Form 10QSB
period 1995-10-31
ADINA INC
filed 1995-12-15
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

     (Mark One)

       Quarterly report under Section 13,  or 15 (d) of the Securities  Exchange
          Act of 1934

     For the quarterly period ended  October 31, 1995

       Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from ________________ to _________________

     Commission file number          33-19435


                                   ADINA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                        75-2233445
     (State or Other Jurisdiction of                   (I.R.S.Employer
      Incorporation or Organization)                    Identification No.)


                    17770 Preston Road, Dallas, Texas   75252
                    (Address of Principal Executive Offices)


                                (214) 733-3005
                (Issuer's Telephone Number, Including Area Code)


(Former  Name, Former  Address and  Former Fiscal  Year, if  Changed Since  Last
Report)

     Check whether the  issuer: (1) filed  all reports required  to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
   Yes       No
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
   Yes       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,250,000

                                   ADINA, INC.


                                    I N D E X



                                                 Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Balance Sheets                     2

                    Statements of Operations           3

                    Statements of Cash Flows           4

                    Notes to Financial
                    Statements (unaudited)             5

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                         5

Part II   OTHER INFORMATION                            6

                                   ADINA, INC.
                          (a development stage company)

                         PART I.  FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                   October 31, 1995   April 30, 1995
  Cash                                     $   10             $  10

Total Assets                               $   10             $  10

                      LIABILITIES AND STOCKHOLDERS' EQUITY



 Note Payable - Affiliate                  $  540             $ 540

Stockholders' Equity:
  Common stock (number of
  shares authorized 25,000,000,
  issued and outstanding
  11,250,000 shares, par value
 $.001/sh)                                 11,250            11,250

Retained earnings (deficit)               (11,780)          (11,780)

Total Liabilities &
Stockholders' Equity                       $   10             $  10


The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION

                                  (Unaudited)



                                           Six Months Ended
                                              October 31,

                                           1995         1994

Income                               $     -          $      -

Expenses - General and
  Administrative                     $     -          $      -

Net Income (Loss)                    $     -          $      -

Earnings per common share*                 *                 *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                  11,250,000       11,250,000


The accompanying notes are an integral part of these statements.

                                   ADINA, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                            Six Months            Six Months
                                             Ended                  Ended
                                      October 31, 1995       October 31, 1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers                   $        -    $       -


 Cash Paid to Employees and
  Other Suppliers of Goods
    and Services                                        -            -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                                   -            -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                                   -            -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                                   -            -

NET INCREASE (DECREASE) IN CASH                         -            -

BEGINNING CASH BALANCE                                 10           10

CASH BALANCE AT END OF PERIOD                  $       10    $      10


The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-K filing for the year ended April 30, 1995.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Following a distribution of its common stock to the shareholders of Forme Capital, Inc. ("Forme") the Registrant has approximately 1,000 shareholders.

It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Management of Registrant will be transferred to the new controlling shareholders. The Management of Registrant intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain Registrant's registra-tion with the Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, maintain and pro-mote an orderly market in Registrant's Common Stock and otherwise treat Regis-trant's shareholders fairly.

Liquidity and Capital Resources

Registrant is a development-stage company and has not conducted any business operations as yet. The Company's cash resources and liquidity are extremely limited. The Company has no assets to use as collateral to allow the Company to borrow, and there is no available external funding source other than Forme which has agreed to provide up to $9,200 for expenses connected with the attempt to find a business combination partner. If no combination partner is found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping, and professional fees.

                          PART II.   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


                                      NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        ADINA, INC.
                                        (Registrant)



                                        By: /s/ Daniel Wettreich

                                        DANIEL WETTREICH, PRESIDENT


Date:  December 14, 1995

                          PART II.   OTHER INFORMATION


Item 6.                                 Exhibits and Reports on Form 8-K


                                      NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        ADINA, INC.
                                        (Registrant)



                                        By:

                                        DANIEL WETTREICH, PRESIDENT


Date:  December 14, 1995