Form 10QSB/A
period 1996-01-30
ADINA INC
filed 1996-03-22
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10-QSB

        (Mark One)

           Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended  January 31, 1996

          Transition report under Section 13 or 15 (d) of the Exchange Act

        For the transition period from  to

        Commission file number          33-19435

                                    ADINA, INC..
         (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                     75-2233445
        (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

                   17770 Preston Road, Dallas, Texas   75252
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


                                       January 31, 1996   April 30, 1995
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

                                    ADINA, INC.
                           (a development stage company)

                              STATEMENTS OF OPERATION

                                   (Unaudited)



                                    Nine Months Ended
                                         October 31,
                                  1996                  1995

   Income                          $       -           $      -

   Expenses - General and
     Administrative                $       -           $      -

   Net Income (Loss)               $       -           $      -

   Earnings per common share*              *                  *

   *(less than $0.001 per
     share)

   Weighted average number of
     shares outstanding               11,250,000        11,250,000


   The accompanying notes are an integral part of these statements.

                                    ADINA, INC.
                           (a development stage company)

                             STATEMENTS OF CASH FLOWS

                                          Nine Months   Nine Months
                                            Ended         Ended
                                     January 31, 1996  January 31, 1995
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

   It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Management of Registrant will be transferred to the new controlling shareholders. The Management of Registrant intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain Registrant's registration with the Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, maintain and promote an orderly market in Registrant's Common Stock and otherwise treat Registrant's shareholders fairly.

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


   Date:  March 14, 1996