Form 10QSB
period 1996-10-31
ADINA INC
filed 1996-12-16
CIK 826773

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October  31, 1996

      o  Transition report under Section 13 or 15 (d) of the Exchange
Act

       For   the   transition   period   from   ________________   to
_________________

     Commission file number          33-19435



          ADINA, INC..
 (Exact Name of Small Business Issuer as Specified in Its Charter)



           Delaware                                75-2233445
     (State or Other Jurisdiction of              (I.R.S. Employer
       Incorporation  or  Organization)             Identification
                                                        No.)


              17770 Preston Road,Dallas, Texas   75252
              (Address of Principal Executive Offices)



                       (972) 733-3005
          (Issuer's Telephone Number, Including Area Code)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  x  Yes    o  No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
  o  Yes    o  No

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

                                  October 31, 1995   April 30, 1996

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


                            ADINA, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                       Six Months    Six Months
                                        Ended          Ended
                                 October 31, 1996  October 31,1995
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Cash Received From Customers           $ -            $ -

 Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                           -              -

 NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     -              -

 NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     -              -

 NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                     -              -

 NET INCREASE (DECREASE) IN CASH           -              -

 BEGINNING CASH BALANCE                    10            10

 CASH BALANCE AT END OF PERIOD             $10           $10




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

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-K filing for the year ended April 30, 1996.


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


   Date:  December 14, 1996


