Form 10QSB
period 1997-01-31
ADINA INC
filed 1997-03-14
CIK 826773

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  January 31, 1997

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

                                  January 31, 1997   April 30, 1996

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


                            ADINA, INC.
                   (a development stage company)

                      STATEMENTS OF OPERATION

                            (Unaudited)



                                           Nine Months Ended
                                                 January 31,


1997                                                             1996


Income                                       $             -                                        $    -

Expenses - General and
  Administrative                 $       -          $       -

Net Income (Loss)                $       -          $      -

Earnings per common share*              *                  *

*(less than $0.001 per
  share)

Weighted average number of
  shares outstanding                11,250,000       11,250,000








The accompanying notes are an integral part of these statements.


                            ADINA, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                      Nine Months   Nine Months
                                        Ended          Ended
                                  January  31, 1997           January
31, 1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Cash Received From Customers              $-            $-

 Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                           -              -

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     -              -

NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                     -              -

NET INCREASE (DECREASE) IN CASH           -              -

BEGINNING CASH BALANCE                    10            10

CASH BALANCE AT END OF PERIOD             $10           $10







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


Date:  March 10, 1997


