Form 10KSB/A
period 1996-04-30
ADINA INC
filed 1997-04-25
CIK 826773

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                                FORM 10-KSB

       (Mark One)

       [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

       For the fiscal year ended April 30, 1996

       [x]Transition report under Section 13 or 15 (d) of the Securities
  Exchange Act of 1934     (No  fee required)

       For the transition period from                 to

       Commission file number          33-19435


                              ADINA, INC.

              (Name of Small Business Issuer in Its Charter)

               DELAWARE                            75-2233445
       (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

       17770 Preston Road, Dallas, Texas                75252
      (Address of Principal Executive Offices)        (Zip Code)

                             (214)  733-3005

       (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange
       Title of Each Class                  on Which Registered

               None                                None


       Securities registered under Section 12(g) of the Exchange Act:

                                    None
                             (Title of Class)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  [x] Yes [ ] No

  Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

  Issuer's revenues for its most recent fiscal year is $    -    .

  As of July 18, 1996, the aggregate market value of the voting stock hold by non-affiliates was $5,872.

  The number of shares outstanding of the Registrant's common stock $0.00002 par value was 32,550,000 at July 18, 1996.

  Documents Incorporated by Reference.    None

  Item 1. Business

       Adina, Inc. (Registrant) was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's issued shares were distributed to Forme stockholders. Registrant has no operations or substantial assets, and through Forme intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. All costs incurred up to a maximum amount of $9,200 will be paid by Forme. Existing shareholders of Registrant will, in all probability, experience significant dilution of their ownership of Registrant and should experience an appreciation in the net book value per share. Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of its business contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

       Registrant is now seeking an acquisition and/or merger transaction, and is effectively a blind pool company.

  Item 2. Properties

       Registrant shares offices at 17770 Preston Road, Dallas, Texas 75252 with an affiliate of its President on an informal basis.

  Item 3. Legal Proceedings

       No legal proceedings to which the Registrant is a party is subject or pending and no such proceedings are known by the Registrant to be contemplated. There are no proceedings to which any director, officer or affiliate of the Registrant, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Registrant is a party adverse to the Registrant.

  Item 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted for a vote of security holders.

                                 PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters

       Registrant's common stock is traded over-the-counter and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters since April, 1994. The quotations are taken from the "pink sheets" of the National Quotation Bureau. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                               Bid                      Ask
    Quarter Ending        Low        High             Low    High
    April 30, 1996      0.015625   0.015625           0.25    0.25
    January 31, 1996    0.015625   0.015625           0.25    0.25
    October 31, 1995    0.015625   0.015625           0.25    0.25
    July 30, 1995       0.015625   0.015625           0.25    0.25
    April 30, 1995      0.015625   0.015625           0.25    0.25
    January 31, 1995    0.015625   0.015625           0.25    0.25
    October 31, 1994    0.015625   0.015625           0.25    0.25
    July 31, 1994       0.015625   0.015625           0.25    0.25
    April 30, 1994      0.015625   0.015625           0.25    0.25

    As of July 18, 1996, there were approximately 1000 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

  Item 6.Selected Financial Data


                 Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                  April 30    April 30    April 30    April 30    April 30
                    1996        1995        1994        1993        1992
  Gross Revenue   $     -     $      -    $      -    $      -    $       -
  Income (loss)
   from continuing
   operations           -            -           -           -            -
  Income (loss)
   from continuing
   operations
   per share            *            *           *           *            *
  Total Assets        470          470          10          10           10
  Long-term
   Obligations
   and redeemable
   Preferred Stock      -            -           -           -            -
  Cash Dividends Per
   Share                -            -           -           -            -

  Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

       Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Following a distribution of its common stock to the shareholders of Forme Capital, Inc. the Registrant has approximately 1000 shareholders.

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

  Liquidity and Capital Resources

       Registrant is a development-stage company and has not conducted any business operations as yet. The Registrant's cash resources and liquidity are extremely limited. The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source other than Forme which has agreed to provide up to $9,200 for expenses connected with the attempt to find a business combination partner. If no combination partner can be found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping and professional fees.

  Item 8. Financial Statement and Supplementary Data

  Index to Financial Statements

  Report of Independent Certified Accountants

  Financial Statements for April 30, 1996, and 1995

  Balance Sheets

  Statement of Operations

  Statement of Changes in Stockholders Equity

  Statement of Cash Flows

  Notes to Financial Statements

                             MICHAEL W. ZINN, INC.

                         CERTIFIED PUBLIC ACCOUNTANT

                   5930 McCommas Blvd., DALLAS, TEXAS  75206
                          TELEPHONE (214) 821-2369


  AUDITOR'S REPORT


  To:  Board of Directors
       ADINA, INC.




  We have audited the accompanying balance sheets of Adina, Inc., a development stage company, as of April 30, 1996, and the related statements of operations, changes in stockholders equity and cash flows for the years ended April 30, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Adina, Inc. as of April 30, 1996, and the results of its operations, statement of changes in stockholders' equity, and its cash flows for the years ended April 30, 1996, and 1995, in conformity with generally accepted accounting principles.

  Michael Zinn, CPA
  Dallas, Texas
  July 18, 1996

                                    ADINA, INC.
                            (a development stage company)

                                  BALANCE SHEETS
                          For the year ended April 30, 1996

                                      ASSETS

                                                   Year Ended
                                                   April 30, 1996

  CURRENT ASSETS
    Cash                                           $     470

  Total assets                                     $     470


                     LIABILITIES AND STOCKHOLDERS EQUITY

  LIABILITIES

    Current Liabilities                            $       -


  Total Liabilities                                $       -

  Stockholders' equity:
    Common stock (number of
    shares authorized 75,000,000,
    issued and outstanding 32,550,000 shares,
    par value $.00002/share                        $     651
  Additional paid in capital                           1,614
  Retained earnings (deficit)                      $  (1,795)
  Stockholders' Equity                             $     470

  Total Liabilities and
   Stockholders' Equity                            $     470

  The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)


                             STATEMENTS OF OPERATION
               For the years ended April 30, 1996 and April 30, 1995

                                    Year Ended          Year Ended
                                  April 30, 1996      April 30, 1995
  Income                           $          -        $          -

  Expenses - General and
   administrative                             -                   -

  Net Income (loss)                $          -        $          -


  Earnings per common
   share*

  *(less than $0.001
    per share)

  Weighted average number
  of shares outstanding              32,550,000          32,550,000

  The accompanying notes are an integral part of these financial statements.

                                ADINA, INC.
                        (a development stage company)

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the years ended April 30, 1996, and 1995

                                 Common                 Deficit
                                 Stock                Additional    During the
                        Shares    Par      Paid-In    Development  Shareholders
                        Issued   Value     Capital       Stage        Equity
  Balance at April
  30, 1994           32,550,000  $   651  $  1,614    $   (1,795)   $     470

  Net profit (loss)
  for the period
  ended April 30,
  1995                        -        -         -             -            -

  Balance at April
  30, 1995           32,550,000  $   651  $  1,614    $    (1,795)  $     470

  Net profit (loss)
  for the period
  ended April 30,
  1996                        -        -         -              -           -

  Balance at April
  30, 1996           32,550,000  $   651  $  1,614    $    (1,795)  $     470

  The accompanying notes are an integral part of these financial statements.

                                     ADINA, INC.
                            (a development stage company)

                               STATEMENT OF CASH FLOWS
                For the years ended April 30, 1996 and April 30, 1995

                                                1996            1995

  CASH FLOWS FROM OPERATING ACTIVITIES        $    -            $    -

  TOTAL CASH RECEIVED                              -                 -

   Cash paid to Employees and Other
     Suppliers of Goods & Services                 -                 -

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                           -                 -

  CASH FLOWS FROM INVESTING ACTIVITIES             -                 -

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                           -                 -

  CASH FLOWS FROM FINANCIAL ACTIVITIES             -                 -

  NET CASH PROVIDED (USED) BY
    FINANCIAL ACTIVITIES                           -                 -

  NET INCREASE (DECREASE) IN CASH                  -                 -

  BEGINNING CASH BALANCE                         470               470

  CASH BALANCE AT APRIL 30                  $    470          $    470

  The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                         (a development stage company)
                         Notes to Financial Statements



  Organization and Summary of Significant Accounting Policies

       This summary of significant accounting policies is presented to assist in understanding the financial statements of Adina, Inc. These accounting policies conform to generally accepted accounting principles.

  Organization

       The Company was organized on June 24, 1987 as a Delaware corporation and a fiscal year end of April 30 was selected. The Company was formed by Forme Capital, Inc. which distributed 100% of the Common Stock in issue to its stockholders in December, 1987. Planned principal operations of the Company have not yet commenced and
  activities to date have been primarily organizational in nature.   The
  Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

  Income Taxes

       For the years ended April 30, 1995 and 1996, the Company has incurred approximately $1,795 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1996 financial statements.

  Net Income (Loss) Per Common Share

       The net income/loss per common share is computed by dividing the net income (loss) for the period by the number of shares outstanding at April 30, 1996.

  Capital Stock

       On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share.

       The number of shares authorized are 75,000,000, number of shares issued and outstanding are 32,550,000 and the par value of each share is $0.00002.

       The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.

  Related Party Transactions

       On March 15, 1994, the Company issued 30,550,000 shares of common stock for $1,000 to the brother of the President.

  Registration Statement

       These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement under the Securities Act of 1933 (with amendments) effective December 9, 1987.

  Item 9. Disagreements on Accounting and Financial Disclosure

     A Form 8-K has not been filed within 24 months of the date of the most recent statements to report a change in accountants, nor has there been a filing to report a disagreement on any matter of accounting principle or financial statement disclosure.

                                    PART III

  Item 10.    Directors and Executive Officers of the Registrant

       The following persons serve as directors and/or officers of the
  Registrant:

  Name                  Age    Position    Period Served  Term Expires

  Daniel Wettreich      44     President,  June 24, 1987  Next Annual
                               Treasurer                  Meeting

  Jeanette Fitzgerald   35     Director,   March 14, 1994 Next Annual
                               Secretary                  Meeting

  Daniel Wettreich

       Daniel Wettreich is Chairman, President and Director of the Company since June 1987. Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation(1), a NASDAQ listed public company in CD-ROM software. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Additionally, he currently holds directors positions in the following public companies Danzar Investment Group, Inc., Malex, Inc., Forme Capital, Inc., and Tussik, Inc., which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. From January 1985 to February 1988 he was a founding director of Phoenix Network, Inc., a public telecommunications company listed on the American Stock
  Exchange.   Mr. Wettreich has a Bachelor of Arts in Business
  Administration from the University of Westminister, London, England.

  Jeanette P. Fitzgerald

       Jeanette Fitzgerald is the Secretary and a Director since March 1994. She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc. She is also Vice President and General Counsel and a Director of Camelot Corporation(1). Further, she is a Director of Tussik, Inc., Malex, Inc., Forme Capital, Inc., and Danzar Investment Group, Inc., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation (2)following an investment by Camelot. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.

       (1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

       (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.


  Item 11.  Executive Compensation

       The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1996. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

  CASH COMPENSATION TABLE

  Name of individual    Capacities in                 Cash
   Number in Group       Which Served                Compensation

                              NONE


       Directors of the Registrant receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

       Registrant has no compensatory plans or arrangements whereby any executive officer would receive payments from the Registrant or a third party upon his resignation, retirement or termination of employment, or from a change in control of Registrant or a change in the officer's responsibilities following a change in control.

  Item 12.Security Ownership of Certain Beneficial Owners and Management

     The following table shows the amount of common stock, $0.00002 par value, owned as of July 18, 1996, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (2 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

  Name and Address of     Amount and Nature of            Percent
   Beneficial Owner       Beneficial Ownership           of Class
  Daniel Wettreich            1,624,190 (1)                4.98%
  17770 Preston Road
  Dallas, Texas 75252

  All Officers and Directors
  as a group (2 persons)      1,624,190                    4.98%

  Mick Y. Wettreich
  34 Monarch Ct.             30,550,000                   93.85%
  Lyttleton Road
  London England  N2ORA

  (1) 649,190 of these shares are in the name of The Wettreich Heritage Trust, a Texas Trust, whose beneficiaries are the children of Daniel Wettreich, and 225,000 of these shares are in the name of Zara
  Wettreich, the wife of Daniel Wettreich. Mr. Wettreich has disclaimed ownership of the shares owned by the Trust and his wife.

  Item 13.   Certain Relationships and Related Transactions

       Forme Capital, Inc., the Registrant's former parent company, has agreed with The Wettreich Heritage Trust that upon any disposition of the Registrant's stock held by the Trust, the Trust will repay 200% of Forme's out-of-pocket costs incurred in effecting the spin-off, not to exceed the cash consideration received by the Trust.

       On March 15, 1994, Registrant issued 30,550,000 shares of common stock to the brother of the President. This resulted in a change of control.

                                     PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports on
  Form 8-K

  (a)(1)  The following financial statements are included in Part II,
  Item 8 of this report for fiscal year ended April 30, 1996.

       Balance Sheets
       Statements of Operations
       Statements of Changes in Stockholders' Equity
       Statements of Cash Flows
       Notes to Consolidated Financial Statements

  (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

  (a)(3)   Exhibits included herein:      NONE

       Reports on Form 8-K: NONE

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities
   Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ADINA, INC.
  (Registrant)



  By:     /s/Daniel Wettreich
          Daniel Wettreich, President

  Date:   July  30, 1996


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  By:     /s/Daniel Wettreich
          Daniel Wettreich, Director;
          President (Principal Executive
          Officer); Treasurer (Principal
          Financial Officer)

  Date:   July 30, 1996



  By:     /s/Jeanette Fitzgerald
          Jeanette Fitzgerald, Director, Secretary

  Date:   July 30, 1996