Form 10QSB/A
period 1996-10-31
ADINA INC
filed 1997-04-28
CIK 826773

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  32,550,000

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

                            ADINA, INC.
                   (a development stage company)

                   PART I.  FINANCIAL INFORMATION
                      CONDENSED BALANCE SHEETS
                           (Unaudited)
                              ASSETS

                                  October 31, 1996   April 30, 1996

   Cash                                     $  470             $ 470

  Total Assets                              $  470             $ 470

                LIABILITIES AND STOCKHOLDERS' EQUITY


 Current Liabilities                        $  -               $ -

 Stockholders' Equity:
  Common stock (number of
  shares authorized 25,000,000,
  issued and outstanding
  32,550,000 shares, par value
 $.00002/sh)                                   651                651
 Additional paid in capital                  1,614              1,614
 Retained earnings (deficit)                (1,795)            (1,795)

  Total Liabilities &
  Stockholders' Equity                      $  470             $  470




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


                            ADINA, INC.
                   (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                       Six Months    Six Months
                                        Ended          Ended
                                 October 31, 1996  October 31,1995
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Cash Received From Customers           $ -            $ -

 Cash Paid to Employees and
  Other Suppliers of Goods
   and Services                           -              -

 NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     -              -

 NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     -              -

 NET CASH PROVIDED (USED) BY
 FINANCIAL ACTIVITIES                     -              -

 NET INCREASE (DECREASE) IN CASH          -              -

 BEGINNING CASH BALANCE                   470           470

 CASH BALANCE AT END OF PERIOD           $470          $470




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

