Form 10KSB
period 1996-04-30
ADINA INC
filed 1997-07-30
CIK 826773

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                                 (Fee required)

For the fiscal year ended April 30, 1997

[   ]Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                                (No  fee required)

For the transition period from                  to

Commission file number          33-19435

                                   ADINA, INC.

                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                            75-2233445
            (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

             17770 Preston Road, Dallas, Texas                75252
           (Address of Principal Executive Offices)        (Zip Code)

                                 (972)  733-3005

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

                                    None
                             (Title of Class)

     Check  whether the issuer: (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [x] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for its most recent fiscal year is $    -    .

     As of July 18, 1997, the aggregate market value of the voting stock hold by non-affiliates was $7,813.

     The number of shares outstanding of the Registrant's common stock $0.00002 par value was 75,000,000 at July 18, 1997.

     Documents  Incorporated by Reference.    Form 8-K dated May  20,  1997  and
amendments

  Item 1. Business

           Adina, Inc. (Registrant) was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's then issued shares were distributed to Forme stockholders. Registrant had no operations or substantial assets until subsequent to the end of the 1997 fiscal year.

     Subsequent to the period under review, on May 20, 1997 Registrant issued 42,450,000 new common shares to Daniel Wettreich in return for majority control of the outstanding common shares of Alexander Mark Investments(USA), Inc. ("AMI") a NASDAQ OTC Bulletin Board public company. Further Registrant subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation ("Camelot") the consideration being the AMI shares described above. As a result Registrant presently owns 49% of the outstanding voting shares of Camelot. On July 14, 1997 Camelot shareholders approved a one for forty reverse stock split of all outstanding common shares and Preferred Shares, Series J. Mr. Wettreich is a director and officer of AMI and Camelot. (See Form 8-K dated May 20, 1997 with amendments hereby incorporated by reference.)

     Registrant is now a holding company with interests in technology and communications. Camelot is a NASDAQ listed public holding company with subsidiaries in technology and telecommunications, including Third Planet Publishing, Inc. and also now owns 80% of AMI. The primary asset of AMI is 57% of the outstanding share capital of Meteor Technology, Ltd. ("Meteor") a U.K. public company listed on the Alternative Investment Market of the London Stock Exchange. Meteor has two principal subsidiaries Meteor Payphones and DigiPhone International. Meteor Payphones operates approximately 2000 payphones throughout the United Kingdom. DigiPhone International is the worldwide distributor for the products of Third Planet Publishing which include Proficia, DigiPhone 2.0 and VideoTalk. Proficia is an audio handset that connects to a computer, providing quality sound for internet telephony, computer telephony, and multimedia applications. DigiPhone 2.0 is a software product enabling real time full-duplex audio conversations over the Internet. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full-duplex video conferencing over the Internet.

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

  Item 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted for a vote of security holders during the period under review.


                                 PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Registrant's common stock is traded on the NASDAQ OTC Bulletin Board under the symbol ADII and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters since April, 1995 are taken from the "pink sheets" of the National Quotation Bureau. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                      Bid                Ask
    Quarter Ending            Low           High     Low  High

    April 30, 1997            0.015625   0.015625    0.25   0.25
    January 31, 1997          0.015625   0.015625    0.25   0.25
    October 31, 1996          0.015625   0.015625    0.25   0.25
     July  30,  1996          0.015625   0.015625    0.25   0.25
     April  30,  1996         0.015625   0.015625    0.25   0.25
    January 31, 1996          0.015625   0.015625    0.25   0.25
    October 31, 1995          0.015625   0.015625    0.25    0.25
    July 31, 1995             0.015625   0.015625    0.25    0.25
    April 30, 1995            0.015625   0.015625    0.25    0.25

   As of July 18, 1997, there were approximately 1,000 shareholders on record of Registrant's common stock.

Item 6.Selected Financial Data

                                   Year Ended    Year Ended
                                      April 30    April 30
                                        1997        1996

  Gross Revenue               $         -         $   -
  Income (loss)
   from continuing
   operations                           -              -
  Income (loss)
   from continuing
   operations
   per share                            *              *
  Total Assets                          470           470
  Long-term
   Obligations
   and redeemable
   Preferred Stock                       -              -
  Cash Dividends Per
   Share                                 -              -

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

     Registrant was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's then issued shares were distributed to Forme stockholders. Registrant had no operations or substantial assets until subsequent to the end of the fiscal 1997 year. (See Item 1. Business)

     Registrant is now a holding company with interests in Camelot, AMI and Meteor, all of which are public companies.

Liquidity and Capital Resources

     During the period under review the Registrant was a development-stage company and had not conducted any business operations as yet. Subsequent to the period under review the Registrant now has interests in operating businesses. The Directors believe that Camelot, AMI and Meteor have adequate resources to meet their needs for the next twelve months. The Registrant has no real material needs and the Directors believe it therefore has sufficient resources for the next twelve months.

Item 8. Financial Statement and Supplementary Data

Index to Financial Statements

Report of Independent Certified Accountants

Financial Statements for April 30, 1997, and 1996

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements

                              MICHAEL W. ZINN, INC.
                           Certified Public Accountant
                    5930 McCommas Blvd., Dallas, Texas  75206
                            Telephone (214) 821-2369


Auditor's Report


To:  Board of Directors
       ADINA, INC.


We have audited the accompanying balance sheets of Adina, Inc., a development stage company, as of April 30, 1997, and the related statements of operations, changes in stockholders equity and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Adina, Inc. as of April 30, 1997, and the results of its operations, statement of changes in stockholders' equity, and its cash flows for the years ended April 30, 1997, and 1996, in conformity with generally accepted accounting principles.

Michael Zinn, CPA
Dallas, Texas
July 18, 1997

                                   ADINA, INC.
                          (a development stage company)

                                 BALANCE SHEETS
                        For the year ended April 30, 1997

                                     ASSETS

                                   Year Ended
                                 April 30, 1997

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

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION
              For the years ended April 30, 1997 and April 30, 1996

                                  Year Ended          Year Ended
                                April  30, 1997      April  30,1996

  Income                 $          -        $      -

  Expenses-General and
    administrative                  -               -

  Net Income (loss)      $          -        $      -


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

                  For the years ended April 30, 1997, and 1996

                    Common                   Deficit
                    Stock             Additional     During the
               Shares      Par        Paid-In        Development  Shareholders
               Issued     Value       Capital           Stage            Equity

Balance at April
 30, 1994   32,550,000   $ 651       $1,614         $ (1,795)     $470

Net profit (loss)
  for the period
  ended April 30,
       1995     -          -             -              -           -

Balance at April
   30,1995  32,550,000   $ 651        $1,614         $ (1,795)    $470

Net profit (loss)
for the period
ended April 30,
   1996          -        -              -              -            -

Balance at April
  30, 1996   32,550,000  $ 651         $1,614         $ (1,795)   $470


Net Profit (loss)
for the period
ended April 30,
1997              -        -              -           -              -

Balance at April
30, 1997     32,550,000  $ 651          $ 1,614        $ (1,795)  $470



  The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
              For the years ended April 30, 1997 and April 30, 1996

                                   1997            1996


  CASH FLOWS FROM
   OPERATING ACTIVITIES        $    -            $    -

  TOTAL CASH RECEIVED               -                 -

 Cash paid to Employees and Other
  Suppliers of Goods & Services     -                 -

  NET CASH PROVIDED(USED)
  BY OPERATING ACTIVITIES           -                 -

  CASH FLOWS FROM IN-
   VESTING ACTIVITIES               -                 -

  NET CASH PROVIDED(USED)
  BY OPERATING ACTIVITIES            -                 -

  CASH FLOWS FROM FINAN-
    CIAL ACTIVITIES                  -                 -

  NET CASH PROVIDED(USED)
  BY FINANCIAL ACTIVITIES             -                 -

  NET INCREASE (DECREASE)
    IN CASH                          -                 -

  BEGINNING CASH BALANCE           470               470

  CASH BALANCE AT APRIL 30       $ 470           $   470

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

     Through April 30, 1997 the operations of the Company have not yet commenced and activities to date have been primarily organizational in nature. The Company intended to evaluate, structure and complete a merger or acquisition, and such a transaction occurred subsequent to the financial year end.

  Income Taxes

           For the years ended April 30, 1996 and 1997, the Company has incurred approximately $1,795 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1997 financial statements.

  Net Income (Loss) Per Common Share

     The net income/loss per common share is computed by dividing the net income
(loss) for the period by the number of shares outstanding at April 30, 1997.

  Capital Stock

     On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share.

     The number of shares authorized are 75,000,000, and the number of shares issued and outstanding at April 30, 1997 are 32,550,000 with the par value of each share being $0.00002. Subsequent to the year end additional shares were issued to Daniel Wettreich an officer and director resulting in 75,000,000 shares issued and outstanding.

     The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.


Related Party Transactions

     Subsequent to the period under review, Registrant acquired 6,029,921 restricted shares of Alexander Mark Investments (USA), Inc. ("AMI") a NASDAQ OTC Bulletin Board public company of which Mr. Wettreich is an officer and director by the issuance of 42,450,000 restricted common shares of the Registrant to Mr. Wettreich.

     Subsequent to the period under review, Registrant subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation, a NASDAQ listed public company of which Mr. Wettreich is an officer and director. Registrant exchanged all the shares it owned in AMI for the Camelot Preferred Shares. Mr. Gregory is an officer of Camelot.

     Form 8-K's describing these transactions and filed by the Registrant have been incorporated by reference dated May 15, 1997 with amendments and dated May 20, 1997 with amendments.

Subsequent Events

     The  Form 8-K's incorporated by reference reflect activities by the Company
subsequent  to  the  year  end.   The Form 8-K's  include  pro  forma  financial
statements.

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

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     The   following  persons   serve  as  directors  and/or  officers  of   the
Registrant:

Name               Age    Position        Period Served       Term Expires
Daniel Wettreich   45      Director,     June 24, 1987       Next Annual
                           President,                         Meeting
                           Treasurer
Robert Gregory     45      Director,      January 3, 1997     Next Annual
                           Secretary                           Meeting

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company since June 1987. Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation<F1>, a NASDAQ listed public company.
Additionally, he currently holds directors positions in the following public companies Alexander Mark Investments (USA), Inc., Malex, Inc., Forme Capital, Inc., Tussik, Inc. and Meteor Technology plc. In July 1993, he was appointed a Director of Goldstar Video Corporation<F2> following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

Robert  Gregory

Robert Gregory is a director of the Company since January 1997. He is also Vice President-Finance for Camelot Corporation. He was previously Director of Finance of Jenkens & Gilchrist, one of Texas's largest law firms, prior to which he was controller of Memorex Telex Corporation, a manufacturer of computer equipment. Previously, from 1985 he was controller of communications division of Electronic Data Systems, an international provider of information technology. In addition to being a Certified Public Accountant, he has an MBA from Creighton University and a BS in Accounting from the University of Nebraska.
[FN]
        (1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

        (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.
[/FN]


Item 11.  Executive Compensation

     The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1997. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management

     The following table shows the amount of common stock, $0.00002 par value, owned as of July 18, 1997, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (2 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

Name and Address of           Amount and Nature of          Percent
   Beneficial Owner           Beneficial Ownership          of Class

  Daniel Wettreich                43,641,397 <F1>             58.2%
  17770 Preston Road
  Dallas, Texas 75252

  All Officers and Directors
  as a group (2 persons)           43,641,397                 58.2%

  Mick Y. Wettreich
  34 Monarch Ct.                   30,550,000                40.73%
  Lyttleton Road
  London England  N2ORA

   (1) 216,397 of these shares are in the name of Mr. Wettreich's minor son, and 225,000 of these shares are in the name of Mr. Wettreich's wife. Mr. Wettreich has disclaimed ownership of the shares owned by and his wife and son.

Item 13.   Certain Relationships and Related Transactions

     Registrant was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. a company of which Mr. Daniel Wettreich  is  a director and officer and on December 9, 1987 all Registrant's then issued shares
were  distributed  to  Forme  stockholders. Registrant  had   no  operations  or
substantial assets until subsequent to the end of the fiscal year.

     Subsequent to the period under review the Registrant acquired majority control in AMI which Registrant then used as consideration for a subscription of Preferred Shares, Series J of Camelot. Mr. Wettreich is a director and officer of both AMI and Camelot.

                                     PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports on
  Form 8-K

   (a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 1997.

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

  (a)(3)   Exhibits included herein:      NONE

        Reports on Form 8-K: Report dated May 20, 1997 and amendments reflecting
Items 2 and 7.

                                  SIGNATURES


Pursuant  to the requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ADINA, INC.
  (Registrant)



  By:     /s/Daniel Wettreich
          Daniel Wettreich, President

  Date:   July  29, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  By:     /s/Daniel Wettreich
          Daniel Wettreich, Director;
          President (Principal Executive
          Officer); Treasurer (Principal
          Financial Officer)

  Date:   July 29, 1997


  By:     /s/ Robert Gregory
     Robert Gregory, Director, Secretary

  Date:   July 29, 1997

