Form 10QSB
period 1997-07-31
ADINA INC
filed 1997-09-15
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  July 31, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
75,000,000

                             ADINA, INC .

                               I N D E X


                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Consolidated Balance
                    Sheets                                 3

                    Consolidated Statements of
                    Operations                             5

                    Consolidated Statements of
                    Cash Flows                             6

                    Notes to Consolidated
                    Financial Statements                   8

          Items 2.  Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                             9

Part II   OTHER INFORMATION                               11

                              ADINA, INC.

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)
                                        July 31, 1997  April 30, 1997
                                         (Unaudited)(Audited/ Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $    2,370.8   $    3,667.7
  Securities available for sale                    8.3            8.3
  Accounts receivable, net of allowance for
     doubtful accounts of $19,947 and $19,947
     at July 31, 1997 and April 30, 1997         517.8          493.8
  Prepaid expenses                               158.7          167.8
  Inventories, net of allowance for
     obsolescence of $495,145 and $494,744 at
     July 31, 1997 and April 30, 1997            660.0          644.2
       Total current assets                    3,715.7        4,981.8

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Office equipment and fixtures                2,067.3        2,055.8
  Leasehold improvements                          64.2           64.2
  Less accumulated depreciation                 (861.3)        (800.7)
  Total property,plant and equipment-at cost   1,270.2        1,319.3

OTHER ASSETS
  Note receivable - officer, net of allowance
     of $889,000                                 996.5          968.2
  Preferred stock - related party                530.9          530.9
  Licenses and product development, net of
     $35,395 and $31,000 accumulated amortization
     at July 31, 1997 and April 30, 1997         763.5          421.5
  Other                                           51.2           23.1
     Total other assets                        2,342.1        1,943.7

                                          $    7,328.0   $    8,244.8

                              ADINA, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                        July 31, 1997  April 30, 1997
                                         (Unaudited) (Audited/Adjusted)

CURRENT LIABILITIES
  Accounts payable                        $    2,629.1   $    2,642.8
  Accrued expenses                               190.8          223.0
     Total current liabilities                 2,819.9        2,848.9

  Non Affiliate Interest                       2,299.2        2,743.1
     Total Liabilities                         5,119.1        5,608.9


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 75,000,000
     shares authorized, 75,000,000 and 32,500,000
     shares issued at July 31, 1997 and
     April 30, 1997, respectively                  0.7            0.7

  Additional paid-in capital                  38,776.9       38,771.9
  Accumulated deficit                        (33,727.3)     (33,342.4)
  Less: treasury stock, at cost, 28,795
   and 28,745 shares  at  July 31, 1997
   and April 30, 1997                         (2,756.7)      (2,715.7)
  Dividends                                       (4.7)           -
  Notes receivable related to purchase of
     common stock                                (80.0)         (78.6)
       Total stockholders' equity              2,208.8        2,635.9

                                          $    7,328.0   $    8,244.8


See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                              Three Months Ended
                                                   July 31,
                                              1997         1996

REVENUE                                    $    1,662.0 $      767.0

COST OF SALES                                   2,055.2        328.4

 GROSS PROFIT(LOSS)                              (393.2)       438.6

OPERATING EXPENSES:
  General and administrative                    2,151.7      2,283.0
  Depreciation and amortization                   229.4        217.9
                                                2,381.1      2,500.9

LOSS FROM OPERATIONS                           (2,774.3)    (2,062.3)

OTHER INCOME (EXPENSES):
  Interest expense                                (43.1)        (3.1)
  Interest income                                  55.6        110.5
  Dividend income - affiliate                      11.6         11.7
  Gain (Loss) on disposition of assets              1.0       (643.9)
  Other                                               -           -
     Total other income (expense)                  25.1       (524.8)

INCOME (LOSS) FROM CONTINUING
         OPERATIONS                            (2,749.2)    (2,587.1)

DISCONTINUED OPERATIONS:
   Loss on disposal                                 (.4)      (413.1)
                                                    (.4)      (413.1)

NET INCOME(LOSS)                               (2,749.6)    (3,000.2)

DIVIDENDS ON PREFERRED STOCK                       (4.7)       (73.2)

NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON  STOCKHOLDERS                     $    (2,754.3)   $(3,073.4)

INCOME (LOSS) PER SHARE:
 Income(loss) from continuing operations  $       (.042)   $   (.230)
   Loss from discontinued operations              (.000)       (.037)
   Dividends on preferred stock                   (.000)       (.006)

NET INCOME (LOSS) PER COMMON SHARE        $       (.042)   $   (.273)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                          65,771,739    11,250,000

See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

                                              Three Months Ended
                                                   July 31,
                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                    $ (2,748.9)    $(2,999.6)

ADJUSTMENTS TO RECONCILE NET GAIN
 (LOSS) TO NET CASH FROM OPERATING
 ACTIVITIES:
  Depreciation and amortization            161.9         217.9
  (Gain) loss on disposal of assets         14.1         643.9
  Write-off(provision) uncollectible
   accounts receivable                         -          (5.0)
  Write-down of Assets                     453.3            -
  Provision for inventory obsolescence        .4          (1.3)
  Change in assets and liabilities
       Accounts and accrued  receivables   147.1        (500.4)
       Prepaid expenses                      9.1          59.4
       Inventories                         171.3        (113.4)
       Accounts payable and accrued
        expenses                           516.8         329.6
         Net cash used by operating
         activities                     (1,274.9)     (2,368.9)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment      (24.3)     (1,206.4)
  Purchases of marketable securities         -        (1,230.1)
  Proceeds from sale of property and
    equipment                                -              -
  Disposition of assets of discontinued
   operations                                -              -
  Loan to Director of Company              (29.6)        729.8
      Deposits                              (5.3)           -
  Licenses and product development        (367.7)       (244.2)
   Net cash used by investing activities  (426.9)     (1,950.9)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                       5.0       2,319.6
  Dividends on preferred stock              (4.7)        (73.2)
  Purchase of Treasury Stock               (41.0)            -
   Net cash provided by financing
    activities                              40.7       2,246.4

NET INCREASE (DECREASE) IN CASH         (1,742.5)     (2,073.4)

CASH AT BEGINNING OF PERIOD              4,113.9       9,870.6

CASH AT END OF PERIOD                $   2,371.4   $   7,797.2

SUPPLEMENTAL INFORMATION:
  Cash paid for interest             $      71.2   $       6.1

See accompanying notes to these consolidated financial statements.

                             ADINA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES

                                               Three Months Ended
                                                    July 31,
                                                1997        1996

During the quarter ended July 31, 1996,
 Camelot recognized a loss on the August
 1996 disposal of the remaining investment
 in Firecrest.                               (643.9)

During the period under review, Meteor
 Technology, plc expensed the UK, Ireland
 Distribution Rights to DigiPhone.           (453.5)

During the period under review, Meteor
Technology issued shares in settlement
for rent obligations for property
previously occupied by Telecredit
Telekommunications GmbH.                     (318.4)

                             ADINA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)


ITEM 1.   Financial Statements and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-QSB, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 1997.

The consolidated financial statements include the accounts of the Company and the non-affiliated interest of Camelot Corporation ("Camelot"). Camelot is consolidated with the Company because the Company has significant influence over Camelot with 49% ownership of the voting stock and common directorship. Camelot is the majority owner of Alexander Mark Investments (USA), Inc. who is the majority owner  of  Meteor  Technology,  plc ("Meteor").  The  April  30,  1997
adjusted  balance sheet consolidates numbers from the April  30,  1997
Audited Financial Statements of the Company, the April 30, 1997 adjusted Audited Financial Statements of Camelot, the April 30, 1997 adjusted Audited Financial Statements of Alexander Mark and the May 31, 1997 adjusted Audited Financial Statements of Meteor. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. The accumulated deficit increase represents the portion of earning recognized in the first quarter and the currency adjustment.


The Meteor financial presentation is based on the accounting rules of the United Kingdom. The balance sheet reflects adjustments to present financial statements per US GAAP accounting rules. The adjustments included presenting current assets first on the balance sheet, reclassing creditors payable due within one year to the liability section from the current asset section, reclassing creditors payable greater than one year to notes payable, and combining reserve amount and profit and loss account into retained earnings. The assets and liability amounts were not changed.

The accounting rules of the United Kingdom only require financial statements of public companies to be published every six months. Meteor's fiscal year end is May 31, 1997 and their last six month Interim Financials were issued for November 30, 1996. The three month results for the period ending July 31, 1997 and 1996 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.

The financial statements include the 51 per cent majority interest in the outstanding voting share capital of Camelot not owned by the Company. The non-affiliated interest is based on the proportioned share of the consolidated net assets of Camelot on a historical basis.

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at July 31, 1997 and April 30, 1997, one pound equals $1.64 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended July 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended July 31, 1997 was $1,662,000 compared with $767,000 in the comparable quarter of 1996. Net loss for the three month period was $2,749,200 compared with a loss of for the previous year of $2,587,100 These results are due to the restructuring by Meteor of the newly acquired payphone business in the United Kingdom and the continued expenditure by Third Planet on the development of Internet products, primarily VideoTalk. Further a write down of $453,300 was made by Meteor of theDigiPhone UK distribution rights to comply with UK accounting requirements. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. It uses a PCI plug-and-play add-in card that provides high quality audio and video while achieving extremely low processor load. VideoTalk does not require a sound card or a video capture card, and allows communication over the Internet with only a 28.8 Kbps modem. The unit includes the VideoTalk card, a color video camera, a special version of the Proficia telephony handset, and both the VideoTalk and DigiPhone 2.0 software.



The consolidated balance sheets for the period show stockholders' equity of $2,208,800 compared with $2,635,900 for the financial year ended April 30, 1997. Total assets were $7,328,000 compared with $8,244,800 for the comparable period. The decrease in stockholders' equity and total assets was due to the operating loss.


The Company's activities are conducted through its affiliate Camelot.
The management of Camelot continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software and hardware products produced by its subsidiary, Third Planet Publishing, and continues to anticipate that its principal revenue and profitability will emanate from these hardware and software products. As previously announced, negotiations have commenced with major Original EquipmentManufacturers to license this technology.

Liquidity and Capital Resources

      Net cash used by operating activities for the three months ended July 31, 1997 was $1,274,900 compared with $2,368,900 in 1996. Net
cash   used  by  investing  activities  was  $426,900  compared   with
$1,950,900 in 1996. Net cash used by financing activities was $40,700 compared with cash provided of $2,246,400 in 1996. Cash and securities of $2,370,800 compares with $3,667,700 at April 30, 1997.

      The  Company has no plans for capital expenditure, and Camelot's plans for capital expenditure relate principally
to  the purchase of property and equipment to further its hardware and software development program. Management believes that Camelot's Internet products and its payphone operations will generate its principal revenues and cash flow during the next twelve  months.
Management  believes that the anticipated level of  revenue  generated by Camelot  together with the present level  of  cash  resources
available  to Camelot will be sufficient for its needs.   However,
Management believes that additional cash resources may be needed if the anticipated level of revenues are not achieved, or are not achieved timely. Management believes that should the Company or its affiliate require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that neither the Company nor its affiliate have any long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's or its affiliate's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the normal course of business.

                     PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

        A majority of the shareholders approved a one for thirty reverse of the Common Shares, authorized and outstanding and then amended the articles of the Registrant to authorize 15,000,000 Preferred Shares and 25,000,000 Common Shares.

Item 5.   Exhibits and Reports on Form 8-K.

       (a) Exhibits:
                3(1)                 Articles of Incorporation: Incorporated
                                      by reference to Registration  Statement
                                      filed on  Form  10,  June  23, 1976.

               3(2)                  Bylaws: Incorporated by reference as
                                      immediately above.

             (10)                   1991  Incentive  Stock Option Plan:
                                          Incorporated by reference to
                                          proxy   statement  for 1991.

       (b)  Reports on Form 8-K:    Form 8-K dated May 20, 1997 with amendments


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

Date:     September 15, 1997