Form 10QSB
period 1997-10-31
ADINA INC
filed 1997-12-15
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB


     (Mark One)

      ____Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 31, 1997

      __Transition report under Section 13 or 15 (d) of the  Exchange
Act

     For the transition period from _______ to _______

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


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
__Yes     _No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
__Yes      ___No

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,198,333
                             ADINA, INC .

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

                              ADINA, INC.

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)
                                    October 31, 1997   April 30, 1997
                                       (Unaudited)   (Audited/Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $    2,198.1   $    3,667.7
  Securities available for sale                    -              8.3
  Accounts receivable, net of
   allowance for doubtful accounts
   of $19,947 and $19,947
  at October 31, 1997 and April 30,
   1997                                          548.2          493.8
  Prepaid expenses                                94.5          167.8
  Inventories, net of allowance for
   obsolescence of $630,145 and
    $494,744 at October 31, 1997
     and April 30, 1997                          512.6          644.2
       Total current assets                    3,353.4        4,981.8

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Office equipment and fixtures                2,092.2        2,055.8
  Leasehold improvements                          64.2           64.2
  Less accumulated depreciation                 (922.5)        (800.7)
   Total property, plant and equipment
       - at cost                               1,233.9        1,319.3

OTHER ASSETS
  Note receivable-officer, net of allowance
     of $889,000                               1,025.2          968.2
  Preferred stock - related party                530.9          530.9
  Licenses and product development, net of
     $38,385 and $31,000 accumulated
     amortization at October 31, 1997
     and April 30, 1997                        1,070.8          421.5
  Other                                           50.0           23.1
     Total other assets                        2,676.9        1,943.7

                                          $    7,264.2   $    8,244.8

                              ADINA, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                       October 31, 1997April 30, 1997
                                          (Unaudited) (Audited/Adjusted)

CURRENT LIABILITIES
  Accounts payable                        $    2,411.4   $    2,642.8
  Accrued expenses                               180.8          223.0
     Total current liabilities                 2,592.2        2,848.9

  Notes payable                                  800.0
  Non Affiliate Interest                       2,450.2        2,743.1
     Total Liabilities                         5,842.4        5,608.9


STOCKHOLDERS' EQUITY
  Common stock, $.00002 par value,
     40,000,000 shares authorized,
     14,198,333 and 1,083,333 shares
     issued at October 31, 1997 and
     April 30, 1997, respectively                  0.3            0.1
  Preferred stock                                  -              -
  Additional paid-in capital                  37,987.5       38,772.5
  Accumulated deficit                        (33,727.3)     (33,342.4)
  Less: treasury stock, at cost, 29,245
    and 28,745 shares at October 31,1997
    and April 30, 1997                        (2,756.7)      (2,715.7)
  Dividends                                       (1.0)           -
  Notes receivable related to purchase of
     common stock                                (81.0)         (78.6)
       Total stockholders' equity              1,421.8        2,635.9

                                          $    7,264.2   $    8,244.8


See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                               Six months Ended
                                                 October 31,
                                              1997         1996

REVENUE                                    $    1,688.4  $     963.6

COST OF SALES                                   2,161.7      1,191.8

  GROSS PROFIT (LOSS)                            (473.3)      (228.2)

OPERATING EXPENSES:
  General and administrative                    2,877.9      3,904.7
  Provision for inventory E & O                   191.0        416.7
  Depreciation and amortization                   138.1        217.9
                                                3,207.0      4,708.4

LOSS FROM OPERATIONS                           (3,680.3)    (4,936.6)

OTHER INCOME (EXPENSES):
  Interest expense                                (43.1)        (3.1)
  Interest income                                  94.9        216.9
  Dividend income - affiliate                      23.3         23.3
  Gain (Loss) on disposition of assets              3.4       (656.7)
  Other                                               -           -
     Total other income (expense)                  78.5       (419.6)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                   (3,601.8)    (5,356.2)

DISCONTINUED OPERATIONS:
  Loss on disposal                                  (.4)      (413.9)
                                                    (.4)      (413.9)

NET INCOME (LOSS)                              (3,602.2)    (5,770.1)

DIVIDENDS ON PREFERRED STOCK                       (1.0)       (78.0)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $   (3,603.2)$   (5,848.1)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations $       (.674)    $(14.283)
  Loss from discontinued operations                (.000)      (1.104)
  Dividends on preferred stock                     (.001)       (.208)

NET INCOME (LOSS) PER COMMON SHARE         $       (.675)$    (15.595)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                           5,340,806     375,000

See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

                                               Six months Ended
                                                 October 31,
                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $  (3,599.1)  $ (5.769.5)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                  200.2         405.7
  (Gain) loss on disposal of assets               14.5         656.7
  Non cash transaction for cash                  100.0           -
  Write-off (provision) uncollectible
    accounts receivable                            -            (6.1)
  Write-down of Assets                           453.3             -
  Provision for inventory obsolescence           135.4         387.0
  Change in assets and liabilities
       Accounts and accrued  receivables          94.9        (127.6)
       Prepaid expenses                           73.2          80.8
       Inventories                               185.6        (182.2)
       Accounts payable and accrued expenses     322.4         179.1
          Net cash used by operating activities(2,022.6)    (4,376.1)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (42.6)     (1,491.6)
  Purchases of marketable securities               -        (1,230.1)
  Proceeds from sale of property and equipment     -         1,731.4
  Disposition of assets of discontinued
      operations                                   -               -
  Loan to Director of Company                    (59.4)      1,000.0
  Deposits                                        (9.2)            -
  Licenses and product development              (688.2)       (294.7)
     Net cash used by investing activities      (773.2)     (2,285.3)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                           122.0       2,319.6
  Sale of preferred stock                          -         1,947.5
  Proceed from note payable                      800.0           -
  Dividends on preferred stock                    (1.0)        (78.0)
  Purchase of Treasury Stock                     (41.0)            -
  Net cash provided by financing activities      880.0       4,189.1

NET INCREASE (DECREASE) IN CASH               (1,915.8)     (2,472.3)

CASH AT BEGINNING OF PERIOD                    4,113.9       9,870.6

CASH AT END OF PERIOD                      $   2,198.1   $   7,398.3

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $      71.2   $       6.1

See accompanying notes to these consolidated financial statements.

                             ADINA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                Six months Ended
                                                  October 31,
                                                1997        1996

During the period ended October 31, 1996,
Camelot recognized a loss on the August 1996              (643.9)
disposal of the remaining investment in Firecrest.

During the period under review, Meteor
Technology, plc expensed the UK, Ireland
Distribution Rights to DigiPhone.               (453.5)

During the period under review, Meteor
Technology issued shares in settlement for rent obligations for property previously occupied by Telecredit Telekommunications GmbH. (318.4)

During the period under review Camelot issued
shares for commission expense related to
$800,000 funding                                (100.0)

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

The consolidated financial statements include the accounts of the Company and the non-affiliated interest of Camelot Corporation ("Camelot"). Camelot is consolidated with the Company because the Company has significant influence over Camelot with approximately 45% ownership of the voting stock and common directorship. Camelot is the majority owner of Alexander Mark Investments (USA), Inc. who is the majority owner of Meteor Technology, plc ("Meteor"). The April 30, 1997 adjusted balance sheet consolidates numbers from the April
30, 1997 Audited Financial Statements of the Company, the April 30, 1997 adjusted Audited Financial Statements of Camelot, the April 30,
1997 adjusted Audited Financial Statements of Alexander Mark and the May 31, 1997 adjusted Audited Financial Statements of Meteor. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. The accumulated deficit increase represents the portion of earning recognized in the first quarter and the currency adjustment.

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

The accounting rules of the United Kingdom only require financial statements of public companies to be published every six months. Meteor's fiscal year end is May 31, 1997 and their last six month
Interim Financials were issued for November 30, 1996. The six month results for the period ending October 31, 1997 and 1996 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.

The financial statements include the 55 per cent majority interest in the outstanding voting share capital of Camelot not owned by the Company. The non-affiliated interest is based on the proportioned share of the consolidated net assets of Camelot on a historical basis.

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at October 31, 1997 and April 30, 1997, one pound equals $1.67 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended October 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended October 31, 1997 was $1,688,400 compared with $963,600 in the comparable quarter of 1996. Net loss for the six month period was $3,601,800 compared with a loss for the previous year of $5,356,200. These results are due to the restructuring by Meteor of the newly acquired payphone business in the United Kingdom and the continued expenditure by Third Planet on the development of Internet products, primarily VideoTalk. Camelot Corporation ("Camelot"), a subsidiary has continued with its cost cutting efforts. Further a write down of $453,300 was made by Meteor of the DigiPhone UK distribution rights to comply with UK accounting requirements.

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

The consolidated balance sheets for the period show stockholders' equity of $1,594,700 compared with $2,635,900 for the financial year ended April 30, 1997. Total assets were $7,264,200 compared with $8,244,800 for the comparable period. The decrease in stockholders' equity and total assets was due to the operating loss.

The Company's activities are primarily conducted through its affiliate Camelot. The management of Camelot continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software and hardware products produced by its subsidiary, Third Planet Publishing, and continues to anticipate that its principal revenue and profitability will emanate from these hardware and software products. As previously announced, negotiations have commenced with major Original Equipment Manufacturers to license this technology.

Subsequent to the year end, Camelot announced that it has entered into a conditional agreement to acquire 100% of the issued share capital of DigiPhone International Ltd. ("DI"), the London based company that is the exclusive worldwide distributor of VideoTalk. Following this acquisition Camelot will own 100% of all the rights, title and interests to VideoTalk through its wholly owned subsidiaries Third Planet Publishing, Inc. (which owns the technology rights to VideoTalk) and DI (which owns the marketing rights to VideoTalk).

The  consideration  will be $828,250 payable by  the  cancellation  of outstanding loan stock owed to Camelot by the seller, Meteor Technology plc ("Meteor"). Meteor is 57% owned by Alexander Mark Investments (USA), Inc. which is in turn 80% owned by Camelot. The agreement is conditional on the shareholders of both Camelot and Meteor approving this transaction.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended October 31, 1997 was $2,022,600 compared with $4,376,100 in 1996.
Net cash used by investing activities was $773,200 compared with $2,285,300 in 1996. Net cash provided by financing activities was $880,000 compared with cash provided of $4,189,100 in 1996. Cash and securities of $2,198,100 compares with $7,398,300 at April 30, 1997.

The Company has no plan for capital expenditure, and Camelot's plans for capital expenditures relate principally to the purchase of property and equipment to further its hardware and software development program. Management believes that Camelot's Internet products and its payphone operations will generate its principal revenues and cash flow during the next twelve months. Management believes that the anticipated level of revenue generated by Camelot together with the present level of cash resources available to Camelot will be sufficient for its needs. However, Management believes that additional cash resources may be needed if the anticipated level of revenues are not achieved, or are not achieved timely. Management believes that should the Company or its affiliate require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that neither the Company nor Camelot have any long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's or Camelot's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the normal course of business.

               PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

A majority of the shareholders approved a one for thirty reverse of the Common Shares, authorized and outstanding and then amended the articles of the Registrant to authorize 15,000,000 Preferred Shares and 25,000,000 Common Shares.

Item 5.   Exhibits and Reports on Form 8-K.

       (a) Exhibits:
                3(1) Articles ofIncorporation: Incorporated by reference
                                  to Registration Statement filed
                                    on Form 10, June 23, 1976.

                    3(2) Bylaws:Incorporated by reference as
                                        immediately above.

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

                                        ADINA, INC.
                                             (Registrant)



                                          By:   /s/  Daniel  Wettreich
                                               DANIEL    WETTREICH,
                                             President   and   Principal
                                             Financial Officer

Date:     December 10, 1997