Form 10QSB
period 1998-01-31
ADINA INC
filed 1998-03-16
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB


	(Mark One)

	?Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended  January 31, 1998

	?Transition report under Section 13 or 15 (d) of the Exchange
Act

	For the transition period from____________ to ______________

	Commission file number          33-19435


                       ADINA, INC.
	(Exact Name of Small Business Issuer as Specified in Its Charter)


       Delaware        		         75-2233445
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		 Identification No.)


    2415 Midway Road, Suite 121, Carrollton, Texas  75006
(Address of Principal Executive Offices)


           (972) 733-3005
(Issuer's Telephone Number, Including Area Code)


         17770 Preston Road, Dallas, Texas   75252
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)


	Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
_Yes	_No
	APPLICABLE ONLY TO ISSUERS INVOLVED IN
	BANKRUPTCY PROCEEDINGS DURING THE
	PRECEDING FIVE YEARS

	Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
_Yes	_No

	APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,198,333

ADINA, INC .

I N D E X
                                                 			Page No.

Part I	FINANCIAL INFORMATION (UNAUDITED):

	Item 1.	Consolidated Balance
		Sheets	                                               3

		Consolidated Statements of
		Operations	                                           5

		Consolidated Statements of
		Cash Flows	                                           6

		Notes to Consolidated
		Financial Statements	                                  8

	Items 2.	Management's Discussion
		and Analysis of Financial
		Condition and Results of
		Operations	                                            9

Part II	OTHER INFORMATION                              	11

ADINA, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)
                                     	January 31, 1998	April 30, 1997
                                         (Unaudited)(Audited/Adjusted)

CURRENT ASSETS
	Cash and cash equivalents             	$	1,756.1	$	3,667.7
	Securities available for sale		            222.0		8.3
	Accounts receivable, net of allowance for
		doubtful accounts of $19,947 and $19,947
		at January 31, 1998 and April 30, 1997	    714.2		493.8
	Prepaid expenses	                           	43.0		167.8
	Inventories, net of allowance for
		obsolescence of $630,145 and $494,744 at
		January 31, 1998 and April 30, 1997		      473.4		644.2
			Total current assets	                  	3,208.7		4,981.8

PROPERTY, PLANT AND EQUIPMENT - AT COST
	Office equipment and fixtures	            	2,094.7		2,055.8
	Leasehold improvements	                     	64.2		64.2
	Less accumulated depreciation            		(993.4)		(800.7)
		Total property, plant and
      equipment-at cost	                   	1,165.5		1,319.3

OTHER ASSETS
	Note receivable - officer, net of allowance
	   of $889,000	                           	1,025.2		968.2
	Preferred stock - related party            		530.9		530.9
	Licenses and product development, net of
		$38,385 and $31,000 accumulated amortization
		at January 31, 1998 and April 30, 1997	     980.0		421.5
	Other		                                       43.7	   	23.1
		Total other assets	                      	2,579.8		1,943.7

                                       			$	6,954.0	$	8,244.8

ADINA, INC.

LIABILITIES AND STOCKHOLDERS' EQUITY
(In Thousands)

                                    	January 31, 1998	April 30, 1997
                                         (Unaudited)	(Audited/Adjusted)

CURRENT LIABILITIES
	Accounts payable                            	$	2,324.9	$	2,642.8
	Accrued expenses		                               112.7		223.0
		Total current liabilities		                   2,437.6		 2,848.9

	Notes payable	                                  	800.0
	Non Affiliate Interest	                        2,168.9		2,743.1
		Total Liabilities	                           	5,406.5		5,608.9


STOCKHOLDERS' EQUITY
	Common stock, $.00002 par value, 40,000,000
		shares authorized, 14,198,333 and 1,083,333
		shares issued at January 31, 1998 and
		April 30, 1997, respectively	                    	3.0		0.1
	Preferred stock	                                    	-		-
	Additional paid-in capital	                  	37,911.9		38,772.5
	Accumulated deficit		                        (33,513.9)		(33,342.4)
	Less: treasury stock, at cost, 29,245
     and 28,745 shares at January 31, 1998
     and April 30, 1997		                      (2,766.7)		(2,715.7)
	Dividends                                       		(5.8)		-
	Notes receivable related to purchase of
		common stock	                                  	(81.0)		(78.6)
			Total stockholders' equity	                 	1,547.5		2,635.9

                                           			$	6,954.0	$	8,244.8


See accompanying notes to these consolidated financial statements.

ADINA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands, Except Share and Per Share Data)

                                             	Nine Months Ended
                                               		January 31,
                                                	1998	1997

REVENUE                                    	$	1,710.9	$	1,443.0

COST OF SALES	                               	2,194.3		1,549.8

	GROSS PROFIT (LOSS)	                         	(483.3)	106.8

OPERATING EXPENSES:
	General and administrative	                  	3,630.6		5,691.4
	Provision for inventory E & O                 		342.0		621.0
	Depreciation and amortization	                 	138.1		387.0
                                           				4,110.7		6,699.4

LOSS FROM OPERATIONS		                        (4,594.1)	(6,806.2)

OTHER INCOME (EXPENSES):
	Interest expense                               	(42.5)	(13.4)
	Interest income		                                99.5		305.6
	Dividend income - affiliate                    		35.0		34.9
	Gain (Loss) on disposition of assets	            	3.4		(660.2)
	Other	                                            	-		(2,099.2)
		Total other income (expense)		                 95.4		(2,432.4)

INCOME (LOSS) FROM CONTINUING
	OPERATIONS		                                 (4,498.7)	(9,238.6)

DISCONTINUED OPERATIONS:
	Loss on disposal		                               (14.4)	(703.4)
                                              				(14.4)	(703.4)

NET INCOME (LOSS)	                            	(4,514.1)	(9,942.0)

DIVIDENDS ON PREFERRED STOCK		                     (1.0)	(90.4)

NET INCOME (LOSS) ATTRIBUTABLE TO
	COMMON STOCKHOLDERS                         	$	(4,514.1)$	(10,002.4)

INCOME (LOSS) PER SHARE:
	Income (loss) from continuing operations	       $	(.561)$	(16.424)
	Loss from discontinued operations	               	(.001)	(1.250)
	Dividends on preferred stock	                    	(.001)	(.161)

NET INCOME (LOSS) PER COMMON SHARE              	$	(.563)$	17.835

WEIGHTED AVERAGE OF COMMON
	STOCK OUTSTANDING	                           	8,011,209		562,500

See accompanying notes to these consolidated financial statements.

ADINA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

                                              	Nine Months Ended
                                                  		January 31,
                                                	1998	      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)	                        $	(4,514.1)	$ (9,942.0)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
	NET CASH FROM OPERATING ACTIVITIES:
	Depreciation and amortization	               	361.9	     	445.1
	(Gain) loss on disposal of assets	            	14.5	     	786.7
	Non cash transaction for cash	               	860.2	       	-
	Write-off (provision) uncollectible
     accounts receivable	                      	-		        (6.0)
	Write-down of Assets                       		453.3	        	-
	Provision for inventory obsolescence        		135.4	     	387.0
	Change in assets and liabilities
			Accounts and accrued  receivables		         (70.0)	  	(188.5)
			Prepaid expenses	                          	124.7		     58.7
			Inventories		                               224.8		     73.8
			Accounts payable and accrued expenses	      167.0	     	37.3
				Net cash used by operating activities	  (2,242.3)		(8,347.9)

CASH FLOW FROM INVESTING ACTIVITIES:
	Purchases of property and equipment       		(45.1)	     	(1,491.4)
	Purchases of marketable securities        		(222.0)	    	(2,030.1)
	Proceeds from sale of property and equipment	  8.2	       	1,731.4
	Disposition of assets of discontinued operations	-         		152.2
	Loan to Director of Company                		(59.4)	     	(1,000.0)
	Deposits		                                   (15.5)	        	(25.8)
	Licenses and product development		          (688.2)		       (312.2)
		Net cash used by investing activities		    (991.4)	     	(2,975.9)

CASH FLOW FROM FINANCING ACTIVITIES:
	Sale of common stock		                       122.7	       	3,123.8
	Sale of preferred stock                      		-	         	2,593.7
	Proceed from note payable		                  800.0	            	-
	Dividends on preferred stock	                	(5.8)		      (78.0)
	Purchase of Treasury Stock	                 	(41.0)	           	-
		Net cash provided by financing activities   	875.9	      	5,638.5

NET INCREASE (DECREASE) IN CASH		          (2,357.8)		     (5,685.3)

CASH AT BEGINNING OF PERIOD		               4,113.9	        	9,870.6

CASH AT END OF PERIOD                     	$	1,756.1     	$  4.185.3

SUPPLEMENTAL INFORMATION:
	Cash paid for interest                    	$	71.2	          	$ 6.1

See accompanying notes to these consolidated financial statements.

ADINA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                		Nine Months Ended
                                                   		January 31,
                                                	1998	           1997

During the period ended January 31, 1997,
Camelot                                         	             (643.9)
recognized a loss on the August 1996
disposal of the remaining investment in
Firecrest.

During the period under review, Meteor
Technology, plc expensed the UK, Ireland
Distribution Rights to DigiPhone.		                           (453.5)

During the period under review, Meteor
Technology issued shares in settlement
for rent obligations for property previously
occupied by Telecredit Telekommunications GmbH.	             	(318.4)

During the period under review Camelot issued shares for
commission expense related to $800,000 funding		              (100.0)

ADINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)


ITEM 1.	Financial Statements and Principles of Consolidation

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

The consolidated financial statements include the accounts of the Company and the non-affiliated interest of Camelot Corporation ("Camelot"). Camelot is consolidated with the Company because the Company has significant influence over Camelot with approximately 39.8% ownership of the voting stock and common directorship. Camelot is the majority owner of Alexander Mark Investments (USA), Inc. who is the majority owner of Meteor Technology, plc ("Meteor"). The April
30, 1997 adjusted balance sheet consolidates numbers from the April 30, 1997 Audited Financial Statements of the Company, the April 30, 1997 adjusted Audited Financial Statements of Camelot, the April 30, 1997 adjusted Audited Financial Statements of Alexander Mark and the May 31, 1997 adjusted Audited Financial Statements of Meteor. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. The accumulated deficit increase represents the portion of earning recognized in the first quarter and the currency adjustment.

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

The accounting rules of the United Kingdom only require financial statements of public companies to be published annually. Meteor's fiscal year end is May 31, 1997 and their last six month Interim Financials were issued for November 30, 1996. The results for the period ending January 31, 1998 and 1997 include the published results of Meteor.

The financial statements include the majority interest in the outstanding voting share capital of Camelot not owned by the Company. The non-affiliated interest is based on the proportioned share of the consolidated net assets of Camelot.

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at January 31, 1998 and April 30, 1997, one pound equals $1.6317 and $1.62, respectively.

ITEM 2.	Management Discussion and Analysis of Financial Condition
and Results of Operations

The Company's revenue for the period ended January 31, 1998 was $1,710,900 compared with $1,443,000 in 1997. Net loss for the period was $4,514,100 compared with a loss for the previous year of $9,942,000. These results are due to the restructuring by Meteor of the newly acquired payphone business in the United Kingdom and the continued expenditure by Third Planet on the development of Internet products, primarily VideoTalk [TM]. Camelot Corporation
("Camelot"), has continued with its cost cutting efforts. Further a write down of $453,300 was made by Meteor of the DigiPhone UK distribution rights to comply with UK accounting requirements.

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

The consolidated balance sheets for the period show stockholders' equity of $1,547,500 compared with $2,635,900 for the financial year ended April 30, 1997. Total assets were $6,954,000 compared with $8,244,800 for the comparable period. The decrease in stockholders' equity and total assets was due to the operating loss.

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

On February 26, 1998 Camelot was delisted from NASDAQ, and is applying for trading on the OTC Bulletin Board.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended January 31, 1997 was $2,242,300 compared with $8,347,900 in 1997.
Net cash used by investing activities was $991,400 compared with $2,975,900 in 1997. Net cash provided by financing activities was $875,900 compared with cash provided of $5,638,500 in 1997.

The Company has no plan for capital expenditure, and Camelot's plans for capital expenditures relate principally to the purchase of property and equipment to further its hardware and software development program. Management believes that Camelot's Internet products and its payphone operations will generate its principal revenues and cash flow during the next twelve months. Management believes that the anticipated level of revenue generated by Camelot together with the present level of cash resources available to Camelot will be sufficient for its needs. However, Management believes that additional cash resources may be needed if the anticipated level of revenues are not achieved, or are not achieved timely. Management believes that should the Company or its affiliate require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that neither the Company nor Camelot have any long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is known to management that would result in increasing or decreasing in a material way other than the potential use of cash resources for investment in the normal course of business.

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

		ADINA, INC.
		(Registrant)



	By:	/s/ Daniel Wettreich
		DANIEL WETTREICH,
President 	and Principal
Financial Officer

Date:	March 16, 1998








6

7