Form 10-K
period 1998-04-30
ADINA INC
filed 1998-07-31
CIK 826773

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

(Mark One)
[x]  Annual report under Section 13 or 15 (d) of the
Securities Exchange Act  of
1934
                                 (Fee required)

For the fiscal year ended April 30, 1998

[   ]Transition report under Section 13 or 15 (d) of the
Securities Exchange Act
of 1934
                                (No  fee required)

For the transition period from                  to

Commission file number          33-19435

                                   ADINA, INC.

                 (Name of Small Business Issuer in Its
Charter)

             DELAWARE                            75-223344
    (State or Other Jurisdiction of          (I.R.S.Employer
     Incorporation or Organization)        Identification No.)

2415 Midway Road, Suite 115, Carrollton, Texas      75006
      (Address of Principal Executive Offices)    (Zip Code)

                               (972)  733-3005
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

    Issuer's revenues for its most recent fiscal year is $-    .

     As of July 18, 1998, the aggregate market value of the voting stock held by non-affiliates was $7,813.

  The number of shares outstanding of the Registrant's common stock $0.00002 par value was 10,330,610 at July 18, 1998.

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

    On May 20, 1997 Registrant  issued
42,450,000 new common shares to Daniel
Wettreich the President of Registrant in
return for majority  control of  the
outstanding  common  shares of Alexander
Mark  Investments(USA),  Inc. ("AMI")  a
NASDAQ  OTC  Bulletin  Board  public
company.   Further  Registrant subscribed
for   53,811,780 Preferred Shares, Series J
of  Camelot  Corporation ("Camelot") the
consideration being the AMI shares described
above.  On July  14, 1997 Camelot
shareholders approved a one for forty reverse
stock split of  all outstanding common shares
and Preferred Shares, Series J.  Registrant
then owned 1,345,295 Preferred Stock, Series
J of Camelot.   Mr. Wettreich was a director
and officer of AMI and Camelot.

On April 28, 1998 Forsam Venture Funding, Inc. issued 1,345,295 Preferred Shares, Series X ("Series X") to Registrant in exchange for the 1,345,295 Camelot Corporation Preferred
Shares, Series J owned by Registrant. The Series X are non-voting, non-yielding and have a preference over the common shares of Forsam Venture Funding, Inc. in the event of liquidation.

On April 28, 1998, Registrant agreed with Forsam Venture Funding, Inc., a private company owned by the children of Daniel
Wettreich, President, to exchange the 11,700,000 common
shares in
Registrant  owned by Forsam Venture Funding, Inc.  for  two
note
receivables  in  the  total amount of $115,000.   Registrant
has
canceled  the  11,700,000 common shares so  they  are  no
longer
outstanding.  Registrant  has  also  accepted  the
tendering  of
1,466,939  shares  to  the  Company  for  cancellation  with no
consideration.  Mick  Y.  Wettreich  now  owns   98.5%   of
the
outstanding common shares and has control.  By Written
Consent of
Shareholders representing over 80% of the outstanding shares, a
10-1  forward stock split was approved April 28, 1998.

Item 2. Properties

     Registrant shares offices at 2415 Midway Road, Suite
115, Carrollton, Texas 75006 with an affiliate of its President on an informal basis.

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

                            Bid                Ask
    Quarter Ending        Low        High       Low    High

    April 30, 1998       0.015625   0.015625    0.25   0.25
    January 31, 1998     0.015625   0.015625    0.25   0.25
    October 31, 1998     0.015625   0.015625    0.25   0.25
    July 31, 1998        0.015625   0.015625    0.25   0.25
    April 30, 1997       0.015625   0.015625    0.25   0.25
    January 31, 1997     0.015625   0.015625    0.25   0.25
    October 31, 1996     0.015625   0.015625    0.25   0.25
     July  30,  1996     0.015625   0.015625    0.25   0.25
     April  30,  1996    0.015625   0.015625    0.25   0.25
    January 31, 1996     0.015625   0.015625    0.25   0.25
    October 31, 1995     0.015625   0.015625    0.25   0.25
    July 31, 1995        0.015625   0.015625    0.25    0.25
    April 30, 1995       0.015625   0.015625    0.25    0.25

   As of July 18, 1998, there were approximately 1,000 shareholders on record ofRegistrant's common stock.

Item 6.Selected Financial Data

                                   Year Ended    Year Ended
                                      April 30    April 30
                                        1998        1997

  Gross Revenue               $         -         $   -
  Income (loss)
   from continuing
   operations                           -              -
  Income (loss)
   from continuing
   operations
   per share                            *              *
  Total Assets                          470           470
  Long-term
   Obligations
   and redeemable
   Preferred Stock                       -              -
  Cash Dividends Per
   Share                                 -              -

Item 7. Management Discussion and Analysis of Financial
Condition and Results of
Operations

     Registrant was incorporated in Delaware on June 24,
1987, as a wholly owned
subsidiary of Forme Capital, Inc. and on December 9, 1987
all Registrant's  then
issued  shares  were  distributed  to Forme  stockholders.
Registrant  had   no
operations or substantial assets until the fiscal  1998
year.  (See Item 1.  Business)

Liquidity and Capital Resources

     During the period under review the Registrant had not conducted any business operations other than an investment in a public company which has since been sold
(See Item 1. Business). The Registrant has no real material needs and the Directors believe it therefore has sufficient resources for the next twelve months.

Item 8. Financial Statement and Supplementary Data

Index to Financial Statements

Report of Independent Certified Accountants

Financial Statements for April 30, 1998, and 1997

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements

                   Larry O'Donnell, CPA PC
                    2280 South Xanadu Way
                          Suite 370
                   Aurora, Colorado  80014

Auditor's Report


To:  Board of Directors
       ADINA, INC.


I  have  audited the accompanying balance sheets of Adina,
Inc., a  development
stage  company, as of April 30, 1998, and the related
statements of  operations,
changes in stockholders equity and cash flows for the years
ended April 30, 1998
and  1997.   These financial statements are the
responsibility of the Company's
management.   My  responsibility is to express an opinion
on  these  financial
statements based on my audits.

I conducted my audit in accordance with generally accepted
auditing standards.
Those  standards require that I plan and perform the audit
to obtain reasonable
assurance   about  whether  the  financial  statements  are
free  of   material
misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that our audits provide a reasonable basis for our opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Adina, Inc.
as of April 30, 1998, and the results of its operations, statement of changes in stockholders' equity, and its cash flows for the years ended April 30, 1998, and
1997, in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA
Aurora, Colorado
July 29, 1998

                                   ADINA, INC.
                          (a development stage company)

                                 BALANCE SHEETS
                        For the year ended April 30, 1998

                                     ASSETS

                                   Year Ended
                                         April 30,1998

  CURRENT ASSETS

  Cash                                            $     470

  Total assets                                    $      470


                       LIABILITIES AND STOCKHOLDERS EQUITY

  LIABILITIES
    Current Liabilities
     Accounts Payable - related parties      $ 1,763


  Total Liabilities                          $1,763

  Stockholders' equity:
    Common stock (number of
    shares authorized  75,000,000,
    issued and outstanding
    10,330,610 shares, par value
    $.00002/share                              $     207
  Additional paid in capital                       4,907
  Deficit accumulated during the
    development stage                          $ (5,937)

  Stockholders' Equity                         $   (823)

  Total Liabilities and
   Stockholders' Equity                        $     940

The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION
              For the years ended April 30, 1998 and April 30, 1997

                                  Year Ended          Year Ended
                                April  30, 1998      April 30,1997

  Income                    $          -        $      -

  Expenses-General and
    administrative                     -               -

  Net Income (loss)          $          -        $      -


  Earnings per common
   share                               *                *

  *(less than $0.001
    per share)

  Weighted average number
   of shares outstanding         14,198,333         32,550,000

  The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY

                  For the years ended April 30, 1998, and
1997

                           Common                   Deficit
                           Stock             Additional
During the
                      Shares      Par        Paid-In
Development  Shareholders
                      Issued     Value       Capital
Stage            Equity


Balance at April
  30, 1996            32,550,000  $ 651       $1,614 $ (1,795)   $470

Net Profit (loss)
for the period
ended April 30,
1997                    -        -            -          -          -

Balance at April
30, 1997           32,550,000  $ 651          $ 1,614 $ (1,795)  $470

Cancellation of
outstanding stock
:for notes rec-
eivable          (11,700,000)   (234)      (114,766) (115,000)
:for no
consideration     (1,466,939)    (29)           29

Forward Stock
Split               9,297,549    186       (186)

Net Profit (loss)
for the period
ended April 30,
1998                    -         -       (3,687)     (3,678)

Balance at April
30, 1998            10,330,610     207  4,907     (5,937) (823)


  The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
              For the years ended April 30, 1998 and April 30, 1997

                                    1998              1997


  CASH FLOWS FROM
   OPERATING ACTIVITIES        $    -            $    -

  TOTAL CASH RECEIVED               -                 -

 Cash paid to Employees and Other
  Suppliers of Goods & Services     -                 -

  NET CASH PROVIDED(USED)
  BY OPERATING ACTIVITIES           -                 -

  CASH FLOWS FROM IN-
   VESTING ACTIVITIES               -                 -

  NET CASH PROVIDED(USED)
  BY OPERATING ACTIVITIES            -                 -

  CASH FLOWS FROM FINAN-
    CIAL ACTIVITIES                  -                 -

  NET CASH PROVIDED(USED)
  BY FINANCIAL ACTIVITIES             -                 -

  NET INCREASE (DECREASE)
    IN CASH                          -                 -

  BEGINNING CASH BALANCE           470               470

  CASH BALANCE AT APRIL 30       $ 470           $   470

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

     Through April 30, 1998 the operations of the Company
have been primarily organizational  in  nature.    The
Company intends to evaluate, structure and complete a merger or acquisition.

  Income Taxes

           For the years ended April 30, 1997 and 1998, the Company has incurred approximately $1,795 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1998 financial statements.

  Net Income (Loss) Per Common Share

     The net income/loss per common share is computed by dividing the net income (loss) for the period by the number of shares outstanding at April 30, 1998.

  Capital Stock

     On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share.

     The number of shares authorized are 75,000,000, and the number of shares issued and outstanding at April 30, 1998 are 10,330,610 with the par value of each share being $0.00002. During the year additional shares were issued to Daniel Wettreich an officer and director resulting in 75,000,000 shares issued and outstanding. In August 1997, shareholders approved a 1for 30 reverse stock split effecting all the outstanding shares but not the par value. In April 1998, a total of 13,166,939 common shares were tendered to the Company for cancellation without any consideration. By written consent of shareholders, in April 1998 a forward stock split of 10-1 was effected on the outstanding shares.

     The  holders  of the Company's stock are entitled to
receive  dividends  at
such  time  and in such amounts as may be determined by the
Company's  Board  of Directors.   All shares of the
Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.


Related Party Transactions

     In May 1997,  to  the  period  under review,
Registrant  acquired  6,029,921 restricted  shares of
Alexander Mark Investments (USA), Inc. ("AMI")  a  NASDAQ
OTC  Bulletin  Board public company of which Mr. Wettreich
is  an  officer  and director  by  the  issuance  of
42,450,000 restricted  common  shares  of   the
Registrant to Mr. Wettreich.

     In May 1997, Registrant subscribed for 53,811,780
Preferred  Shares,  Series  J of Camelot Corporation,  a
NASDAQ listed public company of which Mr. Wettreich is an officer and director. Registrant exchanged all the shares it owned in AMI for the Camelot Preferred Shares.

Subsequent to the period under review, on  April  28,  1998
Forsam Venture Funding,  Inc.  issued 1,345,295  Preferred
Shares, Series X ("Series X") to Registrant in exchange for the 1,345,295 Camelot Corporation Preferred
Shares, Series J owned by Registrant. The Series X are non- voting, non-yielding and have a preference over the common shares of Forsam Venture Funding, Inc. in the event of liquidation.

On  April  28, 1998, Registrant agreed with Forsam  Venture
Funding, Inc., a private company owned by the children of
Daniel Wettreich, President, to exchange the 11,700,000
common shares in Registrant  owned by Forsam Venture
Funding, Inc.  for  two  note receivables  in  the  total
amount of $115,000.   Registrant  has canceled  the
11,700,000 common shares so  they  are  no  longer
outstanding.  Registrant  has  also  accepted  the
tendering  of 1,466,939  shares  to  the  Company  for
cancellation  with   no consideration.  Mick  Y.  Wettreich
now  owns   98.5%   of   the outstanding common shares and
has control. By Written Consent of Shareholders representing over 80% of the outstanding shares, a 10-1 forward stock split was approved April 28, 1998.



  Item 9. Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.    Directors and Executive Officers of the
Registrant

     The   following  person   serves  as  director  and/or
officer  of   the Registrant:

Name                Age  Position  Period Served   Term
                                                   Expires
Daniel Wettreich   46    Director, June 24, 1987   Next
President,                                         Annual
Treasurer                                          Meeting


Daniel Wettreich

Daniel  Wettreich is Chairman, President and Director of the
Company since  June
1987.   Since September 1988, he has been  President and
Director  of  Camelot  Corporation<F1>,  a   public
company. Additionally,  he currently holds directors
positions in the following  public companies   Malex, Inc.,
Forme Capital, Inc., and Tussik, Inc. Since July 1996, he has been Director of Constable Group plc (formerly Meteor Technology plc), a United Kingdom public company(3). In July 1993, he was appointed a Director of Goldstar Video Corporation<F2> following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

 [FN]
        (1)     A subsidiary of Camelot Corporation, Camelot
Entertainment filed
Chapter 7 liquidation in January, 1995.

        (2)     Goldstar  Video Corporation filed for
protection from  creditors
pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.

       (3) A subsidiary, Meteor Payphones Ltd and subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.


[/FN]


Item 11.  Executive Compensation

     The  following  table  lists  all cash compensation
paid  to  Registrant's
executive officers as a group for services rendered in all
capacities during the
fiscal year ended April 30, 1998.  No   individual officer
received compensation
exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

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

Item 12.Security Ownership of Certain Beneficial Owners and
Management

     The following table shows the amount of common stock, $0.00002 par value, owned as of July 18, 1998, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a
group  (2  persons).   Each individual has sole voting power
and sole investment power with respect to the shares beneficially owned.

Name and Address of       Amount and Nature of      Percent
Beneficial Owner          Beneficial Ownership      of Class

  Daniel Wettreich                 225,000
  2415 Midway Road, Ste. 115
  Carrollton, Texas 75006

  All Officers and Directors
  as a group (2 persons)

  Mick Y. Wettreich
  34 Monarch Ct               10,175,650          98.5%
  Lyttleton Road
  London England  N2ORA

   (1)   225,000  of  these  shares are in the name of  Mr.
Wettreich's wife. Mr. Wettreich has disclaimed ownership of the shares owned by his wife.

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

 On  April  28,  1998  Forsam Venture Funding,  Inc.  issued
1,345,295  Preferred Shares, Series X ("Series X") to
Registrant in  exchange  for  the  1,345,295 Camelot
Corporation  Preferred Shares,  Series  J owned by
Registrant. The Series X are non-voting, non-yielding and have a preference over the common shares of Forsam
Venture Funding, Inc. in the event of liquidation.

On  April  28, 1998, Registrant agreed with Forsam  Venture
Funding, Inc., a private company owned by the children of
Daniel Wettreich, President, to exchange the 11,700,000
common shares in Registrant  owned by Forsam Venture
Funding, Inc.  for  two  note receivables  in  the  total
amount of $115,000.   Registrant  has canceled  the
11,700,000 common shares so  they  are  no  longer
outstanding.  Registrant  has  also  accepted  the
tendering  of 1,466,939  shares  to  the  Company  for
cancellation  with   no consideration.  Mick  Y.  Wettreich
now  owns   98.5%   of   the outstanding common shares and
has control.  By Written Consent of Shareholders
representing over 80% of the outstanding  shares,  a
10-1  forward stock split was approved April 28, 1998.

                                  PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and
Reports on   Form 8-K

   (a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended
April 30, 1998.

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

       Reports on Form 8-K: Report dated April 28, 1998 reporting Items 1 and 2.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ADINA, INC.
  (Registrant)



  By:     /s/Daniel Wettreich
          Daniel Wettreich, President

  Date:   July  31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  By:     /s/Daniel Wettreich
          Daniel Wettreich, Director;
          President (Principal Executive
          Officer); Treasurer (Principal
          Financial Officer)

  Date:   July 31, 1998



