Form 10QSB
period 1998-07-31
ADINA INC
filed 1998-09-14
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-QSB


     (Mark One)

      xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  July 31, 1998

     oTransition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from ____________ to ________________

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


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
xYes oNo
                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
oYes oNo
                 APPLICABLE ONLY TO CORPORATE ISSUERS

      State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity,  as  of  the  latest  practicable   date:
10,330,610

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

                              ADINA, INC.

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)


                                        July 31, 1998  April 30, 1998
                                        (Unaudited)  Audited/Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $       91     $       91
  Investment in Preferred Stock                  849            849
       Total current assets                      940            940


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                        July 31, 1998  April 30, 1998
                                         (Unaudited)     (Audited)

CURRENT LIABILITIES
  Accounts payable - related parties      $    1,763     $    1,763
     Total current liabilities                 1,763          1,763


STOCKHOLDERS' EQUITY
  Common stock, $.0.00002 par value, 75,000,000
     shares authorized, 10,330,610 shares outstanding
     at July 31, 1998 and April 30, 1998         207            207

  Additional paid-in capital                   4,907          4,907
  Accumulated deficit                        (5,937)        (5,937)
       Total stockholders' equity              (823)          (823)

TOTAL LIABILITITES
AND STOCKHOLDERS' EQUITY                  $      940     $      940

See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                              Three Months Ended
                                                   July 31,
                                              1998         1997
                                                        (Adjusted)

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                        -            -
  Depreciation and amortization                     -            -
                                                    -            -

LOSS FROM OPERATIONS                                -            -


NET INCOME (LOSS)                                   -            -

NET INCOME (LOSS) Per Common Share
  (*less than $0.001 per share)                     *            *


WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                          10,330,610  65,771,739

See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)


                                              Three Months Ended
                                                   July 31,
                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $       -     $       -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                    -             -
  Change in assets and liabilities
       Accounts and accrued  receivables           -             -
       Accounts payable and accrued expenses       -             -
          Net cash used by operating activities    -             -

CASH FLOW FROM INVESTING ACTIVITIES                -             -

CASH FLOW FROM FINANCING ACTIVITIES                -             -

NET INCREASE (DECREASE) IN CASH                    -             -

CASH AT BEGINNING OF PERIOD                       91           470

CASH AT END OF PERIOD                      $      91     $     470

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $       -     $       -


See accompanying notes to these consolidated financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 1998.

The July 31, 1997 have been adjusted to reflect the year end accounting treatment of the interest in Camelot as an investment and not a pooling of interest.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company has no activity and is actively seeking an opportunity for merger or acquisition.

Liquidity and Capital Resources

Registrant will experience significant cash flow problems if no merger or acquisition partner is found in the next twelve months.

Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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


Date:     September 14, 1998