Form 10QSB
period 1998-10-31
ADINA INC
filed 1998-12-01
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB

     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 31, 1998

     Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from ___________ to ____________

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

                              ADINA, INC.

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)
                                       October 31, 1998April 30, 1998
                                         (Unaudited)(Audited/ Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $       91     $       91
  Investment in Preferred Stock                  849            849
       Total current assets                      940            940


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                       October 31, 1998April 30, 1998
                                         (Unaudited)     (Audited)

CURRENT LIABILITIES
  Accounts payable - related parties      $    1,763     $    1,763
     Total current liabilities                 1,763          1,763


STOCKHOLDERS' EQUITY
  Common stock, $.0.00002 par value,
   75,000,000 shares authorized,
   10,330,610 shares outstanding at
   October 31, 1998 and April 30, 1998           207            207

  Additional paid-in capital                   4,907          4,907
  Accumulated deficit                        (5,937)        (5,937)
       Total stockholders' equity              (823)          (823)

TOTAL LIABILITITES
AND STOCKHOLDERS' EQUITY                  $      940     $      940

See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                               Six Months Ended
                                                 October 31,
                                              1998         1997
                                                        (Adjusted)

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                        -          300.0
  Depreciation and amortization                     -            -
                                                    -         (300.0)

LOSS FROM OPERATIONS                                -         (300.0)


NET INCOME (LOSS)                                   -         (300.00)

NET INCOME (LOSS) Per Common Share
  (*less than $0.001 per share)                     *            *


WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                          10,330,610  65,771,739

See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

                                               Six Months Ended
                                                 October 31,
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

The October 31, 1997 have been adjusted to reflect the year end accounting treatment of the interest in Camelot as an investment and not a pooling of interest.

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

Year 2000 Readiness Disclosure

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


Date:     November 30, 1998