Form 10QSB
period 1999-01-31
ADINA INC
filed 1999-03-03
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  January 31, 1999

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



                           (972) 818-3443
          (Issuer's Telephone Number, Including Area Code)



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

                              ADINA, INC.

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       January 31, 1999April 30, 1998
                                         (Unaudited)(Audited/ Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $       91     $       91
  Investment in Preferred Stock                  849            849
       Total current assets                      940            940


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       January 31, 1999April 30, 1998
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

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Nine Months Ended
                                                 Janaury 31,
                                              1999         1998
                                                        (Adjusted)

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                        -          300
  Depreciation and amortization                     -            -
                                                    -        (300)

LOSS FROM OPERATIONS                                -        (300)


NET INCOME (LOSS)                                   -        (300)

NET INCOME (LOSS) Per Common Share
  (*less than $0.001 per share)                     *            *


WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                          10,330,610  65,771,739



See accompanying notes to these consolidated financial statements.

                              ADINA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                              Nine Months Ended
                                                 Janauary 31,
                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $       -     $        -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                    -             -
  Change in assets and liabilities
       Accounts and accrued  receivables           -             -
       Accounts payable and accrued expenses       -             -
          Net cash used by operating activities    -             -

CASH FLOW FROM INVESTING ACTIVITIES                -             -

CASH FLOW FROM FINANCING ACTIVITIES                -             -

NET INCREASE (DECREASE) IN CASH                    -             -

CASH AT BEGINNING OF PERIOD                       91           470

CASH AT END OF PERIOD                      $      91     $     470

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $       -     $       -


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

The accounts for January 31, 1998 have been adjusted to reflect the year end accounting treatment of the interest in Camelot as an investment and not a pooling of interest.

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


Date:     March 3, 1999