Form 10KSB/A
period 1998-04-30
ADINA INC
filed 1999-04-15
CIK 826773

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                              AMENDMENT NO. 1

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

     Issuer's revenues for its most recent fiscal year is $  3,692.

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

    On May 20, 1997 Registrant issued 42,450,000 new common shares to Daniel Wettreich the President of Registrant in return for majority control of the outstanding common shares of Alexander Mark Investments(USA), Inc. ("AMI") a NASDAQ OTC
Bulletin  Board  public  company.   Further  Registrant
subscribed  for   53,811,780 Preferred Shares, Series J of
Camelot  Corporation ("Camelot") the consideration being the AMI
shares described above.   At that time, Mr. Wettreich was a
director and officer of AMI and Camelot.   On July  14, 1997
Camelot shareholders approved a one for forty reverse stock split of all outstanding common shares and Preferred Shares, Series J. As a result Registrant then owned 1,345,295 Preferred Stock, Series J of Camelot.

In August 1997 Registrant's shareholders approved a 1-30 reverse stock split so as to reduce the number of outstanding shares and enable future issuance of new shares to be facilitated.

In September 1997, Forsam Venture Funding, Inc. ("Forsam"), a private company of which Mr. Wettreich was a director and officer, subscribed for 11,700,000 restricted common shares for the sum of $117,000.

In September 1997, Registrant loaned $60,000 to Louis Investments, Inc. a private company owned by the wife and children of Daniel Wettreich, evidenced by a demand note carrying a 6% per annum interest rate. In November 1997, Registrant loaned $55,000 to the children of Daniel Wettreich evidenced by a demand note carrying a 6% per annum interest rate.

In order to better position the Registrant to be able to conclude a merger or acquisition transaction in the future, the Registrant determined to enter into a series of transactions on April 28, 1998 which were intended to simplify its corporate structure. On April 28, 1998 Forsam issued
1,345,295 Preferred Shares, Series X ("Series X") to Registrant in exchange for the 1,345,295 Camelot Corporation Preferred
Shares, Series J then owned by Registrant. The Series X are non-voting, non-yielding and have a preference over the common shares of Forsam in the event of liquidation.

Also April 28, 1998, Registrant agreed with Forsam to exchange the 11,700,000 common shares in
Registrant  owned by Forsam  for  two  note
receivables plus interest  in  the  total amount of $118,475.   Registrant
canceled  the  11,700,000 common shares so  they  are  no  longer
outstanding.  Further Registrant   also  accepted  the  tendering  by Forsam of
1,466,939  shares  to  the  Company  for  cancellation  with   no
consideration.  Mick  Y.  Wettreich  now  owns   98.5%   of   the
outstanding common shares and is the controlling shareholder of Registrant. By Written Consent of
Shareholders representing over 80% of the outstanding shares, a 10-1 forward stock split was approved April 28, 1998.

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

  Item 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted for a vote of security holders during the period under review. By written consent of shareholders representing over 80% of the outstanding shares a 10-1 forward stock split was approved April 28, 1998.


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

   As of July 18, 1998, there were approximately 627 shareholders on record of Registrant's common stock.

Item 6.Selected Financial Data

                                   Year Ended    Year Ended
                                      April 30    April 30
                                        1998        1997

  Gross Revenue                     $  3,692         $   -
  Income (loss)
   from continuing
   operations                          (1,012)          -
  Income (loss)
   from continuing
   operations
   per share                            *                 *
  Total Assets                        1,405        470
  Long-term
   Obligations
   and redeemable
   Preferred Stock                       -              -
  Cash Dividends Per
   Share                                 -              -

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

     Registrant was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's then
issued  shares  were  distributed  to Forme  stockholders.  Registrant  had   no
operations or substantial assets until the fiscal 1998 year. (See Item 1. Business)
Registrant incurred a loss of $1,012 for the 1998 fiscal year. Revenues of $3,692 comprised interest received and accrued. Registrant's expenses to date have consisted of fees relating to its requirements for record keeping and public filings. The only asset of Registrant, other than a nominal cash amount is non-voting, non-yielding, preferred stock in a private company affiliated with the president of Registrant. Registrant is seeking a business combination, merger or acquisition.

Liquidity and Capital Resources

      During the period under review the Registrant had not conducted any business operations other than an investment in a public company which has since been sold (See Item 1. Business). Registrant is a development-stage company. The Registrant's cash resources and liquidity are extremely limited. The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source other than Forme which has agreed to provide up to $9,200 for expenses connected with the attempt to find a business combination partner. If no combination partner can be found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for
Securities and Exchange Commission reporting requirements, bookkeeping and professional fees.


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

Larry O'Donnell, CPA
Aurora, Colorado
April 14, 1999

                                   ADINA, INC.
                          (a development stage company)

                                 BALANCE SHEETS
                        For the year ended April 30, 1998

                                     ASSETS

                                                       Year Ended
                                                     April 30, 1998

  CURRENT ASSETS

  Cash                                                    $     91
   Non-marketable  securities                                1,314
  Total assets                                              $1,405


                       LIABILITIES AND STOCKHOLDERS EQUITY

  LIABILITIES
    Current Liabilities
     Accounts Payable - related parties                   $ 1,098


  Total Liabilities                                        $1,098

  Stockholders' equity:
    Common stock (number of
    shares authorized  75,000,000,
    issued and outstanding
    10,330,610 shares, par value
    $.00002/share                                       $     207
  Additional paid in capital                                2,907
  Deficit accumulated during the development stage      $  (2,807)

  Stockholders' Equity                                  $     307

  Total Liabilities and
   Stockholders' Equity                                 $    1,405

The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENTS OF OPERATION
              For the years ended April 30, 1998 and April 30, 1997

                                  Year Ended          Year Ended
                                April  30, 1998      April  30,1997

  Income-interest                     $ 3,692           $      -

  Expenses-General and
    administrative                       4,704                -

  Net Income (loss)                   $  (1,012)         $      -


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

                                   ADINA, INC.
                          (a development stage company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the years ended April 30, 1998, and 1997

                           Common                        Deficit
                           Stock             Additional  During the
                      Shares      Par      Paid-In      Development Shareholders
Issued     Value     Capital         Stage      Equity


Balance at April
  30, 1996            32,550,000  $ 651         $1,614   $ (1,795)     $470

Net Profit (loss)
for the period
ended April 30,
1997                   -            -              -           -          -

Balance at April
30, 1997           32,550,000     $ 651       $ 1,614     $ (1,795)     $470

New common stock
issuance           42,450,000      $849          $849       -        -

Reverse Stock split (72,500,000)   (1,450)       1,450      -        -

New common stock
issuance             11,700,000       $234     $116,766    -     $117,000



Cancellation of
outstanding stock
for notes receivable     (11,700,000)   (234)  (116,766)     -     (117,000)
for no consideration     (1,466,939)    (29)       29        -        -

Forward Stock
Split                    9,297,549       186       (186)     -         -

Net Profit (loss)
for the period
ended April 30,
1998           -         -    -             (1,012)     (1,012)

Balance at April
30, 1998            10,330,610     207  2,907     (2807)        307


  The accompanying notes are an integral part of these financial statements.

                                   ADINA, INC.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
              For the years ended April 30, 1998 and April 30, 1997

                                             1998            1997

    Net Income (loss)                     $ (1,012)      $ -

  CASH FLOWS FROM
   OPERATING ACTIVITIES
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Accrued interest addition to
   notes receivable                           (3,475)            -
    Write off of interest                     1,475              -
    Write up of non-marketable
         securities                             293              -
  Increase (decrease) in accounts
          payable                             1,098               -

 NET CASH RECEIVED
   (USED) in operating activities             (1,621)             -

  CASH FLOWS FROM IN-
   VESTING ACTIVITIES

  NET CASH PROVIDED(USED)
  BY INVESTING  ACTIVITIES                       -                -

  CASH FLOWS FROM FINAN-
    CIAL ACTIVITIES
     Issuance of note receivable
       related party                         (115,000)            -
     Issuance of new common
      stock                                   117,000             -

  NET CASH PROVIDED(USED)
  BY FINANCIAL ACTIVITIES                       2,000             -

  NET INCREASE (DECREASE)
    IN CASH                                       (379)            -

  BEGINNING CASH BALANCE                            470           470

  CASH BALANCE AT APRIL 30                        $ 91        $   470

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

  Capital Stock

     On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share. In August 1997 shareholders approved a 1 for 30 reverse stock split.

     The number of shares authorized are 75,000,000, and the number of shares issued and outstanding at April 30, 1998 are 10,330,610 with the par value of each share being $0.00002. During the year additional shares were issued to Daniel Wettreich an officer and director resulting in 75,000,000 shares issued and outstanding. In August 1997, shareholders approved a 1 for 30 reverse stock split effecting all the outstanding shares but not the par value. In September 1997, the Company issued
11,700,000 new shares to Forsam Venture Funding, a private company of which Daniel Wettreich, is an officer and director, for $117,000. In April 1998, 11,700,000 common shares were tendered to the Company in cancellation of $118,475 in outstanding note receivables plus interest and the Company subsequently cancelled the shares. An additional 1,466,939 were tendered to and
cancelled by the Company for no consideration.    By written consent of
shareholders, in April 1998 a forward stock split of 10-1 was effected on the outstanding shares.

     The holders of the Company's stock are entitled to receive dividends at such time and in such amounts as may be determined by the Company's Board of Directors. All shares of the Company's Common Stock have equal voting rights, each share being entitled to one vote per share for the election of directors and for all other purposes.


Related Party Transactions

     In May 1997, during  the  period  under review,  Registrant  acquired
6,029,921
restricted shares of Alexander Mark Investments (USA), Inc. ("AMI") a NASDAQ OTC Bulletin Board public company of which Mr. Wettreich is an officer and director by the issuance of 42,450,000 restricted common shares of the Registrant to Mr. Wettreich.

     In May 1997, Registrant subscribed for 53,811,780
Preferred Shares, Series J of Camelot Corporation, a NASDAQ listed public company of which Mr. Wettreich is an officer and director. Registrant exchanged all the shares it owned in AMI for the Camelot Preferred Shares.

In September 1997, Forsam Venture Funding, Inc., a private company of which
Daniel
Wettreich, is an officer and director, subscribed for 11,700,000 restricted common shares for the sum of $117,000.

In September 1997, Registrant loaned $60,000 to Louis Investments, Inc., a private company owned by the wife and children of Daniel Wettreich, evidenced by a demand note carrying a 6% per annum interest rate. In November 1997, Registrant loaned $55,000 to the children of Daniel Wettreich, evidenced by a demand note carrying a 6% per annum interest rate.

On April 28, 1998 Forsam Venture Funding, Inc. issued 1,345,295 Preferred Shares, Series X ("Series X") to Registrant in exchange for the 1,345,295 Camelot Corporation Preferred Shares, Series J owned by Registrant. The Series
 X are non-voting, non-yielding and have a preference over the common shares of Forsam Venture Funding, Inc. in the event of liquidation.

On  April  28, 1998, Registrant agreed with Forsam  Venture
Funding, Inc., to exchange the 11,700,000 common shares in
Registrant  owned by Forsam Venture Funding, Inc.  for  two  note
receivables  plus interest in  the  total amount of $118,475.   Registrant  has
canceled  the  11,700,000 common shares so  they  are  no  longer outstanding.  Registrant  has  also  accepted  the  tendering  by Forsam of
1,466,939  shares  to  the  Company  for  cancellation  with   no
consideration.  Mick  Y.  Wettreich  now  owns   98.5%   of   the
outstanding common shares and has control. By Written Consent of Shareholders representing over 80% of the outstanding shares, a 10-1 forward stock split was approved April 28, 1998.

 Registrant paid approximately $1,600.00 for stock transfer services to Stock Transfer Company of
America, Inc., a company of which Daniel Wettreich is an officer and director.

  Item 9. Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     The   following  person   serves  as  director  and/or  officer  of   the
Registrant:

Name                Age       Position       Period Served       Term Expires
Daniel Wettreich   46         Director,      June 24, 1987       Next Annual
                              President,                               Meeting
                              Treasurer

Daniel Wettreich

Daniel  Wettreich is Chairman, President and Director of the Company since  June
1987.   Since September 1988, he has been  President and  Director  of  Camelot
Corporation<F1>,  a   public  company. Additionally,  he currently holds
directors   positions in the following  public companies   Malex, Inc., Forme
Capital, Inc., and Tussik, Inc. From July 1996 to July 1998 he was a Director of Constable Group plc (formerly Meteor Technology plc), a United Kingdom public company(3). In July 1993, he was appointed a Director of Goldstar Video Corporation<F2> following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management

     The following table shows the amount of common stock, $0.00002 par value, owned as of July 18, 1998, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director, and by all officers and directors as a group (1 persons). Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

Name and Address of           Amount and Nature of      Percent
   Beneficial Owner           Beneficial Ownership          of Class

  Daniel Wettreich                 0                           0%
  2415 Midway Road, Ste. 115
  Carrollton, Texas 75006

  All Officers and Directors
  as a group (1 persons)

  Mick Y. Wettreich
  34 Monarch Ct               10,183,330             98.5%
  Lyttleton Road
  London England  N2ORA

Item 13.   Certain Relationships and Related Transactions

 Registrant was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. a company of which Mr. Daniel Wettreich  is  a director and officer and on December 9, 1987 all Registrant's then issued shares
were  distributed  to  Forme  stockholders. Registrant  had   no  operations  or
substantial assets until the fiscal year ended April 1998.

On May 20, 1997 Registrant  issued 42,450,000 new common shares to Daniel Wettreich the President of Registrant in return for majority  control of  the  outstanding  common  shares of
Alexander  Mark  Investments(USA),  Inc. ("AMI")  a  NASDAQ  OTC
Bulletin  Board  public  company.   Further  Registrant
subscribed  for   53,811,780 Preferred Shares, Series J of
Camelot  Corporation ("Camelot") the consideration being the AMI
shares described above.   At that time, Mr. Wettreich was a
director and officer of AMI and Camelot.   On July  14, 1997
Camelot shareholders approved a one for forty reverse stock split of  all outstanding common shares and Preferred Shares, Series J.
As a result Registrant then owned 1,345,295 Preferred Stock,
Series J of Camelot.

In August 1997 Registrant's shareholders approved a 1-30 reverse stock split so as to reduce the number of outstanding shares and enable future issuance of new shares to be facilitated.

In September 1997, Forsam Venture Funding, Inc. ("Forsam"), a private company of which Mr. Wettreich was a director and officer, subscribed for 11,700,000 restricted common shares for the sum of $117,000.

In September 1997, Registrant loaned $60,000 to Louis Investments, Inc. a private company owned by the wife and children of Daniel Wettreich, evidenced by a demand note carrying a 6% per annum interest rate. In November 1997, Registrant loaned $55,000 to the children of Daniel Wettreich evidenced by a demand note carrying a 6% per annum interest rate.

In order to better position the Registrant to be able to conclude a merger or acquisition transaction in the future, the Registrant determined to enter into a series of transactions on April 28, 1998 which were intended to simplify its corporate structure. On April 28, 1998 Forsam issued 1,345,295 Preferred
Shares, Series X ("Series X") to Registrant in exchange for the 1,345,295 Camelot Corporation Preferred Shares,
Series J then owned by Registrant. The Series X are non-voting, non-yielding and have a preference over the common shares of Forsam in the event of liquidation.

Also  April  28, 1998, Registrant agreed with Forsam to exchange the 11,700,000 common shares in Registrant  owned by Forsam  for  two  note receivables plus interest
 in  the  total amount of $118,475 .   Registrant  canceled  the  11,700,000
common shares so  they  are  no  longer outstanding.  Further Registrant also  accepted  the  tendering  by Forsam of 1,466,939  shares  to  the
Company  for  cancellation  with   no consideration.  Mick  Y.  Wettreich
 now  owns   98.5%   of   the outstanding common shares and is the controlling
shareholder of Registrant.  By Written Consent of  Shareholders representing over 80% of the outstanding  shares,  a 10-1  forward stock split was approved April 28, 1998.

Registrant paid  approximately $1,600.00 for stock transfer services to Stock
Transfer Company of America, Inc., a company of which Daniel Wettreich is an officer and director.

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

  ADINA, INC.
  (Registrant)



  By:     /s/Daniel Wettreich
          Daniel Wettreich, President
          Chief Executive
          Officer); Treasurer (Principal
          Financial Officer)

  Date:   APRIL 14, 1999



