Form 10QSB/A
period 1999-01-31
ADINA INC
filed 1999-04-15
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                 AMENDMENT NO. 1
                                   FORM 10-QSB


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
                                   ADINA, INC.

                         PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                       January 31,1999  April 30, 1998
                                         (Unaudited)  (Audited/ Adjusted)

CURRENT ASSETS
      Cash                                $       91     $       91
  Investment in Preferred Stock                1,314          1,314
       Total current assets                    1,405          1,405


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
  Accounts payable - related parties      $    1,098     $    10,98
     Total current liabilities                 1,098          1,098


STOCKHOLDERS' EQUITY
  Common stock, $.0.00002 par value, 75,000,000
  shares authorized, 10,330,610 shares outstanding
  at October 31, 1998 and April 30, 1998         207            207

  Additional paid-in capital                   2,907          2,907
  Accumulated deficit                        (2,807)        (2,807)
       Total stockholders' equity                307            307

Total liabilities
and stockholders' equity                  $    1,405     $    1,405

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


Date:     April 15, 1999