Form 10KSB
period 1999-04-30
ADINA INC
filed 1999-07-29
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB

          (Mark One)

          [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended April 30, 1999

          [ ] Transition report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934 (No fee required)

          For the transition period from                      to



          Commission file number          33-19435




                                    ADINA, INC.
                   (Name of Small Business Issuer in Its Charter)

                      Delaware                       75-2233445
          (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)          Identification No.)

            6959 Arapaho, Suite 122, Dallas, Texas       75248
          (Address of Principal Executive Offices)     (Zip Code)

                                   (972) 386-8907
                  (Issuer's Telephone Number, Including Area Code)

           2415 Midway Road, Suite 115, Carrollton,  Texas    75006
          (Former Address of Principal Executive Offices)   (Zip Code)

          Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
               Title of Each Class                 on Which Registered

                    None                                    None


          Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock, No Par Value
                                   (Title of Class)





          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
          [x] Yes    [ ] No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

          Issuer's revenues for its most recent fiscal year is $-0-.

          As of June 7, 1999, the aggregate market value of the voting stock held by non-affiliates was $9,205.

          The number of shares outstanding of the Registrant's common stock $0.00002 par value was 10,330,610 at June 7, 1999.

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

          On May 20, 1997, Registrant issued 42,450,000 new common shares to Daniel Wettreich the President of Registrant in return for majority control of the outstanding common shares of Alexander
          Mark  Investments(USA),   Inc. ("AMI")  a NASDAQ OTC   Bulletin
          Board public company. Further Registrant subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation ("Camelot") the consideration being the AMI shares described above. At that time, Mr. Wettreich was a director and officer of AMI and Camelot. On July 14, 1997 Camelot shareholders approved a one for forty reverse stock split of all outstanding common shares and Preferred Shares, Series J. As a result Registrant then owned 1,345,295 Preferred Stock, Series J of Camelot.

          In August 1997, Registrant's shareholders approved a 1-30 reverse stock split so as to reduce the number of outstanding shares and enable future issuance of new shares to be facilitated.

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

          Item 2.   Properties

          Registrant shares offices at 6959 Arapaho, Suite 122, Dallas, Texas 75248 with an affiliate of its President on an informal basis.

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

                              Bid            Ask
          Quarter Ending

          April 30, 1999      0.02734        0.625
          January 31, 1999    0.02734        0.02734
          October 31, 1998    0.02734        0.02734
          July 31, 1998       0.02734        0.02734
          April 30, 1998      0.015625       0.25
          January 31, 1998    0.015625       0.25
          October 31, 1997    0.015625       0.25
          July 31, 1997       0.015625       0.25
          April 30, 1997      0.015625       0.25


          As of June 7, 1999, there were approximately 627 shareholders on record of Registrant's common stock.

          Item 6.  Selected Financial Data

                                      Year Ended            Year Ended
                                    April 30, 1999       April 30, 1998


          Gross Revenue                  $        -     $    3,692
          Income (loss) from
             continuing operations           (3,202)        (1,012)
          Income (loss) from
             continuing operations
               per share                          *            *





                     Total Assets                91          1,405
          Long-term Obligations and redeemable
              Preferred Stock                     -              -
          Cash Dividends Per  Share               -              -


          Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

          Registrant was incorporated in Delaware on June 24, 1987, as a wholly owned subsidiary of Forme Capital, Inc. and on December 9, 1987 all Registrant's then issued shares were distributed to Forme stockholders. Registrant has no operations or substantial assets. (See Item 1. Business) Registrant incurred a loss of
          $3,202  for  the  1999  fiscal  year.     Revenues  were  -0-.
          Registrant's expenses to date have consisted of fees relating to its requirements for record keeping and public filings. The only asset of Registrant, other than a nominal cash amount is non-voting, non-yielding, preferred stock in a private company affiliated with the president of Registrant. Registrant is seeking a business combination, merger or acquisition.

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

          Financial Statements for April 30, 1999, and 1998

          Balance Sheets

          Statement of Operations

          Statement of Changes in Stockholders Equity

          Statement of Cash Flows

          Notes to Financial Statements

                             Larry O'Donnell, CPA, P.C.
          Telephone (303) 745-4545
                                                     2280 South Xanadu Way
                                                                 Suite 370
                                                 Aurora, Colorado    80014



                            Independent Auditor's Report


          Board of Directors and Stockholders
          Adina, Inc.


          I have audited the accompanying balance sheets of Adina, Inc., a development stage company, as of April 30, 1999, and the related statements of operations, changes in stockholders equity and cash flows for the years ended April 30, 1999 and 1998 and for the period from inception, June 24, 1987, to April 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

          In  my  opinion,   the financial statements  referred to in the
          first paragraph present fairly, in all material respects, the financial position of Adina, Inc. as of April 30, 1999, and the results of its operations, statement of changes in stockholders' equity, and its cash flows for the years ended April 30, 1999, and 1998 and for the period from inception, June 24, 1987, to April 30, 1999, in conformity with generally accepted accounting principles.

          Larry O'Donnell, CPA

          July 22, 1999

                                     ADINA, INC.
                            (a development stage company)

                                   BALANCE SHEETS

                                   April 30, 1999


                                       ASSETS

                                                    Year Ended
                                                  April 30, 1999

            CURRENT ASSETS

            Cash                                  $       91

            Total assets                          $       91



                         LIABILITIES AND STOCKHOLDERS EQUITY

            LIABILITIES
              Current Liabilities
               Accounts Payable - related parties $    2,986

            Total Liabilities                     $    2,986

            Stockholders' equity:
              Common stock (number of
              shares authorized  75,000,000,
              issued and outstanding
              10,330,610 shares, par value
              $.00002/share                       $     207
            Additional paid in capital                2,907
            Deficit accumulated during
                  the development stage           $  (6,009)

            Stockholders' Equity                  $  (2,895)

            Total Liabilities and
             Stockholders' Equity                 $      91

          The accompanying notes are an integral part of these financial statements.

                                     ADINA, INC.
                            (a development stage company)

                               STATEMENTS OF OPERATION
                For the years ended April 30, 1999 and April 30, 1998
           and for the period from inception, June 24, 1987, to April 30, 1999





                                        Year Ended Year Ended June 24, 1987
                                                                    to
                                        April 30,  April 30,    April 30,
                                          1999        1998        1999

            Income-interest              $  -0-   $    3,692     $   3,692

            Expenses-General and
              administrative              1,888        4,704         8,387
          Write down of nonmarketable
               securities                 1,314                      1,314


            Net Income (loss)            $(3,202) $    (1,012)   $  (6,009)


            Earnings per common
             share*                           *             *         *

            *(less than $0.001
              per share)

            Weighted average number
             of shares outstanding   10,333,610   14,198,333     11,826,743

            The accompanying notes are an integral part of these financial statements.

                                     ADINA, INC.
                            (a development stage company)

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the years ended April 30, 1999, and 1998


                             Common Stock                 Deficit
                             Shares                Additi  During
                             Issued         Par     onal   the    Shareholders'
                                           Value   Paid-  Develop   Equity
                                                     In    ment
                                                  Capital  Stage

          Balance at April    32,550,000     $651  $1,614 $(1,795)   $  470
          30, 1997

          New common stock    42,450,000      849       -        -       849
          issuance

          Reverse Stock     (72,500,000)  (1,450)   1,450        -         -
          split

          New common stock    11,700,000      234 116,766         -   117,000
          issuance

          Cancellation of
          outstanding
          stock
             for notes
          receivable        (11,700,000)     (234)    (116,766)  -   (117,000)

             for no
          consideration    (1,466,939)        (29)        29     -       -

          Forward Stock     9,297,549         186       (186)    -        -
          Split

          Net Profit
          (loss) for the
          period
          ended April 30,
          1998                  -            -            -   (1,012) (1,012)

          Balance at April    10,330,610      207      2,907  (2,807)  307
          30, 1998

          Net Profit
          (loss) for the
          period
          ended April 30,
          1999                   -                 -         -  (3,202) (3,202)

          The accompanying notes are an integral part of these financial statements.

                                     ADINA, INC.
                            (a development stage company)

                               STATEMENT OF CASH FLOWS
                For the years ended April 30, 1999 and April 30, 1998
           and for the period from inception, June 24, 1987, to April 30,
                                        1999

                                                                June 24,  1987
                                                1999      1998 to April 30,1999
          CASH FLOWS FROM
             OPERATING ACTIVITIES
              Net Income (loss)                 $(3,202) $(1,012)   $ (6,009)
          Adjustments to reconcile net loss
            to net cash used in operating
            activities:
                 Write down (up) of non-marketable
                   securities                     1,314    (465)        849
            Increase (decrease) in accounts
                    payable                       1,888   1,098       2,986

           NET CASH RECEIVED
             (USED) in operating activities         -      (379)     (2,174)

            CASH FLOWS FROM IN-
             VESTING ACTIVITIES

            NET CASH PROVIDED(USED)
            BY INVESTING  ACTIVITIES                -         -

            CASH FLOWS FROM FINAN-
              CIAL ACTIVITIES
          Issuance of new common
                stock                               -                 2,265

            NET CASH PROVIDED(USED)
            BY FINANCIAL ACTIVITIES                 -                 2,265

            NET INCREASE (DECREASE)
              IN CASH                               -       (379)        91

            BEGINNING CASH BALANCE                  91       470         -

            CASH BALANCE AT APRIL 30          $     91  $     91    $    91

          NONCASH INVESTING AND FINANCING ACTIVITIES
          Issuance of common stock for :
                Loans receivable                         $115,000   $115,000
                Investment                                    849        849

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

          Income Taxes

          For the years ended April 30, 1998 and 1999, the Company has incurred approximately $1,795 in operating losses. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the April 30, 1999 financial statements.

          Net Income (Loss) Per Common Share

          The net income/loss per common share is computed by dividing the net income (loss) for the period by the number of shares outstanding at April 30, 1999.

          Capital Stock

          On March 14, 1994, shareholders approved an increase in the number of authorized shares and a reduction in the par value of each share. In August 1997 shareholders approved a 1 for 30 reverse stock split.

          The number of shares authorized are 75,000,000, and the number of shares issued and outstanding at April 30, 1999 are 10,330,610 with the par value of each share being $0.00002. During 1997 additional shares were issued to Daniel Wettreich an officer and director resulting in 75,000,000 shares issued and outstanding. In August 1997, shareholders approved a 1 for 30 reverse stock split effecting all the outstanding shares but not the par value. In September 1997, the Company issued 11,700,000 new shares to Forsam Venture Funding, a private company of  which
           Daniel Wettreich,  is an officer  and director,  for $117,000.
          In April  1998, 11,700,000  common shares  were tendered  to  the
          Company in cancellation of $118,475 in outstanding note receivables plus interest and the Company subsequently canceled the shares. An additional 1,466,939 were tendered to and canceled by the Company for no consideration. By written consent of shareholders, in April 1998 a forward stock split of 10-1 was effected on the outstanding shares.

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

          Registrant was invoiced $1,888 and $1,098 for stock transfer services during 1999 and 1998, respectively, by Stock Transfer Company of America, Inc., a company of which Daniel Wettreich is an officer and director.

          Item 9. Disagreements on Accounting and Financial Disclosure

          None.

                                      PART III

          Item 10.    Directors and Executive Officers of the Registrant

          The following  person  serves as director  and/or officer of  the
          Registrant:


          Name               Age  Position  Period Served   Term Expires
          Daniel Wettreich    47  Director, June 24, 1987   Next Annual
                                  President,                Meeting
                                  Treasurer

          Daniel Wettreich

          Daniel   Wettreich is  Chairman, President  and Director  of  the
          Company since  June 1987.    Since September  1988, he has been
          President and  Director  of  Camelot  Corporation(1),  a   public
           company. Additionally,  he  currently holds directors  positions in two other public companies Malex, Inc. and Forme Capital, Inc.
           From July 1996 to July 1998 he was a Director of Constable Group
          plc (formerly  Meteor Technology  plc), a  United Kingdom  public
          company(3).  In  July 1993, he  was appointed   a Director   of
          Goldstar  Video  Corporation(2)    following  an  investment   by
          Camelot. Mr.  Wettreich  has  a   Bachelor  of Arts in Business
          Administration   from   the University  of Westminister,  London,
          England.

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

          Item 11.  Executive Compensation

          The  following  table   lists  all cash compensation   paid  to
          Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1999. No individual officer received compensation exceeding
          $100,000;  no  bonuses were granted  to  any  officer,  nor   was
          any compensation deferred.

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

          Item 12.   Security Ownership  of Certain  Beneficial Owners  and
          Management

          The following table shows the amount of common stock, $0.00002 par value, owned as of July 18, 1998, by each person known to own beneficially more than five percent (5%) of the outstanding common stock of the Registrant, by each director,
          and  by  all   officers and directors as a group   (1 person).
          Each individual has sole voting power and sole investment power with respect to the shares beneficially owned.

          Name and Address of     Amount and Nature of      Percent
          Beneficial Owner        Beneficial Ownership      of Class

          Daniel Wettreich                 0                0%
          6959 Arapaho, Ste. 122
          Dallas, Texas 75248

          All Officers and Directors
          as a group (1 person)

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

          On May 20, 1997, Registrant issued 42,450,000 new common shares to Daniel Wettreich the President of Registrant in return for majority control of the outstanding common shares of Alexander Mark Investments(USA), Inc. ("AMI") a NASDAQ OTC
          Bulletin   Board    public   company.      Further    Registrant
          subscribed for 53,811,780 Preferred Shares, Series J of Camelot Corporation ("Camelot") the consideration being the AMI shares described above. At that time, Mr. Wettreich was a director and officer of AMI and Camelot. On July 14, 1997, Camelot shareholders approved a one for forty reverse stock split of all outstanding common shares and Preferred Shares, Series J. As a result Registrant then owned 1,345,295 Preferred Stock, Series J of Camelot.

          In August 1997, Registrant's shareholders approved a 1-30 reverse stock split so as to reduce the number of outstanding shares and enable future issuance of new shares to be facilitated.

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

          In order to better position the Registrant to be able to conclude a merger or acquisition transaction in the future, the Registrant determined to enter into a series of transactions on April 28, 1998 which were intended to simplify its corporate structure. On
           April 28,  1998,  Forsam  issued 1,345,295    Preferred  Shares,
          Series X ("Series  X") to   Registrant in   exchange  for   the
          1,345,295 Camelot Corporation Preferred Shares, Series J then owned by Registrant. The Series X are non-voting, non-yielding and have a preference over the common shares of Forsam in the event of liquidation.

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

          Registrant paid was invoiced $1,888 for stock transfer services during 1999 to Stock Transfer Company of America, Inc., a company of which Daniel Wettreich is an officer and director.

          Year 2000 Readiness Disclosure

          The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company presently believes that the Year 2000 issue
          will  not  pose  significant   operational problems   for   the
          Company's computer systems.  The Company   also   believes   that
           the Year 2000 issue will not have a material adverse effect on the Company's financial condition or results of operations.


                                       PART IV

          Item 14.   Exhibits,  Financial Statement Schedules, and  Reports
          on   Form 8-K

          (a)(1) The following financial statements are included in Part II, Item 8 of this report for fiscal year ended April 30, 1999.

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

            Date:   July 28, 1999


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


            Date:   July 28, 1999