Form 10QSB
period 1999-07-31
EVENTURES GROUP INC
filed 1999-09-03
CIK 826773

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended  July 31, 1999


             oTransition report under Section  13 or 15  (d) of the  Exchange
        Act

             For   the   transition    period   from   ________________    to
        _________________

             Commission file number          33-19435


                                eVentures Group, Inc.
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

                               (972) 386-8907
              (Issuer's Telephone Number, Including Area Code)

           Adina, Inc., 2415 Midway Road, Suite 115, Carrollton, Texas 75006 (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                    Last Report)


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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        10,330,610
                                eVentures Group, Inc.

                                      I N D E X


                                                               Page No.

       Part I    FINANCIAL INFORMATION (UNAUDITED):

                 Item 1.   Consolidated Balance
                           Sheets                                  3

                           Consolidated Statements of
                           Operations                              4

                           Consolidated Statements of
                           Cash Flows                              5

                           Notes to Consolidated
                           Financial Statements                    6

                 Items 2.  Management's Discussion
                           and Analysis of Financial
                           Condition and Results of
                           Operations                              6

       Part II   OTHER INFORMATION                                 8
                                eVentures Group, Inc.

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                July 31, 1999  April 30, 1999
                                                 (Unaudited)     (Audited)


       CURRENT ASSETS
          Cash and cash equivalents               $       91     $       91


               Total current assets                       91             91



                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                July 31, 1999  April 30, 1999
                                                 (Unaudited)     (Audited)


       CURRENT LIABILITIES
          Accounts payable - related parties      $    2,986     $    2,986

            Total current liabilities                  2,986          2,986



       STOCKHOLDERS' EQUITY
          Common stock, $.0.00002 par value, 75,000,000
            shares authorized, 10,330,610 shares outstanding
            at July 31, 1999 and April 30, 1999          207            207

          Additional paid-in capital                   2,907          2,907
          Accumulated deficit                         (6,009)        (6,009)

               Total stockholders' equity             (2,895)        (2,895)


       TOTAL LIABILITITES
       AND STOCKHOLDERS' EQUITY                   $       91     $       91

       See accompanying notes to these consolidated financial statements.

                                eVentures Group, Inc.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                          July 31,
                                                     1999          1998



       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -


          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                        -           -
          Write down of nonmarketable securities            -           -

                                                            -           -


       LOSS FROM OPERATIONS                                 -           -


       NET INCOME (LOSS)                                    -           -

       NET INCOME (LOSS) Per Common Share
          (*less than $0.001 per share)                     *           *


       WEIGHTED AVERAGE OF COMMON
           STOCK OUTSTANDING                       10,330,610    10,330,610

       See accompanying notes to these consolidated financial statements.

                                eVentures Group, Inc.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                         July 31,
                                                     1999           1998

       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                       $        -     $       -

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          Depreciation and amortization                    -             -
          Change in assets and liabilities
               Accounts and accrued  receivables           -             -
               Accounts payable and accrued expenses       -             -
                  Net cash used by operating activities    -             -

       CASH FLOW FROM INVESTING ACTIVITIES                 -             -

       CASH FLOW FROM FINANCING ACTIVITIES                 -             -

       NET INCREASE (DECREASE) IN CASH                     -             -

       CASH AT BEGINNING OF PERIOD                        91            91

       CASH AT END OF PERIOD                      $       91     $      91

       SUPPLEMENTAL INFORMATION:
          Cash paid for interest                  $        -     $       -

       See accompanying notes to these consolidated financial statements.

                                eVentures Group, Inc.

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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 1999.

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

        Liquidity and Capital Resources

        During the period under review the Registrant had not conducted any business operations. Registrant is a development-stage company. The Registrant's cash resources and liquidity are extremely limited. The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source other than Forme which has agreed to provide up to $9,200 for expenses connected with the attempt to find a business combination partner. If no combination partner can be found within twelve months,
        Registrant  will   experience  severe   cash  flow   difficulties.
        Registrant's principal  needs  for  capital are  for  Securities  and
        Exchange Commission reporting requirements, bookkeeping and professional fees.

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

        PART II - OTHER INFORMATION

        Item 5.Exhibits and Reports on Form 8-K.

               (a) Exhibits:
                   3(1)Articles of Incorporation:    Incorporated by reference
                                                     to Registration Statement
                                                     filed on Form 10, June 23,
                                                     1976.

                   3(2)Bylaws:                       Incorporated by
                                                     reference as
                                                     immediately above.

                   (10)1991 Incentive Stock Option Plan:  Incorporated by
                                                          reference to
                                                          proxy statement for
                                                          1991.

               Reports on Form 8-K:                  Report dated August 24,
                                                     1999
                                                     reporting Item 5.


                                     SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                     eVentures Group, Inc.
                                                     (Registrant)



                                                By:/s/ Daniel Wettreich
                                                   Daniel Wettreich, President


        Date:  September 3, 1999