Form 10-Q
period 1999-09-30
EVENTURES GROUP INC
filed 2000-01-05
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q
       (Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

                         COMMISSION FILE NUMBER 33-19435


                              eVENTURES GROUP, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    75-2233445
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
        of incorporation)

                         ONE EVERTRUST PLAZA, 8th FLOOR
                          JERSEY CITY, NEW JERSEY 07302
                                 (201) 200-5515
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes        No   X
         -----     -----
(2)  Yes        No   X
         -----     -----

On December 15, 1999, 45,207,673 shares of the registrant's Common Stock were outstanding.

   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                                   Page No.
                                             PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1999 and September 30, 1999 (unaudited)                                 3

        Consolidated Statements of Operations - Three months ended September 30, 1998 and 1999 (unaudited)             4

        Consolidated Statement of Shareholders' Equity (Deficit)- Three months ended September 30, 1999 (unaudited)    5

        Consolidated Statements of Cash Flows - Three months ended September 30, 1998 and 1999 (unaudited)             6

        Notes to Consolidated Financial Statements                                                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                         10

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                    14

                                            PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                                             16
Item 2. Changes in Securities                                                                                         16
Item 3. Defaults Upon Senior Securities                                                                               17
Item 4. Submission of Matters to a Vote of Securities Holders                                                         17
Item 5. Other Information                                                                                             17
Item 6. Exhibits and Reports on Form 8-K                                                                              17


WHEN USED IN THIS REPORT, THE WORDS "INTEND," "EXPECTS," "PLANS," "ESTIMATES," "ANTICIPATES," "PROJECTS," "BELIEVES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SPECIFICALLY, STATEMENTS INCLUDED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT THE COMPANY'S BELIEFS AND EXPECTATIONS ABOUT ITS BUSINESS AND ITS INDUSTRY ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS OR OUTCOMES TO DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE DEGREE TO WHICH THE COMPANY IS LEVERAGED AND THE RESTRICTIONS IMPOSED ON THE COMPANY UNDER ITS EXISTING DEBT INSTRUMENTS THAT MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO FINANCE ITS FUTURE OPERATIONS, TO COMPETE EFFECTIVELY AGAINST BETTER CAPITALIZED COMPETITORS AND TO WITHSTAND DOWNTURNS IN ITS BUSINESS OR THE ECONOMY GENERALLY; AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF AND THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR
TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


   The accompanying notes are an integral part of these consolidated financial statements

ITEM 1: FINANCIAL STATEMENTS

                              eVENTURES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,         September 30,
                           ASSETS                                         1999               1999
                                                                      ------------       -------------
                                                                                          (unaudited)
Current Assets:
   Cash                                                               $     39,379       $   6,346,023
   Accounts receivable                                                       6,129           1,158,221
   Other receivables                                                        11,164              71,988
   Prepaid expenses and other                                               13,250             189,933
   Deposits                                                                242,310             299,071
   VAT receivable                                                        2,757,368           2,436,268
                                                                      ------------       -------------
                                                                         3,069,600          10,501,504
                                                                      ------------       -------------
Long-term Assets
   Restricted cash                                                       1,107,437           1,820,752
   Property and equipment, net                                           6,219,874           7,429,945
   Investments in affiliates                                             2,191,498           2,240,890
   Goodwill, net                                                         3,072,908          19,591,050
   Other                                                                        --              79,300
                                                                      ------------       -------------
                                                                        12,591,717          31,161,937
                                                                      ------------       -------------
Total Assets                                                          $ 15,661,317       $  41,663,441
                                                                      ============       =============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                   $  4,609,806       $   7,716,609
   Accrued other                                                         1,477,757           2,037,272
   Accrued interest payable                                                383,163              25,512
   Customer deposits and deferred revenues                               1,272,682           2,106,447
   Notes payable                                                                --              26,250
   Capital leases, current portion                                       1,916,761           2,001,531
                                                                      ------------       -------------
                                                                         9,660,169          13,913,621
                                                                      ------------       -------------

Long-term Liabilities
   Debentures                                                            6,828,948                  --
   Capital leases, net of current portion                                2,031,513           1,750,160
                                                                      ------------       -------------
                                                                         8,860,461           1,750,160
                                                                      ------------       -------------

Stockholders' Equity (Deficit)
   Common stock                                                                 36                 757
   Preferred stock                                                              --                  --
   Additional paid-in capital                                            4,310,144          36,933,715
   Accumulated deficit                                                  (7,169,493)        (10,481,812)
   Deferred compensation                                                        --            (453,000)
                                                                      ------------       -------------
                                                                        (2,859,313)         25,999,660
                                                                      ------------       -------------
Total Liabilities & Stockholders' Equity (Deficit)                    $ 15,661,317       $  41,663,441
                                                                      ============       =============



   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                         1998               1999
                                                    ------------        ------------
                                                               (unaudited)
Revenues                                            $  4,205,662       $  8,675,719
Direct costs                                           3,495,587          8,729,520
                                                    ------------       ------------
Gross profit (loss)                                      710,075            (53,801)
Selling, general and administrative expenses           1,588,526          1,816,032
                                                    ------------       ------------
Loss from operations                                    (878,451)        (1,869,833)

Other (income) expenses
  Interest expense, net                                  359,435            519,231
  Write off of unamortized debt discount                      --            917,615
  Equity in loss of affiliate                                 --             18,730
  Foreign currency (gain) loss                             8,238             (6,502)
  Other                                                    7,946             (6,588)
                                                    ------------       ------------
                                                         375,619          1,442,486
                                                    ------------       ------------
Net loss                                              (1,254,070)        (3,312,319)
                                                    ============       ============
Net Loss per Share (basic and diluted)              $      (0.08)      $      (0.17)
Weighted Average Number of Shares
  Outstanding (basic and diluted)                     16,000,000         19,744,397





   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                  Preferred Stock        Common Stock      Additional
                                 ----------------     ------------------    Paid-in      Accumulated      Deferred
                                 Shares    Amount     Shares      Amount     Capital       Deficit      Compensation       Total
                                 ------    ------     ------      ------     -------       -------      ------------       -----

Balance, June 30, 1999               --        --        3,600       36      4,310,144    (7,169,493)            --      (2,859,313)

Net effect of reverse merger      1,000        --   37,860,010      721     32,170,571            --             --      32,171,292

Intrinsic value of
     stock option                    --        --           --       --        453,000            --       (453,000)             --

Net Loss                             --        --           --       --             --    (3,312,319)            --      (3,312,319)
                                  -----     -----   ----------     ----    -----------   -----------      ---------    ------------
Balance, September 30, 1999       1,000     $  --   37,863,610     $757    $36,933,715  $(10,481,812)     $(453,000)   $ 25,999,660
                                  =====     =====   ==========     ====    ===========  ============      =========    ============

   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                    1998                1999
                                                                ------------        ------------
                                                                          (unaudited)
Cash Flows From Operating Activities:
  Net loss                                                       $(1,254,070)       $ (3,312,319)
  Adjustments to reconcile net income to net cash (used in)
    provided by net operating activities:
    Depreciation and amortization                                    522,064           1,708,406
    Other expenses                                                   370,689                  --
    Write-off accounts receivable - Touchstone                            --                  --
    Write-off certain intangible assets                                   --                  --
    Foreign currency (gain) loss                                       8,238              (6,502)
    Equity in unconsolidated affiliate                                    --              18,730
    Change in operating assets and liabilities:
      Accounts receivable                                           (989,939)            (97,493)
      Other receivables                                              (37,152)            (60,824)
      Prepaid expenses and other                                     (16,038)             (7,263)
      VAT receivable                                                (334,936)            321,100
      Restricted cash                                             (1,067,490)           (713,315)
      Accounts payable                                               835,036           1,170,492
      Accrued other                                                  (53,406)            309,516
      Accrued interest payable                                       129,220             142,508
      Customer deposits                                             (200,000)            679,765
                                                                 -----------        ------------
Net cash (used in) provided by operating activities               (2,087,784)            152,801
                                                                 -----------        ------------

Cash Flow From Investing Activities
  Deposits                                                             2,906             (56,761)
  Proceeds from sale of available-for-sale securities                246,580                  --
  Purchase of property and equipment                              (1,131,808)           (574,379)
  Net cash acquired in reverse merger acquisition                         --           1,049,688
  Investments in affiliates                                               --             (68,122)
                                                                 -----------        ------------
Net cash (used in) provided by investing activities                 (882,322)            350,426
                                                                 -----------        ------------
Cash Flow From Financing Activities
  Advances - shareholders                                             10,688                  --
  Issuance of common stock and preferred stock                            --           6,000,000
  Proceeds from the issuance of debentures                           850,000                  --
  Payments on capital leases                                         (46,517)           (196,583)
                                                                 -----------        ------------
Net Cash Provided (Used In) By Financing Activities                  814,171           5,803,417
                                                                 -----------        ------------
Net change in cash (before restricted cash)                       (2,155,935)          6,306,644
Cash and cash equivalents, beginning of period                     2,417,216              39,379
                                                                 -----------        ------------
Cash and cash equivalents, end of period                         $   261,281        $  6,346,023
                                                                 ===========        ============

Supplemental schedule of non-cash investing and financing activities:

  Goodwill arising from change in ownership
    and reverse merger acquisitions                              $        --        $ 16,639,971
                                                                 ===========        ============
  Net assets of subsidiary acquired through an
    issue of stock                                               $        --        $  1,241,162
                                                                 ===========        ============



   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS:

       The financial information and other statistical data contained herein represent the financial condition and results of operations of (i) e.Volve Technology Group, Inc. ("eVolve") for all periods prior to July 1, 1998 and (ii) the accounting acquirer pursuant to a series of reorganization transactions completed on September 22, 1999 (the "Reorganization") described herein for all periods from July 1, 1998 through September 30, 1999. As a result, the financial statements as of any date and for the period beginning July 1,1998 and ending on or prior to September 30, 1999 reflect the financial condition and results of operations of e.Volve as if the Company had acquired the interest of Infinity Investors Limited ("IIL"), IEO Investments, Limited ("IEOIL"), and Infinity Emerging Subsidiary Limited ("IESL") (collectively, the "Infinity entities") in e.Volve on July 1, 1998, except that (a)the balance sheet as of June 30, 1999 reflects the acquisition of the minority interest in i2v2.com Inc. ("i2v2.com") and (b) the balance sheet as of September 30, 1999 reflects the acquisition of Axistel Communications, Inc. ("Axistel"). Financial information and other data as of any date after September 30, 1999 is financial information and other data of eVentures.

       The Company was originally incorporated in 1987 as "Adina, Inc." The Company allowed its corporate existence to lapse in March 1996 and were subsequently reinstated as "eVentures Group, Inc." in August 1999. From 1987 until the Reorganization, the Company was an inactive company. As a result of the Reorganization, the Company's business is now based on the operations of two wholly owned subsidiaries, e.Volve and Axistel and strategic investments in three companies.

       The Company operates in one business segment, the provision of Internet-based communications services and operation of Internet-based communications networks based on Internet Protocol ("IP") and Asynchronous Transfer Mode ("ATM") technologies. The Company currently has network facilities and points of presence in the United States and five foreign countries: Mexico, India, Syria, Sri Lanka and the United Kingdom.

       The operating companies provide communications services and operate communications networks based on IP and ATM technologies. The operating companies provide high quality communications services, including offering international voice, data, Internet access and other value-added applications over private fiber optic networks and the Internet. The customers of the Company include corporate and governmental communications service providers and individual business customers in the United States and internationally.

       Both the e.Volve and Axistel networks are scalable networks built around digital packet switching equipment. This switching equipment, together with other components of the networks, incorporate ATM and IP technologies. The networks meet voice over internet protocol ("VOIP") standards. Internationally, our networks offer communications services through leased or owned fiber optic cable under direct operating agreements with telecommunications authorities and internet service providers ("ISP").

       Strategic Investments

       In conjunction with its operations, the Company also intends to make strategic acquisitions and investments. These investments may be in companies at an early, middle or late stage of development. The Company also may, from time to time, form a company following a business model if it wants to make a strategic investment but cannot find an appropriate investment vehicle. Although it may from time to time vary the types of companies in which it makes strategic investments, the Company intends to focus its strategic investments on companies that are well-positioned to take advantage of next-generation networks and services and that can exploit the growth of the Internet as a medium for communications, commerce and the provision of information. In making these investments, it intends to provide (in addition to capital) operational assistance and strategic relationships, including strategic relationships with the operating companies.

                              eVENTURES GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       As of December 31st, 1999, the Company has made strategic investments in the following companies:

       Company Name                                          Date of Investment            % Ownership
       ------------                                          ------------------            -----------
       Innovative Calling Technologies, LLC                      April, 1999                  50.0%
       i2v2.com Inc. (d/b/a PhoneFree.com)                       June, 1999                   16.0%
       FonBox, Inc.                                            November, 1999                  8.0%

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       INTERIM FINANCIAL DATA

       The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The accompanying financial statements should be read with the Company's consolidated financial statements included in the Company's 8K-A and Form 10 filed with the Securities and Exchange Commission on December 9, 1999 and December 20, 1999, respectively.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3      PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following at September 30, 1999:

          Property, Plant & Equipment:
          Leasehold Improvements                            $    311,540
          Network equipment under capital leases               7,044,305
          Other equipment                                      1,242,662
          Furniture and fixtures                                  37,451
                                                            ------------
                                                               8,635,958
          Accumulated depreciation                            (1,206,013)
                                                            ------------
                                                            $  7,429,945
                                                            ============

       Depreciation expense was $122,506 and $412,526 for the three months ended September 30, 1998 and 1999, respectively.

4      NET LOSS PER SHARE:

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

                              eVENTURES GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of e.Volve (16,000,000 shares) are deemed to have been in existence for the entire period.

5      SUBSEQUENT EVENTS:

       On October 14, 1999, eVentures exchanged accounts payable to a vendor of $4,307,437 for $1,107,967 cash plus 221,000 shares of eVentures' Common Stock.

       To consummate the September 22, 1999 Transaction (see Note 1), eVentures acquired the remaining 33.3% of e.Volve on October 19,1999, through an extension of eVentures original offer. This purchase was settled through an issuance of 5,831,253 shares of eVentures' Common Stock.

       On November 18, 1999, eVentures issued 2,500 shares of Series B Convertible Preferred Stock and on November 24, 1999, eVentures issued 3,725 shares of Series B Convertible Preferred Stock, both at a price of $1,000 per share. The par value of both classes of shares is $0.00002. The shares are convertible to Common Stock at a price of $13.80 per share, subject to normal anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of eVentures common stock for the 10 trading days ended October 29, 1999. These shares convert to eVentures' Common Stock on the second anniversary of date of issue.

       On November 30, 1999, the Company terminated its marketing agreement with
       Corpovision. The Company settled its liability to Corpovision and       ,
       terminated the agreement through an issue of 137,500 shares of eVentures Common Stock. As a result, the Company will record a charge in the statement of operations of approximately $1,000,000 in November, 1999 for the difference between the value of the shares issued and the book value of the note payable to Corpovision.

       On December 15, 1999, the Company issued and sold 775 shares of its Series B Convertible Preferred Stock to an aggregate of 14 investors for $775,000 at a price of $1,000 per share. The par value of both classes of shares is $0.00002. The shares are convertible to Common Stock at a price of $13.80 per share, subject to normal anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of eVentures common stock for the 10 trading days ended October 29, 1999. These shares convert to eVentures common stock on the second anniversary of date of issue.

                              eVENTURES GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial information and other statistical data contained herein represent the financial condition and results of operations of (i) e.Volve for all periods prior to July 1, 1998 and (ii) the accounting acquirer pursuant to a series of reorganization transactions completed on September 22, 1999 (the "Reorganization") described herein for all periods from July 1, 1998 through September 30, 1999. As a result, our financial statements as of any date and for any period beginning July 1,1998 and ending on or prior to September 30, 1999 reflect the financial condition and results of operations of e.Volve as if we had acquired the interest of the Infinity Entities in e.Volve on July 1, 1998, except that (a)our balance sheet as of June 30, 1999 reflects the acquisition of our minority interest in i2v2.com and (b) our balance sheet as of September 30, 1999 reflects the acquisition of Axistel. Financial information and other data as of any date after September 30, 1999 is financial information and other data of eVentures.

We were originally incorporated in 1987 as "Adina, Inc." We allowed our corporate existence to lapse in March 1996 and were subsequently reinstated as "eVentures Group, Inc." in August 1999. From 1987 until the Reorganization, we were an inactive company. As a result of the Reorganization, our business is now based on the operations of two wholly owned subsidiaries, e.Volve and Axistel and strategic investments in three companies.

NET REVENUES. Net revenues are generated through the sale of international Internet telephony minutes on a wholesale basis to other U.S. long-distance providers. The Company's agreements with its wholesale customers are short term in duration and the rates charged to customers are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could have a material adverse effect on our financial condition or results of operation. The Company's three largest customers accounted for substantially all its net revenues.

DIRECT COSTS. Direct costs include per minute termination charges and lease payments and fees for fiber optic cable. Prior to September 1999, the Company only provided international telecommunication services from the United States to Mexico. The majority of the termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, we were exposed to exchange rate risk due to the fluctuation of the Mexican peso compared to the US dollar. Continued fluctuation in the exchange rate may have a material adverse impact on our financial condition or results of operation. During September 1999, we began providing international telecommunication services from the United States to India. All direct costs related to the India operation is billed in US dollars. Two vendors in Mexico provided substantially all of our terminating capabilities in Mexico. If one of these vendor relationships were terminated, it could have a material adverse effect on our financial condition and results of operation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include corporate expenses and management salaries, sales and marketing expenses, travel and development expenses, benefits, occupancy costs, and administrative expenses. The Company maintains a corporate office and two switch facilities. Due to the international nature of its business, travel and development costs have been significant and could continue to increase as we seek to expand our network.

                              eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUMMARY OF OPERATING RESULTS

The table below summarizes the Company's operating results

                                                         Three Months Ended September 30,
                                                  ---------------------------------------------
                                                      1998         %           1999         %
                                                  -----------    -----     -----------    -----
                                                                   (unaudited)
Revenues                                          $ 4,205,662    100.0%    $ 8,675,719    100.0%
Direct costs                                        3,495,587     83.1%      8,729,520    100.6%
                                                  -----------    -----     -----------    -----
Gross profit (loss)                                   710,075     16.9%        (53,801)    (0.6)%
Selling, general and administrative                 1,588,526     37.8%      1,816,032     20.9%
                                                  -----------    -----     -----------    -----
Loss from operations                                 (878,451)   (20.9)%    (1,869,833)   (21.6)%

Other (income) expenses
     Interest expense, net                            359,435      8.5%        519,231      6.0%
     Write off of unamortized debt discount              --        0.0%        917,615     10.6%
     Equity in loss of affiliate                         --        0.0%         18,730      0.2%
     Foreign currency (gain) loss                       8,238      0.2%         (6,502)    (0.1)%
     Other                                              7,946      0.2%         (6,588)    (0.1)%
                                                  -----------    -----     -----------    -----
                                                      375,619      8.9%      1,442,486     16.6%
                                                  -----------    -----     -----------    -----
Net loss                                           (1,254,070)   (29.8)%    (3,312,319)   (38.2)%
                                                  ===========    =====     ===========    =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES. Net revenues increased to $8.7 million during the three months ended September 30, 1999 from $4.2 million during the three months ended September 30, 1998, an increase of 106.3%. This primarily resulted from an increase in traffic transmitted to Mexico and the startup of providing VOIP services to India during September 1999, offset by a decrease in the average net revenue per minute as a result of increased competition in the Mexican market.

DIRECT COSTS. Direct costs increased to $8.7 million during the three months ended September 30, 1999 from $3.5 million during the three months ended September 30, 1998, an increase of 149.7%. This increase in direct costs resulted from an increase in termination fees associated with the increase in traffic transmitted to Mexico, additional costs related to the termination of traffic in India and an increase in costs for fiber optic connections between our points of presence. As a percentage of revenues, direct costs during the three months ended September 30, 1999 increased to 100.6% from 83.1%.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1.8 million during the three months ended September 30, 1999 from $1.6 million during the three months ended September 30,1998, an increase of 14.3%. This increase resulted primarily from an increase in operating staff and general operating activities, and an increase in depreciation expense.

INTEREST EXPENSE, NET. Interest expense, net increased to $519,231 during the three months ended September 30, 1999 from $359,435 during the three months ended September 30, 1998, a increase of 44.5%. This increase was a result of higher charges related to capital leases for new equipment.

WRITE OFF OF UNAMORTIZED DEBT DISCOUNT. The write off of unamortized debt discount during the three months ended September 30, 1999 resulted from the purchase of e.Volve's outstanding debentures by eVentures and the subsequent elimination upon consolidation of these debentures in our consolidated balance sheet.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. Equity in loss of unconsolidated affiliate was $18,730 during the three months ended September 30, 1999. These losses occurred as a result of a joint venture formed with e.Volve in April 1999.

                             eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY (GAIN) LOSS. Foreign currency (gain) loss during the three months ended September 30, 1999 was a gain of $6,502 compared with a loss of $8,238 during the three months ended September 30, 1998.

OTHER. Other income of $6,588 during the three months ended September 30, 1999 changed from an expense of $7,946 during the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through cash from operations and from the private placement of common stock, preferred stock, warrants to purchase common stock and debt. As of September 30, 1999, we have raised a total of $15.0 million to finance operations and to fund capital expenditures primarily through borrowings from and equity investments by the Infinity Entities and the proceeds of capital leases.

On September 28, 1999, we completed a private placement of common and preferred stock of approximately $6.0 million. Proceeds from these issuances were used for general corporate purposes and as capital for new investments and projects.

Our principal uses of cash are to fund working capital requirements, capital expenditures and the operating losses.

As of September 30, 1999, we had current assets of $10.5 million, including cash, cash equivalents and short-term investments of $7.4 million, and a working capital deficit of $3.4 million. Current assets included restricted cash of $1.8 million and a tax refund receivable of $2.4 million.

CASH FLOWS FROM OPERATING ACTIVITIES:

Our operating activities generated cash of $152,801 during the three months ended September 30, 1999. During the three months ended September 30, 1999 cash flows from operating activities primarily resulted from non-cash depreciation and amortization expenses, an increase in accounts payable, an increase in customer deposits and a decrease in tax refund receivable, off-set by net losses and an increase in restricted cash.

CASH FLOWS FROM INVESTING ACTIVITIES:

We generated cash flow from investing activities of $350,426 during the three months ended September 30, 1999. During the three months ended September 30, 1999, cash generated by investing activities primarily consisted of cash acquired in the reverse merger acquisitions offset by uses to purchase equipment, fund a recently formed joint venture, and make certain deposits.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flow from financing activities was $5.8 million during the three months ended September 30, 1999. During the three months ended September 30, 1999 cash provided was attributable to the issuance of $6.0 million of common stock and preferred stock, offset by capital lease payments.

GENERAL

Our business plans will continue to require a substantial amount of capital to fund its expansion of existing and recently acquired markets, continuing to develop its network and fund operating losses and debt and capital lease service requirements. We also continue to make strategic investments and to evaluate acquisitions in light of our long range plans. Such strategic investments and acquisitions, if realized, could require expenditure of a material portion of our financial resources and would accelerate the need for raising additional capital in the future. Sources of funding for our financing requirements may include vendor financing, bank loans and public offerings or private placements of equity and/or debt securities. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could have a material adverse effect on our business and prospects.

                            eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our cash and short-term investments are expected to provide sufficient liquidity to meet our capital requirements for approximately the next twelve months.

EQUIPMENT LEASING AND FINANCING. We have leased equipment manufactured by various equipment manufacturers including Network Equipment Technologies, Inc., Harris Corporation and Lucent Technologies. We have entered into approximately $7.0 million of capital leases with BA Capital Corp., Arrendadora BankAmerica, S.A. and Ascend Credit Corporation.

SUBSEQUENT EVENTS:

On October 14, 1999, we exchanged accounts payable to a vendor of $4,307,437 for $1,107,967 cash plus 221,000 shares of our Common Stock.

To consummate the September 22, 1999 Transaction (see Note 1), we acquired the remaining 33.3% of e.Volve on October 19,1999, through an extension of our original offer. This purchase was settled through an issuance of 5,831,253 shares of our common stock.

On November 18, 1999, we issued 2,500 shares of Series B Convertible Preferred Stock and on November 24, 1999, we issued 3,725 shares of Series B Convertible Preferred Stock, both at a price of $1,000 per share. The par value of both classes of shares is $0.00002. The shares are convertible to Common Stock at a price of $13.80 per share, subject to normal anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of our Common Stock for the 10 trading days ended October 29, 1999. These shares convert to our Common Stock on the second anniversary of date of issue.

On November 30, 1999, we terminated our marketing agreement with Corpovision. We settled our liability to Corpovision and terminated the agreement through an issue of 137,500 shares of eVentures' Common Stock. As a result, we will record a charge in the statement of operations of approximately $1,000,000 in November, 1999 for the difference between the value of the shares issued and the book value of the note payable to Corpovision.

On December 15, 1999, we issued and sold 775 shares of our Series B Convertible Preferred Stock to an aggregate of 14 investors for $775,000 at a price of $1,000 per share. The par value of both classes of shares is $0.00002. The shares are convertible to Common Stock at a price of $13.80 per share, subject to normal anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of our common stock for the 10 trading days ended October 29, 1999. These shares convert to our Common Stock on the second anniversary of date of issue.

                             eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EFFECTS OF INFLATION

Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on the Company's operations in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of political instability, foreign currency, and other risks.

Political Instability Risks. The Company has relationships with foreign suppliers in Syria, Mexico, India, Sri Lanka and other countries. The Company has not experienced any negative economic consequences as a result of relationships with foreign suppliers in these countries, but may be negatively affected should political instability in any of these countries develop.

                             eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Foreign Currency Risks. Since the agreements the Company has entered into with foreign suppliers in Syria, India, Sri Lanka and other countries are denominated in U.S. dollars, the Company is not exposed to risks associated with fluctuations in these foreign currencies. However, because the Company's agreements with Mexican suppliers are denominated in Mexican pesos, the Company may be exposed to fluctuations in Mexican pesos, as well as to downturns in the Mexican economy, all of which may affect profitability. During the period ended September 30, 1999, substantially all of our termination costs in Mexico were denominated in Mexican pesos.

Other Market Risks. The Company is also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

                                     PART II
Item 1. Legal Proceedings

       The Company is involved in legal proceedings from time to time, none of which management believes, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2. Changes in Securities

       In the past four months, we have issued and sold unregistered securities in the transactions described below.

       On September 22, 1999, in connection with the Reorganization, we issued and sold:

       (i) an aggregate of 14,562,193 shares of Common Stock to IEOIL and IESL as merger consideration for all of the equity interests in IEOH;

       (ii) an aggregate of 6,381,000 shares of Common Stock to certain shareholders of AxisTel in exchange for the outstanding shares of capital stock of AxisTel not owned by IEOH; and

       (iii) 5,682,807 shares of common stock to IIL in exchange for shares of capital stock of e.Volve representing approximately one-third of the outstanding capital stock of e.Volve. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Regulation D, Section 4(2) and/or Rule 506 promulgated pursuant to the U.S. Securities Act of 1933, as amended (the "Securities Act").

       On September 22, 1999, we issued and sold 1,000 shares of Series A Compatible Preferred Stock to an investor for $1,000,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D, Section 4(2) and/or Rule 506 promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

       On September 22, 1999, we issued and sold an aggregate of 2,482,500 shares of Common Stock to 25 investors for $4,965,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D, Section 4(2) and/or Rule 506 promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

       On October 14, 1999, we entered into an agreement to exchange Common Stock to a vendor to settle certain accounts payable due to the vendor in the amount of $3.2 million.

       On October 19, 1999, pursuant to the Exchange Agreement, we issued and sold an aggregate of 5,831,253 shares of Common Stock to certain shareholders of e.Volve in exchange for the outstanding shares of capital stock of e.Volve not owned by us in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D,
       Section 4(2) and/or Rule 506 promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

       On November 11, 1999, we gave notice of the exercise of our option to convert the shares of our Series A Preferred Stock into 200,000 shares of our Common Stock to the holder of the shares of our Series A Preferred Stock upon conversion of such Series A Preferred Stock in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9).

       On November 18, 1999, we issued and sold 2,500 shares of our Series B preferred stock to an investor for $2,500,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to
       Section 4(2) of the Securities Act, Regulation D and/or Rule 506 promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

       On November 24, 1999, we issued and sold 3,725 shares of our Series B Preferred Stock to an investor for $3,725,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D, Section 4(2) and/or Rule 506 promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

       On November 30, 1999 we agreed to issue shares of Common Stock to extinguish $1.1 million of notes payable to a vendor.

       On December 15, 1999, we issued and sold 775 shares of our Series B Preferred Stock to an aggregate of 14 investors for $775,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D, Section 4(2) and/or Rule 506 promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       None

Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibit listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

        (b)     Reports on 8-K

                    1) On October 7, 1999, the Company filed a report on Form 8-K announcing that it had acquired (i) all of the outstanding shares of AxisTel, (ii) approximately two-thirds of the outstanding shares of e.Volve and (iii) approximately 17% of the outstanding shares of i2v2.com Inc. pursuant to the Reorganization.

                    2) On November 3, 1999, the Company filed a report on Form 8-K announcing that on October 19, 1999 it had acquired the remaining one-third interest of e.Volve, making eVolve a wholly owned subsidiary of the Company.

                    3) On December 7, 1999, the Company filed a report on Form 8-K/A which amends the Form 8-K previously filed on October 7, 1999. The Form 8-K/A reported that the Company was unable to provide historical financial information statements and pro forma financial information statements as of December 6, 1999 as was previously planned, but anticipated filing the historical financial information statements and pro forma financial information statements on or prior to December 9, 1999.

                    4) On December 9, 1999, the Company filed a report on Form 8-K/A which amends the Form 8-K previously filed on October 7, 1999, as later amended on December 7, 1999. The Form 8-K/A filed on December 9, 1999 included the historical financial information statements and pro forma financial information statements, as well as unaudited financial statements of the Company as of September 30, 1999 and for the three months ended September 30, 1999 and September 30, 1998.

                    5) On December 14, 1999, the Company filed a report on Form 8-K announcing that (i) it had engaged BDO Seidman LLP at its auditors and dismissed Larry O'Donnell, C.P.A. as of December 9, 1999 and (ii) it had changed its fiscal year end date from April 30, 1999 to June 30, 1999.

                    6) On December 20, 1999, the Company filed a report on Form 8-K/A which amends the financial statements reported in the December 9, 1999 Form 8-K/A.

                    7) On December 28, 1999, the Company filed a report on Form 8-K/A which amends the Form 8-K filed on December 14, 1999 in order to provide the letter addressed to the Securities and Exchange Commission by the Company's former accountant required pursuant to Item 304 of Regulation S-K.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


eVENTURES GROUP, INC.


Date: January 5, 2000                By:   /s/ Barrett N. Wissman
     ------------------------              -------------------------------------
                                           Barrett N. Wissman
                                           President and Chief Executive Officer

Date: January 5, 2000                By:   /s/ John Stevens Robling Jr.
     ------------------------              -------------------------------------
                                           John Stevens Robling Jr.
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 27.1        Financial Data Schedule