Form 10-Q
period 1999-12-31
EVENTURES GROUP INC
filed 2000-02-22
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

               (Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to ______________

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

(1)  Yes        No   X
         -----     -----
(2)  Yes   X    No
         -----     -----

On February 18, 2000, 45,799,832 shares of the registrant's Common Stock were outstanding.


   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.

                                TABLE OF CONTENTS


                                                                                               Page No.
                                 PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 1999 and December 31, 1999 (unaudited)                       3

Consolidated Statements of Operations - Three and six months ended December 31,
    1998 and 1999 (unaudited)                                                                       4

Consolidated Statement of Shareholders' Equity (Deficit) -  Six months
    ended December 31, 1999 (unaudited)                                                             5

Consolidated Statements of Cash Flows - Six months ended December 31,
    1998 and 1999 (unaudited)                                                                       6

Notes to Consolidated Financial Statements                                                          7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      10

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                 14

                                        PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                          15
Item 2. Changes in Securities                                                                      15
Item 3. Defaults Upon Senior Securities                                                            16
Item 4. Submission of Matters to a Vote of Securities Holders                                      16
Item 5. Other Information                                                                          16
Item 6. Exhibits and Reports on Form 8-K
        Exhibits                                                                                   16
        Reports on Form 8-K                                                                        16


WHEN USED IN THIS REPORT, THE WORDS "INTEND," "EXPECTS," "PLANS," "ESTIMATES,""ANTICIPATES," "PROJECTS," "BELIEVES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SPECIFICALLY, STATEMENTS INCLUDED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT THE COMPANY'S BELIEFS AND EXPECTATIONS ABOUT ITS BUSINESS AND ITS INDUSTRY ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS OR OUTCOMES TO DIFFER MATERIALLY. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR LIMITED OPERATING HISTORY, THE RAPID EVOLUTION OF THE MARKET FOR OUR PRODUCTS AND SERVICES, AND OUR UNCERTAIN ABILITY TO RAISE SUFFICIENT CAPITAL TO MEET OUR CAPITAL EXPENDITURE REQUIREMENTS THAT MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO FINANCE ITS FUTURE OPERATIONS, TO COMPETE EFFECTIVELY AGAINST BETTER CAPITALIZED COMPETITORS AND TO WITHSTAND DOWNTURNS IN ITS BUSINESS OR THE ECONOMY GENERALLY; AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF AND THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                             eVENTURES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS



ITEM 1: FINANCIAL STATEMENTS

                                                         June 30,     December 31,
                        ASSETS                             1999          1999
                                                       ------------  -------------
                                                                      (unaudited)
Current Assets:
  Cash                                                 $    39,379    $ 7,042,377
  Accounts receivable                                        6,129      1,574,165
  Other receivables                                         11,164         63,124
  Prepaid expenses and other                                13,250        136,814
  Deposits                                                 242,310        603,752
  VAT receivable                                         2,757,368      1,781,354
                                                       -----------    -----------
                                                         3,069,600     11,201,586
                                                       -----------    -----------

Long-term Assets
  Restricted cash                                        1,107,437        750,000
  Property and equipment, net                            6,219,874     12,880,498
  Investments                                            2,191,498      2,758,531
  Goodwill, net                                          3,072,908     30,394,986
  Other                                                         --        521,800
                                                       -----------    -----------
                                                        12,591,717     47,305,815
                                                       -----------    -----------
Total Assets                                           $15,661,317    $58,507,401
                                                       ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                     $ 4,609,806    $ 4,223,758
  Accrued other                                          1,477,757      1,423,101
  Accrued interest payable                                 383,163        569,042
  Customer deposits and deferred revenues                1,272,682        634,532
  Notes payable                                                 --         26,875
  Capital leases, current portion                        1,916,761      2,937,621
                                                       -----------    -----------
                                                         9,660,169      9,814,929
                                                       -----------    -----------

Long-term Liabilities
  Debentures                                             6,828,948             --
  Capital leases, net of current portion                 2,031,513      5,250,370
                                                       -----------    -----------
                                                         8,860,461      5,250,370
                                                       -----------    -----------

Stockholders' Equity (Deficit)
  Common stock                                                  36            953
  Preferred stock                                               --             --
  Additional paid-in capital                             4,310,144     62,051,448
  Accumulated deficit                                   (7,169,493)   (18,195,049)
  Deferred compensation                                         --       (415,250)
                                                       -----------    -----------
                                                        (2,859,313)    43,442,102
                                                       -----------    -----------
Total Liabilities & Stockholders' Equity (Deficit)     $15,661,317    $58,507,401
                                                       ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements
                             eVENTURES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended December 31,  Six Months Ended December 31,
                                            ------------------------------   -----------------------------
                                                 1998           1999            1998            1999
                                            ------------    ------------     -----------    ------------
                                                     (unaudited)                      (unaudited)
Revenues                                      $8,808,038    $ 13,986,119     $13,013,700     $22,661,838
Direct costs                                   6,250,017      13,030,262       9,745,604      21,759,782
                                              ----------    ------------     -----------    ------------
Gross profit (loss)                            2,558,021         955,857       3,268,096         902,056
Selling, general and administrative
  expense                                      1,853,821       7,449,099       3,442,347       9,265,131
                                              ----------    ------------     -----------    ------------
Loss from operations                             704,200      (6,493,242)       (174,251)    (8,363,075)

Other (income) expenses
   Interest expense, net                         376,443          78,831         735,878         598,062
   Write off of unamortized debt discount             --              --              --         917,615
   Equity in loss of affiliate                        --          13,089              --          31,819
   Foreign currency (gain) loss                      393           4,470           8,631          (2,032)
   Other                                         (25,797)          7,662         (17,851)          1,074
                                              ----------    ------------     -----------    ------------
                                                 351,039         104,052         726,658       1,546,538
                                              ----------    ------------     -----------    ------------
Net income (loss)                                353,161      (6,597,294)       (900,909)     (9,909,613)

Series B Preferred dividends                          --      (1,115,943)             --      (1,115,943)
                                              ----------    ------------     -----------    ------------

Net income (loss) available to
   Common Shareholders                        $  353,161    $ (7,713,237)    $  (900,909)   $(11,025,556)
                                              ==========    ============     ===========    ============

Net income (loss) per share (basic and
   diluted)                                   $     0.03    $      (0.17)    $     (0.08)   $      (0.36)
Weighted average number of shares
   outstanding (basic and diluted)            11,365,614      46,215,687      11,365,614      30,623,956


   The accompanying notes are an integral part of these consolidated financial statements
                             eVENTURES GROUP, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                              Preferred Stock                 Common Stock         Additional
                                        ----------------------------   -------------------------     Paid-in      Accumulated
                                          Shares            Amount      Shares         Amount        Capital        Deficit
                                        ----------       -----------   ----------    -----------   -----------   ------------
Balance, June 30, 1999                       --                --           3,600    $       36   $ 4,310,144    $ (7,169,493)

Net effect of acquisitions                   --                --      39,623,010           792    32,170,568              --

Intrinsic value of stock options             --                --              --            --       453,000              --

Net effect of the purchase of
     remaining 1/3 of e.Volve                --                --       5,831,253           117    11,662,389              --

Issuance of Preferred Stock               7,000                --              --            --     8,115,943      (1,115,943)

Issuance of Common Stock                     --                --         376,799            8      5,339,404              --

Net Loss                                     --                --              --            --            --      (9,909,613)
                                         ------          --------      ----------   -----------   -----------    ------------
Balance, December 31, 1999                7,000          $     --      45,834,662   $       953   $62,051,448    $(18,195,049)
                                         ======          ========      ==========   ===========   ===========    ============


                                          Deferred
                                         Compensation    Total
                                         ------------ -----------
Balance, June 30, 1999                  $      --     $(2,859,313)

Net effect of acquisitions                     --      32,171,360

Intrinsic value of stock options         (415,250)         37,750

Net effect of the purchase of
     remaining 1/3 of e.Volve                  --      11,662,506

Issuance of Preferred Stock                    --       7,000,000

Issuance of Common Stock                       --       5,339,412

Net Loss                                       --      (9,909,613)
                                         ---------    -----------
Balance, December 31, 1999               $(415,250)   $43,442,102
                                         =========    ===========



The accompanying notes are an integral part of these consolidated financial statements
                             eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Six Months Ended December 31,
                                                             ------------------------------
                                                                  1998            1999
                                                             --------------  --------------
                                                                     (unaudited)
Cash Flows From Operating Activities:
  Net loss                                                    $  (900,909)  $ (9,909,613)
  Adjustments to reconcile net income to net cash (used in)
    provided by net operating activities:
    Depreciation and amortization                                 882,882       3,187,038
    Other expenses                                                370,689        (285,816)
    Bad Debt                                                           --          23,895
    Foreign currency (gain) loss                                   11,162          (2,032)
    Equity in unconsolidated affiliate                                 --          31,819
    Change in operating assets and liabilities:
       Accounts receivable                                       (488,189)       (582,920)
       Other receivables                                          (89,318)        (51,960)
       Prepaid expenses and other                                 (26,315)        (30,257)
       VAT receivable                                          (1,347,608)        976,014
       Restricted cash                                         (1,080,806)      1,107,437
       Accounts payable                                         1,124,102       3,755,860
       Accrued other                                                 (450)        220,647
       Accrued interest payable                                    33,063         185,879
       Customer deposits                                         (200,000)     (1,214,650)
                                                              -----------   -------------
Net cash used in operating activities                          (1,711,697)     (2,588,659)
                                                              -----------   -------------
Cash Flow From Investing Activities
  Deposits                                                          4,728        (361,442)
  Proceeds from sale of available-for-sale securities             246,580              --
  Purchase of property and equipment                             (993,394)     (1,667,894)
  Net cash acquired in acquisitions                                    --         299,687
  Long term investments                                                --        (475,000)
  Investments in affiliates                                       (25,000)       (598,852)
                                                              -----------   -------------
Net cash used in investing activities                            (767,086)     (2,803,501)
                                                              -----------   -------------

Cash Flow From Financing Activities
  Advances - shareholders                                         (60,920)       (246,560)
  Issuance of common stock and preferred stock                         --      13,227,350
  Proceeds from the issuance of debentures                        850,000              --
  Payments on capital leases                                     (240,993)       (585,632)
                                                              -----------   -------------
Net cash provided by financing activities                         548,087      12,395,158
                                                              -----------   -------------

Net change in cash                                             (1,930,696)      7,002,998
Cash and cash equivalents, beginning of period                  2,417,216          39,379
                                                              -----------   -------------
Cash and cash equivalents, end of period                      $   486,520   $   7,042,377
                                                              ===========   =============

Supplemental schedule of non-cash investing and financing activities

  Purchases of equipment under capital leases                 $ 1,808,683   $   5,206,790
                                                              ===========   =============

  Fair value of original issue discount on revaluation
    of Company at July 1, 1998, arising from change
    in ownership                                              $ 2,000,000   $          --
                                                              ===========   =============

  Goodwill arising from change in ownership
    and acquisitions settled through the issuance of stock    $ 3,414,343   $  28,302,477
                                                              ===========   =============

  Net assets of subsidiary acquired through an
    issue of stock                                            $        --   $   1,241,162
                                                              ===========   =============

  Stock issued for settlement of accounts payable             $        --   $   5,399,480
                                                              ===========   =============


   The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.     ORGANIZATION AND BUSINESS:

       eVentures Group, Inc. ("eVentures" or the "Company") was incorporated in the state of Delaware on June 24, 1987 and was a public shell with no operations prior to the transactions consummated on September 22, 1999, which are described below. The Company was formerly known as Adina, Inc.

       On September 22, 1999, the Company acquired all of the outstanding shares of AxisTel Communications, Inc. ("AxisTel"), approximately 66.67% of the outstanding shares of e.Volve Technology Group, Inc. ("e.Volve"), approximately 17% of the outstanding shares of i2v2.com, Inc. ("i2v2.com") (collectively the "Acquired Entities"), and $8,540,159 notes receivable from e.Volve including accrued interest ("Notes") held by Major Shareholders (as defined below). All the acquisitions and the purchase of the Notes were settled through issuance of stock of eVentures (the "Transaction"). As a result of the Transaction, approximately 77% of the common stock of the Company outstanding after the Transaction was owned by three shareholders that are affiliated with each other (the "Major Shareholders") on September 22, 1999. In October 1999, the remaining 33.33% of e.Volve was acquired by the Company.

       Prior to the Transaction, the Major Shareholders had directly and indirectly held interests in the Acquired Entities, as follows: 66.67% of e.Volve, 21% of i2v2.com, and 0.7% of AxisTel plus options to purchase a further 49.3% of Axistel. Immediately after exercising the options in AxisTel, these interests, along with the Major Shareholders' Notes receivable from e.Volve, were directly and indirectly transferred to eVentures in exchange for the Company's stock. The remaining 50% of AxisTel was then purchased from AxisTel's founding shareholders.

       The Company operates in one business segment, the provision of Internet-based communications services and operation of Internet-based communications networks based on Internet protocol ("IP") and asynchronous transfer mote ("ATM") technologies. The Company currently has network facilities and points of presence in the United States and five foreign countries: Mexico, India, Syria, Sri Lanka and the United Kingdom.

       The Acquired Entities provide communications services and operate communications networks based on IP and ATM technologies. The Acquired Entities provide high quality communications services, offering international voice, data, Internet access and other value-added applications over private fiber optic networks and the Internet. The customers of the Company include corporate and governmental communications service providers and individual business customers in the United States and the Company's foreign markets.

       Both the e.Volve and Axistel networks are scalable networks built around digital packet switching equipment. This switching equipment, together with other components of the networks, incorporate ATM and IP technologies. The networks meet voice over internet protocol ("VOIP") standards. Internationally, the Company's networks offer communications services through leased or owned fiber optic cable under direct operating agreements with telecommunications authorities and Internet service providers ("ISP").

                              eVENTURES GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Strategic Investments

       As of February 17, 2000, the Company has made strategic investments in the following companies:

       Company Name                                          Accounting Method             % Ownership
       ------------                                          -----------------             -----------
       Innovative Calling Technologies LLC                        equity basis             50.0%
       i2v2.com (d/b/a PhoneFree.com)                               cost basis             16.0%
       FonBox, Inc.                                                 cost basis             31.0%
       Launch Center39                                              cost basis              5.0%
       Televant                                                     cost basis             30.0%

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       INTERIM FINANCIAL DATA

       The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations for the three and six month periods ended December 31, 1998 and 1999, consolidated statements of shareholders' equity flows for the six month period ended December 31, 1999, and the consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The accompanying financial statements should be read with the Company's consolidated financial statements included in the Company's 8K-A and Form 10 filed with the Securities and Exchange Commission on December 9, 1999 and December 20, 1999, respectively.

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

3.     PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following at December 31, 1999:

       Property and Equipment:
       Leasehold improvements                             $   334,559
       Network equipment under capital leases              11,146,106
       Other equipment                                      3,047,440
       Furniture and fixtures                                  27,862
                                                           -----------
                                                            14,555,967
       Accumulated depreciation and amortization            (1,675,469)
                                                           -----------
                                                           $12,880,498
                                                           ===========

       Depreciation and amortization expense was $374,619 and $775,016 for the six months ended December 31, 1998 and 1999, respectively.

4.     NET INCOME (LOSS) PER SHARE:

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS#128"), Earnings Per Share ("EPS"). SFAS#128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible debentures and preferred stock as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire period.

5.     SIGNIFICANT TRANSACTIONS.

       On October 14, 1999, eVentures paid $1,107,967 cash and issued 239,299 shares of eVentures' common stock to Avantel S.A. in satisfaction of accounts payable to Avantel of $4,307,437.

       To consummate the September 22, 1999 Transaction (see Note 1), eVentures acquired the remaining 33.3% of e.Volve on October 19, 1999 through an extension of eVentures original offer. This purchase was settled through an issuance of 5,831,253 shares of eVentures' common stock.

       On November 18, 1999, eVentures issued 2,500 shares of Series B Convertible Preferred Stock and on November 24, 1999 eVentures issued 3,725 shares of Series B Convertible Preferred Stock, both at a price of $1,000 per share. The par value of shares of Series B Convertible Preferred Stock is $0.00002. The shares of Series B Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $13.80 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of eVentures common stock for the 10 trading days ended October 29, 1999. Due to the beneficial conversion feature of these securities, a preferred dividend of $1,115,943 has been recorded during the three months ended December 31, 1999.

       On November 30, 1999 the Company terminated its marketing agreement with Corpovision, S.A. The Company settled its liability to Corpovision with respect to the termination of this agreement through the issuance of 137,500 shares of eVentures common stock. As a result, the Company recorded a charge in the statement of operations of approximately $1,100,000 in November, 1999 related to the difference between the value of the shares issued and the book value of the note payable to Corpovision.

                              eVENTURES GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.     SUBSEQUENT EVENTS

       In a series of transactions closed between January 6 and February 4, 2000, the Company issued 15,570 shares of our Series C Convertible Preferred Stock, par value $0.00002 per share, to 8 accredited investors, at a price of $1,000 per share. The shares are convertible into Common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of the Company's common stock for the 20 trading days ended December 10, 1999.

       On January 31, 2000, the Company exercised its option to purchase approximately 23% of Fonbox, Inc., in addition to the approximately 8% already owned by the Company, for $1.0 million cash and the issuance of 27,860 shares of eVentures common stock. As of February 11, 2000, the Company owns approximately 31% of Fonbox.

       On January 28, 2000, the Company purchased membership interests in LC39 Group, LLC for $1.0 million. These interests represent less than 5% ownership in LC39. LC39 is the legal name of Launch Center 39, a New York City based incubator for Internet start-ups.

       On February 11, 2000, the Company executed definitive documentation regarding its investment in Televant, Inc., which owns and operates the Callrewards.com(TM) website. As part of this transaction, the Company also completed an initial funding of $750,000 for a 30% interest in Callrewards. The Company's investment anticipates an additional $3.5 million of funding during 2000. The further funding is conditioned on Callrewards achieving certain operational targets.

7.     PRO FORMA FINANCIAL DATA

       On September 22, 1999, the Company acquired all of the outstanding shares of AxisTel, approximately 66.67% of the outstanding shares of e.Volve, and approximately 17% of the outstanding shares of i2v2.com. On October 19, 1999, the Company acquired the remaining 33.33% of the outstanding shares of e.Volve. All of the acquisitions were settled through the issuance of stock of eVentures.

       Set forth below is the Company's unaudited pro forma condensed statement of operations for the three and six months ended December 31, 1998 and the six months ended December 31, 1999 as though the acquisition of AxisTel had occurred on July 1, 1998, after adjustments related to goodwill, amortization of intangible assets and debt discount and interest expense relating to the e.Volve debentures. The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made on July 1, 1998 or of future results.

                         SIX MONTHS ENDED   SIX MONTHS ENDED    THREE MONTHS ENDED
                         DECEMBER 31, 1998  DECEMBER 31, 1999   DECEMBER 31, 1998
Total revenues           $     14,829,347   $      28,403,640   $        9,979,203
Net loss                 $     (3,839,602)  $     (10,367,384)  $         (239,498)
Net loss per share       $          (0.09)  $           (0.23)  $            (0.01)

                              eVENTURES GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

eVentures Group, Inc. ("eVentures" or the "Company") was incorporated in the state of Delaware on June 24, 1987 and was a public shell with no operations prior to the transactions consummated on September 22, 1999, which are described below. The Company was formerly known as Adina, Inc.

On September 22, 1999, the Company acquired all of the outstanding shares of AxisTel Communications, Inc. ("AxisTel"), approximately 66.67% of the outstanding shares of e.Volve Technology Group, Inc. ("e.Volve"), approximately 17% of the outstanding shares of i2v2.com, Inc. ("i2v2.com") (collectively the "Acquired Entities"), and $8,540,159 notes receivable from e.Volve including accrued interest ("Notes") held by Major Shareholders (as defined below). All the acquisitions and the purchase of the Notes were settled through issuance of stock of eVentures (the "Transaction"). As a result of the Transaction, approximately 77% of the common stock of the Company outstanding after the Transaction was owned by three shareholders that are affiliated with each other (the "Major Shareholders") on September 22, 1999. In October 1999, the remaining 33.33% of e.Volve was acquired by the Company.

Prior to the Transaction, the Major Shareholders had directly and indirectly held interests in the Acquired Entities, as follows: 66.67% of e.Volve, 21% of i2v2.com, and 0.7% of AxisTel plus options to purchase a further 49.3% of Axistel. Immediately after exercising the options in AxisTel, these interests, along with the Major Shareholders' Notes receivable from e.Volve, were directly and indirectly transferred to eVentures in exchange for the Company's stock. The remaining 50% of AxisTel was then purchased from AxisTel's founding shareholders.

NET REVENUES. Net revenues are generated through the sale of international and domestic Internet telephony minutes on a wholesale basis to other U.S. long-distance providers and to distributors of prepaid calling cards. In addition, we sell data bandwidth to other carriers and corporate customers. Our agreements with our wholesale customers are short term in duration and the rates charged to customers are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could result in lower revenues and increased losses. Our three largest customers accounted for 79.3% of its net revenues during the six months ended December 31, 1999.

DIRECT COSTS. Direct costs include per minute termination charges and lease payments and fees for fiber optic cable. Prior to September 1999, we provided international telecommunication services only from the United States to Mexico. The majority of our termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result we were exposed to exchange rate risk due to the fluctuation of the Mexican peso compared to the U.S. dollar. Continued fluctuation in the exchange rate may make it cheaper or more expensive for us to purchase pesos to meet our peso denominated expenses. Two vendors in Mexico provide substantially all of our terminating capabilities in Mexico. If either of these vendor relationships were terminated, our ability to conduct operations in Mexico would be limited.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include corporate expenses and management salaries, depreciation and amortization expenses, sales and marketing expenses, travel and development expenses, benefits, occupancy costs, and administrative expenses. We maintain a corporate office and several switch facilities. Due to the international nature of our business, travel and development costs have been significant and could continue to increase as we seek to expand our network.

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results
                             eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                              Three Months Ended December 31,             Six Months Ended December 31,
                                        ------------------------------------------   ----------------------------------------
                                           1998        %          1999         %        1998         %         1999       %
                                        ----------   -----     -----------   -----   -----------   -----    -----------  -----
                                                         (unaudited)                                  (unaudited)
Revenues                                $8,808,038   100.0%    $13,986,119   100.0%  $13,013,700   100.0%   $22,661,838  100.0%
Direct costs                             6,250,017    71.0%     13,030,262    93.2%    9,745,604    74.9%    21,759,782   96.0%
                                        ----------   -----     -----------   -----   -----------   -----    -----------  -----
Gross profit (loss)                      2,558,021    29.0%        955,857     6.8%    3,268,096    25.1%       902,056    4.0%
Selling, general and administrative
   expenses                              1,853,821    21.0%      7,449,099    53.3%    3,442,347    26.5%     9,265,131   40.9%
                                        ----------   -----     -----------   -----   -----------   -----    -----------  -----
Loss from operations                       704,200     8.0%     (6,493,242)  (46.4%)    (174,251)   (1.3%)   (8,363,075) (36.9%)

Other (income) expenses
   Interest expense, net                   376,443     4.3%         78,831     0.6%      735,878     5.7%       598,062    2.6%
   Write off of unamortized debt                 -     0.0%              -     0.0%            -     0.0%       917,615    4.0%
   Equity in loss of affiliate                   -     0.0%         13,089     0.1%            -     0.0%        31,819    0.1%
   Foreign currency (gain) loss                393     0.0%          4,470     0.0%        8,631     0.1%        (2,032)  (0.0%)
   Other                                   (25,797)   (0.3%)         7,662     0.1%      (17,851)   (0.1%)        1,074    0.0%
                                        ----------   -----     -----------   -----   -----------   -----    -----------  -----
                                           351,039     4.0%        104,052     0.7%      726,658     5.6%     1,546,538    6.8%
                                        ----------   -----     -----------   -----   -----------   -----    -----------  -----
Net income (loss)                       $  353,161     4.0%    $(6,597,294)  (47.2%) $  (900,909)   (6.9%)  $(9,909,613) (43.7%)
                                        ==========   =====     ===========   =====   ===========   =====    ===========  =====

THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

REVENUES. Revenues increased to $14.0 million and $22.7 million during the three and six months ended December 31, 1999 from $8.8 million and $13.0 million during the three and six months ended December 31, 1998, respectively, an increase of 58.8% and 74.1%, respectively. The increase in revenues in our second quarter and during the six months ended December 31, 1999 primarily resulted from the acquisition of AxisTel in September 1999 which increased revenues by $5.6 million during the second quarter. In addition, an increase in traffic to Mexico and India contributed to the increase, offset by a decrease in the average price per minute that we charged.

DIRECT COSTS. Direct costs increased to $13.0 million and $21.8 million during the three and six months ended December 31, 1999 from $6.3 million and $9.7 million during the three and six months ended December 31, 1998, respectively, an increase of 108.5% and 123.3%, respectively. The increase in direct costs in our second quarter and during the six months ended December 31, 1999 primarily resulted from a $5.2 million increase in direct costs attributable to the operations of AxisTel during the second quarter and an increase in termination fees associated with the increase in traffic transmitted to Mexico. In addition, direct costs increased due to additional costs related to the termination of traffic in India and an increase in costs for fiber optic connections between our points of presence. As a percentage of revenues, direct costs during the three months ended December 31, 1999 increased to 93.2% from 71.0% during the three months ended December 31, 1998. As a percentage of revenues, direct costs during the six months ended December 31, 1999 increased to 96.0% from 74.9% during the six months ended December 31, 1998. The increase in direct costs as a percentage of revenues results primarily because our wholesale prices per minute decreased faster than our cost per minute for termination, offset by higher volumes of traffic over fixed cost circuits.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $7.4 million and $9.3 million during the three and six months ended December 31, 1999 from $1.9 million and $3.4 million during the three and six months ended December 31, 1998, respectively, an increase of 301.8% and 169.2%, respectively. These increases resulted primarily from the aggregate expenses related to our termination of a marketing agreement, the incurrence of severence costs, and charges related to consulting and professional fees in Mexico totaling $2.3 million in our second quarter and $325,000 in our first quarter, and expenses of $1.4 million in our second quarter related to the acquisition of AxisTel. In addition, an increase in operating staff and general operating activities, and an increase in depreciation and amortization expense contributed to the increase in selling, general and administrative expense.

INTEREST EXPENSE, NET. Interest expense, net decreased to $78,831 and $598,062 during the three and six months ended December 31, 1999 from $376,443 and $735,878 during the three and six months ended December 31, 1998. This decrease was a result of the
                            eVENTURES GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


elimination of $8.0 million of debentures as a result of our acquisition of e.Volve's outstanding debentures on September 22, 1999 and the resulting consolidation of accounts, and due to interest income on higher cash balances maintained out of proceeds of private placements completed during our second quarter, offset by higher charges related to capital leases for equipment leased after December 31, 1998.

WRITE OFF OF UNAMORTIZED DEBT DISCOUNT. The write off of unamortized debt discount during the six months ended December 31, 1999 resulted from our purchase of e.Volve's outstanding debentures and the subsequent elimination of these debentures in our consolidated balance sheet.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. Equity in loss of unconsolidated affiliate was $13,089 and $31,819 during the three and six months ended December 31, 1999. These losses occurred at a joint venture formed e.Volve in April 1999.

FOREIGN CURRENCY (GAIN) LOSS. Foreign currency (gain) loss during the three and six months ended December 31, 1999 was a loss of $4,470 and a gain of $2,032 compared with a loss of $393 and a loss of $8,631 during the three months ended September 30, 1998.

OTHER. Other expenses of $7,662 and $1,074 during the three and six months ended December 31, 1999 compares with other income of $25,797 and $17,851 during the three and six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since July 1, 1999, we have funded our operations primarily through cash from operations and from the private placement of common stock, preferred stock, warrants to purchase common stock and debt. During the six months ended December 31, 1999, we have raised a total $12.9 million through private placements of common stock and preferred stock, $287,350 from the exercise of options and $5.2 million through capital leases to finance operations and to fund capital expenditures.

On September 28, 1999, we completed a private placement of common and preferred stock of approximately $5.9 million. Proceeds from these issuances were used for general corporate purposes and for use as capital for new investments and projects.

On November 19 and 26, 1999, we completed two private placements of preferred stock with aggregate proceeds of approximately $6.2 million. Proceeds from these issuances are for general corporate purposes and for use as capital for new investments and projects.

On December 15, 1999, we completed a private placement of preferred stock with aggregate proceeds of approximately $775,000. Proceeds from this issuance are for general corporate purposes and for use as capital for new investments and projects.

Our principal uses of cash are to fund working capital requirements, capital expenditures and operating losses.

As of December 31, 1999, we had current assets of $11.2 million, including cash, cash equivalents and short-term investments of $7.0 million, and a working capital surplus of $1.4 million. Current assets included a tax refund receivable of $1.8 million.

Since December 31, 1999, we have raised additional funds through subsequent private placements of preferred stock. In a series of transactions between January 6 and February 4, 2000, we completed a private placement of preferred stock with aggregate proceeds of approximately $15.6 million. Proceeds from this issuance are for general corporate purposes and for use as capital for new investments and projects.

CASH FLOWS FROM OPERATING ACTIVITIES:

Our operating activities used cash of $2.6 million during the six months ended December 31, 1999. During the six months ended December 31, 1999 cash flow used by operating activities primarily resulted from net losses, the reduction of customer deposits, and an increase in accounts receivable, off-set by depreciation and amortization charges, a decrease in restricted cash, and a decrease in accounts payable (funded through the issuance of our common stock to vendors) and an increase in other accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES:

We used cash for investing activities of $2.8 million during the six months ended December 31, 1999. During the six months ended December 31, 1999 cash used by investing activities primarily consisted of cash used to purchase equipment, fund affiliates, and make other long term investments, off-set by net cash acquired in the acquisitions.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flow from financing activities was $12.4 million during the six months ended December 31, 1999. During the six months ended December 31, 1999 cash provided by financing activities was attributable to the issuance of common stock and preferred stock, offset by capital lease payments.

GENERAL

Our business plans will continue to require a substantial amount of capital to fund our expansion in existing and recently acquired markets, to continue our development of our network and to fund our operating losses and debt and capital lease service requirements. We also continue to make strategic investments and to evaluate acquisitions in light of our long range plans. Such strategic investments and acquisitions, if realized, could require expenditure of a material portion of our financial resources and would accelerate the need for raising additional capital. Sources of funding for our financing requirements may include vendor financing, bank loans and public offerings or private placements of equity and/or debt securities. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could significantly reduce our ability to fund our expenses, development, investments and operations.

Our cash and short-term investments are expected to provide sufficient liquidity to meet our capital requirements for approximately the next twelve months.

EQUIPMENT LEASING AND FINANCING. We have leased equipment manufactured by various equipment manufacturers including Siemens A.G., Network Equipment Technologies, Inc. and Harris Corporation. We have entered into an aggregate of approximately $10.3 million of capital leases with (i) Telecommunications Finance Group, a subsidiary of Siemens A.G., (ii) BA Capital Corp., (iii) Ascend Credit Corporation, and (iv) Arrendadora BankAmerica, S.A.

SUBSEQUENT EVENTS:

In a series of transactions closed between January 6 and February 4, 2000, we issued 15,570 shares of our Series C Convertible Preferred Stock, par value $0.00002 per share, to eight accredited investors, at a price of $1,000 per share. The shares are convertible into shares of our common stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of our common stock for the 20 trading days ended December 10, 1999.

On January 31, 2000, our Company exercised its option to purchase an additional 23% of Fonbox, Inc. for $1.0 million cash and the issuance of 27,860 shares of eVentures common stock. As of February 11, 2000, we own approximately 31% of Fonbox.

On January 28, 2000, we purchased membership interests in LC39 Group, LLC for $1.0 million. These interests represent less than 5% ownership in LC39. LC39 is the legal name of Launch Center 39, a New York City based incubator for Internet start-ups.

On February 11, 2000, we executed definitive documentation regarding our investment in Televant, Inc., which owns and operates the Callrewards.com(TM) website. As part of this transaction, we also completed an initial funding of $750,000 for a 30% interest in Callrewards. Our investment anticipates an additional $3.5 million of funding during 2000. The further funding is conditioned on Callrewards achieving certain operational targets.

EFFECTS OF INFLATION

Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on the Company's operations in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of political instability, foreign currency, and other risks.

Political Instability Risks. We have relationships with foreign suppliers in Syria, Mexico, India, Sri Lanka and other countries. We have not experienced any negative economic consequences as a result of relationships with foreign suppliers in these countries, but may be negatively affected should political instability in any of these countries develop.

Foreign Currency Risks. Since the agreements we have has entered into with foreign suppliers in Syria, India, Sri Lanka and other countries are denominated in U.S. dollars, we are not exposed to risks associated with fluctuations in these foreign currencies. However, because our agreements with Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in Mexican pesos, as well as to downturns in the Mexican economy, all of which may affect profitability. During the six months ended December 31, 1999, $13.7 million of our direct costs were denominated in Mexican pesos.

Other Market Risks. We are also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

                                     PART II
Item 1. Legal Proceedings

       In September 1999, Yurie Systems Inc. filed a lawsuit in the United States District Court of Maryland against e.Volve, claiming e.Volve owed Yurie Systems approximately $283,497 arising from a previous sale of telecommunications equipment from Yurie Systems to e.Volve in June and July of 1997. e.Volve denies the claim because it never agreed to accept the equipment. The equipment has failed field testing and did not meet either e.Volve's or Yurie Systems' standards. e.Volve filed a counterclaim for lost business opportunities and lost profits in an amount to be determined at trial. On February 3, 2000, we reached an agreement with Yurie Systems to settle this litigation in exchange for a payment by us of $140,000.

       We are involved in legal proceedings from time to time, none of which management believes, if decided adversely to us, would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2. Changes in Securities

       In the past four months, we have issued and sold unregistered securities in the transactions described below.

       On October 14, 1999, we issued 239,229 shares of our common stock to Avantel S.A. to settle accounts payable due to Avantel in the amount of $3.2 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

       On October 19, 1999, in connection with our reorganization, we issued and sold an aggregate of 5,831,253 shares to 27 shareholders of e.Volve in exchange for the outstanding shares of capital stock of e.Volve not owned by eVentures in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction, and 22 accredited and 5 non-accredited investors participated in this transaction. All non-accredited investors were represented in connection with this transaction by purchaser representatives.

       On November 19, 1999, we issued and sold 2,500 shares of our Series B preferred stock to an accredited investor for $2,500,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction.

       On November 26, 1999, we issued and sold 3,725 shares of our Series B preferred stock to an accredited investor for $3,725,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction.

       On November 30, 1999, we issued 137,500 shares of our common stock to Corpovision, S.A. to settle a note payable due to Corpavision in the amount of $1.1 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

       On December 15, 1999, we issued and sold an aggregate of 775 shares of our Series B preferred stock to 14 accredited investors for $775,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction.

       On December 21, 1999, we issued 200,000 shares of our common stock upon conversion of 1,000 shares of our Series A preferred stock in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 3(a)(9) of the Securities Act.

       In a series of transactions closed between January 6 and February 4, 2000, we issued 15,570 shares of our Series C Convertible Preferred Stock, par value $0.00002 per share, to eight accredited investors, at a price of $1,000 per share in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction. The shares are convertible into shares of our common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of our common stock for the 20 trading days ended December 10, 1999.

       On January 31, 2000, we issued and sold an aggregate of 27,860 shares to two shareholders of Fonbox in exchange for 700,000 shares of Fonbox common stock in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

                  2.1 Agreement and Plan of Exchange, dated as of October 19, 1999, among eVentures Group, Inc., and the persons set forth on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the report filed on Form 8-K on November 3, 1999).

                  3.1 Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock, dated October 14, 1999 (incorporated by reference to Exhibit 3.6 to the registration statement filed on Form 10 on December 20, 1999).

                  3.2 Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, dated as of November 10, 1999 (incorporated by reference to Exhibit 3.7 to the registration statement filed on Form 10 on December 20, 1999).

                  3.3 Certificate of Amendment, dated as of December 15, 1999, to the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (incorporated by reference to Exhibit
                           3.8 to the registration statement filed on Form 10 on December 20, 1999).

                  3.4 Certificate of Designation, Preferences, Rights, and of Series C Convertible Preferred Stock.

                  4.1 Registration Rights Agreement, dated as of September 22, 1999, among the Registrant and the persons and entities set forth on Schedule 1 thereto (the "First Registration Rights Agreement") (incorporated by reference to Exhibit 4.1 to the report filed on Form 8-K on October 7, 1999).

                  4.2 Addendum to the First Registration Rights Agreement, dated as of October 19, 1999, among eVentures Group, Inc., the persons set forth on Schedule 1 thereto and the other parties to the First Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the registration statement filed on Form 10 on December 20, 1999).

                  4.3 Registration Rights Agreement, dated as of November 19, 1999, between eVentures Group, Inc. and Geronimo Partners, L.P. (incorporated by reference to Exhibit
                           4.3 to the registration statement filed on Form 10 on December 20, 1999).

                  4.4 Schedule identifying other agreements, the dates thereof and the parties thereto, substantially identical to the Registration Rights Agreement, dated as of November 19, 1999, between eVentures Group, Inc. and Geronimo Partners, L.P. (incorporated by reference to Exhibit 4.4 to the registration statement filed on Form 10 on December 20, 1999).

                  4.5 Registration Rights Agreement, dated as of December 31, 1999, between eVentures Group, Inc. and the persons and entities signatories thereto.

                 27.1      Financial Data Schedule

        (b)      Reports on Form 8-K

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

5) On December 14, 1999, the Company filed a report on Form 8-K announcing that
(i) it had engaged BDO Seidman LLP at its auditors and dismissed Larry O'Donnell, C.P.A. as of December 9, 1999 and (ii) it had changed its fiscal year end date from April 30, 1999 to June 30, 1999. Page 17 of 20

6) On December 20, 1999, the Company filed a report on Form 8-K/A which amends the financial statements reported in the December 9, 1999 Form 8-K/A.

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


eVENTURES GROUP, INC.


Date: February 18, 2000                By: /s/ Fred A. Vierra
     ------------------------              ------------------------------------
                                           Fred A. Vierra
                                           Chairman of the Board

Date: February 18, 2000                By: /s/ Barrett N. Wissman
     ------------------------              ------------------------------------
                                           Barrett N. Wissman
                                           President and Chief Executive Officer

Date: February 18, 2000                By: /s/ John Stevens Robling Jr.
     ------------------------              ------------------------------------
                                           John Stevens Robling Jr.
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
  2.1     Agreement and Plan of Exchange, dated as of October 19, 1999, among
          eVentures Group, Inc., and the persons set forth on Schedule 1 thereto
          (incorporated by reference to Exhibit 2.1 to the report filed on Form
          8-K on November 3, 1999).

  3.1 Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock, dated October
          14, 1999 (incorporated by reference to Exhibit 3.6 to the registration statement filed on Form 10 on December 20, 1999).

  3.2     Certificate of Designation of Rights, Preferences and Privileges of
          Series B Convertible Preferred Stock, dated as of November 10, 1999
          (incorporated by reference to Exhibit 3.7 to the registration statement filed on Form 10 on December 20, 1999).

  3.3 Certificate of Amendment, dated as of December 15, 1999, to the Certificate of Designation of Rights, Preferences and Privileges of
          Series B Convertible Preferred Stock (incorporated by reference to
          Exhibit 3.8 to the registration statement filed on Form 10 on December
          20, 1999).

  3.4     Certificate of Designation, Preferences, Rights, and of Series C
          Convertible Preferred Stock.

  4.1 Registration Rights Agreement, dated as of September 22, 1999, among the Registrant and the persons and entities set forth on Schedule 1 thereto (the "First Registration Rights Agreement") (incorporated by reference to Exhibit 4.1 to the report filed on Form 8-K on October 7,
          1999).

  4.2     Addendum to the First Registration Rights Agreement, dated as of
          October 19, 1999, among eVentures Group, Inc., the persons set forth on Schedule 1 thereto and the other parties to the First Registration
          Rights Agreement (incorporated by reference to Exhibit 4.2 to the registration statement filed on Form 10 on December 20, 1999).

  4.3 Registration Rights Agreement, dated as of November 19, 1999, between eVentures Group, Inc. and Geronimo Partners, L.P. (incorporated by reference to Exhibit 4.3 to the registration statement filed on Form
          10 on December 20, 1999).

  4.4 Schedule identifying other agreements, the dates thereof and the parties thereto, substantially identical to the Registration Rights
          Agreement, dated as of November 19, 1999, between eVentures Group, Inc. and Geronimo Partners, L.P. (incorporated by reference to Exhibit
          4.4 to the registration statement filed on Form 10 on December 20,
          1999).

  4.5 Registration Rights Agreement, dated as of December 31, 1999, between eVentures Group, Inc. and the persons and entities signatories thereto.

 27.1     Financial Data Schedule