Form 10-Q/A
period 1999-09-30
EVENTURES GROUP INC
filed 2000-03-09
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-Q/A

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
        (State or other jurisdiction                  (I.R.S. Employer
              of incorporation)                      Identification No.)


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

(1) Yes                No    X
        ---------         ---------
(2) Yes    X           No
        ---------         ---------



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

                 Consolidated  Statements  of  Operations  - Three  months  ended  September  30, 1998 and 1999        4
                 (unaudited)

                 Consolidated  Statement of  Shareholders'  Equity  (Deficit)- Three months ended September 30,        5
                 1999 (unaudited)

                 Consolidated  Statements  of Cash  Flows - Three  months  ended  September  30,  1998 and 1999        6
                 (unaudited)

                 Notes to Consolidated Financial Statements                                                            7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                                           14

                                            PART II: OTHER INFORMATION

         Item 1. Legal Proceedings                                                                                    15
         Item 2. Changes in Securities                                                                                15
         Item 3. Defaults Upon Senior Securities                                                                      16
         Item 4. Submission of Matters to a Vote of Securities Holders                                                16
         Item 5. Other Information                                                                                    16
         Item 6. Exhibits and Reports on Form 8-K                                                                     16

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

        The accompanying notes are an integral part of these consolidated financial statements

ITEM 1: FINANCIAL STATEMENTS

                              eVENTURES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                   JUNE 30,      SEPTEMBER 30,
  ASSETS                                             1999           1999
                                                 ------------    ------------
                                                                 (UNAUDITED)
  CURRENT ASSETS
     Cash and cash equivalents                   $     39,379    $  5,462,745
     Accounts receivable                                6,129       1,438,979
     Other receivables                                 11,164          71,988
     Prepaid expenses and other                        13,250         113,820
     Deposits                                         242,310         299,071
     VAT receivable                                 2,757,368       2,436,268
                                                 ------------    ------------
                                                    3,069,600       9,822,871
                                                 ------------    ------------
  LONG-TERM ASSETS
     Restricted cash                                1,107,437       1,820,752
     Property and equipment, net                    6,219,874       7,347,775
     Investments in affiliates                      2,191,498       2,240,890
     Goodwill, net                                  3,072,908      20,113,547
     Other                                               --            46,800
                                                 ------------    ------------
                                                   12,591,717      31,569,764
                                                 ------------    ------------
                                                 $ 15,661,317    $ 41,392,635
                                                 ============    ============


  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
     Accounts payable                            $  4,609,806    $  7,605,784
     Accrued other                                  1,477,757       2,037,272
     Accrued interest payable                         383,163          25,512
     Customer deposits and deferred revenues        1,272,682       2,528,947
     Notes payable                                       --            26,250
     Capital leases, current portion                1,916,761       2,001,531
                                                 ------------    ------------
                                                    9,660,169      14,225,296
                                                 ------------    ------------
  LONG-TERM LIABILITIES
     Debentures                                     6,828,948            --
     Capital leases, net of current portion         2,031,513       1,750,160
                                                 ------------    ------------
                                                    8,860,461       1,750,160
                                                 ------------    ------------
  STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                          36             788
     Preferred stock                                     --              --
     Additional paid-in capital                     4,310,144      36,351,203
     Accumulated deficit                           (7,169,493)    (10,481,812)
     Deferred compensation                               --          (453,000)
                                                 ------------    ------------
                                                   (2,859,313)     25,417,179
                                                 ------------    ------------
                                                 $ 15,661,317    $ 41,392,635
                                                 ============    ============

        The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                  1998             1999
                                             --------------    --------------
                                                       (UNAUDITED)
  Revenues                                   $    4,205,662    $    8,675,719
  Direct costs                                    3,495,587         8,729,520
                                             --------------    --------------
  Gross profit (loss)                               710,075           (53,801)
  Selling, general and administrative
    expenses                                      1,588,526         1,816,032
                                             --------------    --------------
  Income (loss) from operations, before
    other (income) expenses                        (878,451)       (1,869,833)
                                             --------------    --------------
  Other (income) expenses
    Interest expense, net                           359,435           519,231
    Write off of unamortized debt discount             --             917,615
    Equity in loss of affiliate                        --              18,730
    Foreign currency (gain) loss                      8,238            (6,502)
    Other                                             7,946            (6,588)
                                             --------------    --------------
                                                    375,619         1,442,486
                                             --------------    --------------
  Net loss                                   $   (1,254,070)   $   (3,312,319)
                                             ==============    ==============

  Net loss per share (basic and diluted)     $        (0.11)   $        (0.20)
  Weighted average number of shares
    outstanding                                  11,365,614        16,547,331


              The accompanying notes are an integral part of these
                       consolidated financial statements
                              eVENTURES GROUP, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                 PREFERRED STOCK           COMMON STOCK      ADDITIONAL
                               --------------------   ---------------------   PAID-IN      ACCUMULATED     DEFERRED
                               SHARES        AMOUNT    SHARES       AMOUNT    CAPITAL       DEFICIT      COMPENSATION      TOTAL
                               ------     ---------   ----------   --------  -----------  ------------   ------------   -----------
Balance, June 30, 1999           --       $    --          3,600   $     36  $ 4,310,144  $ (7,169,493)  $      --      $(2,859,313)

Period ended September 30,
     1999 is Unaudited

Net effect of acquisitions      1,000          --     39,423,010        752   31,588,059          --            --       31,588,811

Intrinsic value of
     stock options               --            --           --         --        453,000          --        (453,000)         --


Net loss                         --            --           --         --           --      (3,312,319)         --       (3,312,319)
                                -----     ---------   ----------   --------  -----------  ------------   -----------    -----------
Balance, September 30, 1999
    (Unaudited)                 1,000     $    --     39,426,610   $    788  $36,351,203  $(10,481,812)  $  (453,000)   $25,417,179
                                =====     =========   ==========   ========  ===========  ============   ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                        1998               1999
                                                                    --------------    --------------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (1,254,070)   $   (3,312,319)
  Adjustments  to reconcile  net income to net cash (used in)
    provided by net operating activities:
    Depreciation and amortization                                          522,064         1,708,406
    Other expenses                                                         370,689              --
    Foreign currency (gain) loss                                             8,238            (6,502)
    Equity in loss of unconsolidated affiliate                                --              18,730
    Change in operating assets and liabilities:
      Accounts receivable                                                 (989,939)          (97,493)
      Other receivables                                                    (37,152)          (60,824)
      Prepaid expenses and other                                           (16,038)           (7,263)
      VAT receivable                                                      (334,936)          321,100
      Restricted cash                                                   (1,067,490)           36,686
      Accounts payable                                                     835,036         1,170,492
      Accrued other                                                        (53,406)          309,516
      Accrued interest payable                                             129,220           142,508
      Customer deposits                                                   (200,000)          679,765
                                                                    --------------    --------------
Net cash (used in) provided by operating activities                     (2,087,784)          902,802
                                                                    --------------    --------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Deposits                                                                   2,906           (56,761)
  Proceeds from sale of available-for-sale securities                      246,580              --
  Purchases of property and equipment                                   (1,131,808)         (574,379)
  Net cash acquired in acquisitions                                           --             299,687
  Investment in affiliates                                                    --             (68,122)
                                                                    --------------    --------------
Net cash used in investing activities                                     (882,322)         (399,575)
                                                                    --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Advances - shareholders                                                   10,688              --
  Issuance of common stock and preferred stock                                --           5,940,000
  Proceeds from the issuance of debentures                                 850,000              --
  Repayment of loan                                                           --            (823,278)
  Payments on capital leases                                               (46,517)         (196,583)
                                                                    --------------    --------------
Net cash provided (used in) by financing activities                        814,171         4,920,139
                                                                    --------------    --------------

Net change in cash                                                      (2,155,935)        5,423,366

CASH AND CASH EQUIVALENTS, beginning of period                           2,417,216            39,379
                                                                    --------------    --------------
CASH AND CASH EQUIVALENTS, end of period                            $      261,281    $    5,462,745
                                                                    ==============    ==============

Supplemental disclosure of cash flows information:
  Cash paid for:
    Interest                                                        $       11,000    $       97,000
                                                                    ==============    ==============
    Taxes
                                                                    $          --                 --
                                                                    ==============    ==============
Supplemental schedule of non-cash investing and
  financing activities:

  Goodwill arising from change in ownership
    and acquisitions settled through the issuance of stock          $         --      $   17,162,468
                                                                    ==============    ==============
  Net assets of subsidiaries acquired through an
    issue of stock                                                  $         --      $      196,169
                                                                    ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements
                              eVENTURES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS:

eVentures Group, Inc. ("eVentures" or the "Company") was incorporated in the state of Delaware on June 24, 1987 and was a public company with no material operations prior to the transactions consummated on September 22, 1999, which are described below. The Company was formerly known as Adina, Inc.

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

Prior to the Transaction, the Major Shareholders had directly and indirectly held interests in the Acquired Entities, as follows: 66.67% of e.Volve, 21% of i2v2.com, and 0.7% of AxisTel plus options to purchase a further 49.3% of AxisTel. In August of 1999, the interest in i2v2.com held by the Major Shareholders was diluted to 17%. Immediately after exercising the options in AxisTel, these interests, along with the Major Shareholders' Notes receivable from e.Volve, were directly and indirectly transferred to eVentures in exchange for the Company's stock. The remaining 50% of AxisTel was then purchased from AxisTel's founding shareholders.

The Company operates a private convergence network which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. The network incorporates software, programming and switching Dec Agreed to this technology which was originally developed for or in relation to the Internet.

The Acquired Entities provide communications services and operate communications networks based on Internet Protocol ("IP") and Asynchronous Transfer Mode ("ATM") technologies. The Acquired Entities provide high quality communications services, offering international voice, data, Internet access and other value-added applications over private fiber optic networks and the Internet. The customers of the Company include corporate and governmental communications service providers and individual business customers in the United States and the Company's foreign markets.

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

    Investments


    As of September 30, 1999, the Company has made investments in the following companies:


         COMPANY NAME                               ACCOUNTING METHOD    % OWNERSHIP
         ------------                               ------------------   -----------
         Innovative Calling Technologies, LLC       equity basis            50.0%
         i2v2.com Inc. (d/b/a PhoneFree.com)        cost basis              16.0%

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    INTERIM FINANCIAL DATA

    The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The accompanying financial statements should be read with the Company's consolidated financial statements included in the Company's Form 10/A filed with the Securities and Exchange Commission on March 8, 2000.

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

3  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following at September 30, 1999.




             Property, Plant & Equipment:                        $   542,993
             Leasehold improvements                                5,985,121
             Network equipment under capital leases                1,950,762
             Other equipment                                          74,913
             Furniture and fixtures                              -----------
                                                                   8,553,789
                                                                 (1,206,014)
             Accumulated depreciation and amoritization          -----------
                                                                 $ 7,347,775
                                                                 ===========


   Depreciation and amoritization expense related to the above property and equipment was $122,506 and $412,526 for the three months ended September 30, 1998 and 1999, respectively.

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

    Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of 2/3rd of e.Volve and the purchase of the e.Volve debentures (11,365,614 shares) are deemed to have been in existence for the entire period.

5  SUBSEQUENT EVENTS:

    On October 14, 1999, the Company paid $1.1 million cash and issued 239,299 shares of eVentures' common stock to Avantel S.A. in satisfaction of accounts payable to Avantel of $4.3 million.

    As part of the September 22, 1999 Transaction (see Note 1), the Company acquired the remaining 33.3% of e.Volve on October 19, 1999 through an extension of eVentures original offer. This purchase was settled through an issuance of 5,831,253 shares of eVentures' common stock.

    On November 19, 1999, November 26, 1999 and December 15, 1999, the Company issued 7,000 shares of Series B Convertible Preferred Stock at a price of $1,000 per share. The par value of shares of Series B Convertible Preferred Stock is $0.00002. The shares of Series B Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $13.80 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of eVentures common stock for the 10 trading days ended October 29, 1999. Due to the beneficial conversion feature of these securities, an imputed preferred dividend of $1.1 million has been recorded during the three months ended December 31, 1999.

    On November 30, 1999, the Company terminated its marketing agreement with Corpovision, S.A. The Company settled its liability to Corpovision with respect to the termination of this agreement through the issuance of 137,500 shares of eVentures common stock. As a result, the Company recorded a charge in the statement of operations of approximately $1.1 million in November, 1999 related to the difference between the value of the shares issued and the book value of the note payable to Corpovision.

6  PRO FORMA FINANCIAL DATA

    On September 22, 1999, the Company acquired all of the outstanding shares of AxisTel, approximately 66.7% of the outstanding shares of e.Volve, the e.Volve debentures, and a minority interest in i2v2.com. On October 19, 1999, the Company acquired the remaining 33.3% of the outstanding shares of e.Volve. All of the acquisitions were settled through the issuance of stock of the Company.

    Set forth below is the Company's unaudited pro forma condensed statement of operations for the year ended June 30, 1999 and the three months ended September 30, 1999 as though the Transaction had occurred on July 1, 1998, after adjustments related to goodwill, amortization of intangible assets and debt discount and interest expense relating to the e.Volve debentures. The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made on July 1, 1998 or of future results.


                             YEAR ENDED          THREE MONTHS ENDED
                            JUNE 30, 1999        SEPTEMBER 30, 1999
Revenues                     $ 35,215,916           $ 14,695,002
Net loss                     $(10,501,114)          $ (3,899,691)
Net loss per share           $      (0.25)          $      (0.09)

                              eVENTURES GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The financial information and other statistical data set out below represent the financial condition and results of operations of the accounting acquirer pursuant to a series of reorganization transactions completed on September 22, 1999 and October 19, 1999 (the "Reorganization") described herein for all periods from July 1, 1998 through September 22, 1999. As a result, throughout this Form 10Q/A, our financial statements as of any date and for any period beginning July 1, 1998 and ending on or prior to September 22, 1999 reflect the financial condition and results of operations of e.Volve as if we had acquired the interest of the Infinity Entities in e.Volve on July 1, 1998, except that
(a) our balance sheet as of June 30, 1999 reflects the acquisition of our minority interest in PhoneFree.com and (b) our balance sheet as of September 30, 1999 reflects the acquisition of AxisTel.

REVENUES. We generate revenues through the sale of international Internet telephony minutes on a wholesale basis to other U.S. long-distance providers. Our agreements with our wholesale customers are short term in duration and the rates we charge customers are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could have a material adverse effect on our financial condition or results of operation. Our three largest customers accounted for substantially all of our revenues for the three months ended September 31, 1999.

DIRECT COSTS. Direct costs include per minute termination charges and lease payments and fees for fiber optic cable. Prior to September 1999, we only provided international telecommunication services from the United States to Mexico. The majority of termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, we were exposed to exchange rate risk due to the fluctuation of the Mexican peso compared to the US dollar. Continued fluctuation in the exchange rate may have a material adverse impact on our financial condition or results of operation. Two vendors in Mexico provided substantially all of our terminating capabilities in Mexico. If one of these vendor relationships were terminated, it could have a material adverse effect on our financial condition and results of operation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include corporate expenses and management salaries, sales and marketing expenses, travel and development expenses, benefits, occupancy costs, and administrative expenses. We maintain a corporate office and two switch facilities. Due to the international nature of our business, travel and development costs have been significant and could continue to increase as we seek to expand our network.

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results



                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------
                                                   1998            %              1999              %
                                               -----------     -----------     -----------     -----------
                                                                       (UNAUDITED)
Revenues                                       $ 4,205,662           100.0%    $ 8,675,719           100.0%
Direct costs                                     3,495,587            83.1%      8,729,520           100.6%
                                               -----------     -----------     -----------     -----------
Gross profit (loss)                                710,075            16.9%        (53,801)           (0.6)%

Selling, general and administrative expense      1,588,526            37.8%      1,816,032            20.9%
                                               -----------     -----------     -----------     -----------
Loss from operations, before other (income)
     expenses                                     (878,451)          (20.9)%    (1,869,833)          (21.6)%
                                               -----------     -----------     -----------     -----------
Other (income) expenses
     Interest expense, net                         359,435             8.5%        519,231             6.0%
     Write off of unamortized debt discount           --               0.0%        917,615            10.6%
     Equity in loss of affiliate                      --               0.0%         18,730             0.2%
     Foreign currency (gain) loss                    8,238             0.2%         (6,502)           (0.1)%
     Other                                           7,946             0.2%         (6,588)           (0.1)%
                                               -----------     -----------     -----------     -----------
                                                   375,619             8.9%      1,442,486            16.6%
                                               -----------     -----------     -----------     -----------
Net loss                                       $(1,254,070)          (29.8)%   $(3,312,319)          (38.2)%
                                               ===========     ===========     ===========     ===========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased to $8.7 million during the three months ended September 30, 1999 from $4.2 million during the three months ended September 30, 1998, an increase of 106.3%. This primarily resulted from an increase in traffic transmitted to 77.1 million minutes during the three months ended September 30, 1999 from 18.6 million minutes during the three months ended September 30, 1998, offset by a decrease in the average revenue per minute primarily as a result of increased competition in the Mexican market. The average revenue per minute decreased to $0.11 per minute during the three months ended September 30, 1999 from $0.23 per minute during the three months ended September 30, 1998.

DIRECT COSTS. Direct costs increased to $8.7 million during the three months ended September 30, 1999 from $3.5 million during the three months ended September 30, 1998, an increase of 149.7%. This increase in direct costs resulted primarily from a $5.5 million increase in termination fees associated with the increase in traffic transmitted, offset by lower per minute termination rates. The average rate per minute to terminate traffic decreased to $0.10 per minute during the three months ended September 30, 1999 from $0.13 per minute during the three months ended September 30, 1998. In addition, the increase in direct costs was offset by reduced costs for fiber optic connections between our points of presence of $293,000. As a percentage of revenues, direct costs during the three months ended September 30, 1999 increased to 100.6% from 83.1% during the three month ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1.8 million during the three months ended September 30, 1999 from $1.6 million during the three months ended September 30,1998, an increase of 14.3%. This increase resulted primarily from an increase in operating staff ($172,000), professional fees ($200,000), and depreciation expense ($260,000). In addition, we reserved $370,000 for potential litigation costs.

INTEREST EXPENSE, NET. Interest expense, net increased to $519,231 during the three months ended September 30, 1999 from $359,435 during the three months ended September 30, 1998, a increase of 44.5%. This increase was a result of higher charges related to capital leases for new equipment.

WRITE OFF OF UNAMORTIZED DEBT DISCOUNT. The write off of unamortized debt discount during the three months ended September 30, 1999 resulted from our acquisition of the e.Volve debentures from our Major Shareholder as part of reorganization and the subsequent elimination upon consolidation of these debentures in our consolidated balance sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through cash from operations and from private placements of common stock, preferred stock, warrants to purchase common stock and debt. As of September 30, 1999, we have raised a total of $15.0 million to finance operations and to fund capital expenditures primarily through borrowings from and equity investments by the Infinity Entities and the proceeds of capital leases.

On September 28, 1999, we completed a private placement of common and preferred stock of approximately $5.9 million. Proceeds from this placement were used for general corporate purposes and as capital for new investments and projects.

Our principal uses of cash are to fund working capital requirements, capital expenditures and the operating losses.

As of September 30, 1999, we had current assets of $9.8 million, including cash and cash equivalents of $5.5 million, and a working capital deficit of $4.4 million. Current assets included a VAT receivable of $2.4 million.

CASH FLOWS FROM OPERATING ACTIVITIES:

Our operating activities generated cash of $902,802 during the three months ended September 30, 1999. During the three months ended September 30, 1999 cash flows from operating activities primarily resulted from non-cash depreciation and amortization expenses, an increase in accounts payable, an increase in customer deposits and a decrease in tax refund receivable, off-set by net losses.

CASH FLOWS FROM INVESTING ACTIVITIES:

We used cash flow for investing activities of $399,575 during the three months ended September 30, 1999. During the three months ended September 30, 1999, cash used in investing activities primarily consisted of cash used to purchase equipment, fund a joint venture, and make certain deposits offset by cash acquired in acquisitions.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flow from financing activities was $4.9 million during the three months ended September 30, 1999. During the three months ended September 30, 1999 cash provided from the proceeds of a private placement of $5.9 million of common stock and preferred stock, offset by repayment of a loan and capital lease payments.

GENERAL

Our business plans require and will continue to require a substantial amount of capital to fund our expansion into existing and new markets, continue to develop our network and fund operating losses and debt and capital lease payments. We also will continue to make strategic investments and to evaluate acquisitions in light of our long range plans. Such strategic investments and acquisitions, if realized, could require expenditure of a material portion of our financial resources and would accelerate the need for raising additional capital. Sources of funding for our financing requirements may include vendor financing, bank loans and public offerings or private placements of equity and/or debt securities. We cannot be certain that additional financing will be available or, if available, could be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could have a material adverse effect on our business and prospects.

Our cash and cash equivalents are expected to provide sufficient liquidity to meet our capital requirements for approximately the next twelve months.

EQUIPMENT LEASING AND FINANCING. We have leased equipment manufactured by various equipment manufacturers including Network Equipment Technologies, Inc. and Harris Corporation. We have entered into approximately $5.6 million of capital leases with BA Capital Corp. and Arrendadora BankAmerica, S.A.

SUBSEQUENT EVENTS:

On October 14, 1999, we exchanged accounts payable to Avantel, S.A. of $4.3 million for $1.1 million cash plus 239,229 shares of our Common Stock.

To consummate the September 22, 1999 Transaction (see Note 1), we acquired the remaining 33.3% of e.Volve on October 19,1999, through an extension of our original offer. This purchase was settled through an issuance of 5,831,253 shares of our common stock.

On November 19, 1999, we issued 2,500 shares of Series B Convertible Preferred Stock and on November 26, 1999, we issued 3,725 shares of Series B Convertible Preferred Stock, both at a price of $1,000 per share. The par value of both classes of shares is $0.00002. The shares are convertible to Common Stock at a price of $13.80 per share, subject to normal anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of our Common Stock for the 10 trading days ended October 29, 1999. These shares convert to our Common Stock on the second anniversary of date of issue.

On November 30, 1999, we terminated our marketing agreement with Corpovision. We settled our liability to Corpovision and terminated the agreement through an issue of 137,500 shares of eVentures' Common Stock. As a result, we will record a charge in the statement of operations of approximately $1.1 million in November, 1999 for the difference between the value of the shares issued and the book value of the note payable to Corpovision.

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

The preferred stock issued on November 19, 1999, November 26, 1999 and
December 15, 1999 were issued at a discount to the market value of our common stock into which it is convertible. We will recognize this discount by accounting for it as an imputed preferred dividend of $1.1 million in our second quarter.

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

Political Instability Risks. We have relationships with foreign suppliers in Mexico, India, Syria, Sri Lanka and other countries. We have not experienced any negative economic consequences as a result of relationships with foreign suppliers in these countries, but we may be negatively affected should political instability in any of these countries develop.

Foreign Currency Risks. Since the agreements we have entered into with foreign suppliers in Syria, India, Sri Lanka and other countries are denominated in U.S. dollars, we are not exposed to risks associated with fluctuations in these foreign currencies. However, because our agreements with Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in Mexican pesos, as well as to downturns in the Mexican economy, all of which may affect profitability. During the period ended September 30, 1999, substantially all of our termination costs in Mexico were denominated in Mexican pesos.

Other Market Risks. We are also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

                                     PART II
Item 1. Legal Proceedings

    We are involved in legal proceedings from time to time, none of which management believes, if decided adversely against us, would have a material adverse effect on the business, financial condition or results of operations of our Company.

Item 2. Changes in Securities

    In the past four months, we have issued and sold unregistered securities in the transactions described below.


    On September 22, 1999, in connection with our reorganization, we issued and sold:



    (i) an aggregate of 14,562,193 shares of common stock to IEO Investments, Limited and Infinity Emerging Subsidiary Limited as merger consideration for all of the equity interests in IEO Holdings Limited;



    (ii) an aggregate of 6,381,000 shares of common stock to certain shareholders of AxisTel in exchange for the outstanding shares of capital stock of AxisTel not owned by IEO Holdings Limited; and



    (iii) 5,682,807 shares of common stock to Infinity Investors Limited in exchange for shares of capital stock of e.Volve representing approximately one-third of the outstanding capital stock of e.Volve.



    The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction, and three accredited, eight non-accredited and three foreign investors participated in this transaction. All non-accredited investors were represented in connection with this transaction by purchaser representatives.



    On September 28, 1999, we issued and sold 1,000 shares of Series A Convertible Preferred stock to an accredited investor for $1.0 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.



    On September 28, 1999, we issued and sold an aggregate of 2,470,000 shares of common stock to 25 investors for $4.9 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction, and only accredited investors participated in this transaction.



    On October 14, 1999, we issued 239,229 shares of our common stock to Avantel S.A. to settle accounts payable due to Avantel in the amount of $3.2 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. These shares were issued for consideration of $13.125 per share, which was 75% of the closing price of our common stock on the date of issuance, and which represented the fair market value of our common stock. The price per share was determined following negotiations with Avantel.



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



    On November 19, 1999, we issued and sold 2,500 shares of our Series B preferred stock to an accredited investor for $2.5 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction.



    On November 26, 1999, we issued and sold 3,725 shares of our Series B preferred stock to an accredited investor for $3.7 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction.



    On November 30, 1999, we issued 137,500 shares of our common stock to Corpovision, S.A. to settle a note payable due to Corpovision in the amount of $1.1 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. These shares were issued for consideration of $8.00 per share, which was below the market price of our common stock on the date of issuance. We took a charge of $2.2 million during our second fiscal quarter in connection with this transaction. The price per share was determined following negotiations with Corpovision.



    On December 15, 1999, we issued and sold 775 shares of our Series B preferred stock to an aggregate of 14 accredited investors for $775,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.



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

             2) On November 3, 1999, the Company filed a report on Form 8-K announcing that on October 19, 1999 it had acquired the remaining one-third interest of e.Volve, making e.Volve a wholly owned subsidiary of the Company.

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

eVENTURES GROUP, INC.

Date: March 8, 2000                By: /s/ Barrett N. Wissman
                                       ----------------------------------------
                                           Barrett N. Wissman President and
                                           Chief Executive Officer

Date: March 8, 2000                By: /s/ John Stevens Robling Jr.
                                       ----------------------------------------
                                           John Stevens Robling Jr. Chief
                                           Financial Officer

                                INDEX TO EXHIBITS


                   EXHIBIT
                   NUMBER             DESCRIPTION
                   -------            -----------
                    27.1        Financial Data Schedule