Form 10-Q/A
period 1999-12-31
EVENTURES GROUP INC
filed 2000-03-09
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------


                                  FORM 10-Q/A

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to ______________

                         COMMISSION FILE NUMBER 33-19435

                              eVENTURES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                5-2233445
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

(1) Yes              No     X
        ----------      ---------
(2) Yes     X        No
        ----------      ---------

On February 18, 2000, 45,799,832 shares of the registrant's Common Stock were outstanding.

              The accompanying notes are an integral part of these
                       consolidated financial statements
                              eVENTURES GROUP, INC.

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                            PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 1999 and December 31, 1999 (unaudited)               3

Consolidated Statements of Operations - Three and six months ended December 31,
    1998 and 1999 (unaudited)                                                               4

Consolidated Statement of Shareholders' Equity (Deficit) -  Six months
    ended December 31, 1999 (unaudited)                                                     5

Consolidated Statements of Cash Flows - Six months ended December 31,
    1998 and 1999 (unaudited)                                                               6

Notes to Consolidated Financial Statements                                                  7

Item 2. Management's  Discussion and Analysis of Financial  Condition and Results of       10
Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk                         14

                             PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                  15
Item 2. Changes in Securities                                                              15
Item 3. Defaults Upon Senior Securities                                                    16
Item 4. Submission of Matters to a Vote of Securities Holders                              16
Item 5. Other Information                                                                  16
Item 6. Exhibits and Reports on Form 8-K
        Exhibits                                                                           16
        Reports on Form 8-K                                                                17

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

ITEM 1: FINANCIAL STATEMENTS


                              eVENTURES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30,        DECEMBER 31,
ASSETS                                                     1999              1999
                                                       ------------      ------------
                                                                          (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                            $     39,379      $  6,269,893
  Accounts receivable                                         6,129         1,574,165
  Other receivables                                          11,164            63,124
  Prepaid expenses and other                                 13,250           136,814
  Deposits                                                  242,310           603,752
  VAT receivable                                          2,757,368         1,781,354
                                                       ------------      ------------
                                                          3,069,600        10,429,102
                                                       ------------      ------------

LONG-TERM ASSETS
  Restricted cash                                         1,107,437           750,000
  Property and equipment, net                             6,219,874        12,880,498
  Investments                                             2,191,498         2,758,531
  Goodwill, net                                           3,072,908        30,695,787
  Other                                                          --           521,800
                                                       ------------      ------------
                                                         12,591,717        47,606,616
                                                       ------------      ------------
                                                       $ 15,661,317      $ 58,035,718
                                                       ============      ============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                     $  4,609,806      $  4,228,708
  Accrued other                                           1,477,757         1,423,101
  Accrued interest payable                                  383,163           569,042
  Customer deposits and deferred revenues                 1,272,682           634,532
  Notes payable                                                  --            26,875
  Capital leases, current portion                         1,916,761         2,937,621
                                                       ------------      ------------
                                                          9,660,169         9,819,879
                                                       ------------      ------------

LONG-TERM LIABILITIES
  Debentures                                              6,828,948                --
  Capital leases, net of current portion                  2,031,513         5,250,370
                                                       ------------      ------------
                                                          8,860,461         5,250,370
                                                       ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                                   36               917
  Preferred stock                                                --                --
  Additional paid-in capital                              4,310,144        64,339,007
  Accumulated deficit                                    (7,169,493)      (19,284,726)
  Deferred compensation                                          --        (2,089,729)
                                                       ------------      ------------
                                                         (2,859,313)       42,965,469
                                                       ------------      ------------
                                                       $ 15,661,317      $ 58,035,718
                                                       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements
                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                                -------------------------------      ------------------------------
                                                     1998              1999              1998              1999
                                                 ------------      ------------      ------------      ------------
                                                           (UNAUDITED)                         (UNAUDITED)
Revenues                                         $  8,808,038      $ 13,986,119      $ 13,013,700      $ 22,661,838
Direct costs                                        6,250,017        13,030,262         9,745,604        21,759,782
                                                 ------------      ------------      ------------      ------------
Gross profit (loss)                                 2,558,021           955,857         3,268,096           902,056
Selling, general and administrative
  expense                                           1,853,821         8,538,776         3,442,347        10,354,808
                                                 ------------      ------------      ------------      ------------

Income (loss) from operation, before other
   (income) expenses                                  704,200        (7,582,919)         (174,251)       (9,452,752)
                                                 ------------      ------------      ------------      ------------

Other (income) expenses
   Interest expense, net                              376,443            78,831           735,878           598,062
   Write off of unamortized debt discount                  --                --                --           917,615
   Equity in loss of affiliate                             --            13,089                --            31,819
   Foreign currency (gain) loss                           393             4,470             8,631            (2,032)
   Other                                              (25,797)            7,662           (17,851)            1,074
                                                 ------------      ------------      ------------      ------------
                                                      351,039           104,052           726,658         1,546,538
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                     353,161        (7,686,971)         (900,909)      (10,999,290)

Imputed preferred dividend                                 --        (1,115,943)               --        (1,115,943)
                                                 ------------      ------------      ------------      ------------
Net income (loss) available to
   common shareholders                           $    353,161      $ (8,802,914)     $   (900,909)     $(12,115,233)
                                                 ============      ============      ============      ============


Net income (loss) per share (basic and
   diluted)                                      $       0.03      $      (0.20)     $      (0.08)     $      (0.40)
Weighted average number of shares
   outstanding                                     11,365,614        44,309,461        11,365,614        30,428,396

              The accompanying notes are an integral part of these
                       consolidated financial statements
                              eVENTURES GROUP, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                        PREFERRED STOCK                COMMON STOCK            ADDITIONAL
                                  ---------------------------   ---------------------------     PAID-IN      ACCUMULATED
                                     SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL         DEFICIT
                                  ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 1999                      --   $         --          3,600   $         36   $  4,310,144   $ (7,169,493)

Period ended December 31, 1999
  is Unaudited:

Net effect of acquisitions                  --             --     39,623,010            756     31,588,059             --

Intrinsic value of stock
  options                                   --             --             --             --      3,265,500             --

Amortization of deferred
  compensation                              --             --             --             --             --             --

Net effect of the purchase of
  remaining 1/3 of e.Volve                  --             --      5,831,253            117     11,662,389             --


Issuance of preferred stock              7,000             --             --             --      6,997,500             --

Imputed preferred dividend                  --             --             --             --      1,115,943     (1,115,905)

Issuance of common stock
  as payment for accounts
  payable                                   --             --        376,799              8      5,339,472             --

Net loss                                    --             --             --             --             --    (10,999,290)
                                  ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999               7,000   $         --   $ 45,834,662   $        917   $ 64,339,007   $(19,284,726)
  (Unaudited)                     ============   ============   ============   ============   ============   ============


                                   DEFERRED
                                  COMPENSATION        TOTAL
                                  ------------    ------------
Balance, June 30, 1999            $         --    $ (2,859,313)

Period ended December 31, 1999
  is Unaudited:

Net effect of acquisitions                  --      31,588,815

Intrinsic value of stock
  options                           (3,265,500)             --

Amortization of deferred
  compensation                       1,175,771       1,175,771

Net effect of the purchase of
  remaining 1/3 of e.Volve                  --      11,662,506


Issuance of preferred stock                 --       6,997,500

Imputed preferred dividend                  --              --

Issuance of common stock
  as payment for accounts
  payable                                   --       5,399,480

Net loss                                    --     (10,999,290)
                                  ------------    ------------
Balance, December 31, 1999
  (Unaudited)                     $ (2,089,729)   $ 42,965,469
                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements
                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                     1998              1999
                                                                 ------------      ------------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (900,909)     $(10,999,290)
  Adjustments to reconcile net income to net cash used in
  net operating activities:
    Depreciation and amortization                                     882,882         3,187,038
    Other expenses                                                    370,689           852,205
    Bad debt                                                               --            23,895
    Foreign currency (gain) loss                                       11,162            (2,032)
    Equity in loss of unconsolidated affiliate                             --            31,819
    Change in operating assets and liabilities:
       Accounts receivable                                           (488,189)         (582,920)
       Other receivables                                              (89,318)          (51,960)
       Prepaid expenses and other                                     (26,315)          (30,257)
       VAT receivable                                              (1,347,608)          976,014
       Restricted cash                                             (1,080,806)        1,107,437
       Accounts payable                                             1,124,102         3,760,810
       Accrued other                                                     (450)          220,647
       Accrued interest payable                                        33,063           185,879
       Customer deposits                                             (200,000)       (1,214,650)
                                                                 ------------      ------------
Net cash used in operating activities                              (1,711,697)       (2,535,365)
                                                                 ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Deposits                                                              4,728          (361,442)
  Proceeds from sale of available-for-sale securities                 246,580                --
  Purchases of property and equipment                                (993,394)       (1,667,894)
  Net cash acquired in acquisitions                                        --           299,687
  Long term investments                                                    --          (475,000)
  Investments in affiliates                                           (25,000)         (598,852)
                                                                 ------------      ------------
Net cash used in investing activities                                (767,086)       (2,803,501)
                                                                 ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Advances - shareholders                                             (60,920)         (246,560)
  Issuance of common stock and preferred stock                             --        13,224,850
  Proceeds from the issuance of debentures                            850,000                --
  Repayment of loan                                                        --          (823,278)
  Payments on capital leases                                         (240,993)         (585,632)
                                                                 ------------      ------------
Net cash provided by financing activities                             548,087        11,569,380
                                                                 ------------      ------------

Net change in cash                                                 (1,930,696)        6,230,514

CASH AND CASH EQUIVALENTS, beginning of period                      2,417,216            39,379
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                         $    486,520      $  6,269,893
                                                                 ============      ============

Supplemental disclosure of cash flows information:
Cash paid for:
     Interest                                                    $    192,000      $    258,000
                                                                 ============      ============
     Taxes                                                       $         --      $         --
                                                                 ============      ============

Supplemental schedule of non-cash investing and Financing activities

  Purchases of equipment under capital leases                    $  1,808,683      $  5,206,790
                                                                 ============      ============

  Fair value of original issue discount on revaluation
    of Company at July 1, 1998, arising from change
    in ownership                                                 $  2,000,000      $         --
                                                                 ============      ============

  Goodwill arising from change in ownership
    and acquisitions settled through the issuance of stock       $  3,414,343      $ 28,824,974
                                                                 ============      ============

  Net assets of subsidiary acquired through an
    issue of stock                                               $         --      $    196,169
                                                                 ============      ============

  Stock issued for settlement of accounts payable                $         --      $  5,399,480
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

    On October 19, 1999, eVentures acquired the remaining 33.3% of e.Volve, through an extension of its original offer at the time of the Transaction. This purchase was settled through an issuance of 5,831,253 shares of eVentures' Common Stock.

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

    Investments

    As of December 31, 1999, the Company has made investments in the following companies:

       COMPANY NAME                            ACCOUNTING METHOD    % OWNERSHIP
       ------------                            -----------------    -----------
       Innovative  Calling  Technologies LLC        equity basis       50.0%
       i2v2.com (d/b/a PhoneFree.com)                 cost basis       16.0%
       FonBox, Inc.                                   cost basis        8.0%

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

3.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following at December 31, 1999:

         Property and Equipment:
         Leasehold improvements                                   $    334,559
         Network equipment under capital leases                     11,146,106
         Other equipment                                             3,047,440
         Furniture and fixtures                                         27,862
                                                                  ------------
                                                                    14,555,967
         Accumulated depreciation and amortization                  (1,675,469)
                                                                  ------------
                                                                  $ 12,880,498
                                                                  ============

    Depreciation and amortization expense related to the above property and equipment was $374,619 and $775,016 for the six months ended December 31, 1998 and 1999, respectively.

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

    On November 19, 1999, November 26, 1999 and December 15, 1999 the Company issued 7,000 shares of Series B Convertible Preferred Stock at a price of $1,000 per share. The par value of shares of Series B Convertible Preferred Stock is $0.00002. The shares of Series B Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $13.80 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid price per share of eVentures common stock for the 10 trading days ended October 29, 1999. Due to the beneficial conversion feature of these securities, an imputed preferred dividend of $1.1 million has been recorded during the three months ended December 31, 1999.

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

6.  SUBSEQUENT EVENTS

    In a series of transactions closed between January 6 and February 4, 2000, the Company issued 15,570 shares of Series C Convertible Preferred
    Stock, par value $0.00002 per share, to 8 accredited investors, at a price of $1,000 per share. The shares are convertible into Common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of the Company's common stock for the 20 trading days ended December 10, 1999. The effect of the favorable conversion rate will be recorded as an imputed preferred dividend in the third quarter of fiscal 2000.

    On January 31, 2000, the Company exercised its option to purchase approximately 23% of Fonbox, Inc., in addition to the approximately 8% already owned by the Company, for $1.0 million cash and the issuance of 27,860 shares of The Company's common stock. As of February 11, 2000, the Company owns approximately 31% of Fonbox.

    On January 28, 2000, the Company purchased membership interests in LC39 Group, LLC for $1.0 million. These interests represent less than 5% ownership in LC39. LC39 is the legal name of Launch Center 39.

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

    Set forth below is the Company's unaudited pro forma condensed statement of operations for the year ended June 30, 1999 and the six months ended December 31, 1999 as though the Transaction had occurred on July 1, 1998, after adjustments related to goodwill, amortization of intangible assets and debt discount and interest expense relating to the e.Volve debentures. The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made on July 1, 1998 or of future results.

                         THREE MONTHS ENDED       SIX MONTHS ENDED       SIX MONTHS ENDED
                          DECEMBER 31, 1998       DECEMBER 31, 1998      DECEMBER 31, 1999
Revenues                     $9,979,203             $ 14,829,347           $ 28,403,640
Net loss                     $ (239,498)            $ (3,839,602)          $(11,821,902)
Net loss per share           $    (0.01)            $      (0.09)          $      (0.27)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The financial information and other statistical data set out below represent the financial condition and results of operations of the accounting acquirer pursuant to a series of reorganization transactions completed on September 22, 1999 and October 19, 1999 (the "Reorganization") described herein for all periods from July 1, 1998 through September 22, 1999. As a result, throughout this Form 10 Q/A, our financial statements as of any date and for any period beginning July 1, 1998 and ending on or prior to September 22, 1999 reflect the financial condition and results of operations of e.Volve as if we had acquired the interest of the Infinity Entities in e.Volve on July 1, 1998, except that
(a) our balance sheet as of June 30, 1999 reflects the acquisition of our minority interest in PhoneFree.com. Financial information and other data subsequent to September 22, 1999 reflects the acquisition of AxisTel.

REVENUES. We generate revenues through the sale of international and domestic Internet telephony minutes on a wholesale basis to other U.S. long-distance providers and to distributors of prepaid calling cards. In addition, we sell data bandwidth to other carriers and corporate customers. Our agreements with our wholesale customers are short term in duration and the rates we charge customers are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could result in lower revenues and increased losses. Our three largest customers accounted for 79.3% of our revenues during the six months ended December 31, 1999.

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

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results

                                               THREE MONTHS ENDED DECEMBER 31,
                                 -------------------------------------------------------
                                     1998            %             1999            %
                                 ------------     --------     ------------     --------
                                                        (unaudited)
Revenues                         $  8,808,038        100.0%    $ 13,986,119        100.0%
Direct costs                        6,250,017         71.0%      13,030,262         93.2%
                                 ------------     --------     ------------     --------
Gross profit                        2,558,021         29.0%         955,857          6.8%
Selling, general and
  administrative expenses           1,853,821         21.0%       8,538,776         61.1%
Loss from operations, before     ------------     --------     ------------     --------
  other (income) expenses             704,200          8.0%      (7,582,919)       (54.2)%
                                 ------------     --------     ------------     --------

Other (income) expenses
  Interest expense, net               376,443          4.3%          78,831          0.6%
  Write off of unamortized
    debt discount                          --          0.0%              --          0.0%
  Equity in loss of affiliate              --          0.0%          13,089          0.1%
  Foreign currency (gain)
    loss                                  393          0.0%           4,470          0.0%
  Other                               (25,797)        (0.3)%          7,662          0.1%
                                 ------------     --------     ------------     --------
                                      351,039          4.0%         104,052          0.7%
                                 ------------     --------     ------------     --------
Net income (loss)                $    353,161          4.0%    $ (7,686,971)       (55.0)%
                                 ============     ========     ============     ========

                                                SIX MONTHS ENDED DECEMBER 31,
                                 -------------------------------------------------------
                                     1998            %             1999            %
                                 ------------     --------     ------------     --------
                                                       (unaudited)
Revenues                         $ 13,013,700        100.0%    $ 22,661,838        100.0%
Direct costs                        9,745,604         74.9%      21,759,782         96.0%
                                 ------------     --------     ------------     --------
Gross profit                        3,268,096         25.1%         902,056          4.0%
Selling, general and
  administrative expenses           3,442,347         26.5%      10,354,808         45.7%
Loss from operations, before     ------------     --------     ------------     --------
  other (income) expenses            (174,251)        (1.3)%     (9,452,752)       (41.7)%
                                 ------------     --------     ------------     --------

Other (income) expenses
  Interest expense, net               735,878          5.7%         598,062          2.6%
  Write off of unamortized
    debt discount                          --          0.0%         917,615          4.0%
  Equity in loss of affiliate              --          0.0%          31,819          0.1%
  Foreign currency (gain)
    loss                                8,631          0.1%          (2,032)        (0.0)%
  Other                               (17,851)        (0.1)%          1,074          0.0%
                                 ------------     --------     ------------     --------
                                      726,658          5.6%       1,546,538          6.8%
                                 ------------     --------     ------------     --------
Net income (loss)                $   (900,909)        (6.9)%   $(10,999,290)       (48.5)%
                                 ============     ========     ============     ========

THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

REVENUES. Revenues increased to $14.0 million and $22.7 million during the three and six months ended December 31, 1999 from $8.8 million and $13.0 million during the three and six months ended December 31, 1998, respectively, an increase of 58.8% and 74.1%, respectively. The increase in revenues in our second quarter and during the six months ended December 31, 1999 primarily resulted from the acquisition of AxisTel in September 1999 which increased revenues by $5.6 million during the second quarter. In addition, an increase in traffic contributed the remainder of the increase in revenues, offset by a decrease in the average price per minute that we charged. During the three and six months ended December 31, 1999 we transmitted 94.0 million and 171.0 million minutes, respectively, excluding the 47.3 million minutes transmitted by AxisTel during the second quarter compared with 45.8 million and 64.4 million minutes during the comparable periods in 1998. The average price per minute we charged for these minutes decreased to $0.10 during the three and six months ended December 31, 1999 from $0.19 and $0.20 during the comparable periods in 1998.

DIRECT COSTS. Direct costs increased to $13.0 million and $21.8 million during the three and six months ended December 31, 1999 from $6.3 million and $9.7 million during the three and six months ended December 31, 1998, respectively, an increase of 108.5% and 123.3%, respectively. The increase in direct costs in our second quarter and during the six months ended December 31, 1999 resulted from a $5.2 million increase in direct costs attributable to the operations of AxisTel during our second quarter of 1999. In addition, direct costs increased during the three and six months ended December 31, 1999 by $1.3 million and $6.8 million, respectively, as a result of increased traffic volumes discussed above, offset by lower per minute termination costs. The average cost per minute to terminate calls decreased to $0.08 and $0.09 during the three and six months ended December 31, 1999, respectively from $0.11 and $0.12 during the comparable periods in 1998. Direct costs also increased during the three months ended December 31, 1999 by approximately $300,000 as a result of fixed circuit cost increases due to our new Indian routes offset by savings on our fixed circuit costs on our Mexico routes. As a percentage of revenues, direct costs during the three months ended December 31, 1999 increased to 93.2% from 71.0% during the three months ended December 31, 1998. As a percentage of revenues, direct costs during the six months ended December 31, 1999 increased to 96.0% from 74.9% during the six months ended December 31, 1998. The increase in direct costs as a percentage of revenues results primarily because our wholesale prices per minute decreased faster than our cost per minute for termination, offset by higher volumes of traffic over fixed cost circuits.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $8.5 million and $10.4 million during the three and six months ended December 31, 1999 from $1.9 million and $3.4 million during the three and six months ended December 31, 1998, respectively, an increase of 360.6% and 200.8%, respectively. These increases in selling, general and administrative expenses during the three and six months ended December 31, 1999 resulted primarily from expenses related to our termination of a marketing agreement ($1.5 million and $1.7 million, respectively), the incurrence of severance costs ($325,000 in our second quarter), an increase in goodwill expense related to the purchase of AxisTel and 1/3 of e.Volve ($700,000 in our second quarter), an increase in professional and printing fees related to the auditing of our Company for three years and legal work related to the Reorganization and purchase of 1/3 of e.Volve ($780,000 in our second quarter), an increase in depreciation expense of ($185,000 and $450,000, respectively), an increase in payroll ($40,000 and $200,000, respectively), the recording of a compensation charge related to the issuance of option below market ($1.2 million in our second quarter) and charges related to consulting and professional fees in Mexico ($625,000 in our second quarter). In addition, the acquisition of AxisTel increased expenses by $1.4 million in our second quarter, corporate overhead added an additional $230,000. These increases in expenses were offset by decreases in travel and other consulting expenses ($330,000 during our second quarter and $365,000 during the six months ended December 31, 1999).

INTEREST EXPENSE, NET. Interest expense, net decreased to $78,831 and $598,062 during the three and six months ended December 31, 1999 from $376,443 and $735,878 during the three and six months ended December 31, 1998. This decrease was a result of the elimination of $8.0 million of debentures as a result of our acquisition of e.Volve's outstanding debentures on September 22, 1999 and the resulting consolidation of accounts, and due to interest income on higher cash balances maintained out of proceeds of private placements completed during our second quarter, offset by higher charges related to capital leases for equipment leased after December 31, 1998.

WRITE OFF OF UNAMORTIZED DEBT DISCOUNT. The write off of unamortized debt discount during the six months ended December 31, 1999 resulted from our purchase of e.Volve's outstanding debentures and the subsequent elimination of these debentures in our consolidated balance sheet.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. Equity in loss of unconsolidated affiliate was $13,089 and $31,819 during the three and six months ended December 31, 1999. These losses occurred at a joint venture formed with e.Volve in April 1999.

FOREIGN CURRENCY (GAIN) LOSS. Foreign currency (gain) loss during the three and six months ended December 31, 1999 was a loss of $4,470 and a gain of $2,032 compared with a loss of $393 and a loss of $8,631 during the three and six months ended December 31, 1998.

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

On September 28, 1999, we completed a private placement of common and preferred stock of approximately $5.9 million. Proceeds from this placement were used for general corporate purposes and for use as capital for new investments and projects.

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

The preferred stock issued on November 19, 1999, November 26, 1999 and December 15, 1999 were issued at a discount to the market value of our common stock into which it is convertible. We have recognized this discount by accounting for it as an imputed preferred dividend of $1.1 million in our second quarter.

Our principal uses of cash are to fund working capital requirements, capital expenditures and operating losses.

As of December 31, 1999, we had current assets of $10.4 million, including cash, cash equivalents and short-term investments of $6.3 million, and a working capital surplus of $609,233. Current assets included a tax refund receivable of $1.8 million.

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

CASH FLOWS FROM OPERATING ACTIVITIES:

Our operating activities used cash of $2.5 million during the six months ended December 31, 1999. During the six months ended December 31, 1999 cash flow used by operating activities primarily resulted from net losses, the reduction of customer deposits, and an increase in accounts receivable, offset by depreciation and amortization charges, a decrease in restricted cash, and a decrease in accounts payable (funded through the issuance of our common stock to vendors of $5.4 million) and an increase in other accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES:

We used cash for investing activities of $2.8 million during the six months ended December 31, 1999. During the six months ended December 31, 1999 cash used by investing activities primarily consisted of cash used to purchase equipment ($1.7 million), fund affiliates, and make other long term investments, offset by net cash acquired in the acquisitions.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flow from financing activities was $11.6 million during the six months ended December 31, 1999. During the six months ended December 31, 1999 cash provided by financing activities was attributable to the issuance of common stock and preferred stock ($13.2 million), offset by the repayment of a bridge loan and capital lease payments.

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

EQUIPMENT LEASING AND FINANCING. We have leased equipment manufactured by various equipment manufacturers including Siemens A.G., Network Equipment Technologies, Inc. and Harris Corporation. As of December 31, 1999 we have entered into an aggregate of approximately $10.3 million of capital leases with
(i) Telecommunications Finance Group, a subsidiary of Siemens A.G., (ii) BA Capital Corp., (iii) Ascend Credit Corporation, and (iv) Arrendadora BankAmerica, S.A.

SUBSEQUENT EVENTS:

In a series of transactions closed between January 6 and February 10, 2000, we issued 15,570 shares of our Series C Convertible Preferred Stock, par value $0.00002 per share, to eight accredited investors, at a price of $1,000 per share. The shares are convertible into shares of our common stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of our common stock for the 20 trading days ended December 10, 1999. The effect of the favorable conversion rate will be recorded as an imputed preferred dividend in our third quarter.

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



    On November 30, 1999, we issued 137,500 shares of our common stock to Corpovision, S.A. to settle a note payable due to Corpovision in the amount of $1.1 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. These shares were issued for consideration of $8.00 per share, which was below the market price of our common stock on the date of issuance. We took a charge of $1.1 million during our second fiscal quarter in connection with this transaction. The price per share was determined following negotiations with Corpovision.



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

      3.1 Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock, dated October 14, 1999 (incorporated by reference to Exhibit 3.6 to the registration statement on Form 10 filed on December 20, 1999).

      3.2 Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, dated as of November 10, 1999 (incorporated by reference to Exhibit 3.7 to the registration statement on Form 10 filed on December 20, 1999).

      3.3 Certificate of Amendment, dated as of December 15, 1999, to the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (incorporated by reference to
           Exhibit 3.8 to the registration statement on Form 10 filed on December 20, 1999).

      3.4 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to exhibit 3.4 to the Quarterly Report on Form 10-Q for the period ended December 31, 1999, filed on February 20, 2000).

      4.1 Registration Rights Agreement, dated as of September 22, 1999, among the Registrant and the persons and entities set forth on Schedule 1 thereto (the "First Registration Rights Agreement") (incorporated by reference to Exhibit 4.1 to the report filed on Form 8-K on October 7, 1999).

      4.2 Addendum to the First Registration Rights Agreement, dated as of October 19, 1999, among eVentures Group, Inc., the persons set forth on Schedule 1 thereto and the other parties to the First Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the registration statement on Form 10 filed on December 20, 1999).

      4.3 Registration Rights Agreement, dated as of November 19, 1999, between eVentures Group, Inc. and Geronimo Partners, L.P. (incorporated by reference to Exhibit 4.3 to the registration statement on Form 10 filed on December 20, 1999).

      4.4 Schedule identifying other agreements, the dates thereof and the parties thereto, substantially identical to the Registration Rights Agreement, dated as of November 19, 1999, between eVentures Group, Inc. and Geronimo Partners, L.P. (incorporated by reference to
           Exhibit 4.4 to the registration statement on Form 10 filed on December 20, 1999).

      4.5 Registration Rights Agreement, dated as of December 31, 1999, between eVentures Group, Inc. and the persons and entities signatories thereto (incorporated by reference to exhibit 4.5 to Amendment No. 1 to the registration statement on Form 10 filed on March 8, 2000).

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

eVENTURES GROUP, INC.

Date:  March  8, 2000            By:      /s/ Fred A. Vierra
       ----------------------             --------------------------------------
                                          Fred A. Vierra
                                          Chairman of the Board

Date:  March  8, 2000            By:      /s/ Barrett N. Wissman
       ----------------------             --------------------------------------
                                          Barrett N.Wissman
                                          President and Chief Executive Officer

Date:  March  8, 2000            By:      /s/ John Stevens Robling Jr.
       ----------------------             --------------------------------------
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

         3.4      Certificate of Designation, Preferences, Rights, and of Series
                  C Convertible Preferred Stock (incorporated by reference to
                  Exhibit 3.4 to the report filed on Form 10-Q, February 18,
                  2000).

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

         4.5 Registration Rights Agreement, dated as of December 31, 1999, between eVentures Group, Inc. and the persons and entities signatories thereto (incorporated by reference to Exhibit 4.5 to the registration statement filed on Form 10/A on March 8,
                  2000).

         27.1     Financial Data Schedule