Form 10-Q
period 2000-03-31
EVENTURES GROUP INC
filed 2000-05-16
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to ______________

                         COMMISSION FILE NUMBER 33-19435

                              eVENTURES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                           75-2233445
(State or other jurisdiction of incorporation)         (I.R.S. Employer Identification No.)

                          300 CRESCENT COURT, SUITE 800
                               DALLAS, TEXAS 75201
                                 (214) 777-4100
          (Address and telephone number of principal executive offices)

                         ONE EVERTRUST PLAZA, 8TH FLOOR
                          JERSEY CITY, NEW JERSEY 07302
                                 (201) 200-5515
                      (Former address and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X   No
        ---     ---
(2) Yes  X   No
        ---     ---

On May 12, 2000, 51,188,176 shares of the registrant's Common Stock were outstanding.

                              eVENTURES GROUP, INC.
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                                           PAGE NO.
                            PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1999 and March 31, 2000 (unaudited)             3

        Consolidated Statements of Operations -
          Three and nine months ended March 31,1999 and 2000 (unaudited)                       4

        Consolidated Statement of Shareholders' Equity (Deficit) -
          Nine months ended March 31, 2000 (unaudited)                                         5

        Consolidated Statements of Cash Flows -
          Nine months ended March 31,1999 and 2000 (unaudited)                                 6

        Notes to Consolidated Financial Statements                                             7

Item 2. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                                                  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                            19

                             PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                                     20

Item 2. Changes in Securities                                                                 20

Item 3. Defaults Upon Senior Securities                                                       21

Item 4. Submission of Matters to a Vote of Securities Holders                                 21

Item 5. Other Information                                                                     21

Item 6. Exhibits and Reports on Form 8-K                                                      22

Signatures                                                                                    24

Exhibit Index                                                                                 25

                              eVENTURES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,         June 30,
                                     ASSETS                           2000              1999
                                                                 -------------      -----------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                       $ 12,716,576      $    39,379
  Accounts receivable, less allowances for
     doubtful accounts, ($0 - 1999; $473,162 - 2000)                 2,443,646            6,129
  Prepaid expenses and other receivables                                37,004           11,164
  Deposits                                                             416,986           13,250
  Notes receivable                                                     587,393          242,310
  VAT receivable                                                     2,848,155        2,757,368
                                                                  ------------      -----------
     Total current assets                                           19,049,760        3,069,600
                                                                  ------------      -----------
  Restricted cash                                                      281,928        1,107,437
  Property and equipment, net                                       16,341,925        6,219,874
  Note receivable from affiliate                                     2,142,035               --
  Investments                                                        5,038,655        2,191,498
  Goodwill, net                                                    110,275,361        3,072,908
  Other                                                                448,499               --
                                                                  ------------      -----------
                                                                   134,528,403       12,591,717
                                                                  ------------      -----------
Total Assets                                                      $153,578,163      $15,661,317
                                                                  ============      ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Capital leases, current portion                                 $  3,576,931     $  1,916,761
  Accounts payable                                                   6,604,456        4,609,806
  Accrued other                                                      2,244,568        1,477,757
  Accrued interest payable                                                  --          383,163
  Customer deposits and deferred revenues                            1,149,140        1,272,682
  Notes payable                                                        245,000               --
                                                                  ------------      -----------
    Total current liabilities                                       13,820,095        9,660,169
                                                                  ------------      -----------
  Notes payable                                                      2,280,954               --
  Capital leases, net of current portion                             6,891,618        2,031,513
  Debentures                                                                --        6,828,948
                                                                  ------------      -----------
                                                                     9,172,572        8,860,461
                                                                  ------------      -----------
Stockholders' Equity (Deficit):
  Common stock                                                             974               36
  Preferred stock                                                           --               --
  Additional paid-in capital                                       170,442,276        4,310,144
  Accumulated deficit                                              (37,102,718)      (7,169,493)
  Deferred compensation                                             (1,706,164)              --
  Notes receivable from shareholders                                (1,048,872)              --
                                                                  ------------      -----------
                                                                   130,585,496       (2,859,313)
                                                                  ------------      -----------
Total Liabilities & Stockholders' Equity (Deficit)                $153,578,163      $15,661,317
                                                                  ============      ===========


See accompanying notes to consolidated financial statements.

                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended March 31,         Nine Months Ended March 31,
                                                 ------------------------------      ------------------------------
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
                                                           (unaudited)                         (unaudited)

Revenues                                         $ 16,308,494      $  7,979,792      $ 38,970,332      $ 20,993,492
Direct costs                                       15,400,305         6,142,151        37,160,085        15,887,755
                                                 ------------      ------------      ------------      ------------
     Gross profit                                     908,189         1,837,641         1,810,247         5,105,737
Selling, general and administrative expenses        4,506,404         1,519,499        13,087,581         4,550,319
Depreciation and amortization                       2,431,734           337,398         4,205,374           748,929
                                                 ------------      ------------      ------------      ------------
     Loss from operations, before other
       (income) expense                            (6,029,949)          (19,256)      (15,482,708)         (193,511)

Other (income) expenses
     Interest expense (income), net                  (223,717)          399,877           374,343         1,133,228
     Write off of unamortized debt discount                --                --           917,615                --
     Equity in losses of affiliates                 2,296,913                --         2,328,732                --
     Foreign currency (gain) loss                         (84)            1,236            (2,116)           12,398
     Other                                            422,915            12,464           423,989            (4,951)
                                                 ------------      ------------      ------------      ------------
                                                    2,496,027           413,577         4,042,563         1,140,675
                                                 ------------      ------------      ------------      ------------
     Net loss                                      (8,525,976)         (432,833)      (19,525,271)       (1,334,186)

Imputed preferred dividend                          9,292,011                --        10,407,954                --
                                                 ------------      ------------      ------------      ------------
Net loss available to common shareholders        $(17,817,987)     $   (432,833)     $(29,933,225)     $ (1,334,186)
                                                 ============      ============      ============      ============
Net loss per share - (basic and diluted)         $      (0.38)     $      (0.04)     $      (0.84)     $      (0.12)

Weighted average number of shares
     outstanding - (basic and diluted)             46,512,853        11,365,614        35,750,889        11,365,614


See accompanying notes to consolidated financial statements.

                              eVENTURES GROUP, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                      Preferred Stock              Common Stock         Additional
                                                                 ------------------------   -----------------------      Paid-in
                                                                   Shares        Amount       Shares         Amount      Capital
                                                                 ----------    ----------   ----------   ----------   -------------
Balance, June 30, 1999                                                   --    $       --    1,800,000   $       36   $   4,310,144

Acquisition of AxisTel                                                   --            --   12,381,000          248      17,110,929

Acquisition of eVentures                                                 --            --   10,330,610          207          (2,980)

Acquisition of 66.67% of e.Volve                                         --            --    9,565,614          190       8,540,159

Contribution of i2v2 cost investment from Major Shareholders             --            --    2,879,386           58              --

Issuance of Series A Preferred Stock                                  1,000            --           --           --       1,000,000

Issuance of common stock                                                 --            --    2,470,000           49       4,939,951

Conversion of Series A Preferred Stock                               (1,000)           --      200,000            4              (4)

Intrinsic value of stock options                                         --            --           --           --       3,311,250

Amortization of deferred compensation                                    --            --           --           --              --

Net effect of the purchase of remaining 1/3 of e.Volve                   --            --    5,831,253          117      11,662,389

Issuance of Series B Preferred Stock                                  7,000            --           --           --       6,997,500

Issuance of Series C Preferred Stock                                 15,570            --           --           --      15,469,985

Imputed preferred dividend                                               --            --           --           --      10,407,954

Issuance of common stock as payment for accounts payable                 --            --      426,729            9       6,549,471

Acquisition of Fonbox                                                    --            --       27,860            1         696,499

Acquisition of iGlobal                                                   --            --    2,551,087           51      79,449,033

Conversion of Series B Preferred Stock                               (2,500)           --      181,159            4              (4)

Notes receivable from shareholders                                       --            --           --           --              --

Net loss                                                                 --            --           --           --              --
                                                                 ----------    ----------   ----------   ----------   -------------
Balance, March 31, 2000                                              20,070    $       --   48,644,698   $      974   $ 170,442,276
                                                                 ==========    ==========   ==========   ==========   =============



                                                                                                       Notes
                                                                                                     Receivable
                                                                  Accumulated      Deferred            from
                                                                    Deficit      Compensation       Shareholders        Total
                                                                 -------------   -------------      -------------   -------------
Balance, June 30, 1999                                           $  (7,169,493)  $          --     $          --    $ (2,859,313)

Acquisition of AxisTel                                                      --              --                --      17,111,177

Acquisition of eVentures                                                    --              --                --          (2,773)

Acquisition of 66.67% of e.Volve                                            --              --                --       8,540,349

Contribution of i2v2 cost investment from Major Shareholders                --              --                --              58
 .
Issuance of Series A Preferred Stock                                        --              --                --       1,000,000

Issuance of common stock                                                    --              --                --       4,940,000

Conversion of Series A Preferred Stock                                      --              --                --              --

Intrinsic value of stock options                                            --      (3,311,250)               --              --

Amortization of deferred compensation                                       --       1,605,086                --       1,605,086

Net effect of the purchase of remaining 1/3 of e.Volve                      --              --                --      11,662,506

Issuance of Series B Preferred Stock                                        --              --                --       6,997,500

Issuance of Series C Preferred Stock                                        --              --                --      15,469,985

Imputed preferred dividend                                         (10,407,954)             --                --              --

Issuance of common stock as payment for accounts payable                    --              --                --       6,549,480

Acquisition of Fonbox                                                       --              --                --         696,500

Acquisition of iGlobal                                                      --              --                --      79,449,084

Conversion of Series B Preferred Stock                                      --              --                --              --

Notes receivable from shareholders                                          --              --        (1,048,872)     (1,048,872)

Net loss                                                           (19,525,271)             --                --     (19,525,271)
                                                                 -------------   -------------     -------------   -------------
Balance, March 31, 2000                                          $ (37,102,718)  $  (1,706,164)    $  (1,048,872)  $ 130,585,496
                                                                 =============   =============     =============   =============

See accompanying notes to consolidated financial statements
                              eVENTURES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended March 31,
                                                                          --------------------------------
                                                                               2000               1999
                                                                          -------------      -------------
                                                                                   (unaudited)
Cash Flows From Operating Activities:
     Net loss                                                             $ (29,933,225)     $  (1,334,186)
     Adjustments to reconcile net income to net cash (used in)
          provided by net operating activities:
          Depreciation and amortization                                       4,360,729          1,491,711
          Imputed preferred dividend                                         10,407,954                 --
          Other expenses                                                      2,419,146            671,133
          Bad debt                                                               53,162                 --
          Foreign currency (gain) loss                                           (2,116)            12,398
          Equity in losses of unconsolidated affiliates                       2,328,732                 --
          Change in operating assets and liabilities:
               Accounts receivable                                             (963,142)           104,422
               Other receivables                                                (25,840)          (125,503)
               Prepaid expenses and other                                       (40,085)           (18,987)
               VAT receivable                                                   (90,787)        (2,399,687)
               Restricted cash                                                1,857,437         (1,094,121)
               Accounts payable                                               5,246,775            817,327
               Accrued interest payable                                         161,285            174,968
               Accrued other                                                    451,542           (100,620)
               Customer deposits                                             (1,221,541)           367,418
                                                                          -------------      -------------
Net cash used in operating activities                                        (4,989,974)        (1,433,727)
                                                                          -------------      -------------

Cash Flow Used In Investing Activities
     Deposits                                                                  (345,083)             4,728
     Proceeds from sale of available-for-sale securities                             --            246,580
     Purchase of property and equipment                                      (1,777,447)        (1,972,328)
     Net cash acquired in acquisitions                                          509,021                 --
     Long term investments                                                     (150,000)                --
     Investments in affiliates                                               (7,233,242)           (26,000)
                                                                          -------------      -------------
Net cash used in investing activities                                        (8,996,751)        (1,747,020)
                                                                          -------------      -------------

Cash Flow From Financing Activities
     Advances - shareholders                                                         --            (60,920)
     Issuance of common stock and preferred stock                            28,455,828                 --
     Proceeds from the issuance of debt                                              --          1,240,000
     Loan repayment                                                            (823,278)                --
     Payments on capital leases                                                (968,628)          (196,043)
                                                                          -------------      -------------
Net cash provided by financing activities
     increase (decrease)                                                     26,663,922            983,037
                                                                          -------------      -------------

Net increase (decrease) in cash                                              12,677,197         (2,197,710)
Cash and cash equivalents, beginning of period                                   39,379          2,417,216
                                                                          -------------      -------------
Cash and cash equivalents, end of period                                  $  12,716,576      $     219,506
                                                                          =============      =============
Supplemental schedule of non-cash investing and financing activities:

Cash paid for:
     Interest                                                             $     425,621            287,997
                                                                          =============      =============
     Taxes                                                                $          --      $          --
                                                                          =============      =============

Supplemental schedule of non-cash investing and financing activities:

     Purchases of equipment under capital leases                          $   5,288,392      $   3,422,647
                                                                          =============      =============
     Fair value of original issue discount on warrants
          granted pursuant to certain of the debentures                   $          --      $          --
                                                                          =============      =============
     Fair value of original issue discount on revaluation of Company
          at July 1, 1998, arising from change in ownership               $          --      $   2,000,000
                                                                          =============      =============
     Goodwill arising from change in ownership
          and acquisitions settled through the issuance of stock          $ 108,515,172      $   3,414,343
                                                                          =============      =============
     Net assets of subsidiary acquired through an
          issue of stock                                                  $     197,169      $          --
                                                                          =============      =============
     Stock issued for settlement of accounts payable                      $   6,549,480      $          --
                                                                          =============      =============


See accompanying notes to consolidated financial statements.

                              EVENTURES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. SIGNIFICANT ACCOUNTING POLICIES


    Description of the Company

    eVentures Group, Inc. ("eVentures" or the "Company") is an Internet communications holding company that provides a range of services including voice, Internet, data, fax, e-mail and video transmission through its consolidated subsidiaries and affiliated companies (collectively referred to as Partner Companies). The Company's strategy is to develop and operate its majority-owned subsidiaries, and to make acquisitions of and take strategic positions in other Internet and communications companies. The Company's strategy envisions and promotes opportunities for synergistic business relationships among its Partner Companies.

    The Company's wholly owned Partner Companies operate private communications networks that consist of digital switching, routing and signal management equipment, as well as fiber optic cable lines. These subsidiaries also offer voice, Internet, fax, DSL, e-mail and video transmission services to customers. Services provided by the Company's Partner Companies may utilize networks owned and/or operated by the Company's wholly owned subsidiaries, as well as third party network providers.

    Although the Company refers to the companies in which it has an equity ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, the Company does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.


    Organization

    Prior to September 22, 1999, eVentures was a publicly held company with no material operations. The Company was formerly known as Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September 1999, the Company acquired (i) all of the outstanding shares of AxisTel Communications, Inc. ("AxisTel"); (ii) approximately 66.67% of the outstanding shares of e.Volve Technology Group, Inc. ("e.Volve"); (iii) approximately 17% of the outstanding shares of PhoneFree.com, Inc. (formerly known as i2v2.com, Inc.) ("PhoneFree.com"); and (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest ("Notes"). In a related transaction, the remaining 33.33% of e.Volve was acquired by the Company in October 1999. All of the acquisitions and the purchase of the Notes were settled through the issuance of 26,827,552 shares of common stock of eVentures and are collectively referred to as the "Initial Transaction".

    Prior to the Initial Transaction, three shareholders that are affiliated with each other (the "Major Shareholders") had directly and indirectly held ownership interests of (i) 66.67% of e.Volve; (ii) 17% of PhoneFree.com; and
    (iii) 0.7% of AxisTel, and owned the Notes and an option to purchase a further 49.3% of AxisTel. Immediately after the Major Shareholders exercised this option to purchase an additional 49.3% of AxisTel, the Major Shareholders directly and indirectly transferred all of their ownership interests in e.Volve, AxisTel and PhoneFree.com, and the Notes to eVentures in exchange for common stock in eVentures. Upon completion of the Initial Transaction, the Major Shareholders owned approximately 77% of the outstanding common stock of the Company. At May 12, 2000, the Major Shareholders owned approximately 57% of the outstanding common stock of the Company.

    Allocation of consideration given during the three months ended March 31, 2000 to the acquired assets is as follows:

    Purchase of 100% of iGlobal on March 10, 2000
    ---------------------------------------------

    Cost of investment                  $79,450,201
    Net assets acquired                       1,000
                                        -----------
    Excess attributed to goodwill       $79,449,201
                                        ===========

    The above represents the final purchase price allocation.

    Basis of Presentation

    The accompanying consolidated financial statements of the Company for the three and nine month periods ended March 31, 1999 and 2000, have been prepared by the Company without audit, pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the Company's operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10/A filed with the Securities and Exchange Commission on March 8, 2000.

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

    The consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries. The financial results of e.Volve are included in the financial statements for all periods presented. The financial results for AxisTel are included in the financial statements since September 22, 1999, the date of acquisition. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000. All significant inter-company accounts have been eliminated.

    Principles of Accounting for Ownership in Partner Companies

    The Company accounts for its ownership interests in Partner Companies under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on eVentures voting interest in a Partner Company, as well as the Company's degree of influence over each Partner Company.

    Consolidation. Companies in which eVentures directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's accounts are reflected within eVentures' Consolidated Statements of Operations. Participation of other Partner Company shareholders, if any, in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest, if any, adjusts the consolidated net results of operations to reflect only eVentures' share of the earnings or losses of the consolidated Partner Company. As of March 31, 2000, eVentures owned 100% of the outstanding common stock of all Partner Companies accounted for under the consolidation method of accounting, and as a result there are no minority interests in the Consolidated Statements of Operations. The wholly owned Partner Companies are AxisTel, e.Volve and iGlobal.

    Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with eVentures' holdings in common stock, preferred stock and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption "Equity in losses of affiliates" in the Consolidated Statements of Operations. At March 31, 2000, the Company's direct and indirect ownership interests in Innovative Calling Technologies, LLC ("ICT"), PhoneFree.com, Fonbox, Inc. ("Fonbox") and Televant, Inc. ("Callrewards") were 50%, 16%, 31% and 30%, respectively and are accounted for under the equity method.

    Cost Method. Partner Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, eVentures' share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations. In certain cases, the Company has representation on the board of directors of the Partner Companies accounted for under the cost method. As of March 31, 2000, the Company's investments in Launch Center 39 and Spydre Labs are accounted for using the cost method.

    Segment Information

    In the fiscal year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. The Company operates in one reportable segment.

    New Accounting Pronouncements

    The American Institute of Certified Public Accountants has issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." This SOP defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that these start-up costs be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and was adopted by the Company on July 1, 1999. The adoption has not materially impacted the results of operations, financial position and financial statement disclosures, and is not expected to have a significant impact on future financial statements.

    In June 1998, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.


    2.  ACQUISITIONS AND INVESTMENTS

    On March 10, 2000, the Company issued an aggregate of 2,551,087 shares of common stock to the stockholders of iGlobal in exchange for all of the outstanding voting securities of iGlobal. In connection therewith, a total of 390,947 warrants to purchase shares of common stock of iGlobal were converted into an aggregate of 141,210 warrants to purchase shares of eVentures' common stock pursuant to the terms of each warrant agreement. iGlobal, founded in 1994, aggregates communications technologies that utilize and integrate voice, data and video. In 1998, iGlobal created Telares, the country's largest revenue-sharing consortium of independent internet service providers ("ISPs"), providing a broad range of communication services to independent ISPs including digital subscriber line ("DSL"), long distance, Voice ISP, streaming video, prepaid calling cards and other value-added services.

    On January 31, 2000, the Company exercised its option to purchase approximately 23% of Fonbox for $1.0 million cash and the issuance of 27,860 shares of the Company's common stock. As of March 31, 2000, the Company owns approximately 31% of the equity and voting interests of Fonbox. Fonbox is a development stage company that offers Internet based unified messaging services for the Portuguese-speaking and Spanish-speaking market in Latin America.

    On January 28, 2000, the Company purchased 100,000 Series A Preferred Units of Launch Center 39 ("LC39"), representing approximately 2.1% of the equity and voting interests of LC39 for $1.0 million. LC39 is a full service incubator, which provides a series of services for launching Internet and new media companies. These services include a unique combination of funding, strategic advice and business development, shared legal, financial and other professional services, shared infrastructure, and partnerships for strategic recruiting.

    On February 11, 2000, the Company purchased, for $750,000, a 30% ownership interest in Televant, Inc., which owns and operates the Callrewards.com(TM) website. Callrewards is a development stage company that intends to derive revenues from advertising and e-commerce transactions. Callrewards customers can place free PC-to-Phone and PC-to-PC calls over the Callrewards network. Additionally, Callrewards customers can earn loyalty points by responding to banner ads and targeted email, and redeem these points for international telephony minutes. The Company's investment anticipates an additional $3.5 million of funding during 2000. These future funding commitments are conditioned on Callrewards achieving certain operational targets.

    On February 18, 2000, through its subsidiary, eVentures Latin America, the Company acquired a 5% interest in Spydre Labs, a pan-regional Internet incubator that accelerates early stage technology companies in Latin America and the U.S. Hispanic market.

    On March 3, 2000, the Company loaned $3.0 million to PhoneFree.com under a promissory note. The promissory note is due September 1, 2000 and bears interest at 7%. PhoneFree.com may repay the promissory note at any time, subject to the Company's right to convert all outstanding principal and interest under the note into stock of PhoneFree.com. In connection with the loan made under the promissory note, the Company also received a four-year warrant to purchase 240,000 shares of PhoneFree.com at a price equal to 110% of the conversion price of the promissory note. On May 4, 2000, the Company, through (i) the purchase of voting preferred stock in PhoneFree.com and (ii) the conversion of all of the outstanding principal and interest under the promissory note dated March 3, 2000 into voting preferred stock of PhoneFree.com, increased its ownership interest in PhoneFree.com to approximately 22% of the outstanding voting securities.


3.  GOODWILL

    Goodwill arising from the excess of cost over net assets of businesses acquired by the Company is amortized on a straight-line basis over periods ranging from five to ten years. The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. As of March 31, 2000, the Company's management has not identified any material impairment of goodwill.


4.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such assets will not be recovered.

5.  STOCK BASED COMPENSATION

    The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

6.  NET INCOME (LOSS) PER SHARE

    The Company calculates earnings per share in accordance with SFAS No. 128, Earnings per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after March 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible debentures and preferred stock as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire period.

7.  INDEBTEDNESS

    On January 26, 2000, iGlobal entered into a credit agreement with an equipment vendor for $12,000,000. The financing is divided into three categories: Tranche A, B and C. Under Tranche A, a maximum of $8,000,000 may be borrowed to purchase networking hardware from the vendor. Under Tranche B, an additional $2,000,000 may be used for costs associated with the integration and installation of the vendor's hardware, and under Tranche C $2,000,000 may be used for working capital purposes. Interest is payable at a spread of 600 basis points above the three month London Interbank Offered Rate ("LIBOR"). The outstanding balance at March 31, 2000 was $2,280,954.


8.  SHAREHOLDERS' EQUITY

    In a series of transactions that closed between January 6 and February 10, 2000, the Company issued 15,570 shares of Series C Convertible Preferred Stock, par value $0.00002 per share, to 8 accredited investors, at a price of $1,000 per share. The shares are convertible into Common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of the Company's common stock for the 20 trading days ended March 10, 2000. The effect of the difference between the closing prices for the Company's common stock on the issuance dates and the conversion price was recorded in the Company's financial statements as an imputed preferred dividend.


9.  SIGNIFICANT EVENTS

    On March 23, 2000, the Company issued 50,000 shares of common stock to Maxcom Telecomunicaciones, S.A. de C.V ("Maxcom") in settlement of an outstanding accounts payable to Maxcom of $825,095.


10. SUBSEQUENT EVENTS

    On April 5, 2000, the Company completed a private placement of 2,543,478 shares of common stock with aggregate gross proceeds of approximately $58.5 million. Proceeds from this issuance are for new investments, projects and general corporate purposes.


11. PRO FORMA FINANCIAL DATA

    On September 22, 1999, the Company acquired all of the outstanding shares of AxisTel, approximately 66.7% of the outstanding shares of e.Volve, the e.Volve Notes, and a minority interest in PhoneFree.com. In a related transaction, on October 19, 1999, the Company acquired the remaining 33.3% of the outstanding shares of e.Volve. All of these acquisitions were settled through the issuance of stock of the Company. On March 10, 2000 the Company issued a total of 2,551,087 shares of the Company's common stock and 209,737 options to purchase shares of common stock to shareholders and option holders of iGlobal as part of the share exchange and merger of iGlobal into a wholly owned subsidiary of the Company. eVentures also assumed 141,210 warrants to purchase shares of its common stock in exchange for outstanding iGlobal warrants.

    Set forth below is the Company's unaudited pro forma condensed statement of operations for the three and nine months ended March 31, 1999 and 2000 as though the Initial Transaction and the acquisition of iGlobal had occurred on July 1, 1998, after adjustments related to goodwill, amortization of intangible assets and debt discount and interest expense relating to the e.Volve debentures. The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made on July 1, 1998 or of future results.

                             Three Months Ended March 31,       Nine Months Ended March 31,
                                 2000             1999             2000             1999
                            -------------    -------------    -------------    -------------
Revenues                    $  17,779,922    $   9,560,663    $  45,766,007    $  25,105,464

Net loss                    $ (19,320,028)   $  (5,939,267)   $ (23,189,308)   $ (18,341,764)

Net loss per share          $       (0.42)   $       (0.13)   $       (0.52)   $       (0.40)

                              eVENTURES GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The Company has based these forward-looking statements on our current expectations and projections about future events. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Industry" section included in our Form 10/A filed with the SEC on March 8, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.


BASIS OF PRESENTATION

The financial statements presented through June 30, 1999 represent the interests of the Major Shareholders in each of e.Volve, AxisTel and PhoneFree.com prior to the Initial Transaction. The Major Shareholders' interests in e.Volve, AxisTel and PhoneFree.com, prior to the Initial Transaction, is deemed to be the "Accounting Acquirer". The financial results of e.Volve are included in the financial statements for all periods presented. The financial results for AxisTel are included in the financial statements since September 22, 1999, the date of acquisition. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000.

Revenues. Through our wholly owned Partner Companies the Company generates revenues from the sale of (i) international and domestic Internet telephony minutes on a wholesale and retail basis to other U.S. long-distance providers, distributors of prepaid calling cards and to residential and business consumers;
(ii) data bandwidth to other communications carriers and corporate customers;
(iii) communication services, such as long-distance, DSL and Virtual ISP service through a consortium of independent ISPs and network marketing companies and;
(iv) dial-up and dedicated Internet access (v) web hosting and collocation services. Historically, the Company has derived substantially all of its revenue from sale of Internet telephony services and data bandwidth. Our agreements with our wholesale Internet telephony customers are short term in duration and the rates the Company charges customers are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could result in lower revenues and increased losses. The Company's three largest customers accounted for 80.0% of revenues during the nine months ended March 31, 2000. Historically, the three largest customers accounted for 79.3% of the Company's revenue. Management of the Company anticipates that eVentures' dependence on these three customers will continue to decline as the wholly owned Partner Companies (i) broaden their sales and marketing initiatives to include additional potential customers and (ii) execute on their business plans to sell Internet telephony minutes (on a retail basis), prepaid calling cards, DSL services and Virtual ISP services.

Direct Costs. Direct costs include per minute termination charges and lease payments and fees for fiber optic cable. Prior to September 1999, the Company provided international telecommunication services only from the United States to Mexico. The majority of our termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result the Company was exposed to exchange rates risk due to the fluctuation of the Mexican peso compared to the U.S. dollar. Continued fluctuation in the exchange rate may make it cheaper or more expensive for us to purchase pesos to meet our peso denominated expenses. Two vendors in Mexico provide substantially all of our terminating capabilities in Mexico. If either of these vendor relationships were terminated, our ability to conduct operations in Mexico would be limited.

Selling, General and Administrative. This category includes general corporate expenses, management salaries, professional fees, sales and marketing expenses, travel and development expenses, benefits, occupancy costs, and administrative expenses. eVentures maintains a corporate office and several switch facilities. Due to the international nature of our business, travel and development costs have been significant and could continue to increase as the Company seeks to expand the networks of our wholly owned Partner Companies. Additionally, the Company is rapidly expanding the size of its corporate office and anticipates the related overhead costs to significantly increase. The Company also expects depreciation and amortization costs to increase as a result of the Company's recent acquisitions and the wholly owned Partner Companies continued investment in their communications networks.

Depreciation and Amortization. Represents the depreciation of property, plant & equipment and the amortization of goodwill, mainly as a result of the acquisitions by the Company.

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results

                                                     Three Months Ended March 31,                Nine Months Ended March 31,
                                             -----------------------------------------   ---------------------------------------
                                                 2000        %           1999      %         2000        %          1999        %
                                             ------------  -----   ------------  -----   ------------  -----   ------------  -----
                                                              (unaudited)                                 (unaudited)
Revenues                                     $ 16,308,494  100.0%  $  7,979,792  100.0%  $ 38,970,332  100.0%  $ 20,993,492  100.0%
Direct costs                                   15,400,305   94.4%     6,142,151   77.0%    37,160,085   95.4%    15,887,755   75.7%
                                             -------------------   -------------------   -------------------   -------------------
Gross profit                                      908,139    5.6%     1,837,641   23.0%     1,810,247    4.6%     5,105,737   24.3%
Selling, general and administrative expenses    4,506,404   27.6%     1,519,499   19.0%    13,087,581   33.6%     4,550,319   21.7%
Depreciation and amortization                   2,431,734   14.9%       337,398    4.2%     4,205,374   10.8%       748,929    3.6%
                                             -------------------   -------------------   -------------------   -------------------
Loss from operations, before
  other (income) expense                       (6,029,949) (37.0%)      (19,256)  (0.2%)  (15,482,708) (39.7%)     (193,511)  (0.9%)

Other (income) expenses:
Interest expense (income), net                   (223,717)  (1.4%)      399,877    5.0%       374,343    1.0%     1,133,228    5.4%
Write off of unamortized debt discount                 --    0.0%            --    0.0%       917,615    2.4%            --    0.0%
Equity in losses of affiliates                  2,296,913   14.1%            --    0.0%     2,328,732    6.0%            --    0.0%
Foreign currency (gain) loss                          (84)  (0.0%)        1,236    0.0%        (2,116)  (0.0%)       12,398    0.1%
Other                                             422,915    2.6%        12,464    0.2%       423,989    1.1%        (4,951)  (0.0%)
                                             -------------------   -------------------   -------------------   -------------------
                                                2,496,027   15.3%       413,577    5.2%     4,042,563   10.4%     1,140,675    5.4%
                                             -------------------   -------------------   -------------------   -------------------
Net loss                                       (8,525,976) (52.3%)     (432,833)  (5.4%)  (19,525,271) (50.1%)   (1,334,186)  (6.4%)
                                             ===================   ===================   ===================   ===================

Imputed preferred dividend                      9,292,011                    --            10,407,954                    --
                                             ------------          ------------          ------------          ------------
Net loss available
  to common shareholders                     $(17,817,987)         $   (432,833)         $(29,933,225)         $ (1,334,186)
                                             ============          ============          ============          ============
Net loss per share - (basic and diluted)     $      (0.38)         $      (0.04)         $      (0.84)         $      (0.12)
                                             ============          ============          ============          ============
Weighted average number of shares
  outstanding - (basic and diluted)            46,512,853            11,365,614            35,750,889            11,365,614
                                             ============          ============          ============          ============


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues increased to $16.3 million during the three months ended March 31, 2000 from $8.0 million during the three months ended March 31, 1999, an increase of 103.8%. The increase in revenues during the three months ended March 31, 2000 primarily resulted from acquisitions completed since March 31, 1999, which increased revenues by $6.2 million during the third quarter. In addition, an increase in traffic contributed to the remainder of the increase in revenues, offset by a decrease in the average price per minute that the Company charged. During the three months ended March 31, 2000 the Company transmitted 154.8 million minutes versus 47.1 million minutes during the third quarter of 1999, an increase of 228.6%. Excluding the 42.0 million minutes added as a result of acquisitions since March 31, 1999, the Company increased minutes during the quarter, as compared to the comparable period in 1999, by 65.7 million minutes, an increase of 139.5%. The average price per minute the Company charged for these services decreased to $0.105 during the three months ended March 31, 2000 versus $0.169 during the comparable period in fiscal 1999.

Direct costs increased to $15.4 million during the three months ended March 31, 2000 from $6.1 million during the three months ended March 31, 1999, an increase of 152.4%. The increase in direct costs in the three months ended March 31, 2000 primarily resulted from direct costs attributable to the acquisitions completed since March 31, 1999, which increased direct costs by $6.1 million during our third quarter. Of the additional increase during the period, $2.7 million was a result of the previously discussed increases in traffic volumes, offset by lower per minute termination costs. The average cost per minute to terminate calls decreased to $0.079 during the three months ended March 31, 2000 from $0.108 during the comparable period in fiscal 1999. Direct costs also increased during the three months ended March 31, 2000 by approximately $0.5 million as a result of fixed circuit cost increases. As a percentage of revenues, direct costs during the three months ended March 31, 2000 increased to 94.4% from 77.0% during the three months ended March 31, 1999. The increase in direct costs as a percentage of revenues resulted primarily from the average price the Company charges per minute decreasing faster than our cost per minute for termination.

Selling, general and administrative expenses increased to $4.5 million during the three months ended March 31, 2000 from $1.5 million during the three months ended March 31, 1999, an increase of 200.0%. Selling, general and administrative expenses during the three months ended March 31, 2000 increased primarily due to: (i) expenses incurred by the businesses acquired since March 31, 1999 of $1.8 million, (ii) an increase in deferred compensation of $0.4 million and (iv) an increase in consulting and professional fees of $0.8 million.

Depreciation and amortization increased to $2.4 million during the three months ended March 31, 2000 from $0.3 million during the three months ended March 31, 1999. The increase is the result of the acquisitions completed and capital expenditures incurred since March 31, 1999.

Interest expense (income), net was $(.2) million during the three months ended March 31, 2000 compared with $.4 million during the three months ended March 31, 1999. The interest income, net during the three months ended March 31, 2000 resulted from interest income on greater cash balances, partially offset by lower interest expense on outstanding indebtedness. The reduction in interest expense was a result of the elimination of $8.0 million of debentures as a result of our acquisition of e.Volve's outstanding debentures on September 22, 1999.

Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in loss of affiliates was $2.3 million during the three months ended March 31, 2000. These losses were the result of our (i) 50% ownership interest in ICT, a joint venture formed with e.Volve in April 1999; (ii) 31% ownership interest in Fonbox, the majority of which was purchased on January 31, 2000; and (iii) 17% ownership interest in PhoneFree.com. The Company expects its Partner Companies accounted for under the equity method to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Other expenses of $0.4 million during the three months ended March 31, 2000 were the primary result of the discontinuance of a venture to terminate communications traffic to Syria.

The Company reported an imputed dividend during the three months ended March 31, 2000 of $9.3 million as a result of the difference between the closing prices for the Company's common stock on the dates on which the Company issued convertible preferred stock during the quarter and the price per share at which such preferred stock is convertible into common shares.


NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

Revenues increased to $39.0 million during the nine months ended March 31, 2000 from $21.0 million during the nine months ended March 31, 1999, an increase of 85.7%. The increase in revenues during the nine months ended March 31, 2000 primarily resulted from acquisitions completed during the nine months ended March 31, 2000, which increased revenues by $11.8 million. In addition, an increase in traffic contributed the remainder of the increase in revenues, offset by a decrease in the average price per minute that the Company charged. During the nine months ended March 31, 2000 the Company transmitted 371.9 million minutes versus 111.6 million minutes during the comparable period in 1999, an increase of 233.2%. Excluding the 89.3 million minutes added as a result of acquisitions since March 31, 1999, the Company increased minutes during the nine months ended March 31, 2000, as compared to the comparable period in 1999, by 171.0 million minutes, an increase of 153.2%. The average price per minute the Company charged for these minutes decreased to $0.101 during the nine months ended March 31, 2000, from $0.188 during the comparable period in fiscal 1999.

Direct costs increased to $37.2 million during the nine months ended March 31, 2000 from $15.9 million during the nine months ended March 31, 1999, an increase of 134.0%. The increase in direct costs in the nine months ended March 31, 2000 primarily resulted from direct costs attributable to the acquisitions completed during the nine months ended March 31, 2000 of $11.3 million. Of the additional increase during the period, $10.0 million was a result of the previously discussed increases in traffic volumes, offset by lower per minute termination costs. The average cost per minute to terminate calls decreased to $0.085 during the nine months ended March 31, 2000, from $0.115 during the comparable period in fiscal 1999. As a percentage of revenues, direct costs during the nine months ended March 31, 2000 increased to 95.4% from 75.7% during the nine months ended March 31, 2000. The increase in direct costs as a percentage of revenues was primarily the result of the average price the Company charges per minute decreasing faster than the cost per minute for termination.

Selling, general and administrative expenses increased to $13.1 million during the nine months ended March 31, 2000 from $4.6 million during the nine months ended March 31, 1999, an increase of 184.8%. Selling, general and administrative expenses during the nine months ended March 31, 2000 increased primarily due to
(i) expenses attributable to the acquisitions completed during the nine months ended March 31, 2000 of $2.5 million; (ii) an increase in consulting and professional fees of $4.0 million; (iii) an increase in deferred compensation of $1.6 million; and (iv) an increase in salary expenses of $0.4 million.

Depreciation and amortization increased to $4.2 million during the nine months ended March 31, 2000 from $0.7 million during the comparable period in 1999. The increase is the result of the acquisitions completed and capital expenditures incurred since March 31, 1999.

Interest expense (income), net was $0.4 million during the nine months ended March 31, 2000 compared with $1.1 million during the nine months ended March 31, 1999. The decrease in interest expense (income), net during the nine months ended March 31, 2000 resulted from interest income on greater cash balances, partially offset by lower interest expense on outstanding indebtedness. The reduction in interest expense was a result of the elimination of $8.0 million of debentures as a result of our acquisition of e.Volve's outstanding debentures on September 22, 1999.

The write off of unamortized debt discount during the nine months ended March 31, 2000 resulted from eVentures purchase of e.Volve's outstanding debentures and the subsequent elimination of these debentures upon consolidation in the financial statements.

Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in loss of affiliates was $2.3 million during the nine months ended March 31, 2000. These losses were the result of our (i) 50% ownership interest in ICT, a joint venture formed with e.Volve in April 1999; (ii) 31% ownership interest in Fonbox, the majority of which was purchased on January 31, 2000; and (iii) 17% ownership interest in PhoneFree.com. The Company expects its Partner Companies accounted for under the equity method to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Other expenses of $0.4 million during the three months ended March 31, 2000 were the primary result of the discontinuance of a venture to terminate communications traffic to Syria.

The Company reported an imputed dividend during the nine months ended March 31, 2000 of $10.4 million as a result of the difference between the closing prices for the Company's common stock on the dates on which the Company issued convertible preferred stock during the period and the price per share at which such preferred stock is convertible into common shares.


LIQUIDITY AND CAPITAL RESOURCES

The business plans of our Partner Companies will continue to require a substantial amount of capital to fund operations and the expansion of the businesses. The Company also continues to make strategic acquisitions and investments as a part of our long range plans to develop and expand the Company's business and the business of the eVentures' Partner Companies. Such strategic investments and acquisitions, if realized, could require expenditure of a material portion of our financial resources and would accelerate the need for raising additional capital. Sources of funding for our financing requirements may include vendor financing, bank loans and public offerings or private placements of equity and/or debt securities. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could significantly reduce our ability to fund our expenses, development, acquisitions and operations. Our cash and cash equivalents are expected to provide sufficient liquidity to meet our capital requirements for the next twelve months.

Since July 1, 1999, the Company has funded operations primarily through cash from operations and from private placements of common stock, preferred stock, options to purchase common stock and borrowings under loan and capital lease agreements. During the nine months ended March 31, 2000, the Company raised a total (i) $28.5 million of gross proceeds through private placements of common stock and preferred stock and (ii) $7.7 million from borrowings pursuant to loans and capital lease agreements.

On September 28, 1999, the Company completed a private placement of common and preferred stock of approximately $5.9 million. Proceeds from this placement were used for general corporate purposes and to fund the expansion of our Partner Companies' operations and new investments.

On November 19 and 26, 1999, eVentures completed two private placements of preferred stock with aggregate proceeds of approximately $6.2 million. Proceeds from these issuances were used for general corporate purposes and to fund the expansion of our Partner Companies' operations and new investments.

On December 15, 1999, the Company completed a private placement of preferred stock with aggregate proceeds of approximately $775,000. Proceeds from this issuance are for general corporate purposes.

Between January 6 and February 10, 2000, the Company completed a series of private placements of preferred stock with aggregate proceeds of approximately $15.6 million. Proceeds from these issuances were used for general corporate purposes and to fund the expansion of our Partner Companies' operations and new investments.

Our principal uses of cash are to fund (i) the expansion of our Partner Companies operations; (ii) working capital requirements; (iii) capital expenditures; (iv) operating losses; and (v) acquisitions. As of March 31, 2000, the Company had current assets of $19.0 million, including cash, cash equivalents and short-term investments of $12.7 million, and a working capital surplus of $5.2 million. Current assets included a tax refund receivable of $2.8 million.

Since March 31, 2000, the Company has raised additional funds through a private placement of common stock. On April 5, 2000, eVentures completed a private placement of common stock with aggregate gross proceeds of approximately $58.5 million. Proceeds from this issuance are for general corporate purposes and for use as capital for new investments and projects.

Our operating activities used cash of $5.0 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2000 cash flow used by operating activities primarily resulted from net losses, the reduction of customer deposits, and an increase in accounts receivable, offset by depreciation and amortization charges, a decrease in restricted cash, and a decrease in accounts payable (funded through the issuance of our common stock to vendors of $6.5 million) and an increase in other accrued liabilities.

eVentures used cash for investing activities of $9.0 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2000 cash used by investing activities primarily consisted of cash used to purchase equipment, fund affiliates, and make other long term investments, offset by net cash acquired in connection with acquisitions of wholly owned Partner Companies during the period.

Our cash flow from financing activities was $26.7 million during the nine months ended March 31, 2000. During the nine months ended March 31, 2000 cash provided by financing activities was attributable to the issuance of common stock and preferred stock ($28.4 million), offset by the repayment of a bridge loan and capital lease payments.


EQUIPMENT LEASING AND FINANCING

The Company has leased equipment manufactured by various equipment manufacturers including Siemens A.G., Lucent Technologies, Cisco Systems Capital Corporation, Network Equipment Technologies, Inc. and Harris Corporation. As of March 31, 2000, the Company had an aggregate of approximately $12.8 million outstanding pursuant to capital leases and credit facilities with (i) Telecommunications Finance Group, a subsidiary of Siemens A.G., (ii) BA Capital Corp., (iii) Ascend Credit Corporation, (iv) Arrendadora BankAmerica, S.A., (v) Cisco Systems Capital Corporation, and (vi) Harris Corporation.

SUBSEQUENT EVENTS

On April 5, 2000, the Company completed a private placement of common stock with aggregate gross proceeds of approximately $58.5 million. Proceeds from this issuance are for general corporate purposes and for use as capital for new investments and projects.

On May 4, 2000, the Company purchased 1,856,199 shares of newly issued voting Series A Cumulative Convertible Preferred Stock of PhoneFree.com for $10,000,000 in cash and the conversion of a promissory note and related interest in the aggregate amount of $3,035,671. As a result of such purchase, the Company owns approximately 22% of the outstanding voting securities of PhoneFree.com.


EFFECTS OF INFLATION

Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on the Company's operations in the future.

                              eVENTURES GROUP, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's international operations expose us to political instability risks. The Company has relationships with foreign suppliers in Syria, Mexico, India, Sri Lanka and other countries. The Company has not experienced any negative economic consequences as a result of relationships with foreign suppliers in these countries, but may be negatively affected should political instability in any of these countries develop. In addition to economic consequences, the Company is also exposed to potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.


eVENTURES' operations and financial condition may be adversely affected by fluctuations in foreign currencies. Since the agreements the Company has entered into with foreign suppliers in Syria, India, Sri Lanka and other countries are denominated in U.S. dollars, the Company is not exposed to risks associated with fluctuations in these foreign currencies. However, because the agreements with Mexican suppliers are denominated in Mexican pesos, the Company may be exposed to fluctuations in Mexican pesos, as well as to downturns in the Mexican economy, all of which may affect profitability. During the nine months ended March 31, 2000, $23.3 million of our direct costs were denominated in Mexican pesos.

                              eVENTURES GROUP, INC.
                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 3, 2000, e.Volve reached an agreement with Yurie Systems to settle the lawsuit between e.Volve and Yurie Systems described in the Company's Quarterly Report Form 10QA filed on February 22, 2000. Under that agreement the Company paid $140,000 on April 11, 2000 and the lawsuit was dismissed.

On February 7, 2000, Star Telecommunications, Inc. ("Star") filed a lawsuit against AxisTel International, Inc., a subsidiary of AxisTel. Star's complaint alleges that AxisTel International failed to pay for amounts allegedly owed by AxisTel International to Star as a result of Star's acquisition of PT-1 Communications and under an August 9, 1999 carrier services agreement between Star and AxisTel International. Star is alleging damages in the amount of $416,590, plus late fees and interest. This lawsuit was settled on April 13, 2000 by the payment of $346,501 to Star.

On April 17, 2000, e.Volve and the Company filed a lawsuit, captioned e.Volve Technology Group, Inc. and eVENTURES Group, Inc. v. United Technology Systems, Inc. d/b/a, Uni-Tel in Superior Court of the State of New Jersey, Mercer County. In the lawsuit, the Company alleged that Uni-Tel breached the terms of our joint venture to operate a telecommunications network between the United States and India. We alleged damages in excess of $10 million. As of the date of this Report, Uni-Tel had not responded to this lawsuit.

The Company is involved in other legal proceedings from time to time, none of which management believes, if decided adversely to us, would have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 2. CHANGES IN SECURITIES

Between January 6 and February 10, 2000, the Company issued and sold 15,570 shares of our Series C preferred stock to an aggregate of 9 accredited investors for $15.6 million in a series of transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

On January 31, 2000, the Company issued a total of 27,860 shares of our common stock to Net Provider and Spydre as part of the Company's acquisition of a minority interest in Fonbox through a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On February 21, 2000, the Company issued 50,000 shares of our common stock to Maxcom to settle certain accounts payable due to Maxcom in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On March 10, 2000, in connection with our acquisition of iGlobal, the Company issued an aggregate of 2,551,087 shares to 107 shareholders of iGlobal in exchange for the outstanding shares of capital stock of iGlobal in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D under the Securities Act. No general solicitations were made in connection with this transaction, and 73 accredited and 34 non-accredited investors participated in this transaction. All non-accredited investors were represented in connection with this transaction by purchaser representatives.

On March 13, 2000, the Company issued 181,159 shares of our common stock upon conversion of 2,500 shares of our Series B preferred stock in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 3(a)(9) of the Securities Act.

On April 5, 2000, the Company issued and sold 2,543,478 shares of our common stock to an aggregate of 19 accredited investors for aggregate gross proceeds approximately $58.5 million in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated pursuant to the Securities Act. No general solicitations were made in connection with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

EMPLOYMENT AGREEMENTS

During April 2000 the Company entered into three-year employment agreements with the following individuals:

Name                       Title                                                        Date of Agreement
----                       -----                                                        -----------------
Jeffrey A. Marcus (1)      Chairman and Chief Executive Officer                         April 4, 2000
Barrett N. Wissman (2)     President                                                    April 4, 2000
Thomas P. McMillin         Executive Vice President                                     April 4, 2000
Daniel J. Wilson           Senior Vice President                                        April 4, 2000
Chad E. Coben              Senior Vice President                                        April 4, 2000
Olaf Guerrand-Hermes       Senior Vice President                                        April 4, 2000
Susie C. Holliday          Senior Vice President-Accounting & Administration            April 17, 2000

-----------------------------
(1) Mr. Marcus was appointed as a member of the Company's board of directors and named Chairman. Fred Vierra, the Company's previous Chairman, was named Vice Chairman.
(2) Mr. Wissman relinquished the title of Chief Executive Officer upon Mr. Marcus joining the Company.

On April 4, 2000, the Company named Stuart Chasanoff as its Senior Vice President, Corporate Development and Legal Affairs. Mr. Chasanoff previously served as Vice President of Business Development, General Counsel and Secretary.


RESIGNATION OF DIRECTOR

Effective April 1, 2000, Olaf Geurrand-Hermes resigned from the board of directors. This resignation was in connection with Mr. Guerrand-Hermes' joining the Company as Senior Vice President and was not the result of any disagreement with the board of directors.


SHAREHOLDER CALL OPTIONS

Effective April 10, 2000, the Company entered into Issuer Stock Option Agreements with Samuel Litwin and Mitchell Arthur, executive officers of AxisTel, whereby each of Mr. Litwin and Mr. Arthur granted to the Company an option to acquire 300,000 and 400,000 shares of common stock of the Company, respectively. Such options are exercisable by the Company at a price of $15.00 per share through September 22, 2000, thereafter at $20.00 per share through expiration on September 22, 2001. The Company paid each of Mr. Litwin and Mr. Arthur $100,000 for the options.

On May 4, 2000, the Company purchased a total of 1,856,199 shares of newly issued Series A Cumulative Convertible Preferred Stock of PhoneFree.com in exchange for cash of $10 million and the cancellation of $3,035,671 of indebtedness owed by PhoneFree.com to us under our March 2, 2000 bridge loan to PhoneFree.com. The PhoneFree.com preferred stock that the Company purchased carries a 7% cumulative dividend, is convertible into 1,856,199 shares of PhoneFree.com common stock, and votes with the PhoneFree.com common stock on all matters. The Company also received the right to appoint an additional director to the board of directors of PhoneFree.com. As part of our investment in PhoneFree.com, the Company also received a four-year warrant to purchase 100,000 shares of PhoneFree.com common stock at $7.11 per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1    Amended and Restated Certificate of Incorporation of eVentures Group, Inc.

3.2    Amended and Restated By-Laws of eVentures Group, Inc.

4.1 Registration Rights Agreement, dated as of April 4th, 2000, by and among eVentures Group, Inc. and the signatories thereto.

10.1   Employment Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Jeffrey A. Marcus.

10.2   Stock Option Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Jeffrey A. Marcus.

10.3   Employment Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Thomas P. McMillin.

10.4   Stock Option Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Thomas P. McMillin.

10.5   Employment Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Daniel J. Wilson.

10.6   Stock Option Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Daniel J. Wilson.

10.7   Employment Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Chad E. Coben.

10.8   Stock Option Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Chad E. Coben.

10.9   Employment Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Barrett N. Wissman.

10.10  Stock Option Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Barrett N. Wissman.

10.11  Employment Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Olaf Guerrand-Hermes.

10.12  Stock Option Agreement, dated as of April 4th, 2000, between eVentures
       Group, Inc. and Olaf Guerrand-Hermes.

10.13  Employment Agreement, dated as of April 17th, 2000, between eVentures
       Group, Inc. and Susie C. Holliday.

10.14 Stock Option Agreement, dated as of April 17th, 2000, between eVentures Group, Inc. and Susie C. Holliday.

10.15 Common Stock Subscription Agreement, dated as of April 4th, 2000, by and among eVentures Group, Inc. and the signatories thereto.

10.16 Issuer Option Agreement, dated as of April 10th, 2000, between eVentures Group, Inc. and Samuel L. Litwin.

10.17 Issuer Option Agreement, dated as of April 10th, 2000, between eVentures Group, Inc. and Mitchell C. Arthur.

10.18  Office Lease, dated as of May 20th, 1999, between Crescent Real Estate
       Funding I, L.P. and Marcus & Partners, L.P.

10.19 First Amendment to Office Lease, dated as of March 28th, 2000 by and between Crescent Real Estate Funding I, L.P. and Marcus & Partners, L.P.

10.20 Assignment of Office Lease, dated as of April 4th, 2000, by and between Marcus & Partners, L.P. and eVentures Group, Inc.

10.21 Consent to Assignment, dated as of April 4th, 2000, by and among Crescent Real Estate Funding I, L.P., Marcus & Partners, L.P. and eVentures Group, Inc.

10.22 Second Amendment to Office Lease, dated as of April 24th, 2000, by and between Crescent Real Estate Funding I, L.P. and eVentures Group, Inc.

10.23 Securities Purchase Agreement, dated as of May 3rd, 2000, by and among PhoneFree.com, Inc. and the purchasers listed on Schedule A attached thereto.

27.1  Financial Data Schedule

(b) REPORTS ON FORM 8-K

     1. On March 27, 2000, the Company filed a Report on Form 8-K announcing the closing of the acquisition of Internet Global Services, Inc.

     2. On April 5th, 2000, the Company filed a Report on Form 8-K announcing the retention of new senior management and the completion of a $58.5 million private placement of its common stock.

     3. On May 11th, 2000, the Company filed a Report on Form 8-K announcing the closing of its investment in PhoneFree.com.

     4. On May 12 th, 2000, the Company filed an amendment to its March 27th, 2000 Report on Form 8-K. The amendment included the audited and unaudited historical financial statements of Internet Global Services, Inc. and consolidated pro forma financial statements of eVentures Group, Inc.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

eVENTURES GROUP, INC.


Date:  May 15, 2000         By: /s/ Barrett N. Wissman
                                -------------------------------
                                    Barrett N. Wissman
                                    (Authorized Signatory and President)



Date:  May 15, 2000         By: /s/ John Stevens Robling Jr.
                                -------------------------------
                                    John Stevens Robling Jr.
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
 NUMBER                        DESCRIPTION
-------                        -----------

3.1 Amended and Restated Certificate of Incorporation of eVentures Group, Inc.

3.2        Amended and Restated By-Laws of eVentures Group, Inc.

4.1        Registration Rights Agreement, dated as of April 4th, 2000, by
           And among eVentures Group, Inc. and the signatories thereto.

10.1 Employment Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Jeffrey A. Marcus.

10.2 Stock Option Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Jeffery A. Marcus.

10.3 Employment Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Thomas P. McMillin.

10.4 Stock Option Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Thomas P. McMillin.

10.5 Employment Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Daniel J. Wilson.

10.6 Stock Option Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Daniel J. Wilson.

10.7 Employment Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Chad E. Coben.

10.8 Stock Option Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Chad E. Coben.

10.9 Employment Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Barrett N. Wissman.

10.10 Stock Option Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Barrett N. Wissman.

10.11 Employment Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Olaf Guerrand-Hermes.

10.12 Stock Option Agreement, dated as of April 4th, 2000, between eVentures Group, Inc. and Olaf Guerrand-Hermes.

10.13 Employment Agreement, dated as of April 17th, 2000, between eVentures Group, Inc. and Susie C. Holliday.

10.14 Stock Option Agreement, dated as of April 17th, 2000, between eVentures Group, Inc. and Susie C. Holliday.

10.15 Common Stock Subscription Agreement, dated as of April 4th, 2000, by and among eVentures Group, Inc. and the signatories thereto.

10.16 Issuer Option Agreement, dated as of April 10th, 2000, between eVentures Group, Inc. and Samuel L. Litwin.

10.17 Issuer Option Agreement, dated as of April 10th, 2000, between eVentures Group, Inc. and Mitchell C. Arthur.

10.18       Office Lease, dated as of May 20th, 1999, between Crescent Real
            Estate Funding I, L.P. and Marcus & Partners, L.P.

10.19 First Amendment to Office Lease, dated as of May 28th, 2000, between Crescent Real Estate Funding I, L.P. and Marcus &
            Partners, L.P.

10.20 Assignment of Office Lease, dated as of May 28th, 2000, by and between Marcus & Partners, L.P. and eVentures Group, Inc.



10.21 Consent to Assignment, dated as of April 4th, 2000, by and among Crescent Real Estate funding I, L.P. and eVentures Group, Inc.

10.22 Second Amendment to Office Lease, dated as of April 24th, 2000, by between Crescent Real Estate funding I, L.P. and eVentures
            Group, Inc.

10.23 Securities Purchase Agreement, dated as of May 3rd, 2000, by and among PhoneFree.com, Inc. and the purchasers listed on Schedule A attached thereto.

27.1        Financial Data Schedule