Form 10-K
period 2000-06-30
EVENTURES GROUP INC
filed 2000-09-28
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to ____

                         Commission file number 0-28579

                              eVENTURES GROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)

         DELAWARE                                         75-2233445
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                          300 CRESCENT COURT, SUITE 800
                               DALLAS, TEXAS 75201
                    (Address of Principal Executive Offices)

                                  214-777-4100
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, PAR VALUE $0.00002 PER SHARE
                                (Title of Class)

         Indicate by a check mark whether the registrant: (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 15, 2000 was $227,683,796.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

         Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         As of September 15, 2000, there were 51,989,745 shares of our common stock, par value $0.00002 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III     --     Incorporated by reference to our proxy statement to be
                    mailed or sent to securities holders on or about October 10,
                    2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I

         ITEM 1.      Business...................................................................................1

         ITEM 2.      Properties................................................................................25

         ITEM 3.      Legal Proceedings.........................................................................26

         ITEM 4.      Submission of Matters to a Vote of Security Holders.......................................26

PART II

         ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................26

         ITEM 6.      Selected Financial Data...................................................................27

         ITEM 7.      Management's Discussion And Analysis Of Financial Condition And Results Of
                      Operations................................................................................28

         ITEM 7A.     Quantitative And Qualitative Disclosures About Market Risk................................34

         ITEM 8.      Financial Statements And Supplementary Data...............................................35

         ITEM 9.      Changes In And Disagreements With Accountants On Accounting And Financial
                      Disclosure................................................................................35

PART III

         ITEM 10.     Directors and Executive Officers of the Registrant........................................35

         ITEM 11.     Executive Compensation....................................................................35

         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management............................35

         ITEM 13.     Certain Relationships and Related Transactions............................................35

PART IV

         ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................35

SIGNATURES......................................................................................................42

EXHIBIT INDEX...................................................................................................44

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR CAUTIONARY STATEMENT

                           FORWARD-LOOKING STATEMENTS

         "Forward-looking" statements have been included throughout this document. These statements describe our attempt to predict future events. The words "believe," "anticipate," "expect," and similar expressions are used to identify "forward-looking" statements. The important factors listed in the section entitled "Risk Factors", as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these "forward-looking" statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on our business, results of operations or financial condition.

         You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions, and uncertainties, such as:

         o risks associated with our capital requirements, including the need to provide working capital for operations and to fund planned capital expenditures;

         o risks associated with increasing competition in the communications industry, including industry over-capacity and declining prices; and

         o changes in laws and regulations that govern the communications industry.

         This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. We undertake no obligation to revise these statements to reflect future events or circumstances.

                                     PART I


ITEM 1.  BUSINESS

         BUSINESS OVERVIEW

         We are a global broadband network services provider. We offer a variety of communications services over an expanding, facilities-based network. Our network currently reaches 31 domestic and nine international cities in North America, Central America, Europe, Asia, the Middle East and Mexico. During the twelve months ended June 30, 2000, we transmitted approximately 500 million minutes of packet-based voice traffic on our network and maintained relationships with approximately 300 service providers.

         ORGANIZATION AND HISTORY

         We were originally incorporated in Delaware in 1987 as "Adina, Inc." We allowed our corporate existence to lapse in February 1996 and were subsequently reinstated as "eVentures Group, Inc." in August 1999. In the fall of 1999, we completed a series of transactions following which we became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. ("e.Volve") and AxisTel Communications, Inc. ("AxisTel"), and a strategic investment in PhoneFree.com, Inc. ("PhoneFree"). We have since acquired Internet Global Services, Inc. ("iGlobal") and have made additional strategic investments, including investments in ORB, Inc., Fonbox Inc., LC39 Venture Group LLC and Spydre Labs, LLC.

         Through August 2000, our strategy, which we referred to as building a Communications Econet, was to build a family of interdependent companies by operating, developing and investing in communications-related businesses and support services that leverage the power of the Internet. At the center of our strategy were investments in our wholly-owned subsidiaries, AxisTel, e.Volve and iGlobal, which focus on the deployment and operation of private, managed global communications networks. Since the initial deployment of those networks, we have utilized our networks primarily to provide communications services to Communications Service Providers, such as Qwest Communications, AT&T and RSL Communications.

         We are now in the process of combining and expanding the AxisTel, e.Volve and iGlobal networks to deploy a range of broadband network services that we can offer to our customers. As we expand our network, we anticipate increasing our product and service offerings and our customer base. By consolidating our network businesses, we intend to establish a single entity that is well positioned to capitalize on the growth in the market for global broadband network services. We have begun to take steps to implement our plan, including:

         o        developing a combined organizational structure;

         o integrating our networks and completing a network rollout plan;

         o        expanding our core network products and services;

         o        attracting new customers; and

         o forging strategic relationships with key vendors and suppliers.

         In addition to consolidating our networks, we will continue to seek strategic investments which compliment our core network businesses and offer opportunities to expand the product and service offerings and customer base.

         MARKET OPPORTUNITY

         We believe that the global market for broadband network services, including transport, Internet access and value added communications services, will grow significantly due to a number of factors, including:

         The Growing Importance of the Internet

         The Internet has experienced tremendous growth in the past decade and has emerged as the central global medium for communications and commerce. The growth in data that is transmitted over the Internet is driven by a number of factors, including the rapidly increasing number of network-enabled and Internet-based applications, the growing number of users linked to the Internet through personal computers, advances in network-enabled devices, servers and routers, and the increasing availability of broadband connections.

         The explosive growth of the Internet and the increasing demand for data services are expected to continue. According to International Data Corporation ("IDC"), the number of Internet users worldwide will increase from approximately 142 million at the end of 1998 to approximately 502 million by the end of 2003, representing a compound annual growth rate of approximately 29%. In addition, according to IDC, the number of web pages is expected to grow from approximately
1.7 billion in 1999 to approximately 13.1 billion in 2003, representing a compound annual growth rate of approximately 67%. This growth is expected to lead to a substantial increase in the demand for broadband network services.

         Convergence of Global Telecommunications and Data Services

         The global telecommunications industry has grown at a rapid rate over the last decade, driven by domestic and international deregulation, technological development, network deployment and the globalization of business. The number of Communications Service Providers has also been increasing as a result of competition fostered by domestic and international deregulation. These factors have contributed to a substantial decrease in the cost of communications services delivered over the traditional circuit switched network. This decrease in price, however, has been more than offset by an increase in total revenue driven by the growth in demand that low prices and new services have created.

         In addition, over the last decade, the volume of traffic on data networks has grown at an unprecedented rate. According to TeleGeography, in 1998, data surpassed voice as the dominant traffic for the U.S. long distance market. This growth has been driven by several factors, including technological innovation, high penetration of personal computers and, in particular, by the rapid expansion of the Internet as a global medium for business activity. The increase in data traffic has necessitated additional data network capacity, quality and services.

         We believe that the combination of increasing demand on the traditional telephone network and the proliferation of data networks, with their enhanced functionality and efficiency, is driving the convergence of voice and data networks, including the Internet. We expect this convergence to accelerate as enterprises and network infrastructure providers attach increasing value to data networks and as the functionality of computers and computing devices, such as personal digital assistants, is enhanced by voice capability.

         Legacy Approach of Traditional Communications Service Providers

         The majority of the traditional, incumbent Communications Service Providers have taken steps over the past several years to position themselves as vertically integrated providers. This was done to create low cost, high quality differentiated services. While leveraging the natural barrier to entry of network ownership to protect the distribution channel, capture valuable customer relationships and determine service offerings has been the legacy strategy, new entrants to the broadband network services industry are migrating toward a horizontally segmented market. In this approach, new entrants are disaggregating historical service offerings and turning their focus to core competencies and recognition of the importance of network intelligence, data and switching capabilities needed to best serve the end user. By focusing on core competencies, capital and human resources are conserved and new entrants are able to offer best of breed solutions in a time and cost effective manner. New entrants are able to focus on a specific portion of the traditional telecom value chain to establish expertise and gain market share quickly. In addition, new entrants will be positioned to outperform the traditional incumbents as a result of having no installed base to protect and having the ability to engage in a cannibalization of the communications service industry.

         In addition, the traditional, incumbent Communications Service Provider responded to demand for new network capabilities by building out physically separate networks to incorporate new technologies. As a result, these Communications Service Providers have invested billions of dollars in stand-alone networks that are designed to provide vertically integrated services and do not possess interoperability with converged network architectures. This creates a significant cost advantage to new entrants operating converged networks.

         The mass of regulation which continues to weigh on the traditional Communications Service Providers may be the most significant legacy encumbrance. Access charges, tariffs and billing standards only make sense in a circuit switched context and a transition to an Internet Protocol environment will render these regulations irrelevant and create a competitive advantage for new entrants. Protected, high margin revenue sources will decline for the traditional provider.

         OUR SOLUTION

         Deploying a Converged Network. We are taking advantage of underlying changes in the communications industry and the increasing demand for broadband network services through the development of a converged network that allows us to offer a variety of broadband transport, Internet access and value added services. By integrating the networks that have been deployed by e.Volve, AxisTel and iGlobal, and by expanding that combined network, we intend to provide a range of broadband network services and bundled value added services to our customers. Our broadband network service solutions will enable our customers to outsource their communications infrastructure needs to a single provider.

         Focusing on Significant Users of Bandwidth. We intend to continue to target customers that we believe will have increasing needs for bandwidth, including Internet, Application and Communications Service Providers. This target market is a large and growing market with many potential customers. Moreover, the growth and success of the underlying businesses within the targeted customer segments further drives demand for bandwidth and other network services. We also believe that we will have the opportunity to leverage our customer relationships to extend additional value added services as those services become available. By targeting this group of customers, we believe that we have the opportunity to maximize our growth potential.

         Flexible Solution. We operate a converged packet-based network capable of offering a range of broadband network solutions including transport, Internet access and value-added services. As we expand our network footprint, we plan to broaden our network service offerings to our customers. Our network architecture, network intelligence and interconnections with other carriers will provide us flexibility in managing traffic, scaling the network and deploying additional service offerings.

         Our network is engineered using Internet Protocol and Asynchronous Transfer Mode technologies, which enable us to offer multiple voice and data solutions on the same network. Internet Protocol technology refers to software that keeps track of the Internet's addresses for different nodes, routes outgoing messages and recognizes incoming messages. Internet Protocol technology allows packets to traverse multiple networks on the way to their final destination. Asynchronous Transfer Mode is a high speed transmission technology that allows for fixed-site packets to be transported along a pre-determined route along a single network or between interconnected networks.

         OUR STRATEGY

         Our objective is to become a leading global provider of broadband network services by designing, deploying and operating a facilities-based converged network. The principal elements of our strategy include:

         Expanding the Reach and Capacity of Our Network. We plan to expand our network's geographic footprint by aggressively adding Points of Presence both domestically and internationally. Points of Presence are physical locations where our network interconnects with our customers or another network. In addition, we plan to add network capacity by leasing and/or purchasing significant fiber optic route miles. As a part of our network expansion we are deploying state-of-the-art equipment from vendors such as Cisco Systems and Lucent Technologies to maximize the capacity, flexibility and functionality of our fiber network.

         Controlling Our Network Facilities. As we expand both domestically and internationally, we intend to control the operation and expansion of our network facilities by:

         o Purchasing our own equipment, either directly or through capital leases;

         o Installing our equipment in locations that we lease from landlords; and

         o Interconnecting our facilities over fiber optic cables that we lease or own through Indefeasible Rights of Use.

         We believe that our network deployment strategy provides us with greater flexibility and control over the performance and reliability of our network and enables us to increase our capacity more quickly to meet increasing customer demand.

         Expanding Our Sales Force and Focusing Our Sales Efforts on Internet, Application and Communications Service Providers. We intend to target customers with significant bandwidth demands such as Internet, Application and Communications Service Providers. Providing services to this target market positions us to benefit from the rapid growth and expansion of the demand for broadband network services. We intend to develop and expand our direct sales force, both domestically and internationally, focusing our efforts on markets with the highest concentration of potential customers.

         Pursuing Strategic Acquisitions, Investments and Alliances. We intend to pursue selective acquisitions and investments that will allow us to quickly and cost-effectively extend our geographic presence, customer base and product and service offerings. Additionally, we intend to make strategic investments in or enter into joint ventures or alliances with complementary businesses to broaden our market presence or expand our strengths in key products and services. We believe that successfully pursuing these strategic transactions or alliances will enable us to expand our geographic reach and to broaden our services to our customers.

         Using Our Internet Protocol and Networking Experience. We intend to use our experience in Internet Protocol and networking in the deployment of innovative Internet infrastructure and value added services. Since our inception, we have made strategic investments in several networking, Internet telephony and Voice Over Internet Protocol or VOIP service companies. As a result, we have acquired significant experience in these areas. We intend to leverage our experiences and relationships to provide leading-edge product and service offerings for our customers more quickly than if we attempted to develop products or services internally.

         OUR NETWORK

         We offer our customers broadband network services over a global, facilities-based converged network. Our network transmits packetized information using the operating standards established for Internet Protocol and Asynchronous Transfer Mode technologies, which facilitate high-speed, large-scale communications.

         Our network transmits voice, data, Internet and fax traffic within the United States and to certain countries around the world. Our customers can interconnect with this network through dedicated circuits from their facilities to one of our Points of Presence. Alternatively, our customers may elect to collocate and install equipment directly at our facilities in Jersey City, Dallas, Kansas City, Mexico City or Miami to eliminate the cost of back-hauling traffic from their facilities to one of our Points of Presence.

         We either lease or own our network capacity under short-term leases and Indefeasible Rights of Use. The majority of our current network traffic is currently transmitted over leased fiber capacity. We intend to continue to build our network through both leasing or buying fiber infrastructure from various bandwidth providers. We will continue to utilize multiple fiber providers to ensure higher reliability, quicker deployment of new technology and faster provisioning.

         We currently incorporate network equipment in both the deployment of our network as well as the integration of customer's equipment onto the network. We purchase or lease our network equipment from a variety of vendors, including Cisco Systems, Lucent Technologies, Siemens, Sun, Hewlett Packard, Network Equipment Technologies, Micro Muse, Dell, NetSpeak, Ericsson Hewlett Packard Technologies and Alcatel.

         Today, our network consists of digital switching, routing and signal management equipment and digital fiber optic cable lines, integrated and deployed by AxisTel, e.Volve and iGlobal. The networks are interconnected through common Points of Presence in Miami, Dallas, Jersey City and Kansas City.

         Our current network configuration reaches 31 domestic and nine international cities in North America, Central America, Europe, Asia, the Middle East and Mexico. During the twelve months ended June 30, 2000, we transmitted in excess of 500 million minutes over our network. We own or lease significant bandwidth at various capacities up to OC-12, which is capable of transmitting data at speeds of up to 622 megabits per second and plan to upgrade most of our network backbone to OC-48, which is capable of trasmitting data at speeds of up to 2.5 gigabits per second, or greater capacity. Four core locations will serve as primary gateways for continental markets worldwide - London for the European market, Los Angeles for the Asian market, Miami for the Latin American market and Jersey City for the domestic and international market.

         As of June 30, 2000, we had network facilities and Points of Presence in the following locations:

              Country                                                 City
              -------                                                 ----
      United States.........       Jersey City and Newark, New Jersey; Buffalo and New York City, New
                                   York; Philadelphia, Pennsylvania;  Alpharetta and Atlanta, Georgia;
                                   Boston and Cambridge, Massachusetts; Miami, Florida; Austin, Dallas,
                                   Denton, El Paso, Fort Worth, Houston, Lubbock, Midland and San Antonio,
                                   Texas; Denver, Colorado; Detroit, Michigan;  Las Vegas, Nevada;
                                   Overland Park, Kansas (Kansas City); Milwaukee, Wisconsin; San
                                   Francisco, California; Washington D.C.; Minneapolis, Minnesota;
                                   Oklahoma City, Oklahoma; Los Angeles, California; Chicago, Illinois;
                                   Cleveland and Columbus, Ohio; Seattle, Washington

      Jamaica...............       Montego Bay

      Mexico................       Mexico City

      India.................       New Dehli

      United Kingdom........       London

         At many of our Points of Presence, we use our equipment to translate voice to data for transmission and retrieval over our network, and provide private line, Asynchronous Transfer Mode and frame relay data services. Our Points of Presence include Gateways and Network Access Points which are connections to the public switched telephone network, and Internet access points as well as interconnection facilities to large Communications Service Providers. These Points of Presence facilitate the movement of traffic between our network and those other transmission facilities.

         During the next 24 months, we plan to expand our network aggressively to include more than 30 Gateway locations and 175 Network Access Points reaching more than 100 locations around the world. This network expansion will allow us to provide a full suite of facilities-based broadband network services to our customers.

         Our network consists of the following elements:

         o Gateways. Each of the Gateway locations will provide robust connectivity to the network. Our Gateways will have fiber connections at speeds ranging from OC-3 to OC-48 or higher. Gateways will be equipped with state-of-the-art routing and switching equipment and will utilize Asynchronous Transfer Mode and Internet Protocol technologies. Our Gateways are designed to deliver all of our broadband network services.

         o Network Access Points. Network Access Points will principally be located in second and third tier cities. Network Access Points will have connectivity speeds ranging from T-1 to OC-3, and will contain equipment designed primarily to support our value added services. As a Network Access Point gains significant customer traffic it can be converted into a Gateway with the deployment of additional optical equipment and the leasing of additional capacity. The network's architecture effectively supports Gateway conversion. Network Access Points will utilize Internet Protocol routers and other similar equipment as appropriate to support the volume of traffic.

         o Peering. Our network also connects with Internet exchange points to provide access to and from the Internet. We have direct and indirect peering arrangements with Internet backbone providers in order to support Internet Protocol services to and from the Internet. These arrangements allow us to access the Internet directly, minimizing the amount of time our customers communications traffic has to travel over the Internet.

         o Network Operations Center. To service our network effectively, we have established network operations centers ("NOC") which monitor and manage our network from central locations, 7 days a week, 24 hours a day. Our primary NOC is located in Jersey City with a secondary NOC in Dallas, Texas. These facilities allow us to monitor all aspects of our network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure equipment functionally and efficiency. Our NOCs utilize a combination of leading edge monitoring technologies. By utilizing technologically-advanced, real-time management and monitoring systems, we seek to reduce system downtime and ensure that our customers will not experience any noticeable interruption in their service.

         Our network is engineered to provide the following advantages:

         o Scalability. The software and hardware that we use in our network is scalable, allowing for new Points of Presence to be easily integrated into our network with minimal incremental investment.

         o Flexibility. Leasing and purchasing our network capacity provides us with greater flexibility and control over the performance and reliability of our network. This enables us to increase our capacity and to more quickly to meet customer demand.

         o Manageability. We directly control the quality of our services over our network from one central location.

         o Global Reach. Our network allows users to gain access to our services from any country where we have a Point of Presence.

         PRODUCTS AND SERVICES

         Our network infrastructure has been engineered to accommodate a wide array of customers and their respective communications needs. Currently our suite of products and services includes Broadband Services, Value Added Services and Prepaid Services. Broadband Services consist of transport services such as private line, Asynchronous Transfer Mode and frame relay; Internet access services such as dedicated bandwidth, dial-up Internet access and DSL; and collocation services. Value Added Services include software services that leverage the packet-based infrastructure of our network to deliver advanced communications services to end-users. Value Added Services consist of VPN, or virtual private network services, VOIP, or Voice-over Internet Protocol, and other packet-based voice services and Internet Services including unified communications, virtual second line, ISV Mail and web hosting and development. We also offer Prepaid Services through the sale of calling cards on a wholesale and retail basis.

         Our suite of products and services provides diversification to our revenue streams, leverages the network efficiently and positions us in rapidly growing segments of the communications industry. Each of the service offerings is outlined below:

         Broadband Services

         We offer Broadband Services to Internet, Application and Communications Service Providers and to enterprises that need to transmit large amounts of data, voice or video quickly and efficiently.

         Transport. Our transport services are generally purchased by Communications and Internet Service Providers requiring additional capacity. Our transport services, which accounted for approximately 3.0% of our total revenues in fiscal 2000 include:

         o Private Line Service. Our private line service provides dedicated point-to-point transport services through non-switched, non-usage sensitive dedicated facilities. Our private line service is supported over our dedicated SONET, or Synchronous Optical Network facilities, which results in a highly reliable network. SONET is a set of standards that are designed to allow the simultaneous transmission of digital signals at various speeds without the use of multiplexing. These services are comprised of bandwidth delivered in units of: (i) full or fractional T-1, which is capable of transmitting data at speeds of up to 1.44 megabits per second;
                  (ii) DS-3, which is capable of transmitting data at speeds of up to 45 megabits per second; (iii) OC-3, which is capable of transmitting data at speeds of up to 155.520 megabits per second; (iv) OC-12; and (v) OC-48/STM 16.

         o Asynchronous Transfer Mode Service. Our Asynchronous Transfer Mode service is primarily offered to Internet and Communications Service Providers with high bandwidth transmission requirements between one or multiple locations. Our Asynchronous Transfer Mode transport services provide logical permanent virtual connections, thereby supporting applications that send information at a constant or variable bit rate. We offer a wide range of these services on a per-packet basis, and at guaranteed speeds, to enable our customers to match their application needs to the desired amount of bandwidth.

         o Frame Relay. Our frame relay services allow for the transport of packet-based data and compressed video and voice services between networks with the use of a fixed, dedicated circuit. Our frame relay services provide our customers with a cost-effective means to interconnect geographically disparate equipment. Frame relay services are generally sold based on a minimum committed transmission speeds and allow customers to burst transmission up to a maximum predetermined capacity. Our network allows frame relay traffic to ride inside core Asynchronous Transfer Mode packet transport.

         Internet Access. We offer a variety of Internet access services to our enterprise and service provider customers, including dedicated access, dial-up and DSL. Our Internet access services, which accounted for approximately 1% of our total revenues in fiscal 2000 include:

         o Dedicated Access. Internet via high-speed private connections at speeds ranging from full or fractional T-1 to OC-12. Our network is engineered for business-critical operations. Through our public and private peering relationships, customers have dedicated access solutions.

         o Digital Subscriber Line Access. Our DSL, or digital subscriber line access service, enables high speed digital transmission over telephone lines. Through our reseller agreements with national and regional DSL providers such as Covad Communications and IP Communications, we currently offer a wide range of dedicated access speeds from 144 kilobits per second to 1.5 megabits per second. We offer DSL services on a wholesale basis primarily to our Internet Service Provider customers at a fixed monthly fee per user. In addition, we also offer our service provider customers certain administrative services such as service establishment, network connectivity, bulk billing and second tier technical support.

         o Dial-up Access. Our dial-up access service enables users to connect to the Internet using a local telephone number. Our customers can connect to the Internet through our regional facilities in Texas and Oklahoma and, through our virtual Internet Service Provider reseller relationship with Cable & Wireless, USA, to more than 325 local Internet access points in the United States.

         o Collocation Services. Our collocation services provide our customers with a physical location to collocate communications equipment at our Points of Presence. This service allows our service provider customers to expand their market areas without extensive recurring real estate charges, build-out fees and overhead costs.

         Value Added Services

         As service providers and enterprises continue to use the Internet as a business-critical tool, we believe they will increasingly demand a wider range of services to outsource management, ensure security, enhance productivity, reduce costs and improve service reliability and scalability. Our value-added services accounted for approximately 87% of our total revenues in fiscal 2000, with substantially all of such revenues derived from the sale of VOIP services. Today, we offer a range of value added services, including:

         o Virtual Private Networks. With our VPN service, we enable an enterprise and its employees, customers, suppliers and business partners to securely send and receive information via encrypted dial-up, dedicated or DSL connections. We offer our customers variable amounts of capacity across their VPN.

         o Voice-over-Internet Protocol. Through our suite of VOIP and other packet-based voice services, we offer low-cost, high-quality network transport to Internet and Communications Service Providers providing VOIP services to their customers. We complete calls to public switched telephone networks worldwide. Customers can originate calls through their own facilities using various signaling protocols. Customers can interconnect at any of our Gateways, where a protocol conversion device converts their traffic to a voice-over-packet protocol. The calls are then delivered via our network to the Gateway nearest to the destination of the calls. Equipment at our Gateway converts the calls from the packet format back to a circuit switched call, and terminates the call onto the public switch telephone network through local access providers. Utilizing our network reach and ability to terminate a large portion of calls on-net, we also offer a retail dial around long distance product to residential consumers.

         o        Internet Services. Internet services include the following:

                       o Unified Communications. Unified communications provides users with a software-based solution for managing all of their voice, fax and data communications through a single client interface.

                       o Virtual Second Line. The virtual second line product is a software product that enables individuals logged on to an Internet session to be notified of an incoming call and to have the options of forwarding, accepting or sending a message to the calling party.

                       o ISV Mail. ISV Mail is an internally developed proprietary streaming video e-mail product, which is a full motion audio and video stream hosted at the ISV Mail data center.

                       o Web Site Hosting and Development. We offer our customers web site hosting and website design and development services through an in-house creative team.

         Prepaid Services

         A prepaid calling card is a defined-limit long distance service. A consumer selects a spending limit and accesses the network through a toll free number utilizing a personal identification number. The consumer is charged a predetermined rate per minute on each call until the spending limit is reached. We offer our prepaid services directly under the "AxisTel" brand name and on a wholesale and private label basis in the United States. During fiscal 2000, approximately 9% of our revenues came from prepaid services.

         We are also currently developing a product known as Web2Dial which will allow individuals and businesses to provision and effect long-distance phone calls over a combination of our private network and the Internet. Web2Dial will also provide a web-based interface for online re-provisioning of traditional phone cards and will offer other consumer value added products and services.

         OUR CUSTOMERS

         We primarily target service providers such as Internet, Application and Communications Service Providers. As of June 30, 2000, we had approximately 300 service provider customers, including 30 Communications Service Providers, 250 Internet Service Providers and 20 Application Service Providers. We also had approximately 500 enterprise customers, with over 150 of those consisting of distributors of prepaid services. For fiscal 2000, approximately 68% of our revenues came from Qwest. No other customer accounted for more than 5% of our revenues during fiscal 2000.

         We have entered into switched services and carrier service agreements with Qwest for international terminating traffic. Under these agreements, we provide switched interstate telecommunications services and international outbound telecommunications services to Qwest. Our switched services agreement does not obligate Qwest to use our services, but permits Qwest to use our services upon Qwest's periodic acceptance of our rates. Qwest may choose not to use our services for a variety of reasons. Our carrier service agreement for international terminating traffic, which was entered into on September 17, 1998, is for a one-year term with automatic successive renewals for one-year periods until termination by either party.

         SALES AND MARKETING

         Our sales efforts target leading service providers both in the United States and overseas. The sales effort will be focused primarily on bandwidth intensive service providers such as Internet, Application and Communications Service Providers through a direct sales effort. We will also provide broadband network services to certain enterprise customers.

         Through our existing relationships, we have significant long-standing relationships in the telecommunications industry. Currently, we sell directly to, and through, Communications Service Providers, corporations and organizations.

         In overseas markets, we plan to establish relationships with local service providers that have the local market expertise to provide termination services. The opportunity to terminate a substantial volume of traffic makes us an attractive partner. We anticipate targeting overseas service provider partners such as carriers, call back companies, cellular and paging companies and Internet Service Providers as an initial source of business development.

         Customer Service and Support

         Customer service and ongoing support are critical to maintaining existing customer relationships and developing relationships with new customers. We are developing an organizational infrastructure to support the sales effort, product installation and customization, technical support, customer training and product maintenance necessary for long-term customer relationships. Our NOCs in Jersey City and Dallas operate 24 hours a day, seven days a week.

         Marketing & Branding

         To date, we have spent very little on advertising and marketing. Traditional voice services have been sold to Communications Service Providers by way of established relationships. Prepaid services have been sold on a wholesale basis through distributors. As we expand our service reach and product offerings, corporate branding will be augmented with product branding.

         As our network expands, we intend to market to potential service providers. This marketing will comprise trade show participation and advertising in publications, as well as targeted Internet channels and Internet-based telecommunications exchanges.

         STRATEGIC INVESTMENTS

         From time to time we may acquire or take strategic minority positions in other Internet and communications companies. We do this because we can expand our network, service and customer base and promote opportunities for synergistic business between our core business and companies that we invest in. For example, we have provided prepaid calling card services to PhoneFree. While none of these services has generated significant revenue to us, we have been able to advance the business development of those companies by playing a strategic role.

         As of September 15, 2000, we had made strategic investments in the following companies:

         PhoneFree

         PhoneFree develops and markets VOIP telephony services and operates a website at www.PhoneFree.com. The PhoneFree software, which can be downloaded from the website, allows users to conduct "real-time" duplex voice conversations from PC to PC and PC to phone. This software functions with normal multimedia PC hardware over the Internet. PC to PC and domestic PC to Phone calls are free to users with Internet connections, regardless of their duration and, in the case of PC to PC calls, destination while International PC to phone service is generally available for a flat monthly fee. PhoneFree derives revenues from the sale of advertising on its website, e-commerce transactions and targeted marketing campaigns. As of June 30, 2000, over 1.4 million people were using PhoneFree software to make telephone calls over the Internet.

         On March 3, 2000, we loaned $3.0 million to PhoneFree under a bridge loan. On May 4th, 2000, we completed a $13.0 million investment in PhoneFree. We purchased a total of 1,856,199 shares of newly-issued Series A Cumulative Convertible Preferred Stock of PhoneFree in exchange for cash of $10.0 million and the cancellation of the $3.0 million bridge loan. The PhoneFree preferred stock that we purchased carries a 7% cumulative dividend, is convertible into 1,856,199 shares of PhoneFree common stock and votes with the PhoneFree common stock on all matters. As part of our investment in PhoneFree, we also received a four-year warrant to purchase 100,000 shares of PhoneFree common stock at $7.11 per share.

         In connection with the bridge loan, we also received a four-year warrant to purchase 240,000 shares of PhoneFree common stock at a price equal to 110% of the conversion price of the bridge loan. The warrant may not be called by PhoneFree.

         On September 1, 2000, PhoneFree acquired Callrewards. See "Callrewards" below. After this transaction, assuming full conversion of our preferred stock and including our two warrants, we own approximately 22% of the common stock of PhoneFree.

         Four of our directors are members of the ten-member board of directors of PhoneFree, although we have a contractual right to appoint only two directors to PhoneFree's board.

         ORB

         ORB is a leading business-to-business provider of next-generation, end to end Internet advertising and marketing solutions. ORB's products and services include campaign strategy, creative services, media services and software that includes real-time analysis, predictive modeling, real time optimization, system integration, ad serving and data base marketing. ORB was founded in 1995.

         On May 26, 2000, we acquired approximately 24% of ORB. Our ownership interest in ORB consists of 2,500,000 shares of ORB's newly issued Series A Convertible Preferred Stock, representing approximately 6% of ORB, and 7,000,000 shares of ORB common stock, representing approximately 18% of ORB, that we purchased from ORB's founders. The total purchase price was $8.0 million, consisting of $4.5 million of cash and 284,167 shares of our common stock. We also have an obligation, subject to certain conditions, to invest an additional $2.5 million in ORB, representing approximately an additional 6% of ORB, on or before October 7, 2000. It is likely that such conditions will be fulfilled.

         In connection with our investment in ORB, we received a five-year option to purchase an additional 12% of ORB for $18 million in cash. Our President was appointed to ORB's board of directors pursuant to an Investors Rights Agreement among us, ORB and ORB's founding stockholders, and our Senior Vice President - Investments was named a director and interim Chairman of ORB.

         Fonbox

         Fonbox is a development stage company which offers Internet-based communications solutions for the Spanish-speaking and Portuguese-speaking market in Latin America and elsewhere. Fonbox intends to offer cross-messaging, natural language access and phone-based Internet access technologies through their Lineabox (www.lineabox.com) unified messaging product. Fonbox intends to build a network of Points of Presence in major Latin American markets and in certain strategic U.S. markets. Fonbox currently offers its services in Miami, Sao Paolo, Bogota, Mexico City and Buenos Aires. Our President is a member of the board of directors of Fonbox. As of June 30, 2000 we own approximately 31% of the voting equity interest of Fonbox.

         Callrewards

         On September 1, 2000, Callrewards completed a merger with PhoneFree. Prior to the merger, we owned approximately 30% of the voting equity interests in Callrewards. In the merger, we received approximately 104,000 shares of PhoneFree common stock in exchange for 750,000 shares of Callrewards' Series A-1 Convertible Preferred Stock and promissory notes owed to us by Callrewards of approximately $184,000. We received no other additional consideration in connection with this transaction, and the merger was approved by the directors of each of Callrewards and PhoneFree who were not affiliated with us.

         Other Investments

         Other investments include 10-K Wizard LLC, Launch Center 39 and Spydre Labs.

         COMPETITION

         Competition in the Broadband Network Services Markets

         The growth and potential size of the broadband services market has attracted traditional telecommunications companies as well as new entrants of various sizes. Current and prospective industry participants include multinational alliances, foreign and domestic long distance and local telecommunications providers, systems integrators, cable television and satellite communications companies, wireless telecommunications providers and national, local and regional Internet Service Providers. In addition, we expect that the predicted growth of these markets will attract other established companies and multinational alliances. Further, there are established and start-up companies building global networks and beginning to offer similar communications services as part of a comprehensive communications services portfolio. Our established competitors include AT&T, British Telecommunications PLC, Cable & Wireless, Equant N.V., France Telecom, Infonet, Sprint, WorldCom, Inc. (UUNET Technologies) and others and new entrants such as Level (3), Genuity, Global Crossing, Qwest, Universal Access, 360networks inc., Viatel, Primus Communications, Carrier1, World Access, ibasis, ITXC, PSINet, Williams Communications Group, Enron, Broadwing, Net2Phone, deltathree.com, dialpad, GRIC and others.

         We compete in highly fragmented markets. Most participants specialize in specific segments of the market, such as transport, Internet access, and value-added services, such as VOIP, prepaid services and Internet Services.

         We believe that competition in the broadband transport, Internet access and value added communications services markets is mainly a function of the ability to offer a broad variety of innovative, quality services available on a reliable network supported by an effective service organization. While we believe that our network infrastructure, suite of services and expertise in designing, developing and implementing broadband network solutions distinguish us from our competitors, many of our existing and potential competitors have greater financial and other resources, more customers, a larger installed network infrastructure, greater economies of scale, greater market recognition, lower cost network structure and more established relationships and alliances in the industry. As a result, these competitors may be able to develop and expand their network infrastructure and service offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisition and other opportunities more readily and adopt more aggressive pricing policies.

         Competition in the Long Distance Telephony Market

         The international communications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants, and the introduction of new services made possible by technological advances. We believe that long distance service providers compete on the basis of price, customer service, product quality, and breadth of services offered. In each country of operations, we have a variety of competitors. We believe that as the international communications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices of long-distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical, and market resources, and larger networks.

         Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, regional Bell operating companies will be allowed to enter the long distance market, AT&T, WorldCom and other long distance carriers will be allowed to enter the local telephone services market, and cable television companies and utilities will be allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union communications markets in connection with the deregulation of telecommunications industry in most EU countries, which began in January 1998. This increase in competition could adversely affect net revenue per minute and gross margin as a percentage of net revenue.

         As we expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business, and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

         GOVERNMENT REGULATION

         As a global communications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us or that domestic and international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

         Domestic Telecommunications Service Regulation

         With respect to our provision of domestic telecommunications services, we are considered a nondominant domestic interstate and international carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to expand our domestic interstate operations. We are required, and currently hold, FCC authority under Section 214 of the Communications Act of 1934 to provide regulated international telecommunications services. In conjunction with the provision of these services, we are required to file a tariff or individual contracts with the FCC, as well as various other reports, and pay various fees and assessments. Interstate common carriers must also offer services on a nondiscriminatory basis at just and reasonable rates. As a nondominant domestic interstate and international telecommunications service provider, we are subject to the FCC's complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance. With respect to our provision of interstate and international telecommunications services, there can be no assurance that the FCC, other regulators, or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, or that regulatory activities will not have a material adverse effect on us.

         Our intrastate telecommunications operations are also subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges, and compliance with service standards and consumer protection rules. States often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt, or for name changes. As part of our strategy, we are considering obtaining certificate and tariff approvals to provide intrastate long distance services and competitive local exchange services in a number of states. Certificates of authority can be conditioned, modified, cancelled, terminated, or revoked by the state regulatory authorities for failure to comply with state law or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. State public service commissions also regulate access charges and other pricing for telecommunications services within in each state. The regional Bell operating companies and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in some states. With respect to our provision of intrastate telecommunications services, there can be no assurance that state regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, or that regulatory activities will not have a material adverse effect on us.

         Regulation of Internet Telephony

         United States Government Regulation of the Internet and Internet Telephony. We believe that under United States law the Internet-related services that we provide constitute information services, rather than telecommunications services. As such, our services are not currently regulated by the FCC or state agencies responsible for regulating telecommunications carriers (although aspects of our operations may be subject to state or federal regulation such as regulations governing universal service funding, confidentiality of communications, copyright, and excise taxes). However, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Therefore, we cannot be sure that Internet-related services such as ours will not be regulated in the future. Increased regulation of the Internet may slow its growth by negatively impacting the cost of doing business over the Internet. This would materially adversely affect our business, financial condition and results of operations.

         We also cannot be sure that Internet Protocol telephony will continue to be lightly regulated by the FCC and state regulatory agencies. Although the FCC has determined that, at present, information service providers, including Internet Protocol telephony providers, are not telecommunications carriers, we cannot be certain that this position will continue. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act of 1996. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet Protocol telephony are information services or telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that certain forms of phone-to-phone Internet Protocol telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain information services, like those we provide, are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet Protocol telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. It is also possible that Internet based PC-to-phone and phone-to-phone services may be regulated by the FCC differently in the future. In addition, the FCC sets the access charges on traditional telephony traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing our competitive pricing advantage.

         Changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes which affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase our costs of providing service. For example, the FCC recently has determined that subscriber calls to Internet Service Providers should be classified for jurisdictional purposes as interstate calls. This determination could affect a telephone carrier's costs for provision of service to these providers by eliminating the payment of reciprocal compensation to carriers terminating calls to these providers. The FCC has pending a proceeding to encourage the development of cost-based compensation mechanisms for the termination of calls to Internet Service Providers. Meanwhile, state agencies will determine whether carriers receive reciprocal compensation for these calls. If new compensation mechanisms increase the costs to carriers of terminating calls to Internet Service Providers or if states eliminate reciprocal compensation payments, the affected carriers could increase the price of service to Internet Service Providers to compensate, which could raise the cost of Internet access to consumers.

         Incumbent operators have commenced efforts to collect access charges from Internet Protocol telephony providers. In September 1998, two regional Bell operating companies advised Internet Protocol telephony providers that they would impose access charges on such traffic. On April 5, 1999, Qwest (formerly US West) filed a petition with the FCC asking the FCC to find that Internet Protocol telephony services are telecommunications services, not enhanced or information services, and therefore should be subject to access charge and universal service obligations. To date, the FCC has not issued a public notice requesting comment on the petition. If the FCC does ultimately determine that Internet Protocol telephony is subject to the FCC's access charge and universal service regimes, such a ruling would likely substantially increase the costs of providing Internet Protocol telephony in the United States.

         The FCC is in the process of collecting additional information regarding Internet Protocol telephony services. On September 29, 1999, the FCC released a notice of inquiry seeking information as to whether Internet Protocol telephony services should be made accessible to the disabled under Section 255 of the Communications Act, which applies to "telecommunications services." Numerous parties filed comments in this proceeding opposing the classification of Internet Protocol telephony as a telecommunications service. To date, the FCC has not issued a decision in this docket. In addition, on October 22, 1999, the FCC released a notice of proposed rulemaking to collect information on the status of local telephone service competition and the deployment of advanced telecommunications capability. The FCC recognized that, while it does not regulate Internet services, Internet Protocol telephony may become an important substitute for circuit-switched telephony and should be included in evaluating local competition. Also, the FCC asked whether it should undertake a more specific determination of the extent to which the Internet is being used to provide telephony services. This proceeding is also pending.

         If the FCC determines that Internet Protocol telephony is subject to regulation as a telecommunications service, it may subject providers of Internet Protocol telephony services to traditional common carrier regulation and require them to make universal service fund contributions and pay access charges to terminate long distance traffic. In addition, it is possible that Internet Protocol telephony providers may become subject to the Communications Assistance for Law Enforcement Act, which requires telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance. It is also possible that the FCC will adopt a regulatory framework for Internet Protocol telephony providers different than that applied to traditional common carriers. Moreover, Congressional dissatisfaction with the FCC's conclusions regarding Internet Protocol telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Any change in the existing regulation of Internet Protocol telephony by the FCC or Congress could result in a material adverse effect on our business, financial condition, operation results and future prospects.

         In addition to the FCC and Congress, state regulatory authorities and legislators may assert jurisdiction over the provision of intrastate Internet telephony or information services. Some states already have initiated proceedings to examine the regulation of such services. Additional regulation of Internet telephony by the states could preclude us from intrastate markets or make entrance more difficult. There can be no assurance that future state regulatory and legislative changes will not have a material adverse affect on our provision of intrastate Internet telephone or information services.

         International Government Regulation of the Internet and Internet Telephony. In connection with providing services to our customers the regulatory treatment of Internet Protocol telephony and other communications services in countries in Europe, Asia, Latin America, and the Middle East vary widely and is subject to constant change. Some countries currently impose little or no regulation on Internet Protocol telephony, as in the United States. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet Protocol telephony or strictly limit the terms under which it may be provided. Still other countries regulate Internet Protocol telephony like traditional voice telephony services or determine on a case-by-case basis whether to regulate Internet Protocol telephony as a voice service or as another telecommunications service. For example, iBasis, one of our competitors, has disclosed that the Israeli Minister of Communications issued a letter requesting that iBasis cease and desist terminating international calls over the Internet in Israel. Finally, in many countries, Internet Protocol telephony has not been addressed by legislation or the regulatory authorities. The varying and constantly changing regulation of Internet Protocol telephony in the countries in which we currently provide or may provide services may materially adversely affect our business, financial condition and results of operations.

         With respect to the European Union, we believe that our Internet Protocol telephony services fall outside the classification of regulated voice telephony services. The European Union regulatory regime distinguishes between voice telephony services and other telecommunications services. European Commission Directive 96/19/EC requires that services other than voice telephony be subjected to no more than a general authorization or declaration procedures. For purposes of this Directive, "voice telephony" is defined as the commercial provision for the public of the direct transport and switching of speech in real time between public switch network termination points, enabling any user connected to such a network termination point to communicate with another termination point. On January 10, 1998, the European Commission issued a Communication addressing whether Internet Protocol telephony was "voice telephony" and thus subject to regulation as voice telephony by the Member States. Consistent with its earlier directives, the European Commission stated that Internet Protocol telephony could properly be considered voice telephony only if all elements of its "voice telephony" definition were met, and the European Commission concluded in this Communication that no form of Internet Protocol telephony currently met the definition of "voice telephony" subject to Member States' regulation. The Commission noted, however, that its conclusion that Internet Protocol telephony cannot be considered voice telephony may not apply to particular forms of service where, for example, an Internet Protocol telephony service is marketed as an alternative form of voice telephony service, users can dial out to any telephone number, and the provider guarantees the quality of the Internet Protocol telephony service by bandwidth reservation and claims that the quality of the service is the same as traditional voice telephony service. Accordingly, the European Commission concluded that it would continue to review its conclusion that Internet Protocol telephony is not "voice telephony" in light of technological and market developments. The European Commission recently launched a consultation, the "2000 Internet Protocol Telephony Consultation," which is still pending, to determine whether Internet Protocol telephony should now be regulated as voice telephony, given recent developments.

         We provide our services in other countries in which the regulatory status of Internet Protocol telephony is unclear or in the process of development, and in countries in which regulatory processes are not as transparent as in the United States. Changes in the regulatory regimes of these countries that have the effect of limiting or prohibiting Internet Protocol telephony, or that impose new or additional regulatory requirements on providers of such services, may result in our being unable to provide service to one or more of the countries in which we currently operate. That result could materially adversely affect our business, financial condition and results of operations.

         In addition, as we expand into foreign countries, such countries may require that we qualify to do business in that particular country, that we are otherwise subject to regulation or that we are prohibited from conducting our business in that particular country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations, including by subjecting us to taxes and penalties and/or by precluding us from, or limiting us in, the enforcement of contracts in such jurisdictions. Likewise, our customers may be or become subject to requirements to qualify to do business in a particular foreign country, to otherwise comply with regulations, or to cease from conducting business in that particular country. We cannot be certain that our customers are currently in compliance with regulatory or other legal requirements in their respective countries, that they will be able to comply with existing or future requirements, and/or that they will continue in compliance with any requirements. The failure of our customers to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

         Regulation of the Internet

         Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may hinder its growth, which may in turn negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

         The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from minors when accessing websites, and may adopt additional online privacy regulations. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform with any regulations adopted by the Federal Trade Commission. Moreover, even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the Federal Trade Commission's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would materially adversely affect our business, results of operations and financial condition.

         The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in European Union member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in European Union member countries.

         INTELLECTUAL PROPERTY

         We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the United States and have applied for the registration of certain of our trademarks and service marks. AxisTel has applied for registration of the names "AxisTel", "Global Telephony Xchange Service" and "Web2Dial", but has not completed the registration process.

         We currently use the trade name "Telares" to market certain of our value added services. We filed a trademark application with the United States Patent and Trademark office (the "PTO") for the "Telares" name on August 1999. Subsequently, in February of 2000, we received notice from the PTO that Callnet Communications, Inc. had filed an application for the trademark "Telara" for a similar use to that of "Telares". In August, 2000, the PTO issued a notice that it was publishing the "Telara" trademark. Although there can be no assurance, we believe that the "Telares" mark takes precedence, and we are currently deciding whether to challenge publication of the "Telara" trademark.

         We are currently planning on filing a patent application for our multimedia technology under the name "ISV Mail".

         We have never filed any application to protect the name "eVentures" and do not currently have any patents or other material intellectual property. Additionally, the name "eVentures" is generic in nature and we may not be able to protect it. We do not own the domain name eVentures.com, which is being used by a business that is soliciting business plans, capital and advisors for start-up companies. We have notified such company of the potential confusion and we intend to attempt to fully enforce whatever rights we may have to protect our name.

         EMPLOYEES

         As of June 30, 2000, we had approximately 130 employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. Our employees are not represented by a labor union and we consider our labor relations to be good.

         RISK FACTORS

         You should consider carefully risks associated with our forward-looking statements, as well as the following investment considerations.

         RISK FACTORS RELATING TO OUR COMPANY

         WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE THESE LOSSES FOR AT LEAST THE NEXT SEVERAL YEARS.

         We have incurred operating losses of $28.8 million and $3.3 million for the fiscal years ended June 30, 2000 and 1999, respectively. Our revenues may not continue to grow or even sustain current levels. We plan to continue to make significant investments to expand our capacity and network infrastructure, develop brand recognition, broaden the range of our service offerings and expand our sales, marketing, technical and customer support personnel. Our capital expenditures program, as currently contemplated, will require approximately $105 million during the five-year period ending June 30, 2005, the majority of which will be for the expansion of our network infrastructure. A substantial portion of these expenditures will be made before any significant revenue related to these expenditures may be realized.

         In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel, the leased portion of our network and our real estate facilities and depreciation of our network infrastructure, is fixed. If our revenues fall below our expectations, we would probably not be able to reduce our fixed or variable expenses in sufficient time to respond to the shortfall. If we fail to achieve significant increases in our revenues as a result of our investments, the size of our operating losses may be larger than expected. We may never achieve profitability or positive cash flows from operations in any period, and we may not be able to sustain or increase profitability or positive cash flows on a quarterly or annual basis.

         WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION.

         We have only a limited operating history upon which you can evaluate our business and prospects. We commenced commercial operations in June of 1998 and have only recently begun to combine our network operations. In addition, because we expect an increasing percentage of our revenues to be derived from our broadband network services, our past operating results may not be indicative of our future results.

         You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for broadband network services. These risks include our ability:

         o to increase our mix of revenues to include more high margin broadband transport, Internet access and value-added services;

         o to increase gross profits to cover the increased expenditures we have planned;

         o        to compete effectively; and

         o to offer new products and services and keep pace with developing technology.

         WE MAY HAVE INSUFFICIENT FUNDING TO IMPLEMENT OUR STRATEGY.

         Unless we are able to generate sufficient cash from operations or raise capital from outside investors, we will not have sufficient funds to implement our strategy. We estimate that we will require approximately $170.0 million during the next 24 months to fund capital expenditures, operating losses and working capital. Even if we do generate cash from operations and/or raise additional capital, we may not have enough money to continue operations, primarily because, due to our limited operating history and the nature of the communications industry, our future operating performance and capital needs are difficult to predict.

         We cannot assure our investors that adequate levels of additional financing will be available at all or on acceptable terms. Any additional financing could involve the issuance of securities with rights superior to those of our common stockholders. The issuance of additional securities could also result in significant dilution to our existing stockholders.

         OUR SUCCESS DEPENDS ON OUR IMPLEMENTATION OF AN UNPROVEN BUSINESS
         MODEL.

         Our business strategy is to increase our revenues and profitability by offering broadband transport, Internet access and value added services. We can neither assure you that we will be able to do this or that this strategy will be profitable. Currently our revenues are primarily generated from private line and VOIP services for Qwest and other Communications Service Providers and the sale of prepaid calling cards on a direct and wholesale basis. The provision of carrier transport services and broadband and value-added services have not been profitable to date.

         In the future, we intend to generate increased revenues from multiple sources, many of which are unproven, including the commercial sale of enhanced Internet Protocol communications services. To date, we have recorded no revenue from advertising. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

         o sale of broadband transport, Internet access and value-added services;

         o        acceptance and use of broadband Internet access;

         o continued rapid growth of the demand for connectivity and bandwidth;

         o        implementation of new service offerings;

         o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices;

         o        continued expansion of our global network; and

         o        sale of Internet advertising.

         We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of our services in the future.

         WE DEPEND ON SALES TO QWEST.

         We currently depend on sales to Qwest for a substantial majority of our revenues. Qwest accounted for 68% and 65% of our revenues for the fiscal years ended June 30, 2000 and June 30, 1999, respectively. Qwest is not contractually required to purchase services from us. Qwest resells a significant portion of the carrier transmission services it purchases from us to third parties. Although we could market our services directly to these third parties if Qwest ceased purchasing services from us, we cannot assure you that we would succeed in attracting these customers or that these customers would purchase our services in the same volume or on the same terms as from Qwest.

         OUR SUCCESS DEPENDS ON OUR MANAGEMENT OF GROWTH AND OUR INTEGRATION OF EXISTING BUSINESSES.

         We are a new company formed by the combination of three separate and distinct businesses with separate and distinct management teams: AxisTel, e.Volve and iGlobal. We are faced with significant integration issues with respect to these businesses and their management teams. We may not be successful in integrating these management teams, and we may not be able to hire and retain the quality of personnel we need to sustain our business. To the extent that we continue to grow internally or through strategic alliances, we will be faced with many risks, including risks associated with the establishment of new operations, Websites and personnel; the diversion of resources from our existing businesses; integration with our existing networks and services; and our management's ability to manage increased traffic on our networks.

         The reorganization has resulted in significant growth of our operations. This growth has and will continue to place a significant strain on our managerial, operational and financial resources. To manage this growth, we will be required to implement and improve our operating and financial systems and controls, expand, train and manage our employee base, develop, introduce and market new products and services, secure space for new facilities and control expenses. We will be dependent upon our management to assume and perform the management functions formerly performed by management of each of our subsidiaries. To the extent that our management is unable to assume or perform these combined duties, our business, results of operations and financial condition could be adversely affected. There can be no assurance that the management, systems and controls currently in place or any steps taken to improve such management, systems and controls will be adequate in the future. In addition, the integration of our existing businesses and their operations will require our management to make and implement a number of strategic and operational decisions. The timing and manner of the implementation of these decisions will materially impact our business operations.

         DIFFICULTIES IN CONSTRUCTING OUR NETWORK COULD INCREASE ITS ESTIMATED COST AND DELAY ITS SCHEDULED COMPLETION.

         The expansion, operation and any upgrading of our network is a significant undertaking. Administrative, technical, operational and other problems that could arise may be more difficult to address and solve due to the significant size and complexity of the planned network. We are also dependent on timely performance by third-party suppliers and contractors. Many of these factors and problems are beyond our control. As a result, the entire network may not be completed as planned for the cost and in the time frame that we currently estimate. We may be materially adversely affected as a result of any significant increase in the estimated cost of the network or any significant delay in its anticipated completion.

         After its initial completion, future expansions and adaptations of our network's electronic and software components may be necessary in order to respond to:

         o        a growing number of customers;

         o increased demands by our customers to transmit larger amounts of data;

         o        changes in our customers' service requirements; and

         o        technological advances by our competitors.

         Any expansion or adaptation of our network will require substantial additional financial, operational and managerial resources. If we are unable to expand or adapt our network to respond to these developments on a timely basis and at a commercially reasonable cost, then our business could be materially adversely affected.

         OUR STRATEGY REQUIRES THE DEVELOPMENT OF EFFECTIVE OPERATIONS SUPPORT SYSTEMS TO IMPLEMENT CUSTOMER ORDERS AND TO PROVIDE AND BILL FOR SERVICES.

         Our strategy depends on our ability to implement effective operations support systems. This is a complicated undertaking requiring significant resources, expertise and support from third-party vendors. Operations support systems are needed for, among other things:

         o        implementing customer orders for service;

         o        monitoring network performance;

         o        provisioning, installing and delivering these services; and

         o        monthly billing for these services.

         Since our strategy provides for rapid growth in the number and volume of products and services we offer, we need to develop these operations support systems on a schedule sufficient to meet our proposed service rollout dates. In addition, we will require these operations support systems to expand and adapt with our rapid growth. The failure to develop effective operations support systems could have a material adverse effect on our ability to implement our strategy.

         OUR BUSINESS MAY BE IMPEDED BY GOVERNMENTAL REGULATIONS.

         As a provider of domestic and international communications services, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and interpretation of such laws and regulations, differ significantly between jurisdictions. There can be no assurance that future regulatory, judicial, and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations, or that regulatory activities will not have a material adverse effect on us.

         The legal and regulatory environment that pertains to the Internet is uncertain and is changing rapidly as the use of the Internet increases. For example, in the United States, the FCC is considering whether to impose surcharges or additional regulations upon certain providers of Internet Protocol telephony.

         In addition, regulatory treatment of Internet Protocol telephony outside the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet Protocol telephony in these and other foreign countries or that we will be able to return to the level of service we had in each of these countries prior to any interruptions.

         New regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet, which could adversely affect our customer base and our revenue. The growth of the Internet may also be significantly slowed. In addition to new regulations being adopted, existing laws may be applied to the Internet. See "Business -- Government Regulation."

         WE MUST RECRUIT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL TO BE COMPETITIVE.

         Our success depends to a significant extent on the continued contributions, experience and knowledge of our senior management team and key technical and marketing personnel. The loss of any of these key personnel could have a material adverse affect on our ability to operate our business or implement our strategy. To implement our strategy, we need to hire a significant number of additional employees, including new senior sales and network operating personnel who are familiar with the service needs of Communications, Internet and Application Service Providers, Internet telephony and Internet Protocol and Asynchronous Transfer Mode technology. Our success also depends upon our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. Competition for these types of personnel in the communications industry is intense. No assurance can be given that we will be able to successfully attract, assimilate or retain a sufficient number of qualified personnel. If we cannot attract and retain these key personnel, we may not be able to effectively operate or grow our business, which could impair our ability to create value for our stockholders and other investors.

         IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME OBSOLETE AND WE WOULD PROBABLY LOSE CUSTOMERS AND BE UNABLE TO ATTRACT NEW ONES.

         The broadband network services industry is characterized by rapid technological developments and frequent new product and service introductions and enhancements. The introduction of new products or technologies could render our network or service offerings obsolete, thereby requiring us to spend more than we currently anticipate in future periods in order to remain competitive, retain our existing customers and attract new ones. Similarly, technological developments could reduce the cost or increase the supply of services similar to those that we provide or plan to provide, which could result in lower than expected revenues in future periods. We may not be able to:

         o anticipate or adapt to these new products or technologies on a timely and cost-effective basis;

         o obtain the necessary funds to develop or acquire new technologies or products needed to compete; or

         o address the increasingly sophisticated and varied needs of our current and prospective customers.

         OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF OUR NETWORK AND SERVICES DO NOT PROPERLY OPERATE WITH THE EXISTING OR FUTURE EQUIPMENT OF OUR CUSTOMERS.

         We believe that our ability to compete successfully is dependent upon the continued compatibility of our network and service offerings with products, services and architectures offered by others, particularly our service provider customers. Although we often work with vendors in testing newly developed products, these products may not be compatible with our infrastructure. In addition, although we currently intend to support emerging standards, there can be no assurance industry standards will be established or, if they become established, that we will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our competitive position would be adversely affected if we fail to conform to the prevailing standards, or if common standards fail to emerge.

         WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT WE PROVIDE.

         Our operations depend on our ability to avoid and mitigate any damages, physical or otherwise, from natural disasters, power losses, capacity limitations, physical or electronic breaches of security, software defects, telecommunications failures and intentional acts of vandalism, including computer viruses. The failure of any equipment or facility on our network could result in interruptions in service or reduced capacity for our enterprise and service provider customers until we make the necessary repairs or install replacement equipment. In addition, our customers may experience interruptions in service if carriers or other service providers fail to provide the communications capacity that we have leased in order to provide service to our customers. Further, a majority of our traffic is transmitted over capacity that we lease from third parties. The failure of any one of these connections also could result in reduced performance.

         These interruptions in service or performance problems could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the business of many of our customers, any significant interruption in our service could result in lost profits or other loss to our customers. Although we attempt to disclaim liability in our service agreements, a court might not enforce a limitation on our liability, which could expose us to financial loss.

         OUR INDUSTRY IS HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES AND EXISTING CUSTOMERS.

         The broadband network services industry is highly competitive. Many of our existing and potential competitors have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors have the added competitive advantage of an existing customer base. In addition, significant new competitors could arise as a result of:

         o increased consolidation and strategic alliances in the industry resulting from recent Congressional and FCC actions;

         o        allowing foreign carriers to compete in the U.S. market;

         o        further technological advances; and

         o        further deregulation and other regulatory initiatives.

         OUR MEXICAN OPERATIONS EXPOSE US TO CURRENCY RISKS.

         Because our agreements with our Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may adversely affect our profitability.

         OUR STRATEGY CONTEMPLATES FUTURE INTERNATIONAL EXPANSION BUT THERE ARE SIGNIFICANT OPERATIONAL AND FINANCIAL RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

         Although we have not derived significant revenues from our international operations in the past, an important component of our strategy is to expand significantly our presence in international markets. As we expand, we will substantially increase our exposure to the risks inherent in international operations, including, among others, the following:

         o        general economic, social and political conditions;

         o unexpected changes in legal or regulatory requirements resulting in unanticipated costs and delays;

         o        differences in technology standards;

         o tariffs, export and exchange controls and other trade barriers;

         o        fluctuations in foreign currency exchange rates;

         o difficulty of enforcing agreements and collecting accounts receivables;

         o        adverse tax consequences;

         o change in United States laws and regulations relating to foreign trade and investment; and

         o inability to offer some services in some countries due to regulatory and other barriers.

         Further, to expand our international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high bandwidth transmission capability, acquire complementary businesses or operations or establish and maintain new operations outside the United States. We may be heavily dependent on third parties to be successful in our international operations. We may not be able to successfully sell our services or adequately establish or maintain operations outside the United States.

         WE EXPECT THAT THE RATES WE CHARGE FOR OUR SERVICES WILL DECLINE OVER TIME, AND WE MAY NOT BE SUCCESSFUL IN REDUCING OUR OPERATING EXPENSES OR INTRODUCING NEW SERVICES THAT WILL COMPENSATE FOR THESE LOST REVENUES.

         We expect to continue to experience decreasing prices for our services as we and our competitors increase transmission capacity on existing and new networks, as a result of our current agreements with customers, through technological advances or otherwise, and as volume-based pricing becomes more prevalent. For example, we have experienced significant and persistent downward price pressure on the rates we charge for VOIP services to Mexico. Accordingly, our historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to offer additional services from which we can derive additional revenues or otherwise reduce our operating expenses, our operating results will decline and our business and financial results will suffer.

         WE RELY ON LIMITED SOURCES FOR SUPPLYING CRITICAL COMPONENTS OF OUR NETWORK INFRASTRUCTURE. IF WE ARE UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF CRITICAL EQUIPMENT FROM THESE SOURCES WHEN NEEDED, WE MAY BE FORCED TO DELAY OUR DEVELOPMENT AND EXPANSION PLANS, WHICH WOULD NEGATIVELY AFFECT OUR COMPETITIVE POSITION.

         We depend on vendors to supply the critical components of our network infrastructure as we expand our network both domestically and internationally. If we are unable to obtain these critical components on a timely basis, we may have to abandon or delay our expansion plans, which would adversely affect our competitive position. Some of our networking equipment is available only from one or a small number of sources. For instance, we rely on Cisco Systems for our network routers and Lucent Technologies for our optical electronic equipment. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. Our vendors also sell products to our competitors and we cannot assure you that they will not enter into exclusive arrangements with our competitors.

         WE NEED TO OBTAIN ADDITIONAL CAPACITY FOR OUR NETWORK FROM OTHER PROVIDERS IN ORDER TO SERVE OUR CUSTOMERS AND KEEP OUR COSTS DOWN.

         We lease telecommunications capacity and obtain Indefeasible Rights of Use in fiber optic strands from both long distance and local telecommunications carriers in order to extend the range of our network. Our inability to obtain this additional capacity on acceptable terms, or at all, could adversely affect our ability to quickly expand our network, attract new customers and serve our existing customers or could increase our costs of doing so.

         OUR NETWORK AND OPERATIONS MAY BE VULNERABLE TO SECURITY BREACHES.

         Our network is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches, which could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. As of this date, we have not experienced security breaches of which we are aware. However, we cannot guarantee you that our security measures will prevent security breaches in the future.

         OUR NETWORK MAY NOT BE ABLE TO ACCOMMODATE OUR CAPACITY NEEDS.

         We expect the volume of traffic we carry over our network to increase significantly as we expand our operations and service offerings. Our network may not be able to accommodate this additional volume. In order to ensure that we are able to handle additional traffic, we may have to enter into long-term agreements for leased capacity. To the extent that we overestimate our capacity needs, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenues. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity from more expensive sources. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose customers.

         RISK FACTORS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK HAS A LIMITED TRADING HISTORY AND AN ILLIQUID MARKET.

         There has only been a limited public market for our common stock. We cannot predict the extent to which an active trading market will develop or how liquid that market might become.

         THE INFINITY ENTITIES OWN A MAJORITY OF OUR COMMON STOCK AND MAY HAVE PLANS FOR THE COMPANY THAT MAY BE DIFFERENT FROM THOSE OF OTHER HOLDERS OF OUR STOCK.

         IEO Investments, Limited, Infinity Emerging Subsidiary Limited and Infinity Investors, Limited (the "Infinity Entities") own a majority of our shares of capital stock. The Infinity Entities, therefore, may exercise significant control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other shareholders.

         SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY DECREASE THE PRICE OF OUR COMMON STOCK.

         As of September 15, 2000, we had a total of 65,668,169 shares of common stock eligible for future sale, consisting of:

         o        50,159,135 shares of restricted common stock outstanding;

         o 326,087 shares of common stock issuable upon conversion of our Series B convertible preferred stock;

         o 869,832 shares of common stock issuable upon conversion of our Series C convertible preferred stock;

         o 139,378 shares of common stock issuable upon the exercise of warrants; and

         o 14,173,737 shares of common stock issuable upon the exercise of stock options.

         We currently have 1,830,610 shares of freely tradable common stock. Of the outstanding shares of common stock and shares issuable upon conversion of our preferred stock and exercise of options and warrants, which are not freely tradable, 43,627,253 shares of our common stock are subject to a lock-up agreement under our registration rights agreement dated September 22, 1999. This lock-up expires on September 23, 2001, but can be waived by the Infinity Entities at any time. The resale restrictions governing the remaining 6,531,882 shares of common stock and shares of common stock issuable upon conversion of our preferred stock or exercise of our warrants and stock options expire at various times between November, 2000 and March 2002. If our shareholders sell substantial amounts of their common stock in the public market, including shares issued upon the conversion of convertible preferred stock or the exercise of outstanding options, then the market price of our common stock could fall.

         ANTI-TAKEOVER PROVISIONS COULD LIMIT OUR SHARE PRICE AND DELAY A CHANGE OF MANAGEMENT.

         Our certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring our company without the approval of our incumbent board of directors. These provisions, among other things:

         o divide our board of directors into three classes, with members of each class to be elected in staggered three-year terms;

         o limit the right of stockholders to call special meetings of stockholders;

         o limit the right of stockholders to present proposals or nominate directors for election at annual meetings of stockholders; and

         o authorize our board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

         These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

         OUR STOCK PRICE IS HIGHLY VOLATILE.

         The market price for our common stock has been highly volatile and is likely to continue to be highly volatile. The trading prices of many technology and Internet-related company stocks, including ours, have experienced significant price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet or communications companies could depress our stock price regardless of our results.

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

         o        quarterly variations in operating results;

         o        changes in financial estimates by securities analysts;

         o        changes in market valuations of Internet-related companies;

         o announcements by us or our competitors of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

         o        any loss of a major customer;

         o        additions or departures of key personnel;

         o        future sales of common stock; and

         o volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

         In the past, companies in our industry have been the subject of class action litigation by investors following periods of volatility in the price of their publicly traded securities. We will incur substantial legal costs if the market value of our common stock experiences adverse fluctuations and we become the subject of similar litigation that may further affect the price of our common stock.

         AVAILABLE INFORMATION

         We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended and in accordance therewith files reports and other information with the Securities and Exchange Commission, as amended. Such filings can be inspected and copied at the Public Reference Section of the commission located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549 and at regional public reference facilities maintained by the Commission located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661 and at Seven World Trade Center, Suite 1300, New York, New York 10048. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission by calling 1-800-SEC-0330. Such material may also be accessed electronically by means of the commission's home page on the Internet (http://www.sec.gov).

ITEM 2. PROPERTIES

         Our corporate offices are located at 300 Crescent Court, Suite 800, Dallas, Texas, occupying approximately 9,400 square feet. This lease expires on July 31, 2004. We also maintain an office in New York located at 520 Madison Avenue, New York, New York. This facility includes approximately 3,600 square feet under a sub-lease from Freshfields LLP, which expires in May 2003.

         We also have offices at 12200 Stemmons Parkway, Suite 315, Dallas, Texas, and at One Evertrust Plaza, Suite 800, in Jersey City, New Jersey. We occupy approximately 12,500 square feet and approximately 15,500 square feet in these locations, respectively. The leases expire in June 2004 and January 2009, respectively.

         The Company also maintains network facilities in Kansas City, Miami, Dallas and Mexico City, comprising approximately 10,500 square feet in the aggregate.

ITEM 3. LEGAL PROCEEDINGS

         On April 18, 2000, the Mexican appellate court issued a final order denying COFETEL a request for review of our Amparo and upholding the final judgment of the district court.

         On August 21, 2000, we paid IXC Communications $150,000 in final settlement of all amounts claimed by IXC in a contract dispute. No lawsuit was ever filed.

         In January of 2000, we received a notice from Gayath Saad demanding an arbitration to determine alleged obligations owed to Mr. Saad under a consulting agreement between him and AxisTel. This case is pending before a three judge panel of arbitrators in New York, New York. The proceeding is being conducted in accordance with the rules of the American Arbitration Association. The dispute arises out of purported breaches of a representation agreement between Mr. Saad and AxisTel for consulting services in Syria. AxisTel contends that Mr. Saad misrepresented the international settlement rate to which the Syrian Telecommunications Establishment had committed and, therefore, was induced by fraud to enter into the arrangement. Mr. Saad contends that AxisTel failed to compensate him in accordance with the provisions of the agreement. AxisTel intends to vigorously pursue its rights and defend the claims asserted against it by Mr. Saad. The arbitration was held on September 6, 7 and 8, 2000, and a decision is expected during our second fiscal quarter.

         On April 17, 2000, e.Volve and the company filed a lawsuit, captioned e.Volve Technology Group, Inc. and eVENTURES Group, Inc. v. United Technology Systems, Inc. d/b/a/, Uni-Tel in Superior Court of the State of New Jersey, Mercer County (the "New Jersey Action"). In the lawsuit, the Company alleged that Uni-Tel breached the terms of our joint venture to operate a telecommunications network between the United States and India. We alleged damages in excess of $10 million. Subsequent to the commencement of that lawsuit, Uni-Tel filed a lawsuit against e.Volve in the 191st Judicial District Court of Dallas County, Texas captioned United Technological Systems, Inc. d/b/a Uni-Tel vs. e.Volve Technology Group, Inc. alleging breach of contract and damages in excess of $5 million (the "Texas Action"). On July 21, 2000, the judge in the New Jersey Action dismissed that lawsuit for lack of jurisdiction; however, upon reconsideration, the judge vacated his dismissal, and we are now awaiting a response to our complaint. There have been no further developments in the Texas Action.

         The Company is involved in other legal proceedings from time to time, none of which management believes, if decided adversely to us, would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the National Association of Securities Dealers' OTC Bulletin Board under the symbol EVNT. Prior to August 25, 1999, our common stock traded on the OTC Bulletin Board under the symbol ADII and our former name, Adina, Inc. Until recently, the market for the stock has been relatively inactive. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     Bid Price
                                             ------------------------
Quarter Ending                                 Low              High
--------------                               -------          -------
June 30, 2000                                  11.75            30.50
March 31, 2000                                 21.00            33.00
December 31, 1999                              12.00            32.75
September 30, 1999                              1.38            12.50
June 30, 1999(1)                                1.50             1.50
April 30, 1999                               0.02734            0.625
January 31, 1999                             0.02734          0.02734
October 31, 1998                             0.02734          0.02734
July 31, 1998                                0.02734          0.02734

         (1) Represents the transition period between April 30, 1999 and June 30, 1999.

         The last sale price reported for the common stock on the OTCBB on September 15, 2000 was $15.75. As of September 15, 2000, there were approximately 1,060 shareholders of record of our common stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         Effective May 26, 2000, we issued and sold 284,167 shares of our common stock to the founders of ORB, in a private placement under Rule 506 of Regulation D under the Securities Act. The consideration for the issuance was approximately $8 million worth of ORB common stock.

         On June 16, 2000 we issued a total of 517,333 shares of common stock to an affiliate of Qwest, in a private placement under Rule 506 of Regulation D under the Securities Act. The consideration for this issuance was the satisfaction of certain payment obligations to Qwest under our Indefeasible Rights of Use agreement with Qwest totaling approximately $9.3 million.

         DIVIDEND POLICY

         The holders of our common stock are entitled to receive dividends at such time and in such amounts as may be determined by our Board of Directors. However, we have not paid any dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings for use in the operation and expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA

         Prior to September 22, 1999, we were a publicly held company with no material operations. We were formerly known as Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September 1999, we acquired (i) all of the outstanding shares of AxisTel; (ii) approximately 66.7% of the outstanding shares of e.Volve; (iii) approximately 17% of the outstanding shares of PhoneFree; and (iv) a note receivable from e.Volve in the amount of approximately $8.5 million, including accrued interest ("Notes"). In a related transaction, we acquired the remaining 33.3% of e.Volve in October 1999. All of the acquisitions and the purchase of the Notes were settled through the issuance of 26,827,552 shares of our common stock and are collectively referred to as the "Initial Transaction".

         Since we had no material operations prior to the September 22, 1999 transaction, the acquisitions of the Infinity Entities' interests were accounted for as a recapitalization of e.Volve. Accordingly, the historical financial statements presented through June 30, 1999 are those of e.Volve. The interests in PhoneFree and AxisTel contributed by the Infinity Entities have been included from the date of investment by the Infinity Entities. The financial statements as of and for the twelve months ended June 30, 2000 reflect the consummation of the reorganization, and therefore are our consolidated financial statements as of June 30, 2000 and for the period from September 22, 1999 through June 30, 2000. The subsequent acquisition of iGlobal has been incorporated from March 10, 2000, the date of acquisition.

                                                      PRO FORMA
CONSOLIDATED STATEMENTS                      ---------------------------
OF OPERATIONS DATA                               YEAR ENDED JUNE 30,                          YEAR ENDED JUNE 30,
                                             ---------------------------   --------------------------------------------------------
                                                 2000           1999           2000           1999           1998          1997
                                             ------------   ------------   ------------   ------------    -----------  ------------
 Revenues ................................   $ 62,149,705   $ 36,661,823   $ 55,354,030   $ 27,248,273    $ 1,713,403  $    921,599
 Direct costs ............................     59,616,970     31,624,140     51,656,016     23,311,584      1,944,073       578,944
                                             ------------   ------------   ------------   ------------    -----------  ------------
 Gross profit ............................      2,532,735      5,037,683      3,698,014      3,936,689       (230,670)      342,655
 Selling, general & administrative
  expense ................................     26,555,721     11,976,622     22,471,732      6,251,730      4,400,754       712,677
 Depreciation & amortization expense .....     22,753,691     22,753,691     10,007,859        957,966        105,044         5,685
                                             ------------   ------------   ------------   ------------    -----------  ------------
 Loss from operations, before
  other (income) expense .................    (46,776,677)   (29,692,630)   (28,781,577)    (3,273,007)    (4,736,468)     (375,707)


 Other (income) expenses:
 Interest (income) expense, net ..........     (1,122,086)       473,675       (920,161)     1,704,459        105,099            --
 Write off of unamortized debt discount ..             --      2,000,000        917,615             --             --            --
 Equity in loss of affiliates ............      5,236,183         33,776      5,236,183         33,776             --            --
 Foreign currency (gain) loss ............       (168,431)       126,575       (168,431)       126,575             --            --
 Other ...................................        176,114         73,627         29,057        (16,930)        12,604            --
                                             ------------   ------------   ------------   ------------    -----------  ------------
                                                4,121,780      2,707,653      5,094,263      1,847,880        117,703            --
                                             ------------   ------------   ------------   ------------    -----------  ------------
 Net loss ................................    (50,898,457)   (32,400,283)   (33,875,840)    (5,120,887)    (4,854,171)     (375,707)

 Imputed preferred dividend ..............    (10,407,954)            --    (10,407,954)            --             --            --
                                             ------------   ------------   ------------   ------------    -----------  ------------
 Net income (loss) available to
  common shareholders ....................   $(61,306,411)  $(32,400,283)  $(44,283,794)  $ (5,120,887)   $(4,854,171) $   (375,707)
                                             ============   ============   ============   ============    ===========  ============

 Net loss per share (basic & diluted) ....   $      (1.18)  $      (0.71)  $      (1.14)  $      (0.45)   $     (0.43) $      (0.03)
                                             ============   ============   ============   ============    ===========  ============
 Weighted average number of shares
  outstanding - (basic and diluted) ......     52,061,258     45,338,950     38,739,230     11,365,614     11,365,614    11,365,614
                                             ============   ============   ============   ============    ===========  ============

                                                                               AS OF JUNE 30,
                                                            -----------------------------------------------
                                                               2000              1999             1998
                                                            ------------     ------------      ------------
CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents .............................     $ 40,764,246     $     39,379      $  2,417,216
Working capital (deficit) .............................       33,703,069       (6,590,569)         (715,832)
Total assets ..........................................      218,316,373       12,588,409         4,305,175
Capital lease obligations, net of current portion .....        5,780,851        2,031,513           487,665
Long term debt ........................................        3,685,145        6,828,948         5,410,000
Total stockholders' (deficit) equity ..................      191,950,797       (5,932,221)       (5,121,478)

         "Pro Forma" results are unaudited and reflect operating results for the years ended June 30, 2000 and 1999 as though the acquisition of AxisTel, the acquisition of the remaining 33.3% of e.Volve, and the purchase of 100% of iGlobal each had occurred on July 1, 1998. The unaudited pro forma results are not necessarily indicative of future results, or actual results of operations that would have occurred had the acquisitions been made on July 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto found on pages F-1 to F-27 of this report.

         OVERVIEW

         Prior to the reorganization transactions, we had no material operations. The financial information and other statistical data set out below represent the financial condition and results of operations of e.Volve for all periods prior to September 22, 1999. Thereafter, such information is the consolidated information of eVentures and subsidiaries.

         We operate in one business segment, the provision of communication services over a network which uses communications technologies that allow for the simultaneous high speed, large scale transmission of voice, video and data.

         Revenues. Revenues are generated through the sale of our products and services which can be divided into three general service categories: (i) broadband, (ii) value added and (iii) prepaid. Broadband services consist of transport services such as private line, Asynchronous Transfer Mode and frame relay, and access services such as dial-up and dedicated Internet access, DSL and collocation services. Value added services include software services that leverage the packet-based infrastructure of our network to deliver advanced communications services to end-users. Value added services consist of virtual private network, VOIP services, unified communications, virtual second line, ISV Mail and web hosting and development. We also offer prepaid services through the sale of calling cards on a wholesale and retail basis. Historically, the majority of our products and services have been measured and billed on a per minute basis.

         We have derived substantially all of our revenues from the sale of VOIP and transport services. Our agreements with our wholesale customers are short term in duration and the rates are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could result in lower revenues and increased losses. Our three largest customers accounted for 73% of our revenues during the twelve months ended June 30, 2000. We anticipate that our dependence on these three customers will continue to decline and our sales will increase as we broaden our sales and marketing initiatives to include (i) adding new customers, (ii) increasing sales to existing customers and (iii) increasing sales of broadband, value added and prepaid services.

         Direct Costs. Direct costs include per minute termination charges and lease payments and fees for fiber optic capacity. Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis. The direct costs incurred for leasing capacity has also declined on a per minute basis. However, the agreements we enter into for leasing such capacity are generally at fixed rates for periods of more than one year. We anticipate that our aggregate direct costs will continue to increase over time as we build out our global network and enter into additional capacity leases. We expect our call termination expenses, as measured on a cost per minute basis, will continue to decline, offset by increases in the volume of traffic on our network.

         Prior to September 1999, we provided international telecommunication services only from the United States to Mexico. The majority of our termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, we were exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the U.S. dollar. Continued fluctuation in the exchange rate may make it cheaper or more expensive for us to purchase pesos to meet our peso denominated expenses.

         Selling, General and Administrative Expenses. These expenses include general corporate expenses, management salaries, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs, and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas, and have additional offices in Jersey City, New Jersey, New York, New York, Kansas City, Missouri, Dallas, Texas, Miami, Florida and Mexico City, Mexico. We anticipate that our selling, general and administrative expenses will continue to increase over time as we are rapidly expanding the size of our staff and facilities to meet the demands of our global network expansion.

         Depreciation and Amortization. Depreciation and amortization represent the depreciation of property, plant and equipment and the amortization of goodwill, resulting from the reorganization transactions and the acquisition of iGlobal in March 2000. We anticipate that depreciation and amortization expense will continue to increase over time as we continue to make investments in our communications network and facilities.

         SUMMARY OF OPERATING RESULTS

         The table below summarizes our operating results:


                                                                                YEAR ENDED JUNE 30,
                                             ----------------------------------------------------------------------------------
                                                 2000           %               1999          %            1998           %
                                             ------------   ----------     ------------    -------     ------------   ---------
Revenues.................................    $ 55,354,030        100.0%    $ 27,248,273      100.0%    $  1,713,403       100.0%
Direct costs.............................      51,656,016         93.3%      23,311,584       85.6%       1,944,073       113.5%
                                             ------------   ----------     ------------    -------     ------------   ---------
Gross profit.............................       3,698,014          6.7%       3,936,689       14.4%        (230,670)      (13.5)%
Selling, general & administrative              22,471,732         40.6%       6,251,730       22.9%       4,400,754       256.8%
  expenses...............................
Depreciation & amortization..............      10,007,859         18.1%         957,966        3.5%         105,044         6.1%
                                             ------------   ----------     ------------    -------     ------------   ---------
Loss from operations, before
    other (income) expense...............     (28,781,577)       (52.0)%     (3,273,007)     (12.0)%     (4,736,468)     (276.4)%


Other (income) expenses:
Interest expense (income), net...........        (920,161)        (1.7)%      1,704,459        6.3%         105,099         6.1%
Write off of unamortized debt discount...         917,615          1.7%              --        0.0%              --         0.0%
Equity in loss of affiliates.............       5,236,183          9.5%          33,776        0.1%              --         0.0%
Foreign currency (gain) loss.............        (168,431)        (0.3)%        126,575        0.5%              --         0.0%
Other....................................          29,057          0.1%         (16,930)      (0.1)%         12,604         0.7%
                                             ------------   ----------     ------------    -------     ------------   ---------
                                                5,094,263          9.2%       1,847,880        6.8%         117,703         6.9%
                                             ------------   ----------     ------------    -------     ------------   ---------
Net loss.................................     (33,875,840)       (61.2)%     (5,120,887)     (18.8)%     (4,854,171)     (283.3)%

Imputed preferred dividend...............     (10,407,954)                           --                          --
                                             ------------                  ------------                ------------
Net loss available to
    common shareholders..................    $(44,283,794)                 $ (5,120,887)               $ (4,854,171)
                                             ============                  ============                ============

Net loss per share (basic & diluted).....    $      (1.14)                 $      (0.45)               $      (0.43)
                                             ============                  ============                ============
Weighted average number of shares
    outstanding - (basic and diluted)....      38,739,230                    11,365,614                  11,365,614
                                             ============                  ============                ============


         Fiscal Year Ended June 30, 2000 Compared To Fiscal Year Ended June 30, 1999

         Revenues. Revenues increased to $55.4 million during fiscal 2000, an increase of $28.2 million or 103% from $27.2 million in fiscal 1999. Fiscal 2000 revenues were generated through the sale of: (i) 87% VOIP services, (ii) 9% prepaid services, (iii) 3% transport services and (iv) 1% Internet services. All of fiscal 1999 revenues were generated through the sale of VOIP services.

         The increase in fiscal 2000 revenues primarily resulted from the acquisition of AxisTel in September 1999 which increased revenues by $15.5 million. An increase in the sale of Internet Protocol telephony minutes also contributed to the increase in revenues, which was partially offset by a decrease in the average price per minute charged. During fiscal 2000, we transmitted 504 million minutes versus 165 million minutes in fiscal 1999. Excluding the 109 million minutes added as a result of the acquisition of AxisTel, we increased minutes during fiscal 2000 by 230 million minutes as compared to fiscal 1999, an increase of 139%. The average price per minute we charged for these minutes decreased to $0.11 in fiscal 2000 from $0.17 in fiscal 1999.

         Direct Costs. Direct costs increased to $51.7 million during fiscal 2000 from $23.3 million during fiscal 1999, an increase of $28.4 million. The increase in direct costs is primarily a result of the AxisTel acquisition in September 1999 which increased direct costs by $16.5 million and increased traffic volumes, which were offset partially by lower per minute termination costs. The average cost per minute to terminate calls decreased to $0.09 during fiscal 2000 from $0.14 during fiscal 1999. As a percentage of revenues, direct costs during fiscal 2000 increased to 93% from 86% during fiscal 1999. The increase in direct costs as a percentage of revenues was primarily due to the average price per minute decreasing faster than the cost per minute for termination.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.2 million during fiscal 2000 to $22.5 million from $6.3 million in fiscal 1999. The increase in selling, general and administrative expenses during fiscal 2000 resulted primarily from (i) expenses incurred by companies acquired during fiscal 2000 of $6.1 million, (ii) an increase in professional and consulting fees of $3.6 million, (iii) amounts charged to expense as a result of the issuance of common stock for the settlement of accounts payable totaling $2.8 million, (iv) compensation expense of $2.0 million related to the issuance of options below the market value of our stock; and (v) an increase in salary expense of $1.1 million as a result of establishing and expanding our corporate office.

         Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. Amortization of goodwill in fiscal 2000 totaled $7.5 million. We recorded $2.5 million depreciation on fixed assets compared to $1.0 during fiscal 1999. The increased depreciation during fiscal 2000 is reflective of our continued investment in our network infrastructure.

         Interest (Income)Expense, Net. We recorded interest income, net of expense of $0.9 million in fiscal 2000 compared to net interest expense of $1.7 million in fiscal 1999. This net change of $2.6 million primarily resulted from the elimination of $8.0 million of e.Volve debentures as a result of the reorganization transaction on September 22, 1999 and interest income on higher cash balances maintained from the proceeds of private placements completed in fiscal 2000.

         Write Off Of Unamortized Debt Discount and Recognition of Imputed Preferred Stock Dividend. The $0.9 million write off of unamortized debt discount in fiscal 2000 resulted from the elimination of e.Volve's outstanding debentures as a result of the reorganization transaction. We reported an imputed dividend in fiscal 2000 of $10.4 million as a result of the difference between the market closing prices for our common stock on the dates which we issued convertible preferred stock during the period and the price per share at which such preferred stock is convertible into common shares.

         Equity in Losses of Affiliates. Equity in losses of affiliates resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each affiliate's operating losses and amortization of our net excess investment over our equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates was $5.2 million in fiscal 2000. This loss primarily resulted from our 22% equity interest in PhoneFree. We anticipate that our strategic investments accounted for under the equity method will continue to invest in the development of their products and services, and will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses.

         Foreign Currency Gain or Loss. Foreign currency gain during the year ended June 30, 2000 was $0.2 million compared to a loss of $0.1 million during the year ended June 30, 1999. This variance was the result of favorable exchange rate fluctuations in the Mexican peso compared to the U.S. dollar.

         Fiscal Year Ended June 30, 1999 Compared To Fiscal Year Ended June 30, 1998

         Revenues. Prior to fiscal 2000, all revenues were generated through the sale of VOIP services. Revenues increased to $27.2 million during the year ended June 30, 1999 from $1.7 million during the year ended June 30, 1998, an increase of 1,490%. This primarily resulted from a successful launch in July 1998 of our VOIP services and an increase in the traffic transmitted, primarily to Mexico. During the year ended June 30, 1999, we transmitted over 165 million minutes, compared with approximately 8.5 million minutes during the year ended June 30, 1998.

         Direct Costs. Direct costs increased to $23.3 million during the year ended June 30, 1999 from $1.9 million during the year ended June 30, 1998, an increase of 1,099%. This increase in direct costs resulted from an increase in termination fees associated with the increase in traffic transmitted of $18.2 million and an increase in fees for leased fiber capacity of $3.1 million. As a percentage of revenues, direct costs during the year-ended June 30, 1999 decreased to 86% from 114% during the year-ended June 30, 1998.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $6.3 million during the year ended June 30, 1999 from $4.4 million during the year ended June 30, 1998, an increase of 43%. This increase resulted primarily from an increase in general professional and consulting fees of $1.4 million.

         Depreciation and Amortization. Depreciation expense increased during fiscal 1999 to $0.9 million compared to $0.1 million during fiscal 1998 as a result of equipment acquisitions made in fiscal 1999.

         Interest Expense, Net. Interest expense, net increased to $1.7 million during the year ended June 30, 1999 from $0.1 million during the year ended June 30, 1998, an increase of 1,522%. This increase was a result of higher charges related to new equipment capital leases and interest on the debentures.

         LIQUIDITY AND CAPITAL RESOURCES

         General

         Our business plan contemplates expanding our network operations and related services both domestically and internationally. Our primary expenditures will be for equipment, network expansion, increased personnel costs, and working capital. This strategy may also include strategic acquisitions and investments. Sources of funding for our financing requirements may include vendor financing, bank loans and public offerings or private placements of equity and/or debt securities. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could significantly reduce our ability to fund our expenses, development, acquisitions and operations.

         Since July 1, 1999, we have funded our operations primarily through proceeds from private placements of common stock, preferred stock, options to purchase common stock, borrowings under loan and capital lease agreements and cash flows from operations. During fiscal 2000, we raised a total of (i) $86.7 million through private placements of common stock and preferred stock and (ii) $4.6 million from borrowings pursuant to capital lease agreements and a credit facility.

         Our principal uses of cash are to fund (i) the expansion of our operations; (ii) working capital requirements; (iii) capital expenditures, primarily for our network; (iv) operating losses; and (v) acquisitions and strategic investments. As of June 30, 2000, we had capital commitments of $15.9 million consisting of capital lease payments with payment terms ranging from 12 to 60 months and notes payable. In addition, we have a commitment to invest an additional $2.5 million in ORB upon ORB achieving certain defined operating criteria, which is likely to occur on or before October 7, 2000.

         As of June 30, 2000, we had current assets of $50.6 million, including cash and cash equivalents of $40.8 million. The working capital surplus at June 30, 2000 was $33.7 million. We estimate that our current network expansion plans will require approximately $170.0 million over the next 24 months. While we have not funded these operating or capital requirements, we expect to through existing cash balances, expansion of our capital lease facilities and public and private placements of equity and/or debt securities. Our cash and cash equivalents are expected to provide sufficient liquidity to meet our operating and capital requirements for approximately the next twelve months. If we are not able to raise additional funds within the next six months we may not be able to complete our global network expansion and increase our revenues pursuant to our business strategy.

         The net cash provided by or used in operating, investing, and financing activities for the years ended June 30, 2000, 1999, and 1998 is summarized below:

                                               FOR THE YEAR ENDED JUNE 30,
                                    ------------------------------------------------
                                        2000              1999              1998
                                    ------------      ------------      ------------
Net cash provided by (used in):     $ (9,159,753)     $ (1,430,791)     $ (1,761,710)
     Operating activities            (34,978,025)       (1,269,454)       (1,827,374)
     Investing activities             84,862,645           322,408         5,993,563
                                    ------------      ------------      ------------
     Financing activities             40,724,867        (2,377,837)        2,404,479
                                    ============      ============      ============

         Cash flows from operating activities. The increased use of cash in operating activities during fiscal 2000 as compared to 1999 is primarily attributable to increased overhead costs associated with expanding our overall operations which encompasses: (i) networks, (ii) facilities, (iii) employee costs and (iv) costs incurred by companies acquired during fiscal 2000. The decrease in net cash used in operating activities in fiscal 1999 as compared to fiscal 1998 was principally a result of the decreased net loss, once adjusted for non-cash charges, of $2.1 million verses $3.5 million in fiscal years 1999 and 1998, respectively, partially offset by fluctuations in cash provided by other operating net assets of $1.1 million.

         Cash flows from investing activities. Net cash used in investing activities was $35.0 million, $1.3 million, and $1.8 million in fiscal years 2000, 1999, and 1998 respectively. The increase in net cash used in investing activities in fiscal 2000 as compared to fiscal 1999 was principally due to strategic investments we made during the year of $21.1 million and purchases of property and equipment of $13.6 million. The decrease in cash used in investing activities in 1999 as compared to 1998 resulted from our strategic investments during fiscal 1998 partially offset by increased equipment purchases in fiscal 1999.

         Cash flows from financing activities. Cash flows provided from financing activities were $84.9 million, $0.3 million, and $6.0 million in fiscal years 2000, 1999, and 1998 respectively. Fiscal 2000 cash flows from financing activities primarily resulted from the receipt of $86.7 million from the private placement of common and preferred stock, partially offset by payments on capital leases. Fiscal 1999 cash provided from financing activities was generated from $2.0 million issuance of debentures, offset by capital lease payments. Fiscal 1998 cash provided from financing activities was generated from the issuance of $6.0 million in debentures.

         Detailed below is a brief description of each of the private placements that occurred during fiscal 2000. For a description of each of the equity securities rights and privileges, please see Note 16 to the Consolidated Financial Statements.

         On September 28, 1999, we completed a private placement of 2,470,000 shares of common stock and 1,000 shares of Series A Convertible Preferred Stock with aggregate proceeds of approximately $5.9 million. Proceeds from these issuances were used for general corporate purposes and for use as capital for new investments and projects. All of the outstanding shares of Series A Convertible Preferred Stock were converted into an aggregate of 200,000 shares of our common stock on December 21, 1999.

         On November 19 and 26, 1999, we completed two private placements of 2,500 shares and 3,725 shares of our Series B Convertible Preferred Stock, respectively, with aggregate proceeds of approximately $6.2 million. Proceeds from these issuances are for general corporate purposes and for use as capital for new investments and projects. Shares of our Series B Convertible Preferred Stock are convertible into shares of our common stock under certain conditions. On March 13, 2000, 2,500 shares of Series B Preferred Stock were converted to 181,159 shares of our common stock.

         On December 15, 1999, we completed a private placement of 775 shares of our Series B Convertible Preferred Stock with aggregate proceeds of approximately $0.8 million. Proceeds from this issuance are for general corporate purposes and for use as capital for new investments and projects. The Shares of our Series B Convertible Preferred Stock are convertible into shares of our common stock under certain conditions.

         The Series B Convertible Preferred Stock was issued at a discount to the market value of our common stock on the date that investors committed to purchase shares of Series B Convertible Preferred Stocks. The market value of our common stock at the time of the commitment was $16.00 per share. We have recognized this discount by accounting for it as an imputed preferred stock dividend of $1.1 million during fiscal 2000.

         In a series of transactions between January 6 and February 10, 2000, we completed a private placement of 15,570 shares of our Series C Convertible Preferred Stock to eight accredited investors, with aggregate proceeds of approximately $15.5 million. Proceeds from this issuance are for general corporate purposes and for use as capital for new investments and projects. The shares of Series C Convertible Preferred Stock are convertible into shares of our common stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. The conversion price was determined using the average of the closing bid prices per share of our common stock for the 20 trading days ended December 10, 1999. Proceeds of the offering were used to fund operating losses and working capital, make investments and for general corporate purposes. The effect of the favorable conversion rate was recorded as an imputed preferred stock dividend of $9.3 million during fiscal 2000.

         On April 5, 2000 we completed a private placement of 2.5 million shares of Common Stock with aggregate proceeds of approximately $58.5 million. Proceeds from the private placement are being used for working capital purposes, the development and expansion of our communications network and investments.

         RECENTLY ADOPTED ACCOUNTING STANDARDS

         See Note 3 to the Consolidated Financial Statements.

         EFFECTS OF INFLATION

         We do not believe that our business is impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on our operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of political instability, foreign currency, interest rate and other risks.

         Political Instability Risks. We have relationships with foreign suppliers in Jamaica, Mexico, India and other countries. We have not experienced any negative economic consequences as a result of relationships with foreign suppliers in these countries, but may be negatively affected should political instability in any of these countries develop.

         Foreign Currency Risks. Since the agreements we have entered into with foreign suppliers in Jamaica, Mexico, India and other countries are denominated in U.S. dollars, we are not exposed to risks associated with fluctuations in these foreign currencies. However, because our agreements with Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may affect profitability. During the twelve months ended June 30, 2000, $28.2 million of our direct costs were denominated in Mexican pesos.

         Interest Rate Risks. We have investments in money market funds of approximately $40.8 million at June 30, 2000. We also have a variable rate credit facility to purchase equipment with outstanding borrowings at June 30, 2000 of $3.7 million. Due to the short-term nature of our investments and the relatively low amount of variable rate debt on our balance sheet at June 30, 2000, we believe that the effects of changes in interest rates are limited and would not materially impact our profitability.

         Other Market Risks. We are also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please refer to pages F-1 to F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2000, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by Item 11 will be set forth under the caption "Executive Compensation and Other Matters" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2000, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by Item 12 will be set forth under the caption "Security Ownership of Directors, Management and Principal Stockholders" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2000, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2000, and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report.

                  1.       Financial Statements:

                           Consolidated Financial Statements of
                           eVentures Group, Inc.
                           as of June 30, 2000, 1999 and 1998.

                  2.       Financial Statement Schedules

                           Schedule II-Valuation and Qualifying Accounts and Reserves

                  3.       Exhibits

     EXHIBIT                                                                                                                FILED
     NUMBER                                 DESCRIPTION                                  INCORPORATED BY REFERENCE         HEREWITH
     -------                                -----------                               -------------------------------      --------
                                                                                      FORM          DATE       NUMBER
      2.1         Agreement and Plan of Reorganization, dated as of September 22,      8-K        10/7/1999     2.1
                  1999, among the Registrant, eVentures Holdings, L.L.C., IEO
                  Holdings Limited, Infinity Investors Limited, Mick Y.
                  Wettreich, the purchasers listed on Schedule 1-A thereto and the Contributing Persons listed on Schedule 1-B thereto.

      2.2         Agreement and Plan of Exchange, dated as of October 19, 1999,        8-K        10/7/1999     2.2
                  among eVentures Group, Inc., and the persons set forth on
                  Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the report filed on Form 8-K on November 3, 1999).

      2.3         Share Exchange Agreement, dated as of February 22, 2000, among       8-K        3/27/2000     2.1
                  eVentures Group, Inc., IGS Acquisition Corporation and the
                  stockholders of iGlobal Services, Inc. parties thereto.

      2.4         Agreement and Plan of Merger, dated as of March 10, 2000, among      8-K        3/27/2000     2.2
                  eVentures Group, Inc., IGS Acquisitions Corporation and iGlobal.

      3.1         Amended and Restated Certificate of Incorporation of eVentures      10-Q        5/15/2000     3.1
                  Group, Inc.

      3.2         Amended and Restated Certificate of Designation of Rights,           10        12/20/1999     3.6
                  Preferences and Privileges of Series A Convertible Preferred
                  Stock, dated October 14, 1999.

      3.3         Certificate of Designation of Rights, Preferences and                10        12/20/1999     3.7
                  Privileges of Series B Convertible Preferred Stock, dated as of
                  November 10, 1999.

      3.4         Certificate of Amendment, dated as of December 15, 1999, to the      10        12/20/1999     3.8
                  Certificate of Designation of Rights, Preferences and
                  Privileges of Series B Convertible Preferred Stock.

      3.5         Certificate of Designation, Preferences and Rights of Series C      10/A         3/8/2000     3.9
                  Convertible Preferred Stock, dated as of February 22, 2000.

      3.6         Amended and Restated By-Laws of eVentures Group, Inc.               10-Q        5/15/2000     3.2

      4.1         Registration Rights Agreement, dated as of September 22, 1999,       8-K        10/7/1999     4.1
                  among the Registrant and the persons and entities set forth on
                  Schedule 1 thereto (the "First Registration Rights Agreement.

      4.2         Addendum to the First Registration Rights Agreement, dated as       10/A         3/8/2000     4.2
                  of October 19, 1999, among eVentures Group, Inc., the persons set forth on Schedule 1 thereto and the other parties to the
                  First Registration Rights Agreement.

      4.3         Registration Rights Agreement, dated as of November 24, 1999,       10/A         3/8/2000     4.3
                  between eVentures Group, Inc. and the person and entities
                  signatories thereto, as holders of shares of Series B
                  Convertible Preferred Stock.

      4.4         Letter Agreement, dated December 15, 1999, to the parties to        10/A         3/8/2000     4.4
                  the Registration Rights Agreement dated as of September 27,
                  1999.

     EXHIBIT                                                                                                                FILED
     NUMBER                                 DESCRIPTION                                  INCORPORATED BY REFERENCE         HEREWITH
     -------                                -----------                               -------------------------------      --------
                                                                                      FORM          DATE       NUMBER
      4.5         Registration Rights Agreement, dated as of December 31, 1999,       10/A         3/8/2000     4.5
                  between eVentures Group, Inc. and the persons and entities signatories thereto, as holders of shares of Series C
                  Convertible Preferred Stock.

      4.6         Registration Rights Agreement, dated as of March 10, 2000,           8-K        3/27/2000     4.1
                  among eVentures Group, Inc. and the persons and entities listed on Schedule 1 thereto.

      4.7         Registration Rights Agreement, dated as of April 4, 2000, by        10-Q        5/15/2000     4.2
                  and among eVentures Group, Inc. and the signatories thereto.

      4.8         Registration Rights Agreement, dated as of May 26, 2000, by and                                             X
                  among eVentures Group, Inc., Andrew Pakula and Laura Berland.

      4.9         Registration Rights Agreement, dated as of June 16, 2000,                                                   X
                  between eVentures Group, Inc. and U.S. Telesource.

      10.1        Securities Purchase Agreement, dated as of June 11, 1998, among     10/A         3/8/2000
                  Orix Global Communications, Inc., certain of its shareholders and the purchasers named thereunder and Exhibits thereto.

      10.2        Debenture, dated as of June 11, 1998.                                10        12/20/1999     10.2

      10.3        Letter Agreement, dated as of August 19, 1998 between Orix           10        12/20/1999     10.3
                  Global Communications and Infinity Investors Limited.

      10.4        Debenture, dated as of August 19, 1998.                              10        12/20/1999     10.4

      10.5        Letter Agreement, dated as of February 9, 1999 between Orix                    12/20/1999     10.5
                  Global Communications and Infinity Investors Limited.

      10.6        Debenture, dated as of February 9, 1999.                             10        12/20/1999     10.6

      10.7        Letter Agreement, dated as of April 15, 1999 among Orix Global       10        12/20/1999     10.7
                  Communications, Inc., Infinity Investors Limited and the
                  Founders (as defined therein).

      10.8        Amended and Restated Debenture, dated as of April 15, 1999.          10        12/20/1999     10.8

      10.9        Letter Agreement, dated as of April 29, 1999 between Orix            10        12/20/1999     10.9
                  Global Communications and Infinity Investors Limited.

     10.10        Debenture, dated as of April 29, 1999.                               10        12/20/1999    10.10

     10.11        Letter Agreement, dated as of April 30, 1999, between Orix           10        12/20/1999    10.11
                  Global Communications, Inc. and Infinity Investors Limited.

     10.12        Debenture, dated as of April 30, 1999.                               10        12/20/1999    10.12

     10.13        Note, dated as of August 20, 1999.                                  10/A         3/8/2000    10.13

     10.14        Promissory Note, dated as of March 2, 2000.                         10/A         3/8/2000    10.14

     10.15        Warrant Agreement, dated as of March 2, 2000, between i2v2.com      10/A         3/8/2000    10.15
                  Inc. and eVentures Group, Inc.

                                                                                                                            FILED
 EXHIBIT NUMBER                             DESCRIPTION                                  INCORPORATED BY REFERENCE         HEREWITH
 --------------                             -----------                               -------------------------------      --------
                                                                                      FORM          DATE       NUMBER
     10.16        Lease Agreement, dated December, 1998, between AxisTel               10        12/20/1999    10.13
                  International, Inc. and Evergreen America Corporation.

     10.17        Lease Agreement, dated November 24, 1997, between Orix Global        10        12/20/1999    10.14
                  Communications, Inc. and Trust F/3959 of Banco del Atlantico.

     10.18        Assignment Agreement, dated April 1, 1998, among Orix Global         10        12/20/1999    10.15
                  Communications, Inc., Latin Gate de Mexico S.A. de C.V. and
                  Trust F/3959 of Banco del Atlantico.

     10.19        Office Lease, dated January 23, 1998, between Orix Global            10        12/20/1999    10.16
                  Communications, Inc. and 2526 Investment Co.

     10.20        Sublease Agreement, dated January 31, 2000, between Totaltel        10/A         3/8/2000    10.20
                  Florida, Inc. and AxisTel Global Network Services, Inc.

     10.21        Office Lease, dated as of May 20, 1999, between Crescent Real       10-Q        5/15/2000    10.18
                  Estate Funding, I, L.P. and Marcus & Partners, L.P.

     10.22        First Amendment to Office Lease, dated as of March 28, 2000,        10-Q        5/15/2000    10.19
                  between Crescent Real Estate Funding I, L.P. and Marcus &
                  Partners, L.P.

     10.23        Assignment of Office Lease, dated as of March, 28, 2000, by and     10-Q        5/15/2000    10.20
                  between Marcus & Partners, L.P. and eVentures Group, Inc.

     10.24        Consent to Assignment of Office Lease, dated as of April 4,         10-Q        5/15/2000    10.21
                  2000, by and among Crescent Real Estate Funding I, L.P. and
                  eVentures Group, Inc.

     10.25        Second Amendment to Office Lease, dated as of April 24, 2000,       10-Q        5/15/2000    10.22
                  by and between Crescent Real Estate Funding I, L.P. and
                  eVentures Group, Inc.

     10.26        Letter Agreement, dated April 3, 2000, between Marcus &                                                     X
                  Partners, L.P. and eVentures Group, Inc.

     10.27        Guaranty Agreement by eVentures Group, Inc. as inducement to         10        12/20/1999    10.20
                  Telecommunications Finance Group to provide a lease to AxisTel
                  Communications, Inc., dated as of October 13, 1999.

     10.28        Management Services Agreement, dated as of September 22, 1999,       10        12/20/1999    10.21
                  between eVentures Group, Inc. and HW Partners, L.P.

     10.29        Amended and Restated 1999 Omnibus Securities Plan, dated as of      10/A         3/8/2000    10.23
                  September 22, 1999.  (compensatory agreement)

     10.30        Employment Agreement, dated as of April 4, 2000, between            10-Q        5/15/2000     10.1
                  eVentures Group, Inc. and Jeffrey A. Marcus. (compensatory agreement)


     10.31        Stock Option Agreement, dated as of April 4, 2000 between           10-Q        5/15/2000     10.2
                  eVentures Group, Inc. and Jeffrey A. Marcus. (compensatory agreement)

     10.32        Employment Agreement, dated as of April 4, 2000, between            10-Q        5/15/2000     10.3
                  eVentures Group, Inc. and Thomas P. McMillin. (compensatory agreement)

                                                                                                                            FILED
 EXHIBIT NUMBER                             DESCRIPTION                                  INCORPORATED BY REFERENCE         HEREWITH
 --------------                             -----------                               -------------------------------      --------
                                                                                      FORM          DATE       NUMBER
     10.33        Stock Option Agreement, dated as of April 4, 2000 between           10-Q        5/15/2000     10.4
                  eVentures Group, Inc. and Thomas P. McMillin. (compensatory agreement)

     10.34        Employment Agreement, dated as of April 4, 2000, between            10-Q        5/15/2000     10.5
                  eVentures Group, Inc. and Daniel J. Wilson. (compensatory
                  agreement)

     10.35        Stock Option Agreement, dated as of April 4, 2000 between           10-Q        5/15/2000     10.6
                  eVentures Group, Inc. and Daniel J. Wilson. (compensatory
                  agreement)

     10.36        Employment Agreement, dated as of April 4, 2000, between            10-Q        5/15/2000     10.7
                  eVentures Group, Inc. and Chad E. Coben. (compensatory
                  agreement)

     10.37        Stock Option Agreement, dated as of April 4, 2000 between           10-Q        5/15/2000     10.8
                  eVentures Group, Inc. and Chad E. Coben. (compensatory
                  agreement)

     10.38        Employment Agreement, dated as of April 4, 2000, between            10-Q        5/15/2000     10.9
                  eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement)

     10.39        Stock Option Agreement, dated as of April 4, 2000 between           10-Q        5/15/2000    10.10
                  eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement)

     10.40        Employment Agreement, dated as of April 4, 2000, between            10-Q        5/15/2000    10.11
                  eVentures Group, Inc. and Olaf Guerrand-Hermes. (compensatory agreement)

     10.41        Stock Option Agreement, dated as of April 4, 2000 between           10-Q        5/15/2000    10.12
                  eVentures Group, Inc. and Olaf Guerrand-Hermes. (compensatory agreement)

     10.42        Employment Agreement, dated as of April 17, 2000, between           10-Q        5/15/2000    10.13
                  eVentures Group, Inc. and Susie C. Holliday. (compensatory agreement)

     10.43        Stock Option Agreement, dated as of April 17, 2000 between          10-Q        5/15/2000    10.14
                  eVentures Group, Inc. and Susie C. Holliday. (compensatory agreement)

     10.44        Employment Agreement, dated as of March 10, 2000, between IGS                                               X
                  Acquisition Corporation and David N. Link. (compensatory
                  agreement)

     10.45        Employment Agreement, dated as of September 22, 1999, between        10        12/20/1999    10.23
                  eVentures Group, Inc. and Stuart J. Chasanoff. (compensatory agreement)

     10.46        Amended and Restated Employment and Noncompetition Agreement,        10        12/20/1999    10.24
                  dated as of September 21, 1999, between AxisTel Communications,
                  Inc. and Samuel L. Litwin. (compensatory agreement)

                                                                                                                            FILED
 EXHIBIT NUMBER                             DESCRIPTION                                  INCORPORATED BY REFERENCE         HEREWITH
 --------------                             -----------                               -------------------------------      --------
                                                                                      FORM          DATE       NUMBER
     10.47        Amended and Restated Employment and Noncompetition Agreement,        10        12/20/1999    10.25
                  dated as of September 22, 1999, between AxisTel Communications,
                  Inc. and Mitchell Arthur. (compensatory agreement)

     10.48        Common Stock Subscription Agreement, dated as of April 4, 2000,     10-Q        5/15/2000    10.15
                  by and among eVentures Group, Inc. and the signatories
                  thereto.

     10.49A       Form of New Directors and Officers Indemnification Agreement                                                X

     10.49B       Schedule of Parties to New Directors and Officers                                                           X
                  Indemnification Agreement.

     10.50A       Form of Incumbent Directors and Officers Indemnification                                                    X
                  Agreement

     10.50B       Schedule of Parties to Incumbent Directors and Officers                                                     X
                  Indemnification Agreement.

     10.51        Securities Purchase Agreement, dated as of May 3, 2000, by and      10-Q        5/15/2000    10.23
                  among PhoneFree.com, Inc. and the purchasers listed on Schedule
                  A attached thereto.

     10.52        Issuer Option Agreement, dated as of April 10, 2000, between        10-Q        5/15/2000    10.16
                  eVentures Group, Inc. and Samuel L. Litwin. (compensatory
                  agreement)

     10.53        Issuer Option Agreement, dated as of April 10, 2000, between        10-Q        5/15/2000    10.17
                  eVentures Group, Inc. and Mitchell C. Arthur. (compensatory agreement)

       11         Statement re-computation of per share earnings. (Information                                                X
                  regarding the computation of loss per share is set forth in the
                  Consolidated Financial Statements.)

      21.1        Subsidiaries of eVentures Group, Inc.                                                                       X

      23.1        Consent of BDO Seidman, LLP                                                                                 X

       24         Power of Attorney                                                                                          See
                                                                                                                          Signature
                                                                                                                            pages

      27.1        Financial Data Schedule                                                                                     X


         (b) During the quarter ended June 30, 2000, eVentures filed the following Current Reports on Form 8-K:

                  1. On April 6, 2000, eVentures filed a Current Report on Form 8-K, announcing the completion of a $58.5 million strategic private placement with Liberty Media, Chase Capital Partners, Goldman Sachs, The Blackstone Group, First Union Capital Partners, and others. The Current Report also announced that Jeffrey A. Marcus was named Chairman and Chief Executive Officer of eVentures.

                  2. On May 11, 2000, eVentures filed a Current Report on Form 8-K, announcing that it completed a $13 million investment in PhoneFree.com Inc. through a purchase of PhoneFree.com Inc. preferred stock.

                  3. On June 27, 2000, eVentures filed a Current Report on Form 8-K, announcing the completion of an Amended and Restated IRU Agreement, a Payment Letter and a Common Stock Subscription Agreement and a related Registration Right Agreement between eVentures and Qwest Communications, Inc. and one of its affiliates.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 28th day of September, 2000.

                                    eVentures Group, Inc.



                                    By: /s/  DANIEL J. WILSON
                                        ----------------------------------------
                                    Name:    Daniel J. Wilson
                                    Title:   Executive Vice President
                                             Chief Financial Officer

         KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey A. Marcus AND Daniel J. Wilson his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


             SIGNATURE                                            TITLE                            DATE
             ---------                                            -----                            ----
/s/ JEFFREY A. MARCUS                              Chairman of the Board of Directors and   September 28, 2000
-------------------------------------              Chief Executive Officer (Principal
Jeffrey A. Marcus                                  Executive Officer)


/s/ DANIEL J. WILSON                               Executive Vice President and Chief       September 28, 2000
-------------------------------------              Financial Officer (Principal
Daniel J. Wilson                                   Accounting and Financial Officer)


/s/ FRED A. VIERRA                                 Vice Chairman of the Board of Directors  September 28, 2000
-------------------------------------
Fred A. Vierra

/s/ BARRETT N. WISSMAN                             President and Director                   September 28, 2000
-------------------------------------
Barrett N. Wissman

/s/ MARK R. GRAHAM                                 Director                                 September 28, 2000
-------------------------------------
Mark R. Graham

/s/                                                Director                                 September ___, 2000
-------------------------------------
Jan Robert Horsfall

/s/ CLARK K. HUNT                                  Director                                 September 28, 2000
-------------------------------------
Clark K. Hunt

/s/                                                Director                                 September ___, 2000
-------------------------------------
David Leuschen

/s/                                                Director                                 September ___, 2000
-------------------------------------
Stuart A. Subotnick

                             eVENTURES GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 Report of Independent Certified Public Accountants....................... F-3

 Consolidated Balance Sheets as of  June 30, 2000 and 1999................ F-4

 Consolidated Statements of Operations for the years ended
         June 30, 2000, 1999 and 1998..................................... F-5

 Consolidated Statements of Shareholders' Equity (Deficit)
         for the years ended June 30, 2000, 1999 and 1998................. F-6

 Consolidated Statements of Cash Flows for the years ended
         June 30, 2000, 1999 and 1998..................................... F-8

 Notes to Consolidated Financial Statements............................... F-10

 Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts and Reserves..... FS-1

                       THIS PAGE INTENTIONALLY LEFT BLANK

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
eVentures Group, Inc.
Dallas, Texas

         We have audited the accompanying consolidated balance sheets of eVentures Group, Inc. (the "Company"), see Note 1, as of June 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                           BDO Seidman, LLP

New York, New York
September 1, 2000
                              eVENTURES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     As of June 30,
                                                            ------------------------------
                           ASSETS                              2000               1999
                                                            -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents ...........................  $  40,764,246    $      39,379
     Accounts receivable, less allowances for
       doubtful accounts ($793,900 - 2000; $0 - 1999) ....      3,607,053            6,129
     Prepaid expenses and other receivables ..............      2,979,489           24,414
     Deposits ............................................      1,020,584          242,310
     VAT receivable ......................................      2,131,277        2,757,368
     Notes receivable, affiliate .........................        100,000               --
                                                            -------------    -------------
                                                               50,602,649        3,069,600
                                                            -------------    -------------

LONG-TERM ASSETS
     Restricted cash .....................................        281,928        1,107,437
     Property and equipment, net .........................     35,419,120        6,219,874
     Investments in affiliates ...........................     23,373,190        2,191,498
     Goodwill and other intangibles, net .................    108,639,486               --
                                                            -------------    -------------
                                                              167,713,724        9,518,809
                                                            -------------    -------------
                                                            $ 218,316,373    $  12,588,409
                                                            =============    =============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Capital leases, current portion .....................  $   4,703,053    $   1,916,761
     Accounts payable ....................................      8,244,480        4,609,806
     Accrued other .......................................      3,025,285        1,477,757
     Accrued interest payable ............................         78,016          383,163
     Customer deposits and deferred revenues .............        619,403        1,272,682
     Notes payable, current portion ......................        229,343               --
                                                            -------------    -------------
                                                               16,899,580        9,660,169
                                                            -------------    -------------
LONG-TERM LIABILITIES
     Notes payable, net of current portion ...............      3,685,145               --
     Capital leases, net of current portion ..............      5,780,851        2,031,513
     Debentures ..........................................             --        6,828,948
                                                            -------------    -------------
                                                                9,465,996        8,860,461
                                                            -------------    -------------

     Commitments and Contingencies .......................             --               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock ........................................          1,041               36
     Common stock to be issued ...........................              1               --
     Preferred stock .....................................             --               --
     Additional paid-in capital ..........................    248,907,665        4,418,508
     Accumulated deficit .................................    (54,634,559)     (10,350,765)
     Deferred compensation ...............................     (1,274,479)              --
     Notes receivable from shareholders ..................     (1,048,872)              --
                                                            -------------    -------------
                                                              191,950,797       (5,932,221)
                                                            -------------    -------------
                                                            $ 218,316,373    $  12,588,409
                                                            =============    =============


See accompanying notes to consolidated financial statements.

                              eVENTURES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Fiscal Year Ended June 30,
                                                     --------------------------------------------
                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Revenues .........................................   $ 55,354,030    $ 27,248,273    $  1,713,403
Direct costs .....................................     51,656,016      23,311,584       1,944,073
                                                     ------------    ------------    ------------
Gross profit (loss) ..............................      3,698,014       3,936,689        (230,670)
Selling, general and administrative expenses .....     22,471,732       6,251,730       4,400,754
Depreciation and amortization ....................     10,007,859         957,966         105,044
                                                     ------------    ------------    ------------
Loss from operations, before
    other (income) expense .......................    (28,781,577)     (3,273,007)     (4,736,468)

Other (income) expense
    Interest (income) expense, net ...............       (920,161)      1,704,459         105,099
    Write off of unamortized debt discount .......        917,615              --              --
    Equity in loss of affiliates .................      5,236,183          33,776              --
    Foreign currency (gain) loss .................       (168,431)        126,575              --
    Other ........................................         29,057         (16,930)         12,604
                                                     ------------    ------------    ------------
                                                        5,094,263       1,847,880         117,703
                                                     ------------    ------------    ------------
Net loss .........................................    (33,875,840)     (5,120,887)     (4,854,171)

Imputed preferred dividend .......................    (10,407,954)             --              --
                                                     ------------    ------------    ------------
Net loss available to common
    shareholders .................................   $(44,283,794)   $ (5,120,887)   $ (4,854,171)
                                                     ============    ============    ============

Net loss per share - (basic and diluted) .........   $      (1.14)   $      (0.45)   $      (0.43)
                                                     ============    ============    ============
Weighted average number of shares
    outstanding - (basic and diluted) ............     38,739,230      11,365,614      11,365,614
                                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

                              eVENTURES GROUP, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                          Preferred Stock         Common Stock
                                                                         ------------------   -----------------------
                                                                          Shares    Amount      Shares       Amount
                                                                         ---------  -------   ----------   ----------
Balance, June 30, 1997 .................................................       --    $  --       1,800,000   $     36

Gift of stock to employees .............................................       --       --              --         --

Net loss ...............................................................       --       --              --         --
                                                                          -------    -----   -------------   --------
Balance, June 30, 1998 .................................................       --       --       1,800,000         36

Fair value of shares issued in connection with debentures ..............       --       --              --         --

Fair value of warrants granted in connection with debentures ...........       --       --              --         --

Cost investment in PhoneFree ...........................................       --       --              --         --

Net loss ...............................................................       --       --              --         --
                                                                          -------    -----   -------------   --------
Balance, June 30, 1999 .................................................       --       --       1,800,000         36

Issuance of Common Stock in connection with the Initial Transaction

   Acquisition of AxisTel ..............................................       --       --      12,381,000        248

   Acquisition of eVentures ............................................       --       --      10,330,610        207

   Acquisition of 66.67% of e.Volve ....................................       --       --       9,565,614        190

   Net effect of the purchase of the remaining 33.33% of e.Volve .......       --       --       5,831,253        117

   Contribution of PhoneFree cost investment from Major Shareholders ...       --       --       2,879,386         58

Private Placements of Common and Preferred Stock:

   Issuance of Common Stock ............................................       --       --       5,013,477        100

   Issuance of Series A Preferred Stock ................................    1,000       --              --         --

   Issuance of Series B Preferred Stock ................................    7,000       --              --         --

   Issuance of Series C Preferred Stock ................................   15,570       --              --         --

Conversion of Series A Preferred Stock .................................   (1,000)      --         200,000          4

Conversion of Series B Preferred Stock .................................   (2,500)      --         181,159          4

Acquisition of iGlobal .................................................       --       --       2,551,087         51

Acquisition of minority interest in affiliates .........................       --       --         312,027          7

Issuance of Common Stock for settlement of accounts payable ............       --       --         426,799          9

Issuance of Common Stock as payment for assets .........................       --       --         517,333         10

Intrinsic value of stock options .......................................       --       --              --         --

Amortization of deferred compensation ..................................       --       --              --         --

Imputed preferred dividend .............................................       --       --              --         --

Acquisition of call options to purchase treasury stock .................       --       --              --         --

Net loss ...............................................................       --       --              --         --
                                                                          -------    -----   -------------   --------
Balance, June 30, 2000 .................................................   20,070    $  --      51,989,745   $  1,041
                                                                          =======    =====   =============   ========


See accompanying notes to consolidated financial statements.

                             eVENTURES GROUP, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                         Common Stock to be Issued   Additional
                                                                         --------------------------    Paid-in       Accumulated
                                                                          Shares           Amount      Capital         Deficit
                                                                         --------         --------- -------------    -------------
Balance, June 30, 1997 .................................................       --           $  --   $      25,064    $    (375,707)

Gift of stock to employees .............................................       --              --          83,300               --

Net loss ...............................................................       --              --              --       (4,854,171)
                                                                          -------           -----   -------------    -------------
Balance, June 30, 1998 .................................................       --              --         108,364       (5,229,878)

Fair value of shares issued in connection with debentures ..............       --              --       2,000,000               --

Fair value of warrants granted in connection with debentures ...........       --              --         210,000               --

Cost investment in PhoneFree ...........................................       --              --       2,100,144               --

Net loss ...............................................................       --              --              --       (5,120,887)
                                                                          -------           -----   -------------    -------------
Balance, June 30, 1999 .................................................       --              --       4,418,508      (10,350,765)

Issuance of Common Stock in connection with the Initial Transaction

   Acquisition of AxisTel ..............................................       --              --      17,110,929               --

   Acquisition of eVentures ............................................       --              --          (2,980)              --

   Acquisition of 66.67% of e.Volve ....................................       --              --       8,540,159               --

   Net effect of the purchase of the remaining 33.33% of e.Volve .......       --              --      11,662,389               --

   Contribution of PhoneFree cost investment from Major Shareholders ...       --              --              --               --

Private Placements of Common and Preferred Stock:

   Issuance of Common Stock ............................................       --              --      63,202,526               --

   Issuance of Series A Preferred Stock ................................       --              --       1,000,000               --

   Issuance of Series B Preferred Stock ................................       --              --       6,997,500               --

   Issuance of Series C Preferred Stock ................................       --              --      15,469,985               --

Conversion of Series A Preferred Stock .................................       --              --              (4)              --

Conversion of Series B Preferred Stock .................................       --              --              (4)              --

Acquisition of iGlobal .................................................   71,513               1      85,352,234               --

Acquisition of minority interest in affiliates .........................       --              --       4,177,567               --

Issuance of Common Stock for settlement of accounts payable ............       --              --       7,888,592               --

Issuance of Common Stock as payment for assets .........................       --              --       9,571,060               --

Intrinsic value of stock options .......................................       --              --       3,311,250               --

Amortization of deferred compensation ..................................       --              --              --               --

Imputed preferred dividend .............................................       --              --      10,407,954      (10,407,954)

Acquisition of call options to purchase treasury stock .................       --              --        (200,000)              --

Net loss ...............................................................       --              --              --      (33,875,840)
                                                                          -------           -----   -------------    -------------
Balance, June 30, 2000 .................................................   71,513           $   1   $ 248,907,665    $ (54,634,559)
                                                                          =======           =====   =============    =============


                                                                                              Notes
                                                                                            Receivable
                                                                             Deferred          from
                                                                           Compensation     Shareholders          Total
                                                                           -------------    -------------    -------------
Balance, June 30, 1997 .................................................   $          --    $          --    $    (350,607)

Gift of stock to employees .............................................              --               --           83,300

Net loss ...............................................................              --               --       (4,854,171)
                                                                           -------------    -------------    -------------
Balance, June 30, 1998 .................................................              --               --       (5,121,478)

Fair value of shares issued in connection with debentures ..............              --               --        2,000,000

Fair value of warrants granted in connection with debentures ...........              --               --          210,000

Cost investment in PhoneFree ...........................................              --               --        2,100,144

Net loss ...............................................................              --               --       (5,120,887)
                                                                           -------------    -------------    -------------
Balance, June 30, 1999 .................................................              --               --       (5,932,221)

Issuance of Common Stock in connection with the Initial Transaction

   Acquisition of AxisTel ..............................................              --               --       17,111,177

   Acquisition of eVentures ............................................              --               --           (2,773)

   Acquisition of 66.67% of e.Volve ....................................              --               --        8,540,349

   Net effect of the purchase of the remaining 33.33% of e.Volve .......              --               --       11,662,506

   Contribution of PhoneFree cost investment from Major Shareholders ...              --               --               58

Private Placements of Common and Preferred Stock:

   Issuance of Common Stock ............................................              --               --       63,202,626

   Issuance of Series A Preferred Stock ................................              --               --        1,000,000

   Issuance of Series B Preferred Stock ................................              --               --        6,997,500

   Issuance of Series C Preferred Stock ................................              --               --       15,469,985

Conversion of Series A Preferred Stock .................................              --               --               --

Conversion of Series B Preferred Stock .................................              --               --               --

Acquisition of iGlobal .................................................              --       (1,048,872)      84,303,414

Acquisition of minority interest in affiliates .........................              --               --        4,177,574

Issuance of Common Stock for settlement of accounts payable ............              --               --        7,888,601

Issuance of Common Stock as payment for assets .........................              --               --        9,571,070

Intrinsic value of stock options .......................................      (3,311,250)              --               --

Amortization of deferred compensation ..................................       2,036,771               --        2,036,771

Imputed preferred dividend .............................................              --               --               --

Acquisition of call options to purchase treasury stock .................              --               --         (200,000)

Net loss ...............................................................              --               --      (33,875,840)
                                                                           -------------    -------------    -------------
Balance, June 30, 2000 .................................................   $  (1,274,479)   $  (1,048,872)   $ 191,950,797
                                                                           =============    =============    =============


See accompanying notes to consolidated financial statements.

                              eVENTURES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended June 30,
                                                                 --------------------------------------------
                                                                      2000           1999            1998
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................   $(33,875,840)   $ (5,120,887)   $ (4,854,171)
     Adjustments to reconcile net loss to net cash used in
        net operating activities:
        Depreciation and amortization ........................     10,007,859         957,966         105,044
        Other non-cash expenses ..............................      3,639,258       2,043,188         171,759
        Write-off accounts receivable ........................             --              --         615,232
        Write-off certain intangible assets ..................             --              --         420,000
        Equity in loss of affiliates .........................      5,236,183          33,776              --
        Change in operating assets and liabilities:
           Accounts receivable ...............................     (3,378,846)         98,293         (30,835)
           Prepaid expenses and other receivables ............     (1,302,900)        (18,593)         41,379
           VAT receivable ....................................        626,091      (2,611,318)        (44,775)
           Restricted cash ...................................      1,857,437      (1,107,437)             --
           Accounts payable ..................................      6,963,313       2,550,093       1,525,750
           Accrued other .....................................      2,404,151         301,695          75,495
           Accrued interest payable ..........................        195,012         369,751          13,412
           Customer deposits and deferred revenue ............     (1,531,471)      1,072,682         200,000
                                                                 ------------    ------------    ------------
Net cash used in operating activities ........................     (9,159,753)     (1,430,791)     (1,761,710)
                                                                 ------------    ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Deposits ................................................       (343,948)       (207,169)        (22,141)
     Proceeds from sale of available-for-sale securities .....             --         246,580          26,000
     Purchase of available-for-sale securities ...............             --              --        (277,057)
     Purchase of property and equipment ......................    (13,574,092)     (1,183,735)       (518,944)
     Investments in affiliates ...............................    (21,078,995)       (125,130)     (1,035,232)
     Transaction costs included in goodwill ..................       (490,011)             --              --
     Net cash acquired in acquisitions .......................        509,021              --              --
                                                                 ------------    ------------    ------------
Net cash used in investing activities ........................    (34,978,025)     (1,269,454)     (1,827,374)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock and preferred stock ............     86,670,169              --              --
     Payments on capital leases ..............................     (1,322,780)     (1,656,672)        (67,357)
     Repayment on notes payable, net of advances .............       (184,744)             --              --
     Purchase of call options ................................       (200,000)             --              --
     Issuance of notes receivable - affiliate ................       (100,000)             --              --
     Proceeds from the issuance of debentures ................             --       2,040,000       6,000,000
     Advances - shareholders .................................             --         (60,920)         60,920
                                                                 ------------    ------------    ------------
Net cash provided by financing activities ....................     84,862,645         322,408       5,993,563
                                                                 ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......................     40,724,867      (2,377,837)      2,404,479
CASH AND CASH EQUIVALENTS, beginning of year .................         39,379       2,417,216          12,737
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year .......................   $ 40,764,246    $     39,379    $  2,417,216
                                                                 ============    ============    ============


See accompanying notes to consolidated financial statements.

                              eVENTURES GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                  For the Year Ended June 30,
                                                                            --------------------------------------
                                                                                2000            1999        1998
                                                                            -------------   -----------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for:
        Interest .........................................................  $   1,349,592   $   376,000   $ 98,000
                                                                            =============   ===========   ========
        Taxes ............................................................  $          --   $        --   $     --
                                                                            =============   ===========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases .........................  $   3,951,829   $ 4,809,785   $862,518
                                                                            =============   ===========   ========

     Fair value of original issue discount on warrants
        granted pursuant to certain of the debentures ....................  $          --   $   210,000   $     --
                                                                            =============   ===========   ========

     Fair value of original issue discount on shares issued in
        connection with debt on July 1, 1998 .............................  $          --   $ 2,000,000   $     --
                                                                            =============   ===========   ========

     Goodwill arising from acquisitions settled
        through the issuance of stock ....................................  $ 115,530,069   $        --   $     --
                                                                            =============   ===========   ========

     Net assets of subsidiaries acquired through an issue of stock .......  $     197,169   $        --   $     --
                                                                            =============   ===========   ========

     Stock issued for settlement of accounts payable .....................  $   7,888,601   $        --   $     --
                                                                            =============   ===========   ========

     Stock issued for purchase of equipment and equipment maintenance ....  $   9,571,070   $        --   $     --
                                                                            =============   ===========   ========

     Stock issued for purchase of minority interest in affiliates ........  $   4,177,574   $        --   $     --
                                                                            =============   ===========   ========


See accompanying notes to consolidated financial statements.

                             eVENTURES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND NATURE OF BUSINESS

     Prior to September 22, 1999, eVentures Group, Inc. ("eVentures or the Company") was a publicly held company with no material operations. The Company was formerly known as Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September 1999, the Company acquired
     (i) all of the outstanding shares of AxisTel Communications, Inc. ("AxisTel"); (ii) approximately 66.7% of the outstanding shares of e.Volve Technology Group, Inc. ("e.Volve"); (iii) approximately 17% of the outstanding shares of PhoneFree.com, Inc. ("PhoneFree"); and (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest ("Notes"). In a related transaction, the remaining 33.3% of e.Volve was acquired by the Company in October 1999. All of the acquisitions and the purchase of the Notes were settled through the issuance of 26,827,552 shares of common stock of eVentures and are collectively referred to as the "Initial Transaction". Upon completion of the Initial Transaction, approximately 77% of the outstanding common stock of the Company was owned by three shareholders that are affiliated with each other, (the "Major Shareholders"). At June 30, 2000, the Major Shareholders owned approximately 53% of the outstanding common stock of the Company.

     Allocation of consideration given for the assets acquired in the Initial Transaction is as follows:

         Conversion of the Major shareholders options in AxisTel on September 22, 1999
              Cost of investment ..................................................................     $  3,497,662
              Net liabilities acquired ............................................................       (1,002,338)
                                                                                                        ------------
              Excess attributed to Goodwill .......................................................     $  4,500,000
                                                                                                        ============
         Purchase of 50% of AxisTel from AxisTel's founding shareholders on September 22, 1999
              Cost of investment ..................................................................     $ 12,459,657
              Net assets acquired .................................................................           99,532
                                                                                                        ------------
              Excess attributed to Goodwill .......................................................     $ 12,360,125
                                                                                                        ============
         Purchase of 1/3 of e.Volve on October 19, 1999
              Cost of investment ..................................................................     $ 11,662,506
              Net assets acquired .................................................................               --
                                                                                                        ------------
              Excess attributed to Goodwill .......................................................     $ 11,662,506
                                                                                                        ============

     The above represent the final purchase price allocations. Consideration given was recorded at the fair value of eVentures common stock.

     As a result of the assets acquired in the Initial Transaction and the subsequent acquisition of Internet Global Services, Inc. ("iGlobal", see
     Note 9), eVentures is a network services company providing transport, Internet access and value added communications services over a facilities-based network which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines.

2.   BASIS OF PRESENTATION

     Since eVentures had no material operations prior to the September 22, 1999 transaction, the acquisitions of the Major Shareholders' interests were accounted for as a recapitalization of e.Volve. The acquisitions of the remaining 50% of AxisTel and 33% of e.Volve were treated as purchases for accounting purposes. Accordingly, the historical financial statements presented through June 30, 1999 are those of e.Volve. The interests in PhoneFree and AxisTel contributed by the Major Shareholders' have been included from the date of investment. The financial statements as of and for the twelve months ended June 30, 2000 reflect the consummation of the reorganization, and therefore are the consolidated financial statements of eVentures and subsidiaries as of June 30, 2000 and for the period from September 22, 1999 through June 30, 2000. The subsequent acquisition of iGlobal has been incorporated from March 10, 2000, the date of acquisition. All significant inter-company accounts have been eliminated.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Accounting for Ownership in Subsidiaries

     The Company accounts for its ownership interests in subsidiaries under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on eVentures' voting interest in the subsidiary, as well as eVentures' degree of influence over each of the subsidiaries.

     Consolidation. Companies in which eVentures directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary's accounts are reflected within eVentures' Consolidated Statements of Operations. Participation of other subsidiary shareholders, if any, in the earnings or losses of a consolidated subsidiary is reflected in the caption "Minority interest" in the Consolidated Statements of Operations. Minority interest, if any, adjusts the consolidated net results of operations to reflect only eVentures' share of the earnings or losses of the consolidated subsidiary. As of June 30, 2000, eVentures owned 100% of the outstanding common stock of all subsidiaries accounted for under the consolidation method of accounting, and as a result there is no minority interest in the Consolidated Statements of Operations. The wholly owned subsidiaries as of June 30, 2000 are AxisTel, e.Volve and iGlobal.

     Equity Method. Subsidiaries whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with eVentures' holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within the Consolidated Statements of Operations. The Company's proportionate share of each affiliate's operating earnings and losses and the amortization of the Company's net excess investment over its equity in each affiliate's net assets are included in the caption "Equity in loss of affiliate" in the Consolidated Statements of Operations.

     Cost Method. Subsidiaries not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, eVentures' share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations. In certain cases, the Company has representation on the board of directors of the subsidiaries accounted for under the cost method.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2000 cash equivalents totaled $39.4 million and consisted of a money market account. The Company maintains the majority of its cash and cash equivalents with one financial institution.

     Deposits

     Deposits represent security deposits for facility leases, advance payments to vendors for the purchase of property and equipment and services to be provided.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. As of the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

     Goodwill

     Goodwill arising from the excess of cost over net assets of businesses acquired by the Company (see Notes 1 and 9) is amortized on a straight-line basis over periods ranging from five to ten years.

     Long-lived Assets

     The Company's long-lived assets consist of goodwill and property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. During the year ended June 30, 1998, the Company recorded impairment losses on certain property and equipment totaling $278,324. No impairment losses were recorded in fiscal years 1999 and 2000. Impairment losses are recorded as a component of selling, general and administrative expenses.

     Revenue Recognition and Customer Deposits

     Revenues for communication services are recorded based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

     Internet access subscription service revenues are recognized over the period that services are provided.

     Server collocation service revenues are recognized ratably over the contractual period.

     Foreign Currency Gain or Loss

     The financial statements of a wholly-owned subsidiary formed for the purpose of transacting business in Mexico, are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to remeasure monetary assets and liabilities and historical rates of exchange are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates which approximate the rates in effect on the transaction dates.

     Gains and losses resulting from this remeasurement process are recognized currently in the consolidated statement of operations. During fiscal 2000, 1999 and 1998, there were no significant gains or losses with respect to this remeasurement process.

     Certain transactions are conducted in Mexican pesos and are remeasured at the time in which the services are rendered to the Company and are settled in U.S. dollars. Transaction foreign currency gains and losses are recognized as incurred.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

     Stock Based Compensation

     The FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to follow APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

     Earnings Per Share

     The FASB issued Statement of Financial Accounting Standards ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for fiscal 2000 also includes 71,513 shares to be issued which were outstanding from March 10, 2000. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of 67% of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire period.

     Comprehensive Income (Loss)

     The FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income (loss) as well as certain items that are reported directly within a separate component of stockholders' deficit and bypass net loss. The Company adopted the provisions of this statement in Fiscal 1998. These disclosure requirements had no impact on the Company's financial statements.

     Fair Value of Financial Instruments

     The carrying value of financial instruments approximated fair value as of June 30, 2000 and 1999 due to either short maturity or terms similar to those available to similar companies in the open market.

     Segment Information

     In the fiscal year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. The Company has determined that it operates in one reportable segment.

     Effect of New Accounting Pronouncements

     In June 1998, the FASB, issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The adoption is not expected to materially impact the results of operations, financial position and financial statement disclosures in the period in which it is adopted, and is not expected to have a significant impact on future financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000 with retroactive application to the beginning of our fiscal year. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

     In March 2000, the Emerging Issues Task Force, or EITF, published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. eVentures will be required to adopt EITF Issue No. 00-2 in its first fiscal quarter, beginning after June 30, 2000. eVentures does not expect the adoption of EITF Issue No. 00-2 to have a material impact on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operations.

     Accounting Estimates

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

     Reclassifications

     Certain prior year balances have been reclassified to be consistent with fiscal 2000 presentation.

4.   GOODWILL AND OTHER INTANGIBLES

     At June 30, 2000, goodwill and other intangibles is comprised of the following:

         Goodwill arising from the Initial Transaction
              Conversion of Major Shareholders options in AxisTel ...     $   4,500,000
              Purchase of 50% of AxisTel ............................        12,360,125
              Purchase of 1/3 of e.Volve ............................        11,662,506
         Goodwill arising from the acquisition of iGlobal ...........        87,446,044
                                                                          -------------
                                                                            115,968,675
         Less:  Accumulated amortization ............................        (7,513,941)
         Other, net .................................................           184,752
                                                                          -------------
                                                                          $ 108,639,486
                                                                          =============


5.   VAT RECEIVABLE

     VAT is a tax similar in nature to a sale and/or use tax. VAT is assessed by vendors operating in foreign countries, specifically Mexico. The tax is paid by the Company directly to the assessing vendor who remits the tax to the Mexican Taxing Authority ("MTA"). Based on an injunction received from the MTA, the Company is exempt from incurring this tax. As of June 30, 2000 and 1999, VAT receivable consists of amounts due from either the assessing vendor or MTA (as applicable).

6.   RESTRICTED CASH

     Restricted cash at June 30, 2000 represents amounts received pursuant to a pending insurance claim. At June 30, 1999, restricted cash consisted of two certificates of deposits (including accrued interest) that served as collateral on a certain letter of credit totaling $1,061,000. As of June 30, 1999, no amounts were drawn down on such letter of credit. The full amount of the letter of credit was drawn down on October 5, 1999 and repaid by December 31, 1999.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                       June 30,
                                                              Useful        ------------------------------
                                                               Life             2000              1999
                                                            -----------     ------------      ------------

         Leasehold improvements ......................                *     $  1,557,040      $    257,217
         Network equipment under capital leases ......         2-10 Yrs       13,322,232         5,985,121
         IRU fiber optic circuit .....................           20 Yrs       15,365,000                --
         Other network equipment .....................          3-5 Yrs        7,314,911           751,512
         Furniture and fixtures ......................          3-7 Yrs        1,075,176            10,552
                                                                            ------------      ------------

                                                                              38,634,359         7,004,402
         Accumulated depreciation and amortization ...                        (3,215,239)         (784,528)

                                                                            ------------      ------------
                                                                            $ 35,419,120      $  6,219,874
                                                                            ============      ============

     * Respective lease term, ranging from 17 months to 5-years.

     During the years ended June 30, 2000, 1999, and 1998, depreciation and amortization expense totaled $2,493,918, $957,966, and $105,044, respectively.

     Property and equipment included assets under capital leases at June 30, 2000 and 1999 with a cost of $13,322,232 and $5,985,121, respectively, and accumulated amortization of $2,196,404 and $664,905, respectively.


8.   INVESTMENTS IN AFFILIATES

     The Company has minority investments in the following Internet and communications companies:

                                                                                                           BALANCE AT JUNE 30,
                                                         % OWNERSHIP *               ACCOUNTING      ------------------------------
            ACCOUNTING COMPANY NAME                 COMMON          PREFERRED          METHOD             2000             1999
            -----------------------             -------------     -------------     -------------    -------------    -------------
     PhoneFree ..............................            16.3%             31.7%    Equity / Cost    $  11,897,831    $   2,100,144
     ORB Communications & Marketing, Inc. ...            19.0%            100.0%    Equity               7,713,650               --
     FonBox, Inc. ...........................            14.0%             68.2%    Equity / Cost        2,034,632               --
     Launch Center 39 ("LC39") ..............             0.0%              2.1%    Cost                 1,000,000               --
     Callrewards ............................             0.0%            100.0%    Equity                 727,077               --
     Spydre Labs ............................             5.0%              0.0%    Cost                        --               --
     10-K Wizard ............................             5.0%              0.0%    Cost                        --               --
     Innovative Calling Technologies, LLC ...            50.0%              0.0%    Equity                      --           91,354
                                                                                                     -------------    -------------
                                                                                                     $  23,373,190    $   2,191,498
                                                                                                     =============    =============

     * The percentage ownership reflects eVentures' ownership percentage at June 30, 2000.

     At June 30, 2000, the Company had net excess investments ("implied goodwill") over its equity in the net assets of ORB and Fonbox of $8,931,721 and $433,790, respectively. The implied goodwill is being amortized over 5-years. Amortization of the implied goodwill is included in equity in loss of affiliates.

     In June 1999, the Company acquired 21% of the common stock of PhoneFree and accounted for its investment using the cost basis of accounting. Subsequently, the Company's ownership interest was diluted to 17% due to the sale of common stock by PhoneFree in July of 1999 and was diluted further to 16% due to a sale of common stock by PhoneFree in December of 1999. On January 1, 2000, primarily as a result of board representation, the Company gained significant influence over the financial and operating activities of PhoneFree which resulted in a change to the equity basis of accounting for its investment in PhoneFree.

     On March 3, 2000, the Company loaned $3,000,000 to PhoneFree under a bridge loan due September 1, 2000 bearing interest at 7%. PhoneFree had the option to repay the bridge loan at any time, subject to the Company's right to convert it into PhoneFree common stock. The Company had the ability to convert the bridge loan into PhoneFree common stock if PhoneFree raised equity capital from other investors on or before August 31, 2000 at a price equal to 95% of the per share subscription price in such equity capital raise. In connection with the bridge loan, the Company also received a four-year warrant to purchase 240,000 shares of PhoneFree at a price equal to 110% of the conversion price of the bridge loan. PhoneFree may not call the warrants. The warrants have been valued at $829,092 using the Black-Scholes model, which the Company recorded as a deferred credit (decrease in the note receivable) and an additional investment in PhoneFree. Amortization of the premium is included in interest income in the statement of operations. PhoneFree raised equity capital from other investors in May 2000.

     On May 4, 2000, the Company made an investment of $10,000,000 in cash and converted the $3,000,000 bridge loan and related interest receivable of $35,671 into 1,856,199 shares of PhoneFree's Series A Cumulative Convertible Preferred stock. The remaining deferred credit was recognized as interest income at the time the loan was converted. The Company received a warrant to purchase 100,000 shares at $7 per share in conjunction with the $10,000,000 investment.

     PhoneFree meets the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act. Summarized financial information for PhoneFree after the elimination of any intercompany transactions with eVentures as of and for the six-months ended June 30, 2000 is as follows:


          Financial position information:
            Current assets ..............................     $ 29,004,063
            Non-current assets ..........................        1,275,861
            Current liabilities .........................        5,397,169
            Non-current liabilities .....................               --
            Net assets ..................................       24,882,755
         Income statement information:
            Gross revenues ..............................          424,185
            Gross profit ................................           74,371
            Loss from operations ........................      (22,447,167)
            Net loss ....................................      (22,698,298)

            eVentures equity in PhoneFree's net loss ....     $ (4,067,078)

     During fiscal 2000, the amount of equity loss recorded for PhoneFree reduced eVentures' common stock investment account of PhoneFree to zero and wrote-off implied goodwill of $1,273,482. Pursuant to EITF 99-10, the Company continued to recognize its proportionate share of losses according to its percentage ownership of outstanding preferred stock.

     On May 26, 2000, the Company acquired 19% of the outstanding common stock and 100% of the outstanding preferred stock of ORB for a combination of $4,500,000 in cash and 284,167 shares of the Company's common stock.

     On November 23, 1999, the Company acquired 500,000 shares of Series A preferred stock of Fonbox, representing approximately 22.7% of the outstanding preferred stock of Fonbox, for $500,000. Pursuant to an option granted in connection with the initial investment in Fonbox, on January 31, 2000, the Company purchased an additional 1,000,000 newly issued shares of Series A preferred stock for $1,000,000. In addition, on January 31, 2000, the Company acquired 350,000 shares of common stock of Fonbox from each of Spydre Zeta LLC and NetProvide Ltd. in exchange for an aggregate of 27,860 shares of the Company's common stock. At this time it was determined that the Company had significant influence over the operations of Fonbox resulting in a change to the equity basis of accounting. As of June 30, 2000, the Company owns 14% of the outstanding common stock and 68% of the outstanding preferred stock of Fonbox.

     On January 28, 2000, the Company purchased 100,000 Series A Preferred Units of LC 39 representing approximately 2% of the equity and voting interests of LC39 for $1,000,000.

     On February 11, 2000, the Company purchased, for $750,000, a 30% ownership interest in CallRewards. Subsequent to year-end, CallRewards was merged with a subsidiary of PhoneFree. eVentures received 103,340 shares of PhoneFree common stock in exchange for eVentures' equity interest in CallRewards and as repayment of $100,000 advanced to CallRewards pursuant to a note agreement during fiscal 2000.

     On February 18, 2000, through its subsidiary, eVentures Latin America, the Company acquired a 5% interest in Spydre Labs, a pan-regional Internet incubator that accelerates early stage technology companies in Latin America and the U.S. Hispanic market in exchange for 5% of the outstanding equity securities of eVentures Latin America.

9. ACQUISITIONS

     On March 10, 2000, the Company issued an aggregate of 2,551,087 shares of common stock to the stockholders of iGlobal in exchange for all of the outstanding voting securities of iGlobal. In connection therewith, a total of 385,876 warrants and 580,678 options to purchase shares of common stock of iGlobal were converted into an aggregate of 139,378 warrants and 209,732 options to purchase shares of eVentures' common stock pursuant to the terms of each agreement. Allocation of consideration given for the purchase of 100% of iGlobal is as follows:


         Cost of investment ..........................     $ 85,352,404
         Add: Net liabilities acquired ...............        1,655,034
                                                           ------------
         Excess attributed to goodwill ...............     $ 87,007,438
                                                           ============

     The above number represents the final purchase price allocation. In addition to the amounts presented above, the Company incurred $438,606 in transaction costs, which have been capitalized in Goodwill. See Note 17 for pro forma financial results.

     iGlobal is a domestic VOIP network company offering value added services.

10.  NOTES PAYABLE

     iGlobal has a credit facility with Cisco Systems Credit Corporation for $12,000,000. The financing is divided into three categories: Tranche A, B and C. Under Tranche A, a maximum of $8,000,000 may be borrowed to purchase networking hardware from the vendor. Under Tranche B, an additional $2,000,000 may be used for costs associated with the integration and installation of the vendor's hardware, and under Tranche C $2,000,000 may be used for working capital purposes.

     The credit agreement has a remaining 57-month term. Interest is payable quarterly at a spread of 600 basis points above the three-month London Interbank Offered Rate ("LIBOR"). The outstanding principal balance at June 30, 2000 was $3,669,488. Interest expense of $78,000 related to this note is included in the statement of operations for the year ended June 30, 2000. The three-month LIBOR rate at June 30, 2000 was 6.77%. Principal maturities for the credit agreement by year are as follows:


         For the year ended June 30,
         2001 ..............................     $  229,343
         2002 ..............................        917,372
         2003 ..............................        917,372
         2004 ..............................        917,372
         2005 ..............................        688,029
                                                 ----------
                                                 $3,669,488
                                                 ==========

     Under the terms of the credit agreement, iGlobal is required to meet certain financial covenants on a quarterly and annual basis. At June 30, 2000, iGlobal was in compliance with all debt covenants.

     Also included in Notes Payable is an unsecured promissory note with a former officer of iGlobal in the amount of $245,000 bearing interest at 6.5%. Payment of the note and accrued interest is due upon the infusion of equity capital of $5.0 million into iGlobal subsequent to the date of the note and therefore has been classified as long term.


11.  OBLIGATIONS UNDER CAPITAL LEASES

     The Company is a lessee under certain non-cancelable capital leases, which are secured by certain property and equipment (see Note 7). Terms of the leases call for monthly payments ranging from $98 to $48,087, including implicit rates ranging from 10.0% to 15.4% per annum. Future minimum lease payments under capital leases are as follows:


         For the year ended June 30,                           2000
                                                           ------------
         2001 ........................................     $  5,423,837
         2002 ........................................        2,815,972
         2003 ........................................        1,866,192
         2004 ........................................        1,360,250
         2005 ........................................          535,268
                                                           ------------
                                                             12,001,519
         Amount representing interest ................        1,517,615
                                                           ------------
         Present value ...............................       10,483,904
         Current portion .............................        4,703,053
                                                           ------------
         Long-term obligation under capital leases ...     $  5,780,851
                                                           ============

12.  DEBENTURES

     During fiscal 1999 and 1998, the Company issued debentures aggregating $8,040,000 to the Major Shareholders. The debentures bore interest at 8% per annum, and generally matured within a two-year period. As part of the Initial Transaction (see Note 1), the Major Shareholders or predecessors in interest that owned such debentures sold their related notes receivable from e.Volve to eVentures and, as a result, debentures are reflected as long-term liabilities on the June 30, 1999 balance sheet. In December 1999, the debentures were eliminated through the use of inter-company payable and receivable accounts between e.Volve and eVentures and the remaining $917,615 of unamortized debt discount was written off.

13.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is a lessee under certain non-cancelable operating leases. Terms of the leases call for monthly payments ranging from $260 to $96,007. Future minimum lease payments under these non-cancelable operating leases are as follows:

          For the year ended June 30,

          2001.........................$    3,184,422
          2002 .........................    2,884,621
          2003 .........................    1,852,360
          2004 .........................    1,178,540
          2005 .........................      552,627
                                           ----------
                                           $9,652,570
                                           ==========

     During the years ended June 30, 2000, 1999 and 1998, the Company incurred rental expense of $2,574,896, $4,555,513 and $1,346,968, respectively, pursuant to the operating leases detailed above.

     Litigation

     The Company is a defendant in an arbitration suit to determine the amount, if any, owed pursuant to an agreement for consulting services in Syria. The Company intends to vigorously defend any claims asserted against it.

     On April 17, 2000 the Company filed a lawsuit captioned, e.Volve Technology Group, Inc. and eVentures Group, Inc. v. United Technology Systems, Inc. d/b/a Uni-Tel. In the lawsuit, the Company alleges Uni-Tel breached the terms of a joint venture agreement to operate a telecommunications network between the United States and India. The Company alleges damages in excess of $10,000,000. Subsequent to the Company filing the lawsuit, Uni-Tel filed a lawsuit against e.Volve alleging breach of contract and damages in excess of $5,000,000. The Company intends to vigorously defend any claims asserted against it.

     The Company is involved in other litigation arising out of the ordinary course of business.

     Management believes that none of the litigation matters in which the Company is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

     Employment Agreements

     The Company has entered into multi-year employment agreements or management contracts with thirteen of its senior executives. These agreements mature at various times through April 2003 and provide for annual salaries ranging between $100,000 and $200,000. In addition, certain of these employees were granted options to purchase eVentures' common stock. These options, if exercised, would represent the right to purchase 11,750,000 shares of common stock at various exercise prices ranging from $2.50 to $28.50 per option.

     Vendor Agreement

     The Company signed a purchase commitment dated February 26, 1999 with Qwest Communications Corporation ("Qwest") for the purchase of services. This agreement is for a three-year term and requires annual purchase minimums of $1,800,000. Under the agreement the Company is liable for under-utilization charges, generally equal to the purchase minimum less actual usage. Early termination charges are equal to the current year's under-utilization plus 35% of the remaining annual commitments. Subsequent to year-end, Qwest waived the minimum purchase level for the initial 18-months of the agreement.

     The Company signed a purchase commitment dated November 16, 1999 with Cable and Wireless for the purchase of services. This agreement is for a term of 3-years and requires monthly purchase minimums. Under the agreement, the Company is liable for under-utilization charges generally equal to the purchase minimum less actual usage. The term of the agreement has been amended to expire in August 2003. The minimum purchase commitment for fiscal year 2002, 2003 and 2004 are $12,175,000, $34,625,000 and
     $8,500,000, respectively.

     Capital Commitment

     The Company has a commitment to invest an additional $2.5 million in ORB upon ORB achieving certain defined operating criteria.

14.  CUSTOMER AND VENDOR CONCENTRATIONS

     The Company has concentrations of credit risk related to customers, and vendors as follows:

     Customer Concentrations

     During fiscal 2000, sales to Qwest represented 68% of total revenues, no other one customer represented greater than 10% of total revenues. As of June 30, 2000, there was no amount due from Qwest.

     During fiscal 1999, revenues from Qwest, RSL Communications, Inc. and Star Communication, Inc. ("Star") represented 65%, 18%, and 16% of the Company's total revenues. During fiscal 1998 two customers, Total Communications, Inc. and Star, represented approximately 90% of the Company's total revenues.

     Vendor Concentrations

     During fiscal 2000, the Company purchased 55% of its carrier and termination costs from two major vendors. During fiscal 1999 and 1998, the Company purchased 92% and 75% of its carrier and termination costs from one major vendor.

15.  INCOME TAXES

     There is no provision for income tax expense since the Company incurred net losses for all periods presented.

     At June 30, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $34.2 million. Due to limitations on the annual amount of NOLs which can be utilized if certain changes in ownership occur, the Company's ability to utilize the NOLs generated from operations prior to the Initial Transaction may be limited. The NOLs expire in years through 2019.

     Deferred tax assets and liabilities for fiscal 2000 and fiscal 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at June 30, 2000 and June 30, 1999 are as follows:


                                                                                    2000            1999
                                                                                ------------    -------------
Deferred tax assets:
    Net operating loss carryforwards .....................................      $ 12,646,085    $  2,225,980
    Accrued expenses .....................................................           327,080              --
    Accounts receivable reserves .........................................           339,811              --
    Investment basis difference ..........................................         1,919,160              --
                                                                                ------------    ------------
                Total gross deferred tax assets ..........................        15,232,136       2,225,980
    Less valuation allowance .............................................       (14,312,505)     (2,225,980)
                                                                                ------------    ------------
                Deferred tax assets, net of valuation allowance...........           919,631              --
                                                                                ------------    ------------

Deferred tax liabilities:
    Accelerated depreciation .............................................           851,272              --
    Other ................................................................            68,359              --
                                                                                ------------    ------------
                Total gross deferred tax liabilities .....................           919,631              --
                                                                                ------------    ------------

                Net deferred tax assets ..................................      $         --    $         --
                                                                                ============    ============

     Net deferred tax assets at June 30, 2000 and June 30, 1999 have been fully offset by valuation allowances due to the lack of certainty as to the ultimate realization of any benefits resulting from such NOLs. Deferred tax assets resulting from net operating losses include $3,455,046 relating to NOLs the Company acquired through acquisitions.

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                         2000                       1999                         1998
                                               ------------------------   ------------------------     ------------------------
Statutory federal income tax ................  $ 11,856,545        35%    $  1,741,102          34%    $  1,650,418          34%
State tax rate, net of federal ..............       677,517         2%              --          --               --          --
Non-deductible expense ......................    (3,902,583)      (11)%             --          --               --          --
NOLs acquired ...............................     3,455,046        10%              --          --               --          --
Increase in valuation allowance .............   (12,086,525)      (36)%     (1,741,102)        (34)%     (1,650,418)        (34)%
                                               ------------    ------     ------------    --------     ------------    --------
Effective rate, net .........................  $         --        --     $         --          --     $         --          --
                                               ============    ======     ============    ========     ============    ========

16.  STOCKHOLDERS' EQUITY (DEFICIT)

     Pursuant to the Amended and Restated Certificate of Incorporation of eVentures Group, Inc. dated April 4, 2000, the Company is authorized to issue 80,000,000 shares, consisting of (i) 75,000,000 shares of Common Stock, par value $0.00002 per share, and (ii) 5,000,000 shares of Preferred Stock, par value $0.00002 per share.

     Common Stock

     At June 30, 2000, the Company had 51,989,745 shares of Common Stock issued and outstanding. For the period ended June 30, 1999, the Company had common stock with a $.01 par value, 3,600 shares authorized, issued and outstanding.

     Preferred Stock

     The board of directors is authorized to establish and designate series of Preferred Stock, to fix the number of shares constituting each series, and to fix the designations and the preferences, limitations, and relative rights, including voting rights, of the shares of each series. At June 30, 2000 Preferred Stock consisted of the following:

          Series A Convertible Preferred Stock ($.00002 par value, 5,000 shares authorized, 0 shares issued and outstanding) Holders of Series A Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series A Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders.

          Series B Convertible Preferred Stock ($.00002 par value, 25,000 shares authorized, 4,500 shares issued and outstanding) Holders of Series B Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series B Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A Convertible Preferred Stock.

               7,000 shares of Series B convertible Preferred Stock were issued on November 19, 1999, November 26, 1999 and December 15, 1999 at a price of $1,000 per share. The shares are convertible into common shares at a price of $13.80 per share, subject to certain anti-dilution adjustments. On March 13, 2000, 2,500 shares of Series B Preferred Stock were converted to 181,159 shares of common stock.

          Series C Convertible Preferred Stock ($.00002 par value, 30,000 shares authorized, 15,570 shares issued and outstanding) Holders of Series C Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series C Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A and Series B Convertible Preferred Stock.

               15,570 shares of Series C Convertible Preferred Stock were issued in a series of transactions closed between January 6 and February 10, 2000 to 8 accredited investors, at a price of $1,000 per share. The shares are convertible into Common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments.

     As a result of the beneficial conversion rates applied to the Series B and Series C Preferred Stock, the Company recorded an imputed non-cash preferred dividend totaling $10,407,954 in fiscal 2000.

     Stock Options

     On September 22, 1999 as part of the Agreement and Plan of Reorganization entered into in connection with the Initial Transaction (see Note 1), the Company adopted a new share option plan, the 1999 Omnibus Securities Plan, (the "Plan") for its employees, officers, directors and consultants. The share option plans of e.Volve and AxisTel were terminated. The Plan provides for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by the Company's board of directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the Plan is 15% of the total outstanding common stock, provided that no more than 4 million options can be "incentive" stock options. Additionally, during fiscal 2000 the Company issued options outside of the Plan.

     A summary of activity for the year ended June 30, 2000 is presented below:

                                                     PLAN               NON-PLAN
                                             -------------------  ---------------------
                                                        WEIGHTED              WEIGHTED
                                                        AVERAGE               AVERAGE
                                              NUMBER    EXERCISE   NUMBER     EXERCISE
                                             OF SHARES   PRICE    OF SHARES    PRICE
                                             --------- ---------  ---------  ----------
Options Granted
    At Fair Market Value .................   3,282,997   $15.34   9,493,000   $   22.89
    Below Fair Market Value ..............     766,666     8.13     191,574       12.00
Options Exercised ........................          --       --          --          --
Options Expired ..........................          --       --          --          --
                                             ---------   ------   ---------   ---------
Options Outstanding at June 30, 2000 .....   4,049,663   $13.98   9,684,574   $   22.68
                                             =========   ======   =========   =========

Options exercisable at June 30, 2000 .....     450,000   $11.50          --   $     --
                                             =========   ======   =========   =========

Weighted average fair value of
    options granted during the year ......               $ 8.14               $   17.66
                                                         ======               =========

     At June 30, 2000, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

                                                                        WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                OPTION PRICE                EXERCISE                    REMAINING
                     NUMBER OF SHARES              RANGE                     PRICE                  CONTRACTUAL LIFE
                     ----------------         ----------------          -----------------           -----------------
PLAN                       408,332            $ 2.50 to $ 5.00               $ 3.52                     9.23 years
                         2,391,667            $ 5.01 to $10.00               $ 9.83                     9.24 years
                            93,164            $10.01 to $15.00               $14.42                     9.37 years
                           201,500            $15.01 to $20.00               $17.88                     9.96 years
                           100,000            $20.01 to $25.00               $23.50                     9.60 years
                           855,000            $25.01 to $28.50               $28.50                     9.71 years

NON-PLAN                   191,574            $10.01 to $15.00               $12.00                     9.69 years
                           200,000            $15.01 to $20.00               $18.00                     9.80 years
                         9,293,000            $20.01 to $25.00               $23.00                     9.76 years

     The Company follows APB 25 in accounting for its stock options, and, accordingly, recorded deferred compensation of $3,311,250 equal to the intrinsic value of options granted to employees that had an exercise price lower than the market price of the underlying stock on the day of the grant. The deferred compensation is being amortized over the related vesting periods and the amortization is included in selling, general and administrative expenses in the statement of operations. During fiscal 2000 amortization of deferred compensation totaled $2,036,771. At June 30, 2000 the Company had $1,274,479 in remaining deferred compensation.

     The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock Based Compensation." SFAS 123 requires pro forma information be presented as if the Company had accounted for the stock options granted during fiscal 2000 using the fair value method. The fair value for these options was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                Expected volatility........60.0%
                Risk-free interest rate.....6.1%
                Dividend yield..............0.0%
                Expected life (years).......8.3

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information relative to the Plan is as follows:

PRO FORMA NET LOSS                                                         FISCAL 2000
                                                                          -------------
      Net loss available to common shareholders as reported.............  $(44,283,794)
      Additional compensation expense under SFAS 123....................   (17,471,952)
                                                                          ------------

                                                                          $(61,755,746)
                                                                          ============
      Pro forma net loss per share......................................  $      (1.64)


     The share option plan of e.Volve was terminated as part of the Agreement and Plan of Reorganization entered into in connection with the Initial Transaction (see Note 1). The pro forma information relative to the options outstanding pursuant to e.Volve's share option plan at June 30, 1999 is as follows:

PRO FORMA NET LOSS                                                        FISCAL 1999
                                                                          -----------
      Net loss as reported..............................................  $(5,120,887)
      Additional compensation expense under SFAS 123....................     (453,000)
                                                                          -----------
                                                                          $(5,573,887)
                                                                          ===========

      Pro-forma net loss per share......................................  $     (0.49)

     Common Stock Issued in Settlement of Accounts Payable

     During fiscal 2000, the Company issued 426,799 shares of common stock to three vendors for settlement of accounts payable. The shares were issued at a discount below market value and resulted in a charge to selling, general and administrative expense of $2,764,026.

     Warrants and Options Issued in Connection with the iGlobal Acquisition

     In connection with the iGlobal acquisition on March 10, 2000, the Company issued 139,378 warrants to purchase shares of common stock of the Company to holders of iGlobal warrants. The warrants have exercise prices of $0.01384 and $9.6899 and expire in fiscal years 2004 through 2006. The fair value of the warrants on March 10, 2000 of $3,829,325 has been included in the initial cost of the iGlobal acquisition. Additionally, the Company issued 209,732 options to purchase eVentures stock in exchange for fully vested options of iGlobal. The fair value of the options on March 10, 2000 of $5,467,561 has also been included in the initial cost of the iGlobal acquisition. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model.

     Call Options

     During fiscal 2000, eVentures entered into Issuer Stock Option Agreements ("Call Options") with two senior officers of the Company. The Call Options grant eVentures the option to acquire a combined 700,000 shares of common stock of the Company at exercise prices of $15 to $20 per share based on the date exercised. The Call Options expire in September 2001. The Company has accounted for the purchase of the Call Options as an equity instrument and, accordingly, recorded a reduction to additional paid in capital of $200,000, the combined purchase price of the call options.

17.  RELATED PARTY TRANSACTIONS

     Sales to Affiliates

     During fiscal 2000, sales to PhoneFree and ICT totaled $155,461 and $47,225, respectively.

     Administrative Expenses

     In September 1999, the Company entered into a Management Services Agreement with HW Partners to perform various operational and administrative services for eVentures. Barrett Wissman, eVentures' President, is the sole manager of HW Partners. eVentures incurred $105,525 in expense pursuant to this agreement during fiscal 2000.

     In February 2000, eVentures paid a former majority shareholder of e.Volve $105,000 for consulting services.

     During the years ended June 30, 1999 and 1998, the Company shared office space, payroll and certain other administrative expenses with a related party. The Company paid $156,597 and $676,227 for the years ended June 30, 1999, and 1998 respectively, with respect to such expenses.

     Notes Receivable From Shareholders

     In March 2000, 15 employees of iGlobal exercised 524,436 options to purchase common stock of iGlobal by the use of a note payable to iGlobal. The aggregate notes receivable of $1,048,872 bears interest at 8.5%, are payable on April 15, 2001, are secured by the common stock of eVentures received in the acquisition (189,426 common shares), and are fifty percent (50%) personally guaranteed by each maker.

     Notes Receivable From Affiliate

     During June 2000, eVentures advanced $100,000 to CallRewards pursuant to two promissory notes. The promissory notes are due on demand and bear interest at the prime rate plus 1.25%. The prime rate at June 30, 2000 was 9.5%. Subsequent to year-end, as a result of CallRewards merging with a subsidiary of PhoneFree, these notes were converted into additional shares of PhoneFree (see Note 8).

     Equipment Purchase

     On April 3, 2000, in connection with the relocation of eVentures' corporate offices, eVentures entered into a letter agreement with certain of its executive officers for leasehold improvements, fixtures and other costs associated with the finish out of eVentures' new offices. The total payment pursuant to this letter agreement was $1.5 million, representing the actual costs paid by these executive officers for such items.

18. PRO FORMA FINANCIAL DATA (UNAUDITED)

     In September and October 1999, the Company acquired all of the outstanding shares of AxisTel and the remaining 33.3% of e.Volve (see Note 1). On March 10, 2000 the Company acquired 100% of iGlobal (see Note 9).

     Set forth below is the Company's unaudited pro forma condensed statement of operations for the fiscal years ended June 30, 2000 and 1999 as though the above transactions had occurred on July 1, 1998:

                                                                  For the Year Ended June 30,
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ------------    -----------
Revenues...................................................       $  62,149,705   $ 36,661,823
Net loss available to common shareholders..................       $ (61,306,411)  $(32,400,283)
Net loss per share.........................................       $       (1.18)  $      (0.71)

     The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the transactions referred to above occurred on July 1, 1998, respectively, or of future results.

                             eVENTURES GROUP, INC.
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                              BALANCE     CHARGED                  BALANCE
                                                AT        TO COSTS                    AT
                                             BEGINNING      AND       DEDUCTIONS/   END OF
                                             OF PERIOD    EXPENSES     WRITEOFFS    PERIOD
                                             ---------   ----------   -----------  --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year ended June 30, 1998.............      $    --      $     --     $      --   $     --
  Year ended June 30, 1999.............      $    --      $ 12,170     $ (12,170)  $     --
  Year ended June 30, 2000.............      $    --      $793,900     $      --   $793,900

                                INDEX TO EXHIBITS

                                                                                                  FILED
 EXHIBIT NUMBER                             DESCRIPTION                                          HEREWITH
 --------------                             -----------                                          --------

      4.8         Registration Rights Agreement, dated as of May 26, 2000, by and                   X
                  among eVentures Group, Inc., Andrew Pakula and Laura Berland.

      4.9         Registration Rights Agreement, dated as of June 16, 2000,                         X
                  between eVentures Group, Inc. and U.S. Telesource.

     10.26        Letter Agreement, dated April 3, 2000, between Marcus &                           X
                  Partners, L.P. and eVentures Group, Inc.

     10.44        Employment Agreement, dated as of March 10, 2000, between IGS                     X
                  Acquisition Corporation and David N. Link.  (compensatory
                  agreement)

     10.49A       Form of New Directors and Officers Indemnification Agreement                      X

     10.49B       Schedule of Parties to New Directors and Officers                                 X
                  Indemnification Agreement.

     10.50A       Form of Incumbent Directors and Officers Indemnification
                  Agreement.                                                                        X

     10.50B       Schedule of Parties to Incumbent Directors and Officers
                  Indemnification Agreement.                                                        X

      21.1        Subsidiaries of eVentures Group, Inc.                                             X

      23.1        Consent of BDO Seidman, LLP                                                       X

       24         Power of Attorney                                                                See
                                                                                                Signature
                                                                                                  pages

      27.1        Financial Data Schedule                                                           X