Form 10-Q
period 2000-09-30
EVENTURES GROUP INC
filed 2000-11-14
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
         (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

On November 6, 2000, 51,989,042 shares of the registrant's Common Stock $.00002 par value per share were outstanding.

                             EVENTURES GROUP, INC.

                           QUARTERLY REPORT FORM 10-Q
                                     INDEX


                                                                                                           PAGE NO.
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2000 (unaudited)
              and June 30, 2000...............................................................................3

              Consolidated Statements of Operations for the three months ended
              September 30, 2000 and 1999 (unaudited).........................................................4

              Consolidated Statements of Cash Flows for the three months ended
              September 30, 2000 and 1999
              (unaudited).....................................................................................5

              Notes to Consolidated Financial Statements......................................................6

Item 2.       Management's  Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................................8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....................................12


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................13

Item 2.       Changes in Securities..........................................................................13

Item 3.       Defaults Upon Senior Securities................................................................13

Item 4.       Submission of Matters to a Vote of Securities Holders..........................................13

Item 5.       Other Information..............................................................................13

Item 6.       Exhibits and Reports on Form 8-K...............................................................13

Signatures...................................................................................................15

Exhibit Index................................................................................................16

                             eVENTURES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,           June 30,
                                          ASSETS                                       2000                  2000
                                                                                   -------------        -------------
                                                                                   (unaudited)
CURRENT ASSETS
       Cash and cash equivalents ...........................................       $  35,908,828        $  40,764,246
       Accounts receivable, less allowances for
         doubtful accounts ($1,231,881 - September 2000; $793,900 -
         June 2000) .......................................................            5,465,886            3,607,053
       Prepaid expenses and other receivables ..............................           3,462,456            2,979,489
       Deposits ............................................................             956,456            1,020,584
       VAT receivable ......................................................           1,864,155            2,131,277
       Notes receivable, affiliate .........................................             223,000              100,000
                                                                                   -------------        -------------
                                                                                      47,880,781           50,602,649
                                                                                   -------------        -------------
LONG-TERM ASSETS
       Restricted cash .....................................................             281,928              281,928
       Property and equipment, net .........................................          36,078,201           35,419,120
       Investments in affiliates ...........................................          19,539,843           23,373,190
       Goodwill and other intangibles, net .................................         103,491,840          108,639,486
                                                                                   -------------        -------------
                                                                                     159,391,812          167,713,724
                                                                                   -------------        -------------
                                                                                   $ 207,272,593        $ 218,316,373
                                                                                   =============        =============

                             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Capital leases, current portion .....................................       $   4,820,235        $   4,703,053
       Accounts payable ....................................................           7,379,850            8,244,480
       Accrued other .......................................................           7,414,326            3,025,285
       Accrued interest payable ............................................                  --               78,016
       Customer deposits and deferred revenues .............................             726,565              619,403
       Notes payable, current portion ......................................             251,218              229,343
                                                                                   -------------        -------------
                                                                                      20,592,194           16,899,580
                                                                                   -------------        -------------



LONG-TERM LIABILITIES
       Notes payable, net of current portion ...............................           4,013,270            3,685,145
       Capital leases, net of current portion ..............................           6,381,870            5,780,851
                                                                                   -------------        -------------
                                                                                      10,395,140            9,465,996
                                                                                   -------------        -------------


COMMITMENTS AND CONTINGENCIES .......................................                         --                   --

STOCKHOLDERS' EQUITY
       Common stock ........................................................               1,041                1,041
       Common stock to be issued ...........................................                   1                    1
       Preferred stock .....................................................                  --                   --
       Treasury stock ......................................................              (3,896)                  --
       Additional paid-in capital ..........................................         248,907,665          248,907,665
       Accumulated deficit .................................................         (70,828,497)         (54,634,559)
       Deferred compensation ...............................................            (843,063)          (1,274,479)
       Notes receivable from shareholders ..................................            (947,992)          (1,048,872)
                                                                                   -------------        -------------
                                                                                     176,285,259          191,950,797
                                                                                   -------------        -------------
                                                                                   $ 207,272,593        $ 218,316,373
                                                                                   =============        =============



See accompanying notes to consolidated financial statements.

                             eVENTURES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Three Months
                                                         Ended September 30,
                                                   --------------------------------
                                                       2000                1999
                                                   ------------        ------------
                                                             (unaudited)
Revenues ...................................       $ 18,597,027        $  8,675,719
Direct costs ...............................         17,341,332           8,729,520
                                                   ------------        ------------
Gross profit (loss) ........................          1,255,695             (53,801)
Selling, general and administrative
  expenses .................................          7,143,578           1,355,148
Depreciation and amortization ..............          6,468,935             460,884
                                                   ------------        ------------
Loss from operations, before
  other (income) expense ...................        (12,356,818)         (1,869,833)

Other (income) expense
  Interest (income) expense, net ...........           (306,055)            519,231
  Write off of unamortized debt discount ...                 --             917,615
  Equity in loss of affiliates .............          4,070,989              18,730
  Foreign currency gain ....................             (2,845)             (6,502)
  Other ....................................             75,031              (6,588)
                                                   ------------        ------------
                                                      3,837,120           1,442,486
                                                   ------------        ------------
Net loss available to common
  shareholders .............................       $(16,193,938)       $ (3,312,319)
                                                   ============        ============

Net loss per share - (basic and diluted) ...       $      (0.31)       $      (0.20)
                                                   ============        ============
Weighted average number of shares
  outstanding - (basic and diluted) ........         51,989,562          16,547,331
                                                   ============        ============



See accompanying notes to consolidated financial statements.

                             eVENTURES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended September 30,
                                                                            ------------        ------------
                                                                                2000                 2000
                                                                            ------------        ------------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................       $(16,193,938)       $ (3,312,319)
   Adjustments to reconcile net loss to net cash used in
       net operating activities:
       Depreciation and amortization ................................          6,468,935             460,884
       Equity in loss of affiliates .................................          4,070,989              18,730
       Other non-cash expenses ......................................            890,127           1,247,522
       Change in operating assets and liabilities:
          Accounts receivable .......................................         (2,240,273)            (97,493)
          Prepaid expenses and other receivables ....................           (485,741)            (68,087)
          VAT receivable ............................................            267,122             314,598
          Restricted cash ...........................................                 --              36,686
          Accounts payable ..........................................           (864,630)          1,170,492
          Accrued other .............................................          4,389,041             309,516
          Accrued interest payable ..................................            (78,016)            142,508
          Customer deposits and deferred revenue ....................            107,162             679,765
                                                                            ------------        ------------
Net cash provided by (used in) operating activities .................         (3,669,222)            902,802
                                                                            ------------        ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
       Deposits .....................................................             64,128             (56,761)
       Purchase of property and equipment ...........................           (832,800)           (574,379)
       Net cash acquired in acquisitions ............................                 --             299,687
       Investments in affiliates ....................................            (50,772)            (68,122)
                                                                            ------------        ------------
Net cash used in investing activities ...............................           (819,444)           (399,575)
                                                                            ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Shareholder repayment of note receivable .....................             96,984                  --
       Payments on capital leases ...................................           (506,640)           (196,583)
       Advances (repayments) on notes payable .......................            350,000            (823,278)
       Issuance of notes receivable - affiliate, net ................           (307,096)                 --
       Issuance of common and preferred stock .......................                 --           5,940,000
                                                                            ------------        ------------
Net cash provided by (used in) financing activities .................           (366,752)          4,920,139
                                                                            ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS .............................         (4,855,418)          5,423,366
CASH AND CASH EQUIVALENTS, beginning of year ........................         40,764,246              39,379
                                                                            ------------        ------------
CASH AND CASH EQUIVALENTS, end of period ............................       $ 35,908,828        $  5,462,745
                                                                            ============        ============


------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
       Cash paid for interest .......................................       $    374,726        $     97,000
                                                                            ============        ============
       Cash paid for taxes ..........................................       $         --        $         --
                                                                            ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
   INVESTING AND FINANCING ACTIVITIES:
   Purchases of equipment under capital leases ......................       $  1,224,841        $         --
                                                                            ============        ============
   Goodwill arising from change in ownership and acquisitions settled
      through issuance of stock .....................................       $         --        $ 17,162,468
                                                                            ============        ============
   Net assets of subsidiaries acquired through an issue of stock ....       $         --        $    196,169
                                                                            ============        ============



See accompanying notes to consolidated financial statements.

                             eVENTURES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     eVentures Group, Inc. ("eVentures or the Company") is a global broadband network services company providing broadband services, value added services and prepaid services over a facilities-based network which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. On November 10, 2000, the Company announced a name change to Novo Networks, Inc., effective on or around December 10, 2000. The name change is intended to reflect the Company's transition to a broadband network services operating company.

     The accompanying consolidated financial statements for the three month periods ended September 30, 2000 and 1999, have been prepared by the Company without audit, pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the Company's operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries. The financial results of e.Volve Technology Group, Inc. ("e.Volve") are included in the financial statements for all periods presented. The financial results for AxisTel Communications, Inc. ("AxisTel") are included in the financial statements since September 22, 1999, the date of acquisition. The financial results of Internet Global Services, Inc. ("iGlobal") are included in the financial statements since its acquisition on March 10, 2000. All significant inter-company accounts have been eliminated.

     Certain fiscal 2000 balances have been reclassified for comparative purposes to be consistent with the fiscal 2001 presentation.


2.   GOODWILL

     Goodwill arising from the excess of cost over net assets of businesses acquired by the Company is amortized on a straight-line basis over periods ranging from five to ten years. The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. As of September 30, 2000, the Company's management has not identified any material impairment of goodwill.


3.   NET LOSS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible debentures and preferred stock as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire three month period ended September 30, 1999.

4.   INVESTMENTS IN AFFILIATES

     The Company has minority investments in the following companies:

                                                              % Ownership*     Accounting        September 30,        June 30,
        Accounting Company Name                           Common    Preferred    Method               2000              2000
        -----------------------                           ------    ---------    ------         --------------      ------------
                                                                                                 (unaudited)
PhoneFree.com, Inc. ("PhoneFree").....................     17.2%       31.7%   Equity            $  9,554,691       $ 11,897,831
ORB Communications & Marketing, Inc...................     19.0%      100.0%   Equity               7,069,536          7,713,650
FonBox, Inc...........................................     14.0%       68.2%   Equity               1,915,616          2,034,632
Launch Center 39......................................      0.0%        2.1%   Cost                 1,000,000          1,000,000
Televant, Inc. (d/b/a CallRewards)....................      0.0%        0.0%   Equity                      --            727,077
                                                                                                 ------------       ------------
                                                                                                 $ 19,539,843       $ 23,373,190
                                                                                                 ============       ============

* The percentage ownership reflects eVentures' ownership percentage at September 30, 2000.




     On September 1, 2000, CallRewards was merged with a subsidiary of PhoneFree. eVentures received 102,240 shares of PhoneFree common stock in exchange for eVentures' equity interest in CallRewards and as repayment of $184,096 advanced to CallRewards pursuant to note agreements.

     During the September quarter, the Company advanced $223,000 to FonBox, Inc. pursuant to a convertible promissory note agreement. Additionally, subsequent to September 30, 2000, the Company invested an additional $777,000 in FonBox, Inc. and converted its prior advance in exchange for 510,733 shares of FonBox, Inc. Series C Preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Company" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2000, filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.


BASIS OF PRESENTATION

         Prior to September 22, 1999, we were a public company with no material operations. We were formerly known as Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September and October 1999, we completed a series of transactions whereby we acquired (i) 100% of the outstanding shares of e.Volve, (ii) 100% of the outstanding shares of AxisTel (iii) 17% of the outstanding shares of PhoneFree and (iv) a note receivable from e.Volve in the amount of approximately $8.5 million ("Notes"), including accrued interest. All of the acquisitions and the purchase of the Notes were settled through the issuance of 42,787,863 shares of common stock of eVentures and are collectively referred to as the "Initial Transaction".

Since we had no material operations prior to the Initial Transaction, the reorganization was accounted for as a recapitalization of e.Volve. Accordingly, the historical financial statements presented through September 22, 1999 are those of e.Volve. The financial statements presented herein reflect the consummation of the reorganization, and therefore are the consolidated financial statements of eVentures and subsidiaries as of September 30, 2000 and June 30, 2000 and for the period from September 22, 1999 through September 30, 1999 and the three months ended September 30, 2000. On March 10, 2000, we acquired iGlobal, which has been incorporated into the consolidated financial statements from the date of acquisition.

Revenues. Revenues are generated through the sale of our products and services which can be divided into three general service categories: (i) broadband, (ii) value added and (iii) prepaid. Broadband services consist of transport services such as private line, asynchronous transfer mode and frame relay and access services such as dial-up and dedicated Internet access, DSL and collocation services. Value added services include software services that leverage the packet-based infrastructure of our network to deliver advanced communications services to end-users. Value added services consist principally of virtual private network, voice-over-Internet-protocol, or VOIP services, web hosting and other services. We also offer prepaid services through the sale of calling cards on a wholesale and retail basis. The majority of our products and services are measured and billed on a per minute basis.

Historically, we have derived substantially all of our revenues from the sale of VOIP and transport services. Our agreements with our wholesale customers are short term in duration and the rates are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could result in lower revenues and increased losses. Our three largest customers accounted for 60% of our revenues during the three-month period ended September 30, 2000. We anticipate that our dependence on these three customers will continue to decline as we broaden our sales and marketing initiatives to include (i) adding new customers, (ii) increasing sales to existing customers and (iii) increasing sales of broadband, value added and prepaid services.

Direct Costs. Direct costs include per minute termination charges, lease payments and fees for fiber optic cable. Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis. The direct costs incurred for leasing communications network capacity has also declined. However, the agreements we enter into for leasing such capacity are generally at fixed rates for periods of more than one year. We anticipate that our aggregate direct costs will continue to increase over time as we build out our global network and enter into additional capacity leases in advance of sales. We expect our call termination expenses, as measured on a cost per minute basis, will continue to decline, offset by increases in the volume of traffic on our network.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas, and have additional offices in Jersey City, New Jersey, New York, New York, Kansas City, Missouri, Dallas, Texas, Miami, Florida and Mexico City, Mexico. We anticipate that our selling, general and administrative expenses will continue to increase over time as we are expanding the size of our staff and facilities to meet the demands of our global network expansion and increased product offerings.

Depreciation and Amortization. Depreciation and amortization represent the depreciation of property, plant & equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. We anticipate that depreciation and amortization expense will continue to increase over time as we continue to make investments in our communications network and facilities.


SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results

                                                                    Three Months Ended September 30,
                                                   -------------------------------------------------------------
                                                        2000              %               1999               %
                                                   ------------         -----         ------------         -----
                                                                            (unaudited)
Revenues ...................................       $ 18,597,027         100.0%        $  8,675,719         100.0%
Direct costs ...............................         17,341,332          93.2%           8,729,520         100.6%
                                                   ------------         -----         ------------         -----
Gross profit ...............................          1,255,695           6.8%             (53,801)         (0.6%)
Selling, general and administrative
  expenses .................................          7,143,578          38.4%           1,355,148          15.6%
Depreciation and amortization ..............          6,468,935          34.8%             460,884           5.3%
                                                   ------------         -----         ------------         -----
Loss from operations, before
  other (income) expense ...................        (12,356,818)        (66.4%)         (1,869,833)        (21.6%)

Other (income) expenses:
 Interest expense (income), net ............           (306,055)         (1.6%)            519,231           6.0%
 Write off of unamortized debt discount ....                 --           0.0%             917,615          10.6%
 Equity in loss of affiliates ..............          4,070,989          21.9%              18,730           0.2%
 Foreign currency gain .....................             (2,845)         (0.0%)             (6,502)         (0.1%)
 Other .....................................             75,031           0.4%              (6,588)         (0.1%)
                                                   ------------         -----         ------------         -----
                                                      3,837,120          20.6%           1,442,486          16.6%
                                                   ------------         -----         ------------         -----
Net loss available to
  common shareholders ......................       $(16,193,938)                      $ (3,312,319)
                                                   ============                       ============

Net loss per share - (basic and diluted) ...       $      (0.31)                      $      (0.20)
                                                   ============                       ============
Weighted average number of shares
  outstanding - (basic and diluted) ........         51,989,562                         16,547,331
                                                   ============                       ============



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Revenues increased to $18.6 million during the three months ended September 30, 2000 from $8.7 million during the three months ended September 30, 1999, an increase of 114%. Revenues for the three months ended September 30, 2000 were generated through the sale of (i) 80% VOIP services, (ii) 14% prepaid services, (iii) 4% transport services and (iv) 2% Internet services. Sales during the prior year period consisted of VOIP services.

The increase in revenues during the three months ended September 30, 2000 primarily resulted from revenues of companies acquired as part of the Initial Transaction, which increased revenues by $8.0 million during the first fiscal quarter of 2001. In addition, an increase in traffic contributed to the remainder of the increase in revenues. During the three months ended September 30, 2000, we transmitted 133.4 million minutes versus 77.1 million minutes during the first quarter of 2000, an increase of 73%. Excluding the 29.1 million minutes added as a result of acquisitions, we increased minutes during the quarter, as compared to the same prior year period, by 27.2 million minutes, an increase of 35%. The increase in traffic during the current three-month period was partially offset by a decrease in the average price per minute that we charged for VOIP services. The average price per minute decreased to $0.101 during the three months ended September 30, 2000 versus $0.113 during the comparable period in fiscal 2000.

Direct Costs. Direct costs increased to $17.3 million during the three months ended September 30, 2000 from $8.7 million during the three months ended September 30, 1999, an increase of 99%. The increase in direct costs in the three months ended September 30, 2000 primarily resulted from direct costs attributable to operations of the companies acquired as part of the Initial Transaction and the subsequent acquisition of iGlobal, which on a combined basis, increased direct costs by $7.8 million during our first quarter of fiscal 2001. The additional increase during the period of $0.8 million was a result of the previously discussed increases in traffic volumes partially offset by lower per minute termination costs. The average cost per minute to terminate calls decreased to $0.091 during the three months ended September 30, 2000 from $0.113 during the comparable period in fiscal 2000. As a percentage of revenues, direct costs during the three months ended September 30, 2000 decreased to 93% from 101% during the three months ended September 30, 1999. The decrease in direct costs as a percentage of revenues resulted primarily from the cost per minute for termination decreasing faster than the average price we charge per minute.

Selling, General and Administrative. Selling, general and administrative expenses increased to $7.1 million during the three months ended September 30, 2000 from $1.4 million in the prior year period, an increase of 407%. Selling, general and administrative expenses during the three months ended September 30, 2000 increased primarily due to: (i) expenses incurred by companies acquired during fiscal 2000 of $3.4 million, (ii) an increase in salary and office rent expense of $1.2 million as a result of the expansion of our organization and
(iii) compensation expense of $0.4 million related to the issuance of options below the market value of our stock.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. Amortization of goodwill during the three months ended September 30, 2000 totaled $5.2 million. Depreciation recorded on fixed assets during the current year period totaled $1.3 million compared to $0.5 million for the prior year period. At September 30, 2000 fixed assets, consisting primarily of network equipment, totaled $36.1 million compared to $7.3 million at September 30, 1999.

Interest (Income) Expense, Net. We recorded interest income, net of expense, of $0.3 million for the three months ended September 30, 2000 compared to net interest expense of $0.5 million for the three months ended September 30, 1999. The interest income, net during the three months ended September 30, 2000 resulted from interest income on greater cash balances maintained from the proceeds of private placements completed in fiscal 2000 together with lower interest expense. The reduction in interest expense was due to the elimination of $8.0 million of e.Volve's debentures as a result of the reorganization transaction on September 22, 1999.

Equity in Losses of Affiliates. Equity in losses of affiliates resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each affiliate's operating losses and amortization of our net excess investment over our equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in loss of affiliates was $4.1 million during the three months ended September 30, 2000 and resulted primarily from our 22% equity interest in PhoneFree. We anticipate that our strategic investments accounted for under the equity method will continue to invest in the development of their products and services, and will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses.


Write Off Of Unamortized Debt Discount. The $0.9 million write off of unamortized debt discount in fiscal 2000 resulted from the elimination of e.Volve's outstanding debentures as a result of the reorganization transaction.


LIQUIDITY AND CAPITAL RESOURCES

Our business plan contemplates expanding our network operations and related services both domestically and internationally. Our primary expenditures will be for equipment, network expansion, increased personnel costs and working capital. This strategy may also include strategic acquisitions and investments. Sources of funding for our financing requirements may include vendor financing, bank loans, and public offerings or private placements of equity and/or debt securities. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could significantly reduce our ability to fund our expense, development, acquisitions and operations.

Since July 1, 1999, we have funded our operations primarily through cash flow from operations, private placements of common and preferred stock and borrowings under loan and capital lease agreements. Our principal uses of cash are to fund
(i) the expansion of our operations; (ii) working capital requirements; (iii) capital expenditures, primarily for our network; (iv) operating losses; and (v) acquisitions and strategic investments. As of September 30, 2000, we had current assets of $47.9 million, including cash and cash equivalents of $35.9 million. The working capital surplus at September 30, 2000 was $27.3 million. While this amount is not sufficient to fund our current plans for global network expansion, the cash and cash equivalents at September 30, 2000 are expected to provide sufficient liquidity to meet our operating and capital requirements over the next twelve months.

We estimate that our current network expansion plans will require approximately $170.0 million over the next 24-months. We expect to fund these capital requirements through existing cash balances, expansion of our capital lease facilities and public and private placements of equity and/or debt securities. If we are not able to raise additional funds within the next six months we may not be able to complete our global network expansion and increase our revenues pursuant to our business strategy.

Cash flows from operating activities. Cash used in operating activities for the three months ended September 30, 2000 totaled $3.7 million compared to net cash provided for the three months ended September 30, 1999 of $0.9 million. The increased use of cash in our operating activities is primarily attributable to increased costs associated with expanding our overall operations which encompasses (i) networks, (ii) facilities, (iii) employee costs and (iv) costs incurred by companies acquired during fiscal 2000. During the three months ended September 30, 2000 cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $4.8 million and an increase in accounts receivable of $2.2 million, partially offset by a net increase in accounts payable and accrued liabilities of $3.5 million. At September 30, 1999, cash flows provided by operating activities resulted from increases in current liabilities offset partially by operating losses, net of non-cash charges, totaling $1.6 million.

Cash flows from investing activities. Net cash used in investing activities was $0.8 million for the three months ended September 30, 2000 compared to $0.4 million for the same period in the prior fiscal year. Investing activities in the current fiscal year period consisted primarily of purchases of network equipment. Investing activities for the prior year period consisted principally of fixed asset purchases of $0.6 million offset partially by cash acquired in acquisitions of $0.3 million.

Cash flows from financing activities. Cash flows used in financing activities during the three months ended September 30, 2000 totaled $0.4 million and consisted principally of capital lease payments of $0.5 million and amounts advanced to an affiliate company pursuant to a note agreement of $0.3 million, offset partially by borrowings under a credit agreement for equipment purchases. Cash flows provided by financing activities for the three months ended September 30, 1999 totaled $4.9 million and were attributable to the issuance of $5.9 million of common and preferred stock, partially offset by the repayment of a bridge loan and capital lease payments.

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

Foreign Currency Risks. Since the agreements we have entered into with foreign suppliers in Jamaica, India and other countries are denominated in U.S. dollars, we are not exposed to risks associated with fluctuations in these foreign currencies. However, because our agreements with Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may affect profitability. During the three months ended September 30, 2000, $5.4 million of our direct costs were denominated in Mexican pesos.

Interest Rate Risks. We have investments in money market funds of approximately $34.6 million at September 30, 2000. We also have a variable rate credit facility to purchase equipment with outstanding borrowings at September 30, 2000 of $4.0 million. Due to the short-term nature of our investments and the relatively low amount of variable rate debt on our balance sheet, we believe that the effects of changes in interest rates are limited and would not materially impact our profitability.

Other Market Risks. We are also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in legal proceedings from time to time, none of which management believes, if decided adversely to us, would have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 2.   CHANGES IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

         10.1 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Thomas P. McMillin, dated as of September 25, 2000

         10.2 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Daniel J. Wilson, dated as of September 25, 2000

         10.3 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Olaf Guerrand-Hermes, dated as of September 25, 2000

         10.4 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Stuart J. Chasanoff, dated as of September 25, 2000

         10.5 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Chad E. Coben, dated as of September 25, 2000

         10.6 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Susie C. Holliday, dated as of September 25, 2000

         10.7 Amendment to Non-Qualified Stock Option Agreement between eVentures Group, Inc. and Susie C. Holliday, dated October 2, 2000

         10.8 Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and David N. Link, dated as of September 25, 2000

         10.9 Second Amended and Restated Employment Agreement between eVentures Group, Inc. and Samuel L. Litwin, dated as of October 2, 2000

         10.10 Second Amended and Restated Employment Agreement between eVentures Group, Inc. and Mitchell C. Arthur, dated as of October 2, 2000

         27.1     Financial Data Schedule


(b)    Reports on Form 8-K

       The Company filed a current report on Form 8-K on September 28, 2000, announcing its financial results for the fiscal year ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



eVENTURES GROUP, INC.


Date: November 13, 2000      By: /s/ Jeffrey A. Marcus
                                 ----------------------------------------------
                                Jeffrey A. Marcus
                                (Authorized Signatory and
                                  Chief Executive Officer)



Date: November 13, 2000      By: /s/ Daniel J. Wilson
                                 ----------------------------------------------
                                 Daniel J. Wilson
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
    10.1     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and Thomas P. McMillin, dated as of September 25,
             2000

    10.2     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and Daniel J. Wilson, dated as of September 25,
             2000

    10.3     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and Olaf Guerrand-Hermes, dated as of September
             25, 2000

    10.4     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and Stuart J. Chasanoff, dated as of September
             25, 2000

    10.5     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and Chad E. Coben, dated as of September 25, 2000

    10.6     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and Susie C. Holliday, dated as of September 25,
             2000

    10.7     Amendment to Non-Qualified Stock Option Agreement between eVentures
             Group, Inc. and Susie C. Holliday, dated October 2, 2000

    10.8     Amendment No. 1 to Employment Agreement between eVentures
             Group, Inc. and David N. Link, dated as of September 25, 2000

    10.9 Second Amended and Restated Employment Agreement between eVentures Group, Inc. and Samuel L. Litwin, dated as of October 2, 2000

   10.10 Second Amended and Restated Employment Agreement between eVentures Group, Inc. and Mitchell C. Arthur, dated as of October 2, 2000

    27.1     Financial Data Schedule