Form 10-Q
period 2000-12-31
NOVO NETWORKS INC
filed 2001-02-14
CIK 826773

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to ______________


                         COMMISSION FILE NUMBER 0-28579


                               NOVO NETWORKS, INC.
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

                                 (214) 777-4100
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___
    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

On February 5, 2001, 52,439,043 shares of the registrant's Common Stock $.00002 par value per share were outstanding.

                               NOVO NETWORKS, INC.

                           QUARTERLY REPORT FORM 10-Q
                                      INDEX



                                                                                               PAGE NO.
                                                                                               --------
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 2000 (unaudited)
              and June 30,  2000...................................................................3

              Consolidated Statements of Operations for the three and six months
              Ended December 31, 2000 and 1999 (unaudited).........................................4

              Consolidated Statements of Cash Flows for the six months ended
              December 31, 2000 and 1999 (unaudited)...............................................5

              Notes to Consolidated Financial Statements...........................................6

Item 2.       Management's  Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..........................14


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................15

Item 2.       Changes in Securities...............................................................15

Item 3.       Defaults Upon Senior Securities.....................................................15

Item 4.       Submission of Matters to a Vote of Securities Holders...............................15

Item 5.       Other Information...................................................................16

Item 6.       Exhibits and Reports on Form 8-K....................................................16

Signatures........................................................................................17

Exhibit Index.....................................................................................18

                               NOVO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                      December 31,        June 30,
                                   ASSETS                                                 2000              2000
                                                                                      -------------    -------------
                                                                                       (unaudited)
CURRENT ASSETS
     Cash and cash equivalents ....................................................   $  30,015,644    $  40,764,246
     Accounts receivable, less allowances for
     doubtful accounts ($1,159,317 - December 2000; $793,900 - June 2000) .........       7,381,463        3,607,053
     Prepaid expenses and other receivables .......................................       3,038,901        2,979,489
     Deposits .....................................................................       1,324,503        1,020,584
     VAT receivable ...............................................................       1,303,709        2,131,277
     Notes receivable, affiliate ..................................................              --          100,000
                                                                                      -------------    -------------
                                                                                         43,064,220       50,602,649
                                                                                      -------------    -------------

LONG-TERM ASSETS
     Restricted cash ..............................................................         554,655          281,928
     Property and equipment, net ..................................................      35,347,491       35,419,120
     Investments in affiliates ....................................................      19,203,598       23,373,190
     Goodwill and other intangibles, net ..........................................      98,380,784      108,639,486
                                                                                      -------------    -------------
                                                                                        153,486,528      167,713,724
                                                                                      -------------    -------------
                                                                                      $ 196,550,748    $ 218,316,373
                                                                                      =============    =============

          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Capital leases, current portion ..............................................   $   5,083,547    $   4,703,053
     Accounts payable .............................................................       5,920,119        5,580,873
     Accrued other ................................................................       8,986,526        5,688,892
     Accrued reorganization and restructuring charge ..............................       2,411,665               --
     Accrued interest payable .....................................................         128,774           78,016
     Customer deposits and deferred revenues ......................................         821,692          619,403
     Notes payable, current portion ...............................................         251,531          229,343
                                                                                      -------------    -------------
                                                                                         23,603,854       16,899,580
                                                                                      -------------    -------------
LONG-TERM LIABILITIES
     Notes payable, net of current portion ........................................       4,012,958        3,685,145
     Capital leases, net of current portion .......................................       6,024,050        5,780,851
                                                                                      -------------    -------------
                                                                                         10,037,008        9,465,996
                                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES .....................................................              --               --

STOCKHOLDERS' EQUITY
     Common stock, $0.00002 par value, authorized 200,000,000 shares,
                issued and outstanding, 52,439,043 and 51,989,745 shares ..........           1,050            1,041
     Common stock to be issued, 71,513 shares .....................................               1                1
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized
                25,000,000 shares, issued and outstanding, 27,070 and
                20,070 shares .....................................................              --               --
     Additional paid-in capital ...................................................     257,727,510      248,907,665
     Accumulated deficit ..........................................................     (93,162,162)     (54,634,559)
     Deferred compensation ........................................................        (708,521)      (1,274,479)
     Notes receivable from shareholders ...........................................        (947,992)      (1,048,872)
                                                                                      -------------    -------------
                                                                                        162,909,886      191,950,797
                                                                                      -------------    -------------
                                                                                      $ 196,550,748    $ 218,316,373
                                                                                      =============    =============


See accompanying notes to consolidated financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three Months             For the Six Months
                                                        Ended December 31,             Ended December 31,
                                                  ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
                                                           (unaudited)                     (unaudited)
Revenues ......................................   $ 20,593,654    $ 13,986,119    $ 39,190,681    $ 22,661,838
Direct costs ..................................     20,692,793      13,030,262      38,034,125      21,759,782
                                                  ------------    ------------    ------------    ------------
Gross profit (loss) ...........................        (99,139)        955,857       1,156,556         902,056
Selling, general and administrative expenses ..      7,860,432       7,262,493      15,004,010       8,581,170
Reorganization and restructuring charge .......      4,325,451              --       4,325,451              --
Depreciation and amortization .................      6,471,673       1,276,283      12,940,608       1,773,638
                                                  ------------    ------------    ------------    ------------
Loss from operations, before
     other (income) expense ...................    (18,756,695)     (7,582,919)    (31,113,513)     (9,452,752)

Other (income) expense
     Interest (income) expense, net ...........       (148,270)         78,831        (454,325)        598,062
     Write off of unamortized debt discount ...             --              --              --         917,615
     Equity in loss of affiliates .............      1,341,585          13,089       5,412,574          31,819
     Foreign currency loss (gain) .............         25,026           4,470          22,181          (2,032)
     Other ....................................         19,989           7,662          95,020           1,074
                                                  ------------    ------------    ------------    ------------
                                                     1,238,330         104,052       5,075,450       1,546,538
                                                  ------------    ------------    ------------    ------------
Net loss ......................................    (19,995,025)     (7,686,971)    (36,188,963)    (10,999,290)

Imputed preferred dividend ....................     (2,299,750)     (1,115,943)     (2,299,750)     (1,115,943)
                                                  ------------    ------------    ------------    ------------

Net loss available to common
     shareholders .............................   $(22,294,775)   $ (8,802,914)   $(38,488,713)   $(12,115,233)
                                                  ============    ============    ============    ============

Net loss per share - (basic and diluted) ......   $      (0.43)   $      (0.20)   $      (0.74)   $      (0.40)
                                                  ============    ============    ============    ============
Weighted average number of shares
     outstanding - (basic and diluted) ........     52,121,108      44,309,461      52,055,335      30,428,396
                                                  ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Six Months Ended December 31,
                                                                                                       ----------------------------
                                                                                                          2000            1999
                                                                                                       ------------    ------------
                                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ......................................................................................   $(36,188,963)   $(10,999,290)
     Adjustments to reconcile net loss to net cash used in
        net operating activities:
        Depreciation and amortization ..............................................................     12,940,608       1,773,638
        Equity in loss of affiliates ...............................................................      5,412,574          31,819
        Other non-cash expenses ....................................................................      3,178,144       2,287,468
        Change in operating assets and liabilities:
          Accounts receivable ......................................................................     (4,813,002)       (582,920)
          Prepaid expenses and other receivables ...................................................       (179,504)        (82,217)
          VAT receivable ...........................................................................        827,568         976,014
          Restricted cash ..........................................................................       (272,727)      1,107,437
          Accounts payable .........................................................................        339,246       3,760,810
          Accrued other ............................................................................      5,670,410         220,647
          Accrued interest payable .................................................................         50,758         185,879
          Customer deposits and deferred revenue ...................................................        202,289      (1,214,650)
                                                                                                       ------------    ------------
Net cash used in operating activities ..............................................................    (12,832,599)     (2,535,365)
                                                                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Deposits ......................................................................................       (303,919)       (361,442)
     Purchase of property and equipment ............................................................     (2,062,649)     (1,667,894)
     Net cash acquired in acquisitions .............................................................             --         299,687
     Long-term investments .........................................................................             --        (475,000)
     Investments in affiliates .....................................................................     (1,056,112)       (598,852)
                                                                                                       ------------    ------------
Net cash used in investing activities ..............................................................     (3,422,680)     (2,803,501)
                                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder repayments (advances) .............................................................         96,984        (246,560)
     Payments on capital leases ....................................................................     (1,380,211)       (585,632)
     Advances (repayments) on notes payable ........................................................        350,000        (823,278)
     Issuance of notes receivable - affiliate, net .................................................        (84,096)             --
     Issuance of common and preferred stock, net ...................................................      6,524,000      13,224,850
                                                                                                       ------------    ------------
Net cash provided by financing activities ..........................................................      5,506,677      11,569,380
                                                                                                       ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................................................    (10,748,602)      6,230,514
CASH AND CASH EQUIVALENTS, beginning of year .......................................................     40,764,246          39,379
                                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ...........................................................   $ 30,015,644    $  6,269,893
                                                                                                       ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for interest ........................................................................   $    580,957    $    258,000
                                                                                                       ============    ============
     Cash paid for taxes ...........................................................................   $         --    $         --
                                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases ...................................................   $  2,003,904    $  5,206,790
                                                                                                       ============    ============
     Goodwill arising from change in ownership and acquisitions settled through issuance of stock ..   $         --    $ 28,824,974
                                                                                                       ============    ============
     Net assets of subsidiaries acquired through an issue of stock .................................   $         --    $    196,169
                                                                                                       ============    ============
     Stock issued for settlement of accounts payable ...............................................   $         --    $  5,399,480
                                                                                                       ============    ============




See accompanying notes to consolidated financial statements.

                               NOVO NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

     Novo Networks, Inc. ("Novo Networks" or the "Company") is a global broadband network services company providing broadband and voice services over a facilities-based network which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. The network currently reaches 35 domestic and 4 international cities in North America, Europe, the Middle East and Mexico. Prior to December 12, 2000, the Company was known as eVentures Group, Inc.

2.   GENERAL

     The accompanying consolidated financial statements for the three and six month periods ended December 31, 2000 and 1999, have been prepared by the Company without audit, pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the Company's operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries. The financial results of e.Volve Technology Group, Inc. ("e.Volve") are included in the financial statements for all periods presented. The financial results for AxisTel Communications, Inc. ("AxisTel") are included in the financial statements since September 22, 1999, the date of acquisition. The financial results of Internet Global Services, Inc. ("iGlobal") are included in the financial statements since its acquisition on March 10, 2000. All significant inter-company accounts have been eliminated.

     Certain fiscal 2000 balances have been reclassified for comparative purposes to be consistent with the fiscal 2001 presentation.

3.   GOODWILL

     Goodwill arising from the excess of cost over net assets of businesses acquired by the Company is amortized on a straight-line basis over periods ranging from five to ten years. The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. As of December 31, 2000, the Company's management has not identified any material impairment of goodwill.

4.   NET LOSS PER SHARE

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (EPS). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible preferred stock and convertible debentures as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire six month period ended December 31, 1999.

5.   INVESTMENTS IN AFFILIATES

     The Company has minority investments in the following companies:

                                                        % OWNERSHIP         ACCOUNTING      DECEMBER 31,        JUNE 30,
            ACCOUNTING COMPANY NAME                  COMMON   PREFERRED       METHOD            2000              2000
-------------------------------------------------   --------------------  ---------------  ----------------  ---------------
                                                                                            (unaudited)
PhoneFree.com, Inc. ("PhoneFree") ................    17.2%     31.7%      Equity              $ 8,565,585     $ 11,897,831
ORB Communications & Marketing, Inc ("ORB") ......    19.0%    100.0%      Equity                6,839,391        7,713,650
FonBox, Inc. .....................................    14.0%     50.0%      Equity                2,798,622        2,034,632
Launch Center 39 .................................     0.0%      2.1%       Cost                 1,000,000        1,000,000
Televant, Inc. (d/b/a CallRewards) ...............     0.0%      0.0%      Equity                       --          727,077
                                                                                               -----------     ------------
                                                                                               $19,203,598     $ 23,373,190
                                                                                               ===========     ============

     On September 1, 2000, CallRewards was merged with a subsidiary of PhoneFree. Novo Networks received 102,240 shares of PhoneFree common stock in exchange for Novo Networks' equity interest in CallRewards and as repayment of $184,096 advanced to CallRewards pursuant to note agreements.

     During the six months ended December 31, 2000, the Company advanced an additional $1,000,000 to FonBox, Inc. in exchange for 510,733 shares of FonBox, Inc. Series C Preferred stock.

     On October 7, 2000, the Company's obligation to invest additional funds in ORB was terminated without further liability.

6.   SEGMENT INFORMATION

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

     The Company has determined that it operates in one segment.


7.   REORGANIZATION AND RESTRUCTURING CHARGE

     In October, the Company began execution of a plan to consolidate the assets, network and management of its wholly owned operating subsidiaries into a single broadband network and communication services company. The plan has a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. The Company recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000.

     A summary of the completed and planned reorganization and restructuring activities follows:

                                                                                       (In Thousands)
             Personnel severance                                                          $  1,517
             Property, plant & equipment                                                     1,374
             Abandonment of leased facilities                                                1,044
             Discontinuation and divestiture of retail Internet access operations              390
                                                                                         ---------
                                                                                          $  4,325
                                                                                          ========

     The restructuring charge of $4.3 million includes cash expenditures totaling $2.8 million related to (i) personnel severance of $1.5 million, of which $0.2 million has been paid as of December 31, 2000, (ii) lease abandonment of $1.0 million, and (iii) other costs of $0.3 million and non-cash charges of $1.5 million, primarily for the write-down of impaired assets. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of retail Internet access services.

     The Company anticipates that the reorganization and restructuring will be completed by fiscal year end.

7.   INCENTIVE PLAN

     During the three months ended December 31, 2000, the Company adopted a new incentive plan, the Novo Networks 2001 Equity Incentive Plan, (the "Plan") for its officers and employees. The maximum number of shares of common stock covered by options to be granted under the Plan is 12,000,000 shares. Option grants under the Plan will become effective twenty business days after the mailing to the Company's shareholders of an Information Statement in accordance with Regulation 14C of the Securities Exchange Act of 1934.

     At December 31, 2000, no Gap Options had been granted.

8.   SIGNIFICANT TRANSACTION

     On December 5, 2000, the Company issued 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of the Company's common stock for $7.0 million in cash and a minority interest in a private communications company. The par value of shares of Series D Convertible Preferred Stock is $0.00002 with a liquidation value of $1,000 per share. The shares of Series D Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $7.00 per share. The Company has assigned no value to the minority interest received in this transaction, and has treated the issuance of the 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of common stock as a single transaction. Due to the issuance of common stock and the beneficial conversion feature of the securities issued, an imputed preferred dividend of approximately $2.3 million was recorded during the three months ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Company" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2000 filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

BASIS OF PRESENTATION

Prior to September 22, 1999, we were a public company with no material operations. We changed our name from eVentures, Inc. to Novo Networks, Inc. in December 2000. We were formerly known as Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September and October 1999, we completed a series of transactions whereby we acquired (i) 100% of the outstanding shares of e.Volve, (ii) 100% of the outstanding shares of AxisTel,
(iii) 17% of the outstanding shares of PhoneFree and (iv) a note receivable from e.Volve in the amount of approximately $8.5 million ("Notes"), including accrued interest. All of the acquisitions and the purchase of the Notes were settled through the issuance of 42,787,863 shares of our common stock and are collectively referred to as the "Initial Transaction".

Since we had no material operations prior to the Initial Transaction, the reorganization was accounted for as a recapitalization of e.Volve. Accordingly, the historical financial statements presented through September 22, 1999 are those of e.Volve. The financial statements presented herein reflect the consummation of the reorganization, and therefore are the consolidated financial statements of Novo Networks and subsidiaries as of December 31, 2000 and June 30, 2000 and for the period from September 22, 1999 through December 31, 1999 and for the three and six months ended December 31, 2000. On March 10, 2000, we acquired iGlobal, which has been incorporated into our consolidated financial statements from the date of acquisition.

Revenues. Revenues are generated through the sale of our products and services, which can be divided into two primary product groups: broadband services and voice services. Broadband services consist of transport services such as private line, asynchronous transfer mode and frame relay, co-location services and managed web hosting. Voice services include software services that leverage the packet-based infrastructure of our network to deliver advanced communications services to end-users. Voice services consist principally of voice-over-Internet-protocol or VoIP services, VoIP integration services and prepaid calling services. The majority of our products and services are measured and billed on a per minute basis.

Historically, we have derived substantially all of our revenues from the sale of VOIP and transport services. Our agreements with our wholesale customers are short term in duration and the rates are subject to change from time to time. Due to increasing competition, management expects these rates to decline, which could result in lower revenues and increased losses. Our three largest customers accounted for 60% and 53% of our revenues during the three and six-month periods ended December 31, 2000, respectively. We anticipate that our dependence on these three customers will continue to decline as we broaden our sales and marketing initiatives to include (i) adding new customers, (ii) increasing sales to existing customers and (iii) increasing sales of broadband and voice services.

Direct Costs. Direct costs include per minute termination charges and lease payments and fees for fiber optic cable. Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis. The direct costs incurred for leasing communications network capacity has also declined. However, the agreements we enter into for leasing such capacity are generally at fixed rates for periods of one year or longer. We anticipate that our aggregate direct costs will continue to increase over time as we build out our global network and enter into additional capacity leases in advance of sales. We expect our call termination expenses, as measured on a cost per minute basis, will decline over time, offset by increases in the volume of traffic on our network.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas, and have additional offices in Jersey City, New York, Kansas City, Dallas, Miami and Mexico City. We anticipate that our selling, general and administrative expenses will continue to increase over time as we expand the size of our staff and facilities to meet the demands of our global network expansion and increased product offerings.

Depreciation and Amortization. Depreciation and amortization represent the depreciation of property, plant & equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. We anticipate that depreciation expense will continue to increase over time as we continue to make investments in our communications network and facilities.

Equity in Loss of Affiliates. Equity in losses of affiliates results from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each affiliate's operating losses and amortization of our net excess investment over our equity in each affiliate's net assets is included in equity in losses of affiliates.

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results:


                                                               Three Months Ended December 31,
                                                   -------------------------------------------------
                                                      2000            %           1999           %
                                                   ------------     -----     ------------     -----
                                                                       (unaudited)
Revenues .......................................   $ 20,593,654     100.0%    $ 13,986,119     100.0%
Direct costs ...................................     20,692,793     100.5%      13,030,262      93.2%
                                                   ------------     -----     ------------     -----
Gross (loss) profit ............................        (99,139)     (0.5)%        955,857       6.8%
Selling, general and administrative expenses ...      7,860,432      38.2%       7,262,493      51.9%
Restructuring charge ...........................      4,325,451      21.0%              --       0.0%
Depreciation and amortization ..................      6,471,673      31.4%       1,276,283       9.1%
                                                   ------------     -----     ------------     -----
Loss from operations, before
     other (income) expense ....................    (18,756,695)    (91.1)%     (7,582,919)    (54.2)%

Other (income) expenses:
     Interest expense (income), net ............       (148,270)     (0.7)%         78,831       0.6%
     Write off of unamortized debt discount ....             --       0.0%              --       0.0%
     Equity in loss of affiliates ..............      1,341,585       6.5%          13,089       0.1%
     Foreign currency loss (gain) ..............         25,026       0.1%           4,470       0.0%
     Other .....................................         19,989       0.1%           7,662       0.1%
                                                   ------------     -----     ------------     -----
                                                      1,238,330       6.0%         104,052       0.7%
                                                   ------------     -----     ------------     -----
Net loss .......................................    (19,995,025)    (97.1)%     (7,686,971)    (55.0)%

Imputed preferred dividend .....................     (2,299,750)    (11.2)%     (1,115,943)     (8.0)%
                                                   ------------     -----     ------------     -----

Net loss available to
     common shareholders .......................   $(22,294,775)   (108.3)%   $ (8,802,914)    (62.9)%
                                                   ============     =====     ============     =====

Net loss per share - (basic and diluted)           $      (0.43)              $      (0.20)
                                                   ============               ============
Weighted average number of shares
     outstanding - (basic and diluted)               52,121,108                 44,309,461
                                                   ============               ============
                                                               Six Months Ended December 31,
                                                   -------------------------------------------------
                                                        2000          %          1999            %
                                                   ------------     -----     ------------     -----
                                                                       (unaudited)
Revenues .......................................   $ 39,190,681     100.0%    $ 22,661,838     100.0%
Direct costs ...................................     38,034,125      97.0%      21,759,782      96.0%
                                                   ------------     -----     ------------     -----
Gross (loss) profit ............................      1,156,556       3.0%         902,056       4.0%
Selling, general and administrative expenses ...     15,004,010      38.3%       8,581,170      37.9%
Restructuring charge ...........................      4,325,451      11.0%              --       0.0%
Depreciation and amortization ..................     12,940,608      33.0%       1,773,638       7.8%
                                                   ------------     -----     ------------     -----
Loss from operations, before
     other (income) expense ....................    (31,113,513)    (79.4)%     (9,452,752)    (41.7)%

Other (income) expenses:
     Interest expense (income), net ............       (454,325)     (1.2)%        598,062       2.6%
     Write off of unamortized debt discount ....             --       0.0%         917,615       4.0%
     Equity in loss of affiliates ..............      5,412,574      13.8%          31,819       0.1%
     Foreign currency loss (gain) ..............         22,181       0.1%          (2,032)     (0.0)%
     Other .....................................         95,020       0.2%           1,074       0.0%
                                                   ------------     -----     ------------     -----
                                                      5,075,450      13.0%       1,546,538       6.8%
                                                   ------------     -----     ------------     -----
Net loss .......................................    (36,188,963)    (92.3)%    (10,999,290)    (48.5)%

Imputed preferred dividend .....................     (2,299,750)     (5.9)%     (1,115,943)     (4.9)%
                                                   ------------     -----     ------------     -----

Net loss available to
     common shareholders .......................   $(38,488,713)    (98.2)%   $(12,115,233)    (53.5)%
                                                   ============     =====     ============     =====

Net loss per share - (basic and diluted)           $      (0.74)              $      (0.40)
                                                   ============               ============
Weighted average number of shares
     outstanding - (basic and diluted)               52,055,335                 30,428,396
                                                   ============               ============

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenues. Revenues increased to $20.6 million during the three months ended December 31, 2000 from $14.0 million during the three months ended December 31, 1999, an increase of 47%. Revenues for the three months ended December 31, 2000 were generated through the sale of (i) 95% voice services, (ii) 3% broadband services and (iii) 2% Internet services. Sales during the three months ended December 31, 1999 were comprised 98% of voice services and 2% broadband services.

The increase in revenues during the three months ended December 31, 2000 primarily resulted from an increase in the number of minutes transmitted. During the three months ended December 31, 2000, we transmitted 214.9 million minutes versus 141.3 million minutes during the three months ended December 31, 1999, an increase of 52%. The increase in traffic during the current three-month period was partially offset by a decrease in the average price per minute. The average price per minute decreased to $0.095 during the three months ended December 31, 2000 versus $0.099 during the comparable period in fiscal 2000.

Direct Costs. Direct costs increased to $20.7 million during the three months ended December 31, 2000 from $13.0 million during the three months ended December 31, 1999, an increase of 59%. Approximately $6.8 million of the increase during the current year period is a result of the increased volume of minutes transmitted over our network. The remainder of the increase is primarily related to fixed line costs associated with adding network capacity to enable growth in the broadband and voice service product lines.

Selling, General and Administrative. Selling, general and administrative expenses increased to $7.9 million during the three months ended December 31, 2000 from $7.3 million in the prior year period, an increase of 8%. Selling, general and administrative expenses during the three months ended December 31, 2000 increased primarily due to increases related to our global network build-out and the related expansion of staffing and facilities of $4.3 million, offset in part by decreases in (i) professional fees and consulting expense of $2.1 million, (ii) stock-based compensation of $1.0 million and (iii) vendor settlement costs included in the prior year period of $0.6 million. At December 31, 2000, Novo Networks employed approximately 160 employees compared to approximately 35 employees at December 31, 1999.

Reorganization and Restructuring Charge. In October, the Company began execution of a plan to consolidate the assets, network and management of its wholly-owned operating subsidiaries into a single broadband network and communication services company. Additionally, the plan has a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. The Company recorded reorganization and restructuring expense totaling $4.3 million during the quarter ended December 31, 2000. The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The restructuring charge of $4.3 million includes cash expenditures totaling $2.8 million related to (i) personnel severance of $1.5 million (ii) lease abandonment of $1.0 million, and (iii) other costs of $0.3 million and non-cash charges of $1.5 million, primarily for the write-down of impaired assets.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. Amortization of goodwill during the three months ended December 31, 2000 totaled $5.1 million. Depreciation recorded on fixed assets during the current year period totaled $1.4 million compared to $0.5 million for the prior year period. At December 31, 2000 fixed assets, consisting primarily of network equipment, totaled $35.3 million compared to $12.9 million at December 31, 1999.

Interest (Income) Expense, Net. We recorded interest income, net of expense, of $0.1 million for the three months ended December 31, 2000 compared to net interest expense of $0.1 million for the three months ended December 31, 1999. The interest income, net during the three months ended December 31, 2000 resulted from interest income on greater cash balances maintained from the proceeds of private placements completed in fiscal 2000 and 2001 together with lower interest expense. The reduction in interest expense was due to the elimination of $8.0 million of e.Volve's debentures as a result of the reorganization transaction on September 22, 1999.

Equity in Losses of Affiliates. Equity in loss of affiliates was $1.3 million during the three months ended December 31, 2000 and resulted primarily from our 22% equity interest in PhoneFree. We anticipate that our strategic investments accounted for under the equity method will continue to invest in the development of their products and services, and will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

Revenues. Revenues increased to $39.2 million during the six months ended December 31, 2000 from $22.7 million during the same prior year period, an increase of 73%. Revenues for the six months ended December 31, 2000 were generated through the sale of (i) 94% voice services, (ii) 4% broadband services and (iii) 2% Internet services. Sales during the six months ended December 31, 1999 were comprised of 99% voice services and 1% broadband services.

The increase in revenues during the six months ended December 31, 2000 is primarily a result of both (i) revenues generated from AxisTel, which was acquired as part of the Initial Transaction, being included for the full six months during the current year period verses three months in the prior year period and (ii) increased minutes transmitted, principally wholesale minutes. During the six months ended December 31, 2000, we transmitted 384.2 million minutes versus 218.4 million minutes during the six months ended December 31, 1999, an increase of 76%. Although revenues increased as a result of increased traffic volumes, the average price per minute decreased 2% to $0.1020 during the six months ended December 31, 2000 from $0.1038 during the comparable period in fiscal 2000.

Direct Costs. Direct costs increased to $38.0 million during the six months ended December 31, 2000 from $21.8 million during the six months ended December 31, 1999, an increase of 74%. The increase in direct costs is principally a result of the increased traffic volume during the current year, partially offset by a nominal decrease in the average cost per minute to terminate calls.

Selling, General and Administrative. Selling, general and administrative expenses increased to $15.0 million during the six months ended December 31, 2000 from $8.6 million in the prior year period. The increase in selling, general and administrative expenses during the six months ended December 31, 2000 resulted primarily from expenses incurred by companies acquired during fiscal 2000 being included for a full six-month period and increases related to our global network build-out and the associated expansion of staffing and facilities. The increase was offset in part by decreases in (i) professional fees and consulting expense of $2.1 million, (ii) stock-based compensation of $0.6 million and (iii) vendor settlement costs included in the prior year period of $0.6 million.

Reorganization and Restructuring Charge. In October 2000, the Company began execution of a plan to consolidate the assets, network and management of its wholly owned operating subsidiaries into a single broadband network and communication services company. Additionally, the plan has a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. The Company recorded reorganization and restructuring expense totaling $4.3 million during the six months ended December 31, 2000. The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The reorganization and restructuring charge of $4.3 million includes cash expenditures totaling $2.8 million related to (i) personnel severance of $1.5 million (ii) lease abandonment of $1.0 million, and (iii) other costs of $0.3 million and $1.5 million of non-cash charges, primarily for the write-down of impaired assets.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. The current year period includes amortization of goodwill associated with both the reorganization transactions and the iGlobal acquisition for the full six months totaling $10.2 million compared to goodwill amortization of $1.4 million related to the reorganization representing approximately three months of amortization for the six months ended December 31, 1999. Depreciation recorded on fixed assets during the current year period totaled $2.7 million compared to $0.4 million for the prior year period.

Interest (Income) Expense, Net. We recorded interest income, net of expense, of $0.5 million for the six months ended December 31, 2000 compared to net interest expense of $0.6 million for the six months ended December 31, 1999. The interest income, net during the six months ended December 31, 2000 resulted from interest income on greater cash balances maintained from the proceeds of private placements completed in fiscal 2000 and 2001 together with lower interest expense. The reduction in interest expense was due to the elimination of $8.0 million of e.Volve's debentures as a result of the reorganization transaction on September 22, 1999.

Equity in Losses of Affiliates. Equity in loss of affiliates for the six months ended December 31, 2000 totaled $5.4 million and resulted primarily from our 22% equity interest in PhoneFree.

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

Since July 1, 1999, we have funded our operations primarily through cash flow from operations, private placements of common and preferred stock and borrowings under loan and capital lease agreements. Our principal uses of cash are to fund
(i) the expansion of our operations; (ii) working capital requirements; (iii) capital expenditures, primarily for our network; (iv) operating losses; and (v) acquisitions and strategic investments. As of December 31, 2000, we had current assets of $43.1 million, including cash and cash equivalents of $30.0 million. The working capital surplus at December 31, 2000 was $19.5 million. While this amount is not sufficient to fund our current plans for global network expansion, the cash and cash equivalents at December 31, 2000 are expected to provide sufficient liquidity to meet our operating and capital requirements over the next twelve months.

We estimate that our current network expansion plans will require approximately $97 million of capital and operating expenses over the next 24-months. This represents a decrease of approximately $90 million from our original business plans. The decrease in capital and operating requirements resulted primarily from a reduction in the planned number of gateways from 34 to 16 and a significant reduction in the number of planned co-location facilities. Additionally, scaling back the gateway rollout also resulted in reductions in planned additions of sales and technical personnel and corporate staff. We expect to fund these capital requirements through existing cash balances, expansion of our capital lease facilities and public and private placements of equity and/or debt securities. If we are not able to raise additional funds within the next six months we may not be able to complete our global network expansion and increase our revenues pursuant to our business strategy.

Cash flows from operating activities. Cash used in operating activities for the six months ended December 31, 2000 totaled $12.8 million compared to $2.5 million for the six months ended December 31, 1999. The increased use of cash in our operating activities is primarily attributable to increased costs associated with expanding our overall operations, which encompasses (i) networks, (ii) facilities, and (iii) employee costs. During the six months ended December 31, 2000 cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $14.7 million and an increase in accounts receivable of $4.8 million, partially offset by a net increase in accounts payable and accrued liabilities of $6.0 million. At December 31, 1999, cash flows used in operating activities resulted from operating losses, net of non-cash charges, totaling $6.9 million offset partially by increases in current liabilities.

Cash flows from investing activities. Net cash used in investing activities was $3.4 million for the six months ended December 31, 2000 compared to $2.8 million for the same period in the prior fiscal year. Investing activities in the current fiscal year period consisted primarily of purchases of network equipment $2.1 million and investments in affiliated companies of $1.1 million. Investing activities for the prior year period consisted principally of fixed asset purchases of $1.7 million and investments in affiliates of $0.6 million.

Cash flows from financing activities. Cash flows provided by financing activities during the six months ended December 31, 2000 totaled $5.5 million and consisted principally of (i) net proceeds from the issuance of 7,000 shares of Series D Preferred Stock and 450,001 shares of our common stock totaling $6.5 million, and (ii) borrowings under a credit agreement for equipment purchases of $0.4 million, offset partially by capital lease payments of $1.4 million. Cash flows provided from financing activities during the prior year period totaled $11.6 million and was attributable to proceeds from the issuance of common and preferred stock of $13.2 million, reduced partially by the repayment of a bridge loan and capital lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of political instability, foreign currency, interest rate and other risks.

Political Instability Risks. We have relationships with foreign suppliers in Mexico, India and other countries. We have not experienced any negative economic consequences as a result of relationships with foreign suppliers in these countries, but may be negatively affected should political instability in any of these countries develop.

Foreign Currency Risks. Since the agreements we have entered into with foreign suppliers in India and other countries are denominated in U.S. dollars, we are not exposed to risks associated with fluctuations in these foreign currencies. However, because our agreements with certain Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may affect profitability. During the six months ended December 31, 2000, $11.0 million of our direct costs were denominated in Mexican pesos.

Interest Rate Risks. We have investments in money market funds of approximately $29.4 million at December 31, 2000. We also have a variable rate credit facility to purchase equipment with outstanding borrowings at December 31, 2000 of $4.1 million. Due to the short-term nature of our investments and the relatively low amount of variable rate debt on our balance sheet, we believe that the effects of changes in interest rates are limited and would not materially impact our profitability.

Other Market Risks. We are also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2000, the arbitration panel awarded Gayath Saad $248,000 in respect of the dispute previously described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Subsequent to this ruling, we negotiated a mutual release with Mr. Saad and delivered it to him overseas. Mr. Saad executed the release on January 29, 2001 and we paid him the judgment in accordance with the terms of the award.

We are involved in other legal proceedings from time to time, none of which, if decided adversely to us, would, in our opinion, have a material adverse effect on our business, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES

On December 5, 2000, we completed a private placement of 7,000 shares of newly issued Series D Convertible Preferred Stock and 450,001 shares of our common stock to two institutional investors in a private placement under Rule 506 of Regulation D. We received proceeds of $7.0 million cash and 900,001 Series A Preference shares of Telnext Communications Ltd. as consideration for this issuance. We anticipate incurring commissions of $420,000 in connection with this private placement. The Series D Convertible Preferred Stock is convertible into shares of our common stock at price of $7.00 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2000, we held our 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following persons were re-elected to our Board of Directors as Class I Directors, with their term of office lasting until our annual meeting of stockholders in 2004:

         Mark R. Graham
         Jan. R. Horsfall
         Stuart A. Subotnick

Fred A. Vierra and David Leuschen continued in office as Class II Directors, and Clark K. Hunt, Jeffrey A. Marcus and Barrett N. Wissman continued in office as Class III Directors.

The following table sets forth the number of votes for and against with respect to the election of Class I directors at the Annual Meeting:

      Name                           For                      Against
      ----                           ----                     -------
      Mark R. Graham                 40,934,489               284,711
      Stuart A. Subotnick            40,934,489               284,711
      Jan R. Horsfall                37,834,654               3,384,546

At the Annual Meeting, our stockholders also voted to ratify certain amendments to our 1999 Omnibus Securities Plan and to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our capital stock from 80,000,000 to 225,000,000. In connection with the increase in authorized shares of capital stock, the number of authorized shares of preferred stock was increased from 5,000,000 to 25,000,000, and the number of shares of common stock was increased from 75,000,000 to 200,000,000. The following table sets forth the number of votes for, against, abstained and broker non-votes cast in respect of these proposals:

      Proposal                         For              Against            Abstentions        Broker Non-Votes
      --------                         ---              -------            -----------        ----------------
      Plan Amendments                  38,028,017       3,063,657          127,226            None
      Amendment to Amended and
      Restated Certificate of
      Incorporation                    36,802,597       3,166,361          13,110             1,237,132

On October 31, 2000, the holders of approximately 62% of the outstanding shares of our common stock, acting by written consent pursuant to Section 228 of the Delaware General Corporate Law, approved an amendment to our Amended and Restated Certificate of Incorporation changing our name from "eVentures Group, Inc." to Novo Networks, Inc.

On December 12, 2000, the holders of approximately 51% of the outstanding shares of our voting stock, acting by written consent pursuant to Section 228 of the Delaware General Corporate Law, approved the Novo Networks 2001 Equity Incentive Plan. Option grants under this plan will become effective 20 business days after the mailing to our stockholders of an Information Statement in accordance with Regulation 14C of the Securities Exchange Act of 1934 (which we expect to occur on or about March 15, 2001). On January 10, 2001, the Option Sub-Committee of the Board of Directors approved the grant of a total of 10,227,163 Gap Options to purchase our common stock at an exercise price of $4.625 per share under the 2001 Equity Incentive Plan. Of the 10,227,163 Gap Options granted, 9,975,000 were granted to our executive officers.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       3.1 Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 13, 2000.

       3.2 Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 11, 2000.

       4.1 Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock, filed on December 5, 2000.

       9 Voting Agreement, dated as of December 5, 2000, among Rock Creek Partners II, Ltd, CB Private Equity Partners L.P. and eVentures Group, Inc.

       10.1 Registration Rights Agreement, dated as of December 5, 2000, among Rock Creek Partners, II, Ltd., CB Private Equity Partners L.P. and eVentures Group, Inc.

(b)    Reports on Form 8-K

       On November 13, 2000, we filed a Report on Form 8-K announcing our intended name change from eVentures Group, Inc. to Novo Networks, Inc. and announcing our financial results for the fiscal quarter ended September 30, 2000.

       On January 4, 2001, we filed a Report on Form 8-K disclosing the dismissal of BDO Seidman, LLP as our independent public accountants and the retention of Arthur Andersen, LLP as our independent public accountants for our fiscal year ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  February 14, 2001      By:     /s/ Jeffrey A. Marcus

                              Jeffrey A. Marcus
                              (Authorized Signatory and Chief Executive Officer)



Date:  February 14, 2001      By:     /s/ Daniel J. Wilson

                              Daniel J. Wilson
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
  No.              Description
-------            -----------
3.1                Amendment to Amended and Restated Certificate of
                   Incorporation, filed with the Secretary of State of the State of Delaware on November 13, 2000.

3.2                Amendment to Amended and Restated Certificate of
                   Incorporation, filed with the Secretary of State of the State of Delaware on December 11, 2000.

4.1                Certificate of Designation, Rights and Preferences of Series
                   D Convertible Preferred Stock, filed on December 5, 2000.

9                  Voting Agreement, dated as of December 5, 2000, among Rock
                   Creek Partners II, Ltd, CB Private Equity Partners L.P. and eVentures Group, Inc.

10.1 Registration Rights Agreement, dated as of December 5, 2000, among Rock Creek Partners, II, Ltd., CB Private Equity
                   Partners L.P. and eVentures Group, Inc.