Form 10-Q
period 2001-03-31
NOVO NETWORKS INC
filed 2001-05-15
CIK 826773

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

On April 6, 2001, 52,494,909 shares of the registrant's Common Stock $.00002 par value per share were outstanding.

                               NOVO NETWORKS, INC.

                           QUARTERLY REPORT FORM 10-Q
                                      INDEX


                                                                                                                          PAGE NO.
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2001 (unaudited)
              and June 30, 2000.............................................................................................  3

              Consolidated Statements of Operations for the three and nine months Ended March 31, 2001 and 2000
              (unaudited)...................................................................................................  4

              Consolidated Statements of Cash Flows for the nine months ended
              March 31, 2001 and 2000
              (unaudited)...................................................................................................  5

              Notes to Consolidated Financial Statements....................................................................  6

Item 2.       Management's  Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................................... 11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.................................................... 17


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings............................................................................................. 18

Item 2.       Changes in Securities......................................................................................... 18

Item 3.       Defaults Upon Senior Securities............................................................................... 18

Item 4.       Submission of Matters to a Vote of Securities Holders......................................................... 18

Item 5.       Other Information............................................................................................. 18

Item 6.       Exhibits and Reports on Form 8-K.............................................................................. 18

Signatures.................................................................................................................. 19

Exhibit Index............................................................................................................... 20

                               NOVO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                             March 31,         June 30,
                                    ASSETS                                                     2001              2000
                                                                                           -------------    -------------
                                                                                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents .........................................................   $  21,509,816    $  40,764,246
     Accounts receivable, less allowances for
     doubtful accounts ($1,829,450 - March 2001; $793,900 - June 2000) .................       3,607,053        7,013,800
     Prepaid expenses and other receivables ............................................       1,354,489        2,979,489
     Deposits ..........................................................................         359,537          209,491
     VAT receivable ....................................................................       1,415,906        2,131,277
     Notes receivable, affiliate .......................................................              --          100,000
                                                                                           -------------    -------------
                                                                                              31,653,548       49,791,556
                                                                                           -------------    -------------

LONG-TERM ASSETS
     Restricted cash ...................................................................          94,180          281,928
     Deposits ..........................................................................       1,167,754          811,093
     Network equipment under capital leases, net .......................................      11,125,828       10,151,079
     Property and equipment, net .......................................................      11,740,316       24,293,292
     Investments in affiliates .........................................................       6,121,031       23,373,190
     Goodwill and other intangibles, net ...............................................              --      108,639,486
                                                                                           -------------    -------------
                                                                                              29,274,360      168,524,817
                                                                                           -------------    -------------
                                                                                           $  60,927,908    $ 218,316,373
                                                                                           =============    =============

       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Capital leases, current portion ...................................................   $   3,422,402    $   4,703,053
     Accounts payable ..................................................................       4,252,550        5,580,873
     Accrued other .....................................................................       8,529,635        5,688,892
     Accrued reorganization and restructuring charge ...................................              --        1,111,396
     Accrued interest payable ..........................................................          69,120           78,016
     Customer deposits and deferred revenues ...........................................         964,780          619,403
     Notes payable, current portion ....................................................              --          229,343
                                                                                           -------------    -------------
                                                                                              18,349,883       16,899,580
                                                                                           -------------    -------------
LONG-TERM LIABILITIES
     Notes payable, net of current portion .............................................              --        3,685,145
     Capital leases, net of current portion ............................................       5,780,851        5,128,523
                                                                                           -------------    -------------
                                                                                               5,128,523        9,465,996
                                                                                           -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $0.00002 par value, authorized 200,000,000 shares,
                issued and outstanding, 52,494,909 and 51,989,745 shares ...............           1,041            1,051
     Common stock to be issued, 71,513 shares ..........................................              --                1
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized
                25,000,000 shares, issued and outstanding, 26,070 and 20,.70 shares ....              --               --
     Additional paid-in capital ........................................................     258,605,462      248,907,665
     Accumulated deficit ...............................................................    (220,583,032)     (54,634,559)
     Deferred compensation .............................................................        (573,979)      (1,274,479)
     Notes receivable from shareholders ................................................              --       (1,048,872)
                                                                                           -------------    -------------
                                                                                              37,449,502      191,950,797
                                                                                           -------------    -------------
                                                                                           $  60,927,908    $ 218,316,373
                                                                                           =============    =============



See accompanying notes to consolidated financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      For the Three Months             For the Nine Months
                                                                         Ended March 31,                  Ended March 31,
                                                                 ------------------------------    ------------------------------
                                                                     2001             2000             2001             2000
                                                                 -------------    -------------    -------------    -------------
                                                                           (unaudited)                        (unaudited)
Revenues......................................................   $  19,749,715    $  16,308,494    $  58,940,396    $  38,970,332
Direct costs .................................................      19,244,797       15,400,305       57,278,922       37,160,085
                                                                 -------------    -------------    -------------    -------------
Gross profit .................................................         504,918          908,189        1,661,474        1,810,247
Selling, general and administrative expenses .................       7,256,348        4,506,404       22,260,358       13,087,581
Reorganization and restructuring charge ......................         (19,499)              --        4,305,952               --
Impairment loss ..............................................     111,862,461               --      111,862,461               --
Depreciation and amortization ................................       6,539,092        2,431,734       19,479,700        4,205,374
                                                                 -------------    -------------    -------------    -------------
Loss from operations, before
    other (income) expense ...................................    (125,133,484)      (6,029,949)    (156,246,997)     (15,482,708)

Other (income) expense
    Interest (income) expense, net ...........................          40,513         (223,717)        (413,812)         374,343
    Write off of unamortized debt discount ...................              --               --               --          917,615
    Equity in loss of affiliates .............................       1,880,052        2,296,913        7,292,626        2,328,732
    Foreign currency loss (gain) .............................          40,521              (84)          62,702           (2,116)
    Other ....................................................         186,301          422,915          281,321          423,989
                                                                 -------------    -------------    -------------    -------------
                                                                     2,147,397        2,496,027        7,222,837        4,042,563
                                                                 -------------    -------------    -------------    -------------
Net loss .....................................................    (127,280,871)      (8,525,976)    (163,469,834)     (19,525,271)

Imputed preferred dividend ...................................              --       (9,292,011)      (2,299,750)     (10,407,954)
                                                                 -------------    -------------    -------------    -------------

Net loss available to common
    shareholders .............................................   $(127,280,871)   $ (17,817,987)   $(165,769,584)   $ (29,933,225)
                                                                 =============    =============    =============    =============

Net loss per share - (basic and diluted) .....................   $       (2.43)   $       (0.38)   $       (3.18)   $       (0.84)
                                                                 =============    =============    =============    =============
Weighted average number of shares
    outstanding - (basic and diluted) ........................      52,462,631       46,512,853       52,189,118       35,750,889
                                                                 =============    =============    =============    =============




See accompanying notes to consolidated financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     Nine Months Ended March 31,
                                                                                                    ------------------------------
                                                                                                         2001             2000
                                                                                                    -------------    -------------
                                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................................................   $(163,469,834)   $ (19,525,271)
     Adjustments to reconcile net loss to net cash used in
        net operating activities:
        Depreciation and amortization ...........................................................      19,479,700        4,360,729
        Equity in loss of affiliates ............................................................       7,292,626        2,328,732
        Impairment loss .........................................................................     111,862,461              --
        Other non-cash expenses .................................................................       4,711,783        2,470,192
        Change in operating assets and liabilities:
          Accounts receivable ...................................................................      (5,766,382)        (963,142)
          Prepaid expenses and other receivables ................................................        (192,147)         (65,925)
          VAT receivable ........................................................................         715,371          (90,787)
          Restricted cash .......................................................................         (94,180)       1,857,437
          Accounts payable ......................................................................        (339,320)       5,246,775
          Accrued other .........................................................................       5,806,067          451,542
          Accrued interest payable ..............................................................         121,148          161,285
          Customer deposits and deferred revenue ................................................         458,223       (1,221,541)
                                                                                                    -------------    -------------
Net cash used in operating activities ...........................................................     (19,414,484)      (4,989,974)
                                                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits ...................................................................................        (546,143)        (345,083)
     Purchase of property and equipment, net ....................................................      (2,740,332)      (1,777,447)
     Net cash resulting from acquisitions (dispositions) ........................................        (262,703)         509,021
     Long-term investments ......................................................................              --         (150,000)
     Investments in affiliates ..................................................................      (1,055,112)      (7,233,242)
                                                                                                    -------------    -------------
Net cash used in investing activities ...........................................................      (4,604,290)      (8,996,751)
                                                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder repayments .....................................................................          96,984               --
     Payments on capital leases .................................................................      (2,107,544)        (968,628)
     Advances (repayments) on notes payable .....................................................         335,000         (823,278)
     Issuance of notes receivable - affiliate, net ..............................................         (84,096)              --
     Issuance of common and preferred stock .....................................................       6,524,000       28,455,828
                                                                                                    -------------    -------------
Net cash provided by financing activities .......................................................       4,764,344       26,663,922
                                                                                                    -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........................................................     (19,254,430)      12,677,197
CASH AND CASH EQUIVALENTS, beginning of year ....................................................      40,764,246           39,379
                                                                                                    -------------    -------------
CASH AND CASH EQUIVALENTS, end of period ........................................................   $  21,509,816    $  12,716,576
                                                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for interest .....................................................................   $   1,025,687    $     425,621
                                                                                                    =============    =============
     Cash paid for taxes ........................................................................   $          --    $          --
                                                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases ................................................   $   2,311,153    $   5,288,392
                                                                                                    =============    =============
     Goodwill arising from change in ownership and acquisitions settled through issuance of
      stock .....................................................................................   $          --    $ 108,515,172
                                                                                                    =============    =============
     Net assets of subsidiaries acquired through an issue of stock ..............................   $          --    $     197,169
                                                                                                    =============    =============
     Stock issued for settlement of accounts payable ............................................   $          --    $   6,549,480
                                                                                                    =============    =============



See accompanying notes to consolidated financial statements.

                               NOVO NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS

         Novo Networks, Inc. ("Novo Networks" or the "Company") is a global broadband network and communication services company providing broadband and voice services over a facilities-based network, which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. The network presently reaches 7 domestic and 6 international cities in North America, Europe, the Middle East and Mexico. Prior to December 12, 2000, the Company was known as eVentures Group, Inc.


2.       LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had current assets of $31.7 million, including cash and cash equivalents of $21.5 million. The working capital surplus at March 31, 2001 was $13.3 million. The Company's cash balance is expected to provide sufficient liquidity to meet its operating and capital requirements until the Company's third fiscal quarter of 2002.

         Although the Company was able to raise $7.0 million of equity capital during fiscal 2001, it did not raise all of the capital required to complete the build-out of its global network. As a result, during the three months ended March 31, 2001, the Company has taken the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to the expansion of its global network, (ii) downsized its workforce by approximately 40% and (iii) discontinued the operations of Internet Global Services, Inc. ("iGlobal"), a wholly-owned subsidiary (see Note 14).

         In evaluating strategic alternatives, the Company's board of directors engaged JP Morgan on March 23, 2001 to assist in the sale or merger of the Company's voice business. Alternatives currently being pursued may include a merger with another company, potential strategic acquisitions, the sale of company assets or one or more of the Company's business units, further measures to significantly reduce the Company's operating expenses or other potential measures.

         The Company hopes that these measures, plus others that may be implemented in the future, will position Novo Networks to meet the challenges now posed by the changing telecommunications marketplace. Nevertheless, the Company continues to face a challenging liquidity situation. Since the Company did not raise sufficient capital to fund its global network expansion and staffing needs, the Company continues to rely on revenues from the provision of voice services, which typically generate low gross margins. While the Company hopes to be able to increase the volume of voice traffic, and therefore increase the absolute amount of gross profit from the sale of voice services, the Company has historically not been able to fund its operations from the voice line of services. As a result, in the quarter ended March 31, 2001, the Company recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, Novo Networks might not be able to add enough capacity to its network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements. Therefore, it is likely that the Company will have to raise additional capital and further reduce costs. If the Company has to reduce costs further, it might also have to enact further reductions in sales, management and engineering staff, which could have an adverse impact on the ability to increase the volume of voice revenues.

         To the extent these matters remain unresolved prior to the issuance of the Company's audited financial statements for the period ended June 30, 2001, the Company's independent auditors have stated that it is likely their audit report on the June 30, 2001 consolidated financial statements will include a going concern explanatory paragraph.

         An additional hurdle that Novo Networks faces is the deteriorating credit quality of some of its customers. The Company's largest customer, Qwest Communications, accounts for approximately 40% of revenues for the nine months ending March 31, 2001. The Company has not experienced any problems in collecting amounts owed by Qwest. However, while the Company continues to make every effort to ensure that receivables are collectible, and engages in continuous monitoring of credit exposure with each customer, the Company has experienced a general increase in the amount of uncollectable accounts and has increased its reserves accordingly. More significantly, in recent weeks, two of the Company's larger customers, representing approximately 6% of total revenues for the nine months ending March 31, 2001, have filed for bankruptcy protection. If the deterioration in credit quality of the Company's customers continues, or if one or both of the bankrupt customers fail to reorganize or generate sufficient proceeds from liquidation, the Company could be forced to write off a significant amount of receivables as uncollectable. Either of these scenarios would have an adverse effect on the Company's ability to fund operations.

         Historically, Novo Networks has funded its operations primarily through private placements of common and preferred stock and borrowings under loan and capital lease agreements. Novo Network's principal uses of cash have been to fund (i) the expansion of operations; (ii) working capital requirements; (iii) capital expenditures, primarily for the Company's network; (iv) operating losses; and (v) acquisitions and strategic investments. Due to the lack of stability in the capital markets and the economy's recent downturn, the Company's only source of funding, in the near term, is cash on hand. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could significantly reduce the Company's ability to fund development and to continue its operations.


3.       GENERAL

         The accompanying consolidated financial statements for the three and nine month periods ended March 31, 2001 and 2000, have been prepared by the Company without audit, pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of the Company's operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries. The financial results of e.Volve Technology Group, Inc. ("e.Volve") are included in the financial statements for all periods presented. The financial results for AxisTel Communications, Inc. ("AxisTel") are included in the financial statements since September 22, 1999, the date of acquisition. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000. The consolidated balance sheet of the Company presented as of March 31, 2001 does not include the accounts of iGlobal due to management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

         Certain fiscal 2000 balances have been reclassified for comparative purposes to be consistent with the fiscal 2001 presentation. All significant inter-company accounts have been eliminated.


4.       LONG-LIVED ASSETS

         The Company's long-lived assets consisted primarily of goodwill and property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.

         During the three months ended March 31, 2001, the Company recorded an impairment loss totaling $111.9 million related to (i) its investment in iGlobal, through the write-off of goodwill of $64.5 million, (ii) the remaining goodwill of $24.2 million relating to the September 1999 and October 1999 reorganization transactions and (iii) property and equipment and related prepaid maintenance of $11.9 million associated with the IRU discussed in Note 7. Included in the total impairment loss is an impairment loss related to the Company's investments in affiliates of $11.2 million (see Note 8). To the extent the issues raised in Note 2 remain unresolved, it could result in the Company evaluating the recoverability of the remaining long-lived assets based on the estimated fair value of the assets in a liquidation which could result in additional impairment charges in future periods.

5.       GOODWILL

         Goodwill arising from the excess of cost over net assets of businesses acquired by the Company is amortized on a straight-line basis over periods ranging from five to ten years. The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. During the three months ended March 31, 2001, the Company recorded impairment loss of $88.7 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal related goodwill of $64.5 million was written off. Additionally, in assessing the recoverability of the goodwill related to the September 1999 and October 1999 transactions, the Company wrote-off the remaining goodwill of $24.2 million.


6.       NET LOSS PER SHARE

         The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share
         (EPS). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible preferred stock and convertible debentures as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. For purposes of computation of EPS, the shares issued for the acquisition of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire nine month period ended March 31, 2000.


7.       PROPERTY AND EQUIPMENT

         Property and equipment consists of leasehold improvements, network equipment under capital leases, IRU fiber optic circuits, network equipment and furniture and fixtures. Each class of assets is depreciated over its estimated useful life using the straight-line method. In assessing the recoverability of the Company's IRU fiber optic circuit, which had an estimated useful life of 20 years, an impairment charge of $10.3 million was recorded during the three months ended March 31, 2001. The impairment amount was determined based on the difference between the unamortized net book value and the current market rate for an IRU of similar type and duration and, is included in impairment loss on the accompanying consolidated statement of operations.


8.       INVESTMENTS IN AFFILIATES

         The Company has minority investments in development stage Internet and communications companies. The company accounts for the majority of its investments using the equity method. For the three and nine months ended March 31, 2001, the Company continued to record its proportionate share of equity losses which totaled $1.9 million and $7.3 million, respectively. Due to declining market conditions, negative operating results of the investee companies, lack of the investees' liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $11.2 million was recorded during the three months ended March 31, 2001. The impairment charge is included in impairment loss on the accompanying consolidated statement of operations. For those investments in affiliates, which have been impaired completely, the Company will cease recording its share of losses incurred by the investee.

9.       NOTES PAYABLE

         iGlobal has a credit facility with Cisco Systems Credit Corporation for $12,000,000 with interest payable quarterly at a spread of 600 basis points above the three-month London Interbank Offering Rate. The outstanding principal balance at June 30, 2000 was $3,669,488. Also included in Notes Payable at June 30, 2000 was an unsecured promissory note with a former officer of iGlobal in the amount of $245,000 bearing interest at 6.5% payable monthly. As a result of management's decision to abandon iGlobal's operations, the accounts of iGlobal, including these notes payable, have not been included in the consolidated balance sheet of the Company as of March 31, 2001 (see Note 14).


10.      SEGMENT INFORMATION

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its senior management group.

         The Company has determined that it operates in one segment.


11.      REORGANIZATION AND RESTRUCTURING CHARGE

         In October, the Company began execution of a plan to consolidate the assets, network and management of its wholly owned operating subsidiaries into a single broadband network and communication services company. The plan has a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. The Company recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000.

         The restructuring charge of $4.3 million includes cash expenditures totaling $2.0 million related to (i) personnel severance of $0.6 million, of which $0.4 million has been paid as of March 31, 2001, (ii) lease abandonment of $1.0 million, and (iii) other costs of $0.4 million and non-cash charges of $2.4 million, primarily for the write-down of impaired assets and the intrinsic value of stock options granted to a former employee as part of the separation agreement. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of retail Internet access services.

         A summary of the completed and planned reorganization and restructuring activities follows (amounts in thousands):



                                             REORGANIZATION        DECEMBER       BALANCE AT        MARCH       BALANCE AT
                                                  AND              QUARTER         DECEMBER 31,    QUARTER       MARCH 31,
                                             RESTRUCTURING       UTILIZATION         2000        UTILIZATION       2001
                                            ----------------     ------------     -----------    ------------   ------------
Personnel severance                         $         1,517      $      (217)     $    1,300     $    (1,075)   $       225
Property, plant & equipment                           1,374           (1,374)              -               -              -
Abandonment of leased facilities                      1,025              (75)            950             (64)           886
Discontinuation and divestiture of
     retail Internet access operations                  390             (228)            162            (162)             -
                                            ----------------     ------------     -----------    ------------   ------------
                                            $         4,306      $    (1,894)     $    2,412     $    (1,301)   $     1,111
                                            ================     ============     ===========    ============   ============


Amounts not utilized for their intended purpose of $19,499 have been reversed to operating expense as of March 31, 2001.

12.      INCENTIVE PLAN

         In December 2000, the Company adopted a new incentive plan, the Novo Networks 2001 Equity Incentive Plan, (the "Plan") for its officers and employees. The maximum number of shares of common stock covered by options to be granted under the Plan is 12,000,000 shares. As of March 31, 2001, 10,024,000 options had been granted.


13.      PRIVATE PLACEMENT

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


14.      DISPOSAL OF IGLOBAL

         In March 2001, the Company made the decision to dispose of its investment in iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code. All of iGlobal's primary product offerings have been discontinued or abandoned. As a result of the disposition, the Company recorded an impairment loss of $64.5 million during the quarter primarily related to non-cash goodwill recorded in connection with the initial acquisition of iGlobal. The Company no longer controls the operations of iGlobal and, accordingly, has not included the accounts of iGlobal in its consolidated balance sheet. As a result of the disposition, the Company eliminated $3.7 million in assets excluding goodwill and $9.1 million in liabilities from its consolidated balance sheet. The Company believes it has no further liabilities or contingencies resulting from the iGlobal disposition.

         The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of each of the fiscal periods presented:


                                                             For the Three Months                   For the Nine Months
                                                                Ended March 31,                       Ended March 31,
                                                       --------------------------------      --------------------------------
                                                           2001                2000               2001               2000
                                                       -------------      -------------      -------------      -------------
Revenues .........................................     $  19,303,485      $  16,228,101      $  57,617,082      $  38,889,939
Loss from operations, before
      other (income) expense .....................     $(123,637,838)     $ (90,506,794)     $(148,399,357)     $ (99,959,553)
Net loss available to common shareholders ........     $(126,538,405)     $(102,276,811)     $(158,379,936)     $(114,392,049)
Net loss per share - (basic and diluted) .........     $       (2.41)     $       (2.20)     $       (3.04)     $       (3.20)
                                                       =============      =============      =============      =============

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

Since we had no material operations prior to the Initial Transaction, the reorganization was accounted for as a recapitalization of e.Volve. Accordingly, the historical financial statements presented through September 22, 1999 are those of e.Volve. The consolidated financial statements presented herein reflect the consummation of the reorganization, and therefore are the consolidated financial statements of Novo Networks, Inc. and subsidiaries as of March 31, 2001 and June 30, 2000 and for the period from September 22, 1999 through March 31, 2000 and for the three and nine months ended March 31, 2001. On March 10, 2000, we acquired iGlobal, which has been incorporated into our consolidated financial statements from the date of acquisition through March 31, 2001. The consolidated balance sheet of the Company as of March 31, 2001 does not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31, 2001. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

OVERVIEW

Due to the lack of stability in the capital markets, the economy's recent downturn and our existing lines of business, we did not raise the additional capital required to complete the build-out of our global network. As a result, during the three months ended March 31, 2001, we have taken the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to our the expansion of our global network, (ii) downsized our workforce by approximately 40% and (iii) discontinued the operations of Internet Global Services, Inc. ("iGlobal"), a wholly-owned subsidiary.

In evaluating strategic alternatives, our board of directors engaged JP Morgan to assist in the sale or merger of our voice business. Alternatives currently being pursued may include a merger with another company, potential strategic acquisitions, or the sale of company assets or one or more of our business units, further measures to significantly reduce our operating expenses, or other potential measures. We hope that these measures, plus others that may be implemented in the future, will position us to meet the challenges now posed by the changing telecommunications marketplace.

Revenues. Revenues are generated through the sale of our products and services, which can be divided into two product groups: broadband services and voice services. Broadband services consist of transport services such as private line, asynchronous transfer mode and frame relay, co-location services and managed web hosting. Voice services include software services that leverage the packet-based infrastructure of our network to deliver advanced communications services to end-users. Voice services consist principally of voice-over-Internet-protocol or VoIP services, VoIP integration services and prepaid calling services. The majority of our products and services are measured and billed on a per minute basis.

Historically, we have derived substantially all of our revenues from the sale of VoIP and transport services. Our agreements with our wholesale customers are short term in duration and the rates are subject to change from time to time. Our three largest customers accounted for 39% and 48% of our revenues during the three and nine-month periods ended March 31, 2001, respectively.

Direct Costs. Direct costs include per minute termination charges and lease payments and fees for fiber optic cable. Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis. Additionally, while the direct costs incurred for leasing communications network capacity have declined, our existing lease agreements are generally at fixed rates for periods of one year or longer.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas, and have additional offices in Jersey City, New Jersey, Kansas City, Missouri, Dallas, Texas, Miami, Florida and Mexico City, Mexico.

Depreciation and Amortization. Depreciation and amortization represent the depreciation of property, plant and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal.

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

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results:




                                                                   Three Months Ended March 31,
                                                     ------------------------------------------------------
                                                        2001               %           2000            %
                                                     --------------      ------    --------------    ------
                                                                           (unaudited)
Revenues .........................................   $   19,749,715      100.0%    $   16,308,494    100.0%
Direct costs .....................................       19,244,797       97.4%        15,400,305     94.4%
                                                     --------------      ------    --------------    ------
Gross profit .....................................          504,918        2.6%           908,189      5.6%
Selling, general and administrative expenses .....        7,256,348       36.7%         4,506,404     27.6%
Restructuring charge .............................          (19,499)      (0.1%)               --      0.0%
Impairment loss ..................................      111,862,461      566.4%                --      0.0%
Depreciation and amortization ....................        6,539,092       33.1%         2,431,734     14.9%
                                                     --------------      ------    --------------    ------
Loss from operations, before
     other (income) expense ......................     (125,133,484)    (633.6%)       (6,029,949)   (37.0%)

Other (income) expenses:
     Interest expense (income), net ..............           40,513        0.2%          (223,717)    (1.4%)
     Write off of unamortized debt discount ......               --        0.0%                --      0.0%
     Equity in loss of affiliates ................        1,880,052        9.5%         2,296,913     14.1%
     Foreign currency loss (gain) ................           40,521        0.2%               (84)    (0.0%)
     Other .......................................          186,301        0.9%           422,915      2.6%
                                                     --------------      ------    --------------    ------
                                                          2,147,387       10.9%         2,496,027     15.3%
Net loss .........................................     (127,280,871)    (644.5%)       (8,525,976)   (52.3%)

Imputed preferred dividend .......................               --        0.0%        (9,292,011)   (57.0%)
                                                     ==============      ======    ==============    ======

Net loss available to
     common shareholders .........................   $ (127,280,871)    (644.5%)   $  (17,817,987)  (109.3%)





Net loss per share - (basic and diluted) .........   $        (2.43)                $       (0.38)
                                                     ==============                ==============
Weighted average number of shares
     outstanding - (basic and diluted) ...........       52,462,631                    46,512,853
                                                     ==============                ==============



                                                                    Nine Months Ended March 31,
                                                    ----------------------------------------------------
                                                          2001          %          2000           %
                                                    --------------    ------  --------------   ------
                                                                         (unaudited)
Revenues .........................................  $   58,940,396    100.0%  $   38,970,332   100.0%
Direct costs .....................................      57,278,922     97.2%      37,160,085    95.4%
                                                    --------------    ------  --------------   ------
Gross profit .....................................       1,661,474      2.8%       1,810,247     4.6%
Selling, general and administrative expenses .....      22,260,358     37.8%      13,087,581    33.6%
Restructuring charge .............................       4,305,952      7.3%              --     0.0%
Impairment loss ..................................     111,862,461    189.8%              --     0.0%
Depreciation and amortization ....................      19,479,700     33.0%       4,205,374    10.8%
                                                    --------------    ------  --------------   ------
Loss from operations, before
     other (income) expense ......................    (156,246,997)  (265.1%)    (15,482,708)  (39.7%)

Other (income) expenses:
     Interest expense (income), net ..............        (413,812)    (0.7%)        374,343     1.0%
     Write off of unamortized debt discount ......              --      0.0%         917,615     2.4%
     Equity in loss of affiliates ................       7,292,626     12.4%       2,328,732     6.0%
     Foreign currency loss (gain) ................          62,702      0.1%          (2,116)   (0.0%)
     Other .......................................         281,321      0.5%         423,989     1.1%
                                                    --------------    ------  --------------   ------
                                                         7,222,837     12.3%       4,042,563    10.4%
Net loss .........................................    (163,469,834)  (277.3%)    (19,525,271)  (50.1%)

Imputed preferred dividend .......................      (2,299,750)    (3.9%)    (10,407,954)  (26.7%)
                                                    ==============    ======  ==============   ======

Net loss available to
     common shareholders .........................  $ (165,769,584)  (281.2%) $  (29,933,225)  (76.8%)





Net loss per share - (basic and diluted) .........  $       (3.18)            $      (0.84)
                                                    ==============            ==============
Weighted average number of shares
     outstanding - (basic and diluted) ...........     52,189,118               35,750,889
                                                    ==============            ==============




THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues. Revenues increased to $19.7 million during the three months ended March 31, 2001 from $16.3 million during the three months ended March 31, 2000, an increase of 21%. Revenues for the three months ended March 31, 2001 were generated through the sale of (i) 96% voice services, (ii) 2% broadband services and (iii) 2% Internet services. Sales during the three months ended March 31, 2000 were comprised 97% of voice services and 3% broadband services.

The increase in revenues during the three months ended March 31, 2001 primarily resulted from an increase in the number of minutes transmitted. During the three months ended March 31, 2001, we transmitted 210.2 million minutes versus 154.8 million minutes during the three months ended March 31, 2000, an increase of 36%. The increase in traffic during the current three-month period was partially offset by a decrease in the average price per minute and credits given to certain broadband customers resulting from network outages of approximately $0.3 million during the current fiscal period. The average revenue per minute decreased to $0.094 during the three months ended March 31, 2001 versus $0.105 during the comparable period in fiscal 2000.

Direct Costs. Direct costs increased to $19.2 million during the three months ended March 31, 2001 from $15.4 million during the three months ended March 31, 2000, an increase of 25%. Direct costs increased approximately $5.5 million during the current year period as a result of the increased volume of minutes transmitted over our network, partially offset by lower average cost per minute.

Selling, General and Administrative. Selling, general and administrative expenses increased to $7.3 million during the three months ended March 31, 2001 from $4.5 million in the prior year period, an increase of 62%. Selling, general and administrative expenses during the three months ended March 31, 2001 increased primarily due to increases related to our global network build-out and the related expansion of staffing and facilities, offset in part by decreases in
(i) professional fees and consulting expense of $0.7 million, (ii) stock-based compensation of $0.3 million and (iii) vendor settlement costs included in the prior year period of $0.3 million. We anticipate that our selling, general and administrative expense will decrease in the near term as a result of the recent measures implemented to reduce costs.

Impairment Loss. During the quarter ended March 31, 2001, we recorded an impairment loss totaling $111.9 million related to (i) our investment in iGlobal, (ii) goodwill relating to the Initial Transaction, (iii) investments in affiliates and (iv) property and equipment. As previously discussed, as of March 31, 2001, we had made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $64.5 million, comprised primarily of the write-off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to the Initial Transaction, we recorded an impairment loss of $24.2 million. We recorded an impairment loss of $11.2 million related to our investments in affiliates as a result of the declining market conditions and the uncertainties surrounding the recoverability of our investments. Additionally, in assessing the recoverability of the Company's IRU fiber optic circuit, which had an estimated useful life of 20 years, we recorded an impairment charge of $11.9 million, which included the write-off of $1.6 million in prepaid IRU maintenance fees.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. Amortization of goodwill during the three months ended March 31, 2001 totaled $5.1 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current year period totaled $1.4 million compared to $0.7 million for the prior year period. At March 31, 2001 fixed assets, consisting primarily of network equipment, totaled $21.9 million compared to $16.3 million at March 31, 2000.

Interest (Income) Expense, Net. We recorded interest expense, net of interest income from cash investments, of $41,000 for the three months ended March 31, 2001 compared to interest income of $224,000 for the three months ended March 31, 2000. The decrease in interest income during the March 31, 2001 quarter resulted from increased interest expense related to capital lease obligations and notes payable and lower interest income as a result of lower cash balances.

Equity in Losses of Affiliates. Equity in loss of affiliates was $1.9 million during the three months ended March 31, 2001 compared to $2.3 million in the prior year period. We anticipate that our strategic investments accounted for under the equity method will continue to invest in the development of their products and services, and will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses. For those investments in affiliates which have been impaired completely, we will cease recording our share of losses incurred by the investee.

Imputed Preferred Dividend. During the three months ended March 31, 2000, the Company recorded an imputed preferred dividend of $9.3 million as a result of the difference between the closing prices for our common stock on the dates on which we issued convertible preferred stock and the price per share at which such preferred stock is convertible into common shares.


NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

Revenues. Revenues increased to $58.9 million during the nine months ended March 31, 2001 from $39.0 million during the same prior year period, an increase of 51%. Revenues for the nine months ended March 31, 2001 were generated through the sale of (i) 95% voice services, (ii) 3% broadband services and (iii) 2% Internet services. Sales during the nine months ended March 31, 2000 were comprised of 98% voice services and 2% broadband services.

The increase in revenues during the nine months ended March 31, 2001 is primarily a result of both (i) revenues generated from AxisTel, which was acquired as part of the Initial Transaction, being included for the full nine months during the current year period verses six months in the prior year period and (ii) increased minutes transmitted, principally wholesale minutes. During the nine months ended March 31, 2001, we transmitted 594.4 million minutes versus 371.9 million minutes during the nine months ended March 31, 2000, an increase of 60%.

Although revenues increased as a result of increased traffic volumes, the average price per minute decreased 6% to $0.0991 during the nine months ended March 31, 2001 from $0.1049 during the comparable period in fiscal 2000.

Direct Costs. Direct costs increased to $57.3 million during the nine months ended March 31, 2001 from $37.2 million during the nine months ended March 31, 2000, an increase of 54%. The increase in direct costs is principally a result of the increased traffic volume during the current year, partially offset by a nominal decrease in the average cost per minute to terminate calls.

Selling, General and Administrative. Selling, general and administrative expenses increased to $22.3 million during the nine months ended March 31, 2001 from $13.1 million in the prior year period. The increase in selling, general and administrative expenses during the nine months ended March 31, 2001 resulted primarily from (i) expenses incurred by companies acquired during fiscal 2000 being included for a full nine-month period, (ii) increases related to our global network build-out and the associated expansion of staffing and facilities and (iii) increased reserves for uncollectable accounts. The increase was offset in part by decreases in (i) professional fees and consulting expense of $3.2 million, (ii) stock-based compensation of $0.9 million and (iii) vendor settlement costs included in the prior year period of $0.3 million. We anticipate that our selling, general and administrative expense will decrease in the near term as a result of the recent measures implemented to reduce costs.

Reorganization and Restructuring Charge. In October 2000, we began execution of a plan to consolidate the assets, network and management of our wholly owned operating subsidiaries into a single broadband network and communication services company. Additionally, the plan had a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. We recorded reorganization and restructuring expense totaling $4.3 million during the nine months ended March 31, 2001. The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The reorganization and restructuring charge of $4.3 million includes cash expenditures totaling $2.0 million related to (i) personnel severance of $0.6 million (ii) lease abandonment of $1.0 million, and (iii) other costs of $0.4 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the expense associated with intrinsic value of stock options issued to a former employee.

Impairment Loss. During the nine months ended March 31, 2001, we recorded an impairment loss totaling $111.9 million related to (i) our investment in iGlobal, (ii) goodwill relating to the Initial Transaction, (iii) investments in affiliates and (iv) property and equipment. As previously discussed, as of March 31, 2001, we had made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $64.5 million, comprised primarily of the write-off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to the Initial Transaction, we recorded an impairment loss of $24.2 million. We recorded an impairment loss of $11.2 million related to our investments in affiliates as a result of the declining market conditions and the uncertainties surrounding the recoverability of our investments. Additionally, in assessing the recoverability of the Company's IRU fiber optic circuit, which had an estimated useful life of 20 years, we recorded an impairment charge of $11.9 million, which included the write-off of $1.6 million in prepaid IRU maintenance fees.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. The current year period includes amortization of goodwill associated with both the reorganization transactions and the iGlobal acquisition for the full nine months totaling $15.4 million compared to goodwill amortization of $2.7 million in the prior year period related to the reorganization representing approximately six months of amortization for the nine months ended March 31, 2000. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current year period totaled $4.1 million compared to $1.5 million for the prior year period.

Interest (Income) Expense, Net. We recorded interest income, net of expense, of $0.4 million for the nine months ended March 31, 2001 compared to net interest expense of $0.4 million for the nine months ended March 31, 2000. The interest income, net during the nine months ended March 31, 2001 resulted from interest income on greater average cash balances maintained from the proceeds of private placements completed in fiscal 2000 and 2001 together with lower interest expense. The reduction in interest expense was primarily due to the elimination of $8.0 million of e.Volve's debentures as a result of the reorganization transaction on September 22, 2000.

Equity in Losses of Affiliates. Equity in loss of affiliates for the nine months ended March 31, 2001 totaled $7.3 million and resulted primarily from our 22% equity interest in PhoneFree.

Write Off Of Unamortized Debt Discount. The $0.9 million write off of unamortized debt discount in fiscal 2000 resulted from the elimination of e.Volve's outstanding debentures as a result of the reorganization transaction.

Imputed Preferred Dividend. During the nine months ended March 31, 2001, the Company recorded an imputed preferred dividend of $2.3 million related to a $7.0 million private placement of preferred and common stock as a result of the difference between the fair value of the securities issued and the net proceeds received. The imputed preferred dividend recorded during the prior year period represents the differences between the closing prices for our common stock on the dates on which we issued convertible preferred stock during the nine months ended March 31, 2000 and the price per share at which such preferred stock is convertible into common shares.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had current assets of $31.7 million, including cash and cash equivalents of $21.5 million. The working capital surplus at March 31, 2001 was $13.3 million. The Company's cash balance is expected to provide sufficient liquidity to meet our operating and capital requirements until our third fiscal quarter of 2002.

Although we were able to raise $7.0 million of equity capital during fiscal 2001, we did not raise all of the capital required to complete the build-out of our global network. As a result, during the three months ended March 31, 2001, we have taken the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to the expansion of our global network, (ii) downsized our workforce by approximately 40% and (iii) discontinued the operations of iGlobal.

In evaluating strategic alternatives, our board of directors engaged JP Morgan on March 23, 2001 to assist in the sale or merger of our voice business. Alternatives currently being pursued may include a merger with another company, potential strategic acquisitions, or the sale of company assets or one or more of our business units, further measures to significantly reduce the Company's operating expenses, or other potential measures.

 We hope that these measures, plus others that may be implemented in the future, will position us to meet the challenges now posed by the changing telecommunications marketplace. Nevertheless, we continue to face a challenging liquidity situation. Since we did not raise sufficient capital to fund our global network expansion and staffing needs, we continue to rely on revenues from the provision of voice services, which typically generate low gross margins. While we hope to be able to increase the volume of our voice traffic, and therefore increase the absolute amount of gross profit from the sale of voice services, we have historically not been able to fund our operations from the voice line of services. As a result, in the quarter ended March 31, 2001, we recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive, future cash flows. Additionally, without access to additional capital, we might not be able to add enough capacity to our network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet our operational and capital expenditure requirements. Therefore, it is likely that we will have to raise additional capital and further reduce costs. If we have to reduce our costs further, we might also have to enact further reductions in sales, management and engineering staff, which could have an adverse impact on our ability to increase the volume of our voice revenues.

To the extent these matters remain unresolved prior to the issuance of our audited financial statements for the period ended June 30, 2001, our independent auditors have stated that it is likely their audit report on the June 30, 2001 consolidated financial statements will include a going concern explanatory paragraph.

An additional hurdle that we face is the deteriorating credit quality of some of our customers. Our largest customer, Qwest Communications, accounts for approximately 40% of our revenues and we have not experienced any problems in collecting amounts owed to us by Qwest. However, while we make every effort to ensure that our receivables are collectible, and engage in continuous monitoring of credit exposure with each of our customers, we have experienced a general increase in the amount of uncollectable accounts, and have increased our reserves accordingly. More significantly, in recent weeks two of our larger customers, representing approximately 6% of our total revenues, have filed for bankruptcy protection. If the deterioration in credit quality of our customers continues, or if one or both of our bankrupt customers fails to reorganize or generate sufficient proceeds from liquidation, we could be forced to write off a significant amount of receivables as uncollectable. Either of these scenarios would have an adverse effect on our ability to fund our operations.

Historically, we have funded our operations primarily through cash flow from operations, private placements of common and preferred stock and borrowings under loan and capital lease agreements. Our principal uses of cash have been to fund (i) the expansion of our operations; (ii) working capital requirements;
(iii) capital expenditures, primarily for our network; (iv) operating losses; and (v) acquisitions and strategic investments. Due to the lack of stability in the capital markets, the economy's recent downturn and our existing lines of business, our only source of funding, in the near term, is cash on hand. There can be no assurance that additional financing will be available or, if available, that financing can be obtained on a timely basis and on acceptable terms. The failure to obtain such financing on acceptable terms could significantly reduce our ability to fund our development and operations.

Cash flows from operating activities. Cash used in operating activities for the nine months ended March 31, 2001 totaled $19.4 million compared to $5.0 million for the nine months ended March 31, 2000. The increased use of cash in our operating activities is primarily attributable to increased costs associated with expanding our overall operations, which encompasses (i) networks, (ii) facilities, and (iii) employee costs. During the nine months ended March 31, 2001 cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges. At March 31, 2000, cash flows used in operating activities resulted from operating losses, net of non-cash charges, totaling $10.4 million and increases in accounts receivable and restricted cash, partially offset by increases in current liabilities.

Cash flows from investing activities. Net cash used in investing activities was $4.6 million for the nine months ended March 31, 2001 compared to $9.0 million for the same period in the prior fiscal year. Investing activities in the current fiscal year period consisted primarily of purchases of network equipment $2.7 million and investments in affiliated companies of $1.1 million. Investing activities for the prior year period consisted principally of investments in affiliates of $7.2 million and fixed asset purchases of $1.8 million

Cash flows from financing activities. Cash flows provided by financing activities during the nine months ended March 31, 2001 totaled $4.8 million and consisted principally of (i) net proceeds from the issuance of 7,000 shares of Series D Preferred Stock and 450,001 shares of our common stock totaling $6.5 million, and (ii) borrowings under a credit agreement for equipment purchases of $0.4 million, offset partially by capital lease payments of $2.1 million. Cash flows provided from financing activities during the prior year period totaled $26.7 million and was attributable to proceeds from the issuance of common and preferred stock of $28.5 million, reduced partially by the repayment of a bridge loan and capital lease payments.



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

Foreign Currency Risks. Since the agreements we have entered into with foreign suppliers in India and other countries are denominated in U.S. dollars, we are not exposed to risks associated with fluctuations in these foreign currencies. However, because our agreements with certain Mexican suppliers are denominated in Mexican pesos, we may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may affect profitability. During the nine months ended March 31, 2001, $16.4 million of our direct costs were denominated in Mexican pesos. Our foreign currency loss during the nine months ended March 31, 2001 totaled $62,702.

Interest Rate Risks. We have investments in money market funds of approximately $20.5 million at March 31, 2001. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially impact our profitability.

Other Market Risks. We are also exposed to potential risks in dealing with foreign suppliers in foreign countries associated with potentially weaker protection of intellectual property rights, unexpected changes in regulations and tariffs, and varying tax consequences.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 2, 2001, e.Volve paid Uni-Tel $250,000 in settlement of all claims brought by Uni-Tel against e.Volve. This settlement included mutual releases and resulted in the dismissal of all pending proceedings between the parties.

On April 10, 2001, the district judge for the United States District Court for the District of Nevada adopted the recommendation of the magistrate judge and entered a judgment against Orix Systems (a company controlled by Kerry Rogers) and e.Volve for purported failures to respond to discovery requests from Eltrax, all of which occurred prior to the reorganization transactions that resulted in e.Volve becoming a wholly-owned subsidiary of the Company. We are currently preparing a motion for reconsideration and are considering whether or not to appeal the judgment. If the motion for reconsideration is denied, Orix Systems and e.Volve will be jointly and severally liable to Eltrax in an amount equal to $381,802, plus interest at the rate of 10.5%, from February 19, 1998, to the date of judgment, and post-judgment interest thereafter, pending any appeal.

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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

       10.1         2001 Equity Incentive Plan

(b)      Reports on Form 8-K

         On March 12, 2001, we filed a Report on Form 8-K detailing a planned reduction in staff and announcing the engagement of JP Morgan to assist in the sale or merger of the Company's voice business.

         On March 13, 2001, we filed a Report on Form 8-K announcing that we had received a notice from Infinity Investors Limited, Infinity Emerging Subsidiary Limited and IEO Investments Limited (the "Requesting Holders") to the effect that the Requesting Holders were exercising their collective right to remove certain resale restrictions under the Registration Rights Agreement, dated September 22, 1999, by and among Novo Networks, Inc., the Requesting Holders and certain other stockholders of the Company (the "Registration Rights Agreement").

         On April 17, 2001, we filed a Report on Form 8-K announcing that on April 2, 2001, Internet Global Services Inc., a 100% owned subsidiary, filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  May 14, 2001           By:     /s/ Jeffrey A. Marcus

                              Jeffrey A. Marcus
                              (Authorized Signatory and Chief Executive Officer)



Date:  May 14, 2001           By:     /s/ Daniel J. Wilson

                              Daniel J. Wilson
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
No.                      Description
---                      -----------
10.1               2001 Equity Incentive Plan