Form 10-Q/A
period 2001-03-31
NOVO NETWORKS INC
filed 2001-09-28
CIK 826773

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



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


                          300 CRESCENT COURT, SUITE 1760
                               DALLAS, TEXAS 75201
                    (Address of principal executive offices)

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

                          QUARTERLY REPORT FORM 10-Q/A
                                      INDEX


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

Item 4.       Submission of Matters to a Vote of Securities Holders......................................................... 18

Item 5.       Other Information............................................................................................. 18

Item 6.       Exhibits and Reports on Form 8-K.............................................................................. 18

Signatures.................................................................................................................. 19


                               NOVO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                             March 31,         June 30,
                                    ASSETS                                                     2001              2000
                                                                                           -------------    -------------
                                                                                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents .........................................................   $  21,509,816    $  40,764,246
     Accounts receivable, less allowances for
     doubtful accounts ($1,829,450 - March 2001; $793,900 - June 2000) .................       7,013,800        3,607,053
     Prepaid expenses and other receivables ............................................       1,354,489        2,979,489
     Deposits ..........................................................................         359,537          209,491
     VAT receivable ....................................................................       1,415,906        2,131,277
     Notes receivable, affiliate .......................................................              --          100,000
                                                                                           -------------    -------------
                                                                                              31,653,548       49,791,556
                                                                                           -------------    -------------

LONG-TERM ASSETS
     Restricted cash ...................................................................          94,180          281,928
     Deposits ..........................................................................       1,167,754          811,093
     Network equipment under capital leases, net .......................................      10,151,079       11,125,828
     Property and equipment, net .......................................................      11,740,316       24,293,292
     Investments in affiliates .........................................................       6,121,031       23,373,190
     Goodwill and other intangibles, net ...............................................              --      108,639,486
                                                                                           -------------    -------------
                                                                                              29,274,360      168,524,817
                                                                                           -------------    -------------
                                                                                           $  60,927,908    $ 218,316,373
                                                                                           =============    =============

       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Capital leases, current portion ...................................................   $   3,422,402    $   4,703,053
     Accounts payable ..................................................................       4,252,550        5,580,873
     Accrued other .....................................................................       8,529,635        5,688,892
     Accrued reorganization and restructuring charge ...................................       1,111,396               --
     Accrued interest payable ..........................................................          69,120           78,016
     Customer deposits and deferred revenues ...........................................         964,780          619,403
     Notes payable, current portion ....................................................              --          229,343
                                                                                           -------------    -------------
                                                                                              18,349,883       16,899,580
                                                                                           -------------    -------------
LONG-TERM LIABILITIES
     Notes payable, net of current portion .............................................              --        3,685,145
     Capital leases, net of current portion ............................................       5,128,523        5,780,851
                                                                                           -------------    -------------
                                                                                               5,128,523        9,465,996
                                                                                           -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $0.00002 par value, authorized 200,000,000 shares,
                issued and outstanding, 52,494,909 and 51,989,745 shares ...............           1,051            1,041
     Common stock to be issued, 71,513 shares ..........................................              --                1
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized
                25,000,000 shares, issued and outstanding, 26,070 and 20,.70 shares ....              --               --
     Additional paid-in capital ........................................................     258,605,462      248,907,665
     Accumulated deficit ...............................................................    (220,583,032)     (54,634,559)
     Deferred compensation .............................................................        (573,979)      (1,274,479)
     Notes receivable from shareholders ................................................              --       (1,048,872)
                                                                                           -------------    -------------
                                                                                              37,449,502      191,950,797
                                                                                           -------------    -------------
                                                                                           $  60,927,908    $ 218,316,373
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

         The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of each of the fiscal periods presented:


                                                             For the Three Months                   For the Nine Months
                                                                Ended March 31,                       Ended March 31,
                                                       --------------------------------      --------------------------------
                                                           2001                2000               2001               2000
                                                       -------------      -------------      -------------      -------------
Revenues .........................................     $  19,303,485      $  16,228,101      $  57,617,082      $  38,889,939
Loss from operations, before
      other (income) expense .....................     $(124,512,696)     $ (90,506,794)     $(149,274,215)     $ (99,959,553)
Net loss available to common shareholders ........     $(126,538,405)     $(102,276,811)     $(158,379,936)     $(114,392,049)
Net loss per share - (basic and diluted) .........     $       (2.41)     $       (2.20)     $       (3.03)     $       (3.20)
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

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results:




                                                                   Three Months Ended March 31,
                                                     ------------------------------------------------------
                                                        2001               %           2000            %
                                                     --------------      ------    --------------    ------
                                                                           (unaudited)
Revenues .........................................   $   19,749,715      100.0%    $   16,308,494    100.0%
Direct costs .....................................       19,244,797       97.4%        15,400,305     94.4%
                                                     --------------      ------    --------------    ------
Gross profit .....................................          504,918        2.6%           908,189      5.6%
Selling, general and administrative expenses .....        7,256,348       36.7%         4,506,404     27.6%
Restructuring charge .............................          (19,499)      (0.1%)               --      0.0%
Impairment loss ..................................      111,862,461      566.4%                --      0.0%
Depreciation and amortization ....................        6,539,092       33.1%         2,431,734     14.9%
                                                     --------------      ------    --------------    ------
Loss from operations, before
     other (income) expense ......................     (125,133,484)    (633.6%)       (6,029,949)   (37.0%)

Other (income) expenses:
     Interest expense (income), net ..............           40,513        0.2%          (223,717)    (1.4%)
     Write off of unamortized debt discount ......               --        0.0%                --      0.0%
     Equity in loss of affiliates ................        1,880,052        9.5%         2,296,913     14.1%
     Foreign currency loss (gain) ................           40,521        0.2%               (84)    (0.0%)
     Other .......................................          186,301        0.9%           422,915      2.6%
                                                     --------------      ------    --------------    ------
                                                          2,147,387       10.9%         2,496,027     15.3%
Net loss .........................................     (127,280,871)    (644.5%)       (8,525,976)   (52.3%)

Imputed preferred dividend .......................               --        0.0%        (9,292,011)   (57.0%)
                                                     ==============      ======    ==============    ======

Net loss available to
     common shareholders .........................   $ (127,280,871)    (644.5%)   $  (17,817,987)  (109.3%)
                                                     ===============     ======    ==============    =====




Net loss per share - (basic and diluted) .........   $        (2.43)                $       (0.38)
                                                     ==============                ==============
Weighted average number of shares
     outstanding - (basic and diluted) ...........       52,462,631                    46,512,853
                                                     ==============                ==============



                                                                    Nine Months Ended March 31,
                                                    ----------------------------------------------------
                                                          2001          %          2000           %
                                                    --------------    ------  --------------   ------
                                                                         (unaudited)
Revenues .........................................  $   58,940,396    100.0%  $   38,970,332   100.0%
Direct costs .....................................      57,278,922     97.2%      37,160,085    95.4%
                                                    --------------    ------  --------------   ------
Gross profit .....................................       1,661,474      2.8%       1,810,247     4.6%
Selling, general and administrative expenses .....      22,260,358     37.8%      13,087,581    33.6%
Restructuring charge .............................       4,305,952      7.3%              --     0.0%
Impairment loss ..................................     111,862,461    189.8%              --     0.0%
Depreciation and amortization ....................      19,479,700     33.0%       4,205,374    10.8%
                                                    --------------    ------  --------------   ------
Loss from operations, before
     other (income) expense ......................    (156,246,997)  (265.1%)    (15,482,708)  (39.7%)

Other (income) expenses:
     Interest expense (income), net ..............        (413,812)    (0.7%)        374,343     1.0%
     Write off of unamortized debt discount ......              --      0.0%         917,615     2.4%
     Equity in loss of affiliates ................       7,292,626     12.4%       2,328,732     6.0%
     Foreign currency loss (gain) ................          62,702      0.1%          (2,116)   (0.0%)
     Other .......................................         281,321      0.5%         423,989     1.1%
                                                    --------------    ------  --------------   ------
                                                         7,222,837     12.3%       4,042,563    10.4%
Net loss .........................................    (163,469,834)  (277.3%)    (19,525,271)  (50.1%)

Imputed preferred dividend .......................      (2,299,750)    (3.9%)    (10,407,954)  (26.7%)
                                                    ==============    ======  ==============   ======

Net loss available to
     common shareholders .........................  $ (165,769,584)  (281.2%) $  (29,933,225)  (76.8%)
                                                    ==============    ======  ==============   ======



Net loss per share - (basic and diluted) .........  $       (3.18)            $      (0.84)
                                                    ==============            ==============
Weighted average number of shares
     outstanding - (basic and diluted) ...........     52,189,118               35,750,889
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

Cash flows from investing activities. Net cash used in investing activities was $4.6 million for the nine months ended March 31, 2001 compared to $9.0 million for the same period in the prior fiscal year. Investing activities in the current fiscal year period consisted primarily of purchases of network equipment $2.7 million and investments in affiliated companies of $1.1 million. Investing activities for the prior year period consisted principally of investments in affiliates of $7.2 million and fixed asset purchases of $1.8 million.

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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Incorporated by reference to the Company's Form 10-Q (File No. 0-28579) filed with the Commission on May 15, 2001.

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



NOVO NETWORKS, INC.


Date:  September 28, 2001     By:     /s/ Barrett N. Wissman

                              Barrett N. Wissman
                              (Principal Executive Officer)



Date:  September 28, 2001     By:     /s/ Daniel J. Wilson

                              Daniel J. Wilson
                              (Principal Financial and Accounting Officer)