Form 10-K
period 2001-06-30
NOVO NETWORKS INC
filed 2001-09-28
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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


     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on July 27, 2001 was $6,543,541.15.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     As of September 15, 2001, 52,323,701 shares of our common stock, par value $0.00002 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- Incorporated by reference to our proxy statement to be mailed or sent to securities holders on or about November 15, 2001.

                                TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                      ----
     PART I

                  ITEM 1.      Business..............................................................   1

                  ITEM 2.      Properties............................................................  15

                  ITEM 3.      Legal Proceedings.....................................................  15

                  ITEM 4.      Submission of Matters to a Vote of Security Holders...................  16

     PART II

                  ITEM 5.      Market for Registrant's Common Equity and Related
                               Stockholder Matters...................................................  17

                  ITEM 6.      Selected Financial Data ..............................................  17

                  ITEM 7.      Management's Discussion And Analysis Of Financial
                               Condition And Results Of Operations...................................  19

                  ITEM 7A.     Quantitative And Qualitative Disclosures About Market Risk............  25

                  ITEM 8.      Financial Statements And Supplementary Data...........................  26

                  ITEM 9.      Changes In And Disagreements With Accountants
                               On Accounting And Financial Disclosure................................  26

     PART III

                  ITEM 10.     Directors and Executive Officers of the Registrant....................  26

                  ITEM 11.     Executive Compensation................................................  26

                  ITEM 12.     Security Ownership of Certain Beneficial Owners
                               and Management........................................................  26

                  ITEM 13.     Certain Relationships and Related Transactions........................  26

     PART IV

                  ITEM 14.     Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K...........................................................  27

         SIGNATURES..................................................................................  32

         EXHIBIT INDEX............................................................................... F-1

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR CAUTIONARY STATEMENT

                           FORWARD-LOOKING STATEMENTS

     "Forward-looking" statements have been included throughout this document. These statements describe the attempt of Novo Networks, Inc. (the "Company") to predict future events. The words "believe," "anticipate," "expect," and similar expressions are used to identify "forward-looking" statements. The important factors listed in the section entitled "Risk Factors", as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause the actual results of the Company or its subsidiaries to differ materially from the expectations described in these "forward-looking" statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of the Company or its subsidiaries.

     You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions, and uncertainties, such as:

     o the formulation and approval of a plan of reorganization for our subsidiaries that are in chapter 11 proceedings;

     o risks associated with the Company's intended diversification into financial services;

     o risks associated with the provision of telecommunications services to a single customer which terminates traffic in a single country;

     o    risks associated with operating losses at our operating subsidiaries;

     o risks associated with increasing competition in the communications industry, including industry over-capacity and declining prices; and

     o changes in laws and regulations that govern the communications industry.

    This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to revise these statements to reflect future events or circumstances.

                                     PART I

ITEM 1. BUSINESS

     ORGANIZATION AND HISTORY

     The Company was originally incorporated in Delaware in 1987 as "Adina, Inc." The Company allowed its corporate existence to lapse in February 1996 and was subsequently reinstated as "eVentures Group, Inc." in August 1999. In the fall of 1999, the Company completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. ("e.Volve") and AxisTel Communications, Inc. ("AxisTel"), and made a strategic investment in Gemini Voice Solutions, Inc., formerly PhoneFree.com, Inc. ("Gemini"). During the fiscal year ended June 30, 2000, the Company acquired Internet Global Services, Inc. ("iGlobal") and made additional strategic investments, including investments in ORB, Inc., Fonbox Inc., Televant, Inc. (d/b/a Callrewards), LC39 Venture Group, LLC and Spydre Labs, LLC. As of the date of this Report, the Company's direct and indirect wholly-owned subsidiaries (other than inactive subsidiaries) consist of e.Volve, AxisTel, Novo Networks Operating Corp., Novo Networks International Services, Inc., Novo Networks Global Services, Inc., and Novo Networks Metro Services, Inc. (collectively the "Subsidiaries").

     Through August 2000, the Company's strategy, which it referred to as "building a Communications Econet", was to build a family of interdependent companies by acquiring, developing and investing in communications-related businesses and support services that leverage the power of the Internet. At the center of this strategy were investments in the Company's wholly-owned subsidiaries, AxisTel, e.Volve and iGlobal, which focused on the deployment and operation of private, managed global communications networks. Since the initial deployment of those networks, AxisTel and e.Volve utilized their networks primarily to provide communications services to communications service providers, such as Qwest Communications, AT&T and RSL Communications.

     In September of 2000, the Company announced a plan (the "Broadband Plan") to expand and integrate the AxisTel, e.Volve and iGlobal networks to deploy a range of broadband network services. The Broadband Plan contemplated increasing the product and service offerings, customer base and network footprint of AxisTel, e.Volve and iGlobal. The Company intended to focus its efforts on expanding the businesses of these subsidiaries so they would be well positioned to capitalize on the expected growth in the market for global broadband network services. In addition to focusing on the AxisTel, e.Volve and iGlobal businesses, the Company intended to continue to seek strategic investments which complemented the core network businesses of AxisTel, e.Volve and iGlobal and offered opportunities to expand product and service offerings and customer base.

     Implementing the Broadband Plan required that the Company and the Subsidiaries raise substantial amounts of debt and equity capital so that AxisTel, e.Volve and iGlobal could acquire telecommunications equipment, lease fiber optic capacity and facilities, and fund operating losses. Unfortunately, due to the rapid deterioration in the capital markets for telecommunications services, the Company and these subsidiaries were unable to raise the required capital. As a result, AxisTel, e.Volve and iGlobal did not expand their networks or integrate portions of their assets and operations as contemplated by the Broadband Plan. Following this shift in market conditions, the Company and the Subsidiaries started to re-assess their business plans, and, in the Company's third fiscal quarter the Subsidiaries took the following actions (the "March Restructuring"):

     o    suspended their network roll-out;

     o    eliminated 49 jobs, representing approximately 30% of their workforce;
          and

     o iGlobal filed a voluntary petition under chapter 7 of title 11 of the United States Code (the "Bankruptcy Code").

     Following the March Restructuring, the Company undertook a strategic review of its businesses and retained JP Morgan to assist in the sale or merger of the voice businesses. JP Morgan was not able to locate a buyer, and by June 15, 2001, the Company's chief executive officer, chief operating officer and certain directors had resigned. See "Reports filed on Form 8-K" elsewhere in this Report. Faced with a continuing deterioration of their businesses and a calamitous downturn in the telecommunications markets generally, the Subsidiaries took the following actions during the fourth fiscal quarter (the "June Restructuring"):

     o    further reduced their workforce by 23, a 24% reduction; and

     o    evaluated their strategic options.

At June 30, 2001, two of the Company's indirect wholly-owned operating subsidiaries, AxisTel and e.Volve, were providing telecommunications voice services. Subsequent to the end of the Company's fiscal year, the Company's remaining operating subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code. See "Bankruptcy Proceedings". At the same time, the Company announced that it planned to diversify its business by entering into the financial services market. As of the date of this Report, the Company has formed a Bermuda-based insurance company called Novo Re and was in the process of applying for a license to conduct insurance business in Bermuda. Novo Re has not yet commenced operations.

    BANKRUPTCY PROCEEDINGS

    On April 2, 2001 (the "iGlobal Filing Date"), iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code in the Northern District of Dallas (the "iGlobal Filing"). The iGlobal Filing was the result of severe problems in the residential and consumer markets for iGlobal's products and services, iGlobal's inability to service its debt obligations, potential contingent liabilities and the Company's inability to raise sufficient capital for its operating Subsidiaries to continue to fund operating losses at iGlobal. iGlobal contributed approximately 2% to the Company's consolidated revenues through the end of fiscal year 2001. As a result of the iGlobal Filing, the Company recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with the March 2000 acquisition of iGlobal.

    On July 30, 2001 (the "Subsidiaries' Filing Date"), five of the Company's direct and indirect wholly-owned subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the District of Delaware (collectively, the "Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc. (the "Debtors"). On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel ("NNMS"), also filed a voluntary petition under chapter 11 of the Bankruptcy Code in the District of Delaware. The Subsidiaries comprised all of the Company's operating subsidiaries and with the exception of iGlobal, are currently operating as debtors-in-possession under the Bankruptcy Code (the "Subsidiaries' Bankruptcy"). Subsequent to the Subsidiaries' Filing Date, the historical operations of AxisTel and its subsidiaries have not generated measurable revenue streams. Consequently, as of the date of this Report, e.Volve is the Company's only subsidiary substantially generating revenue, which is primarily from the provision of voice services for the U.S. to Mexico telecommunications market.

    As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Subsidiaries in existence at the Subsidiaries' Filing Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. The Subsidiaries intend to file shortly a joint plan of reorganization to effectuate a restructuring of their businesses. At the time of this Report, it is not possible to predict the outcome of either the iGlobal Bankruptcy or the Subsidiaries' Bankruptcy cases in general or the effects of such cases on the business of the Company or its Subsidiaries, or on the interests of creditors and stockholders. A creditors committee has not yet been formed. However, the possibility exists that prior to the approval of the Plan, such a committee could form and challenge the original Plan. Certain prepetition indebtedness of the Subsidiaries is guaranteed by the Company (the "Guaranteed Obligations"). Please refer to Notes 12 and 13 to the Company's consolidated financial statements contained elsewhere in this Report.

    In connection with the Cases, the Company has agreed to provide the Debtors with up to $1.6 million in secured debtor-in-possession financing (the "DIP Facility") to fund the Debtors reorganization effort. The Court approved the DIP Facility at a final hearing on September 5, 2001. As of September 28, 2001, the Debtors had not made any borrowings under the DIP Facility. In addition, the Company provides administrative services to the Debtors pursuant to an administrative services agreement approved by the Court. The administrative services agreement provides that the Debtors pay the Company $30,000 per week for legal, accounting, human resources and other administrative services.

    THE NETWORK

    As of June 30, 2001, the Company's Subsidiaries offered their customers wholesale communications services over a facilities-based network. This network transmits packetized information using the operating standards established for Internet Protocol and Asynchronous Transfer Mode technologies, which facilitate high-speed, large-scale communications. The network transmits voice, data, Internet and fax traffic from the United States to Mexico. Customers can interconnect with this network through dedicated circuits from their facilities to one of the Points of

Presence. Alternatively, customers may elect to collocate and install equipment directly at facilities in Kansas City or Mexico City to eliminate the cost of back-hauling traffic from their facilities to one of the Points of Presence on the network.

     As of the time of this Report, e.Volve provides substantially all of the network services, and AxisTel is the only other subsidiary that provides services. e.Volve either leases or owns network capacity under short-term leases. The majority of e.Volve's current network traffic is transmitted over leased fiber capacity. e.Volve utilizes multiple fiber providers.

     e.Volve currently incorporates network equipment in both the deployment of its network as well as the integration of customer equipment onto the network. e.Volve owns or leases network equipment from a variety of vendors, including Cisco Systems, Lucent Technologies, Network Equipment Technologies, Dell, and Alcatel.

     e.Volve's current network configuration incorporates facilities in Overland Park, Kansas ("Kansas City"), Mexico City, Guadalajara and Monterey, Mexico. AxisTel's facility is in Jersey City, New Jersey. During the twelve months ended June 30, 2001, e.Volve and AxisTel transmitted approximately 753 million minutes over their networks. Fifty-five percent of those minutes represent traffic generated by business lines that are no longer operational. e.Volve owns or leases bandwidth at various capacities up to DS-3. At its Points of Presence, e.Volve uses its equipment to translate voice to data for transmission and retrieval over its network.

     e.Volve has established a network operations center (the "NOC") in Kansas City to monitor and manage the network. The NOC allows e.Volve to monitor all aspects of the network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure equipment functionality and efficiency. The NOC utilizes a combination of leading edge monitoring technologies. By utilizing technologically-advanced, real-time management and monitoring systems, e.Volve seeks to reduce system downtime and ensure that its customers will not experience any noticeable interruption in their service.

     The network is engineered to provide the following advantages:

     o Scalability. The software and hardware that the network uses is scalable, allowing for new Points of Presence and additional telecommunications capacity to be easily integrated into the network with minimal incremental investment.

     o Flexibility. Leasing and purchasing network capacity provides e.Volve with greater flexibility and control over the performance and reliability of the network. This enables e.Volve to increase its capacity and to more quickly meet customer demand.

     o Manageability. e.Volve directly controls the quality of its services over the network from one central location.

     PRODUCTS AND SERVICES

     As of June 30, 2001, the Company's Subsidiaries offered broadband services and voice services. During September 2001, substantially all of the broadband services were discontinued in connection with the Subsidiaries' Bankruptcy. Broadband services consisted of transport services such as private line, Asynchronous Transfer Mode and frame relay; Internet access services such as dedicated bandwidth, dial-up Internet access and DSL; and collocation services. In fiscal year 2001, the Subsidiaries also offered prepaid voice services through the sale of calling cards on a wholesale and retail basis. As of September of 2001, the Subsidiaries no longer terminate prepaid traffic. As of the time of this Report, the primary services provided by the Company and its Subsidiaries are packet-based voice services provided by e.Volve.

     Through packet-based voice services, e.Volve offers low-cost, high quality network transport to its customers, primarily large and medium sized telecommunications service providers such as Qwest Communications, Inc. ("Qwest"). Customers can originate calls through their own facilities using various signaling protocols. Customers can interconnect at e.Volve's facilities, where a protocol conversion device converts the traffic to a voice-over-packet protocol. The calls are then delivered via the network to the facility nearest to the destination of the calls. Equipment at the facility converts the calls from the packet format back to a circuit switched call, and delivers the call for termination onto the public switch telephone network through local access providers.

    During fiscal year 2001, approximately 3.5% of revenues were derived from broadband services and 94.5% were derived from voice services. Additionally, approximately 2% of revenues during fiscal year 2001 were generated by iGlobal. The services that have been discontinued as of the date of this Report represented approximately 60% of fiscal year 2001 revenues.

    CUSTOMERS

    Each of the Subsidiaries experienced a dramatic erosion in their respective customer base during fiscal 2001. As of June 30, 2001, they had approximately 150 primarily large and medium-sized telecommunications carrier customers, down from approximately 800 as of June 30, 2000. This decline is due primarily to the iGlobal Bankruptcy. For fiscal 2001, approximately 36% of revenues came from Qwest. No other customer accounted for more than 10% of revenues during fiscal 2001. As of the date of this Report, following the end of fiscal year 2001, Qwest is the only voice customer and accounts for 100% of revenues derived by e.Volve.

    e.Volve has entered into switched services and carrier service agreements with Qwest for international terminating traffic. Under these agreements, e.Volve provides switched international outbound telecommunications services to Qwest. The switched services agreement does not obligate Qwest to use e.Volve's services, but permits Qwest to use e.Volve's services upon Qwest's periodic acceptance of their rates. Qwest may choose not to use e.Volve's services for a variety of reasons. The carrier service agreement for international terminating traffic, which was entered into on September 17, 1998, is for a one-year term with automatic successive renewals for one-year periods until termination by either party.

    SALES AND MARKETING

    During most of fiscal 2001, the sales efforts of the Company targeted leading service providers both in the United States and overseas. The sales effort was focused primarily on bandwidth intensive service providers such as Internet, application and communications service providers through a direct sales effort.

    In connection with the March and June Restructurings, the sales forces of the Subsidiaries were substantially reduced. As of June 30, 2001, the Subsidiaries had effectively suspended new customer sales efforts, focusing primarily on servicing existing voice customers.

    Customer Service and Support

    Customer service and ongoing support are critical to maintaining existing customer relationships and developing relationships with new customers. The Subsidiaries have developed an organizational infrastructure to support the sales effort, product installation and customization, technical support, customer training and product maintenance necessary for long-term customer relationships. The NOC operates 24 hours a day, 7 days a week.

    Marketing and Branding

    To date, the Company and its Subsidiaries made minimum expenditures for advertising and marketing. Traditional voice services have been sold to communications service providers by way of established relationships.

    STRATEGIC INVESTMENTS

    From time to time the Company has acquired or taken strategic minority positions in other Internet and communications companies. As of June 30, 2001, the Company had made strategic investments in the following companies:

    Gemini Voice Solutions (formerly PhoneFree.com)

    On June 4, 2001, PhoneFree announced that it had revised its strategic direction and had formally changed its name to Gemini Voice Solutions, Inc. ("Gemini"). Gemini is a voice application service provider offering packetized, network-based, broadband voice services commercially. Originally developed in 1995, Gemini's Voice-over-IP software has become one of the leaders in online telephony communications with over 3.5 million registered users under the PhoneFree.com brand and website. Gemini is now focused on deploying its technology beyond the personal computer environment. Gemini is focused on providing a turnkey software and hardware, voice-over-broadband, telephony solution that allows cable operators and DSL providers to offer local and long-distance services to their high-speed access customers using a standard telephone. The Gemini solution is designed to provide the cable and DSL providers with network routing and application servers, customer service and real-time billing integrated with packetized voice networks of its strategic partners. Cable and DSL providers should get carrier-class local and long-distance voice services along with value-added features, and realize an incremental and recurring revenue stream with no capital expenditures at the head end, or central office respectively, and eliminate costly telephony-specific billing systems and network re-builds. As of September 28, 2001, Gemini is continuing technical trials and is working to establish a customer base for these new services. Gemini maintains websites at www.geminivoice.com and www.phonefree.com.

    On September 1, 2000, Gemini acquired Callrewards, a rewards based voice-over-IP portal. Prior to the merger, the Company owned approximately 30% of the voting stock of Callrewards. The merger of Gemini and Callrewards was approved by the directors of each company not affiliated with the Company. After this transaction, assuming the Company's common stock ownership, full conversion of the Company's preferred stock and two warrants, the Company owns approximately 22% of the common stock of Gemini.

    Three of the Company's directors are members of the six-member board of directors of Gemini.

    ORB

    ORB is a business-to-business provider of next-generation, end to end Internet advertising and marketing solutions. ORB's products and services include campaign strategy, creative services, media services and software that includes real-time analysis, predictive modeling, real time optimization, system integration, ad serving and data base marketing. ORB was founded in 1995.

    As a result of the deterioration in the market for Internet advertising services, ORB has been unable to secure the additional funding required to expand the business as originally intended and as a result has scaled down its operations and has taken steps to become cash flow positive as quickly as possible.

    Assuming the Company's common stock ownership and conversion of all of the ORB preferred stock held by it, the Company owns approximately 24% of the common stock of ORB. In connection with the Company's investment in ORB, it has received a five-year option to purchase an additional 12% of ORB for $18 million in cash. The Company's President was appointed to ORB's board of directors pursuant to an Investors Rights Agreement among ORB and ORB's founding stockholders.

    Fonbox

    Fonbox is a development stage company which offers Internet-based communications solutions for the Spanish-speaking and Portuguese-speaking market in Latin America and elsewhere. Fonbox intended to offer cross-messaging, natural language access and phone-based Internet access technologies through their Lineabox (www.lineabox.com) unified messaging product. Fonbox's plan was to build a network of Points of Presence in major Latin American markets and in certain strategic U.S. markets. As a result of the deterioration in the market for telecommunications and Internet services, Fonbox has been unable to secure the additional funding required to expand its business as originally intended. Fonbox has significantly downsized its operations and is currently reviewing strategic alternatives which could include a sale of some or all of its assets or liquidation of the company. The Company has written off its investment in Fonbox.

    The Company's president is a member of the board of directors of Fonbox. As of June 30, 2001 the Company owns approximately 26% of the voting equity interest of Fonbox.

    Other Investments

    The Company also owns approximately 2% and 5% of Launch Center 39 and Spydre Labs, respectively. Launch Center 39 is currently liquidating its assets and distributing the proceeds to its stockholders.

    COMPETITION

    Competition in the International Long Distance Telephony Market

    The international communications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants, and the introduction of new services made possible by technological advances. The Company believes that long distance service providers compete on the basis of price, customer service, product quality, and breadth of services offered. e.Volve has a variety of competitors in the geographic market that it operates in. The Company believes that as the international communications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices of long-distance voice calls have declined historically and are likely to continue to decrease. A number of major competitive international carriers, including Pacific Gateway Exchange, World Access, RSL USA.Com, and Star Telecom have been unable to withstand competitive and financial pressures and have sought bankruptcy protection. In addition, many of the surviving competitors are significantly larger, have substantially greater financial, technical, and market resources, and larger networks.

    Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. For example, as a result of legislation enacted in the United States, regional Bell operating companies have been allowed to enter certain long distance markets and cable television companies and utilities will be allowed to enter both the local and long distance telecommunications markets. In addition, competition has begun to increase in the European Union communications markets in connection with the deregulation of telecommunications industry in most EU countries, which began in January 1998. This increase in competition could adversely affect net revenue per minute and gross margin as a percentage of net revenue.

    If e.Volve expands into other markets outside the United States, it will also encounter new competitors and competitive environments. Such foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to such businesses, and will generally have significantly more resources, a better understanding of their local industry, and longer working relationships with local infrastructure providers.

    GOVERNMENT REGULATION

    As an international communications company, e.Volve is subject to varying degrees of regulation in the jurisdictions in which it provide services. Applicable laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which e.Volve may operate in the future. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on such operations or that domestic and international regulators or third parties will not raise material issues with regard to compliance or noncompliance of such operations with applicable regulations.

    Domestic Telecommunications Service Regulation

    With respect to the provision of domestic telecommunications services, some of the Company's Subsidiaries are considered nondominant domestic interstate and international carriers subject to minimal regulation by the Federal Communications Commission ("FCC"). Certain of the Company's Subsidiaries are authorized under Section 214 of the Communications Act of 1934 to provide regulated international telecommunications services. In conjunction with such authorizations, those Subsidiaries are each required to maintain a tariff and file individual contracts with the FCC, as well as various other reports, and pay various fees and assessments. The Company's Subsidiaries are also subject to the various rules and regulations of the FCC. For example, the FCC's rules require carriers that provide certain international telecommunications services to foreign markets to comply with the FCC's International Settlements Policy which, among other things, requires that such carriers make certain settlement payments to the foreign carriers which terminate the traffic and terminate a certain amount of return traffic. Interstate common carriers must also offer services on a nondiscriminatory basis at just and reasonable rates. Earlier this year, the FCC required that all carriers withdraw their tariffs governing domestic interstate mass market service offerings. Carriers are also required to withdraw their international tariffs effective January 2002. In the absence of such tariffs, e.Volve will need to rely on contracts to govern the rates, terms and conditions under which it provides international and interstate services.

     The Company's Subsidiaries are not required to obtain FCC authority to expand domestic interstate operations. However, the FCC and some states regulate the ability of domestic and international carriers to discontinue, curtail or suspend the provision of common carrier telecommunications services, including some of the types of services formerly provided by the Subsidiaries. Due to their current financial condition, all of the Subsidiaries other than e.Volve have ceased providing telecommunications services, including in some instances prepaid services. These Subsidiaries have not sought authority from the FCC or any state in connection with the cessation of such services. If the FCC, a state public service commission or another state or federal authority were to determine that the Company's Subsidiaries violated or are in violation of such regulations, those Subsidiaries could be subject to sanctions, including but not limited to enforcement actions and/or fines.

    Providers of nondominant domestic interstate and international telecommunications service, including the Company's Subsidiaries are also subject to the FCC's complaint jurisdiction. Such Subsidiaries may be subject to complaint proceedings in conjunction with alleged noncompliance. Intrastate telecommunications operations are also subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges, and compliance with service standards and consumer protection rules. States often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt, or for name changes. Certain states also impose special regulations on the provision of pre-paid services. The Company's Subsidiaries may not be, and in some instances are not, in compliance with all such foreign and U.S. laws and regulations. There can be no assurance that the FCC, other regulators or third parties will not raise issues with regard to the compliance or noncompliance of the Subsidiaries with applicable regulations.

    Regulation of Internet Protocol Telephony

    United States Domestic Regulation. The Company believes that United States law could be interpreted in such a manner that the services provided by e.Volve could be construed as enhanced services, rather than telecommunications services. To the extent that such services qualify as enhanced services, they are not currently regulated by the FCC or state agencies responsible for regulating telecommunications carriers (although aspects of operations may be subject to state or federal regulation such as regulations governing universal service funding, confidentiality of communications, copyright, and excise taxes). The FCC has not determined whether Internet Protocol telephony providers are telecommunications carriers. The Company cannot be certain that the FCC will not resolve the issue in a manner that would adversely affect the Subsidiaries. If the FCC were to determine that services like those that e.Volve or AxisTel provides, are subject to FCC regulation as telecommunications services, the FCC might require those Subsidiaries to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. To date, the Company's Subsidiaries have not paid any such universal service contributions. It is also possible that Internet based PC-to-phone and phone-to-phone services may be regulated by the FCC differently in the future.

    As a result of recent terrorist attacks, the U.S. Congress is considering various measures designed to increase the ability of law enforcement personnel to monitor communications, including those that e.Volve provides. Such measures may include expanding obligations formerly imposed only on telecommunications carriers. For example, it is possible that Internet Protocol-based providers may become subject to the Communications Assistance for Law Enforcement Act or other security measures, which, among other things, might require e.Volve to modify its network to allow law enforcement authorities to more easily perform electronic surveillance. It is also possible that the FCC will adopt a regulatory framework for Internet Protocol telephony providers different than that applied to traditional common carriers.

    Other changes in the legal and regulatory environment may also increase e.Volve's costs of providing service, the demand for e.Volve's services, or the level of competition it faces. For example, through a Notice of Proposed Rule Making issued on April 27, 2001, the FCC has solicited comment on the proper level of compensation for the termination of all forms of traffic between carriers. Such new compensation mechanisms, if adopted, could increase e.Volve's costs or reduce its ability to obtain compensation for carrying traffic.

    In addition to the FCC, Congress, state regulatory authorities and legislators may assert jurisdiction over the provision of intrastate Internet telephony or information services. Some states already have initiated proceedings to examine the regulation of such services. Additional regulation of Internet telephony by the states could preclude us from intrastate markets or make entrance more difficult. There can be no assurance that future state regulatory and legislative changes will not have a material adverse effect on e.Volve's provision of intrastate Internet telephone or information services.

    International Government Regulation. e.Volve's operations may also be materially affected by Mexican law, including the Mexican Federal Telecommunications Law ("FTL") enacted in 1995 and the regulations and rules issued by the Secretariat of the Communications and Transportation ("SCT") and the Federal Telecommunications Commission ("COFETEL"). Under the FTL, a Mexican license (a "concession") is required to install, operate or exploit a public communications network. COFETEL has indicated that the FTL's concession requirements extend to the provision of all real-time voice or data services, regardless of what technology is used to provide the service. Such requirements have been the subject of enforcement proceedings in Mexico. e.Volve does not hold a Mexican concession. If the Mexican authorities were to determine that e.Volve is in violation of Mexican law, such authorities could seek to impose similar sanctions on e.Volve, including ordering a shut down of services, fines or forfeitures.

    If e.Volve expands into other foreign countries, each such country may require that e.Volve qualify to do business in that particular country, or may determine that it is otherwise subject to regulation or that it is prohibited from conducting its business in that particular country. If e.Volve fails to qualify as a foreign corporation in a jurisdiction in which it is required to do so, or to comply with foreign laws and regulations, this could materially adversely affect e.Volve's business, financial condition and results of operations, including subjecting it to taxes and penalties and/or by precluding e.Volve from, or limiting it in, the enforcement of contracts in such jurisdictions.

    EMPLOYEES

    As of June 30, 2001, the Company and the Subsidiaries had 15 and 39 full-time employees, respectively. As of the date of this Report, the Company and the Subsidiaries had 12 and 11 full-time employees, respectively. The Company also employs a limited number of independent contractors and temporary employees on a periodic basis. The employees are not represented by a labor union, and the Company considers labor relations to be good.

    RISK FACTORS

    You should consider carefully risks associated with the Company's forward-looking statements, as well as the following risk factors.

    RISK FACTORS RELATING TO THE COMPANY AND ITS SUBSIDIARIES

     THE COMPANY'S SUBSIDIARIES HAVE FILED FOR BANKRUPTCY AND THAT MAY HAVE ADVERSE EFFECTS ON ITS BUSINESS.

    As a holding company, the Company has no material operations separate from its Subsidiaries and generates no revenues. On a consolidated basis, all of the Company's revenue is attributable to revenue generated by its Subsidiaries. By September 14, 2001, all of the Company's Subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code. See - "Bankruptcy Proceedings." As a result of the Subsidiaries' Bankruptcy, the Company may encounter the following risks:

     o The Subsidiaries intend to file a joint plan of reorganization (the "Plan") to effectuate a restructuring of their businesses. The Plan will be subject to (i) approval by the Bankruptcy Court of a disclosure statement containing `adequate information' concerning the Plan as required by the Bankruptcy Code, (ii) solicitation of creditors and equity security holders entitled to vote on the Plan, (iii) acceptance by the requisite number of impaired classes of claims and equity interests in accordance with the Bankruptcy Code, (iv) confirmation by the Bankruptcy Court, and (v) the satisfaction or waiver of conditions to consummation of the Plan. Distributions to the holders of allowed claims and equity interests, including those held by the Company, will be subject to provisions of the Plan and the Bankruptcy Code, to the extent approved by the Court. Ultimate recoveries under the Plan will depend on the value realized from distributions made under the Plan.

     o The Subsidiaries' Bankruptcy is subject to administration under the Bankruptcy Code, including provisions relating to the possibility of conversion, dismissal or the appointment of a trustee or examiner.

     o The Company has guaranteed certain indebtedness of the Subsidiaries. See--"Bankruptcy Proceedings." Depending on the outcome of the Subsidiaries' Bankruptcy and the treatment and distributions to holders of such indebtedness, the Company may be liable for some or all of such indebtedness.

     o The pendency of the Subsidiaries' Bankruptcy could negatively affect the Company's relationship with its creditors, vendors and employees.

     Currently the Company's consolidated revenues are primarily generated from voice services e.Volve provides to Qwest. As a result of the Subsidiaries' Bankruptcy, the Company has abandoned its expansion plans for a broadband network and has revised its business plan to focus on both e.Volve's existing voice service offerings and the Company's planned financial service offerings. However, e.Volve's ability to continue providing voice services is contingent on a Plan being confirmed in the Subsidiaries' Bankruptcy. Even if a Plan is confirmed, the Company cannot assure you that e.Volve will be able to successfully implement its revised business strategy or that the revised strategy will be profitable.

      THE COMPANY CANNOT ASSURE YOU OF THE CONTINUED LISTING OF ITS COMMON STOCK ON THE NASDAQ NATIONAL MARKET OR OTHER EXCHANGES AND ASSOCIATIONS.

     Although its common stock is currently listed on The Nasdaq National Market, the Company has been notified by Nasdaq that it has concerns related to the Company's ability to satisfy the minimum listing requirements and the Subsidiaries' Bankruptcy, and on July 30, 2001 it temporarily suspended the trading of the Company's common stock pending satisfactory resolution of its concerns. The Company cannot assure you that it will be able to continue to meet the minimum listing requirements or that the Nasdaq will allow the Company's common stock to resume trading. If its common stock is delisted from The Nasdaq National Market:

     o the Company's common stock may be quoted in the non-Nasdaq over-the-counter market on either NASD's OTC Bulletin Board or the "Pink Sheets;" and

     o the Company would be subject to an SEC rule regarding `penny stocks' where broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale.

     The Company cannot assure that it will be able to maintain eligibility for listing its common stock on The Nasdaq National Market or any alternative exchange or association. Delisting could make trading shares of the Company's common stock difficult, potentially leading to a further decline in share price. In addition, it would make it difficult for investors to sell the Company's common stock or to obtain accurate quotations of the share price of the Company's common stock.

     e.VOLVE DEPENDS ON SALES TO QWEST COMMUNICATIONS, INC.

     Qwest accounted for 36%, 68% and 65% of the Company's consolidated revenues for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999, respectively. Since the end of fiscal 2001, a significant portion of the Company's consolidated revenues have been generated by e.Volve's sale of voice services to Qwest. The Company does not believe that e.Volve will be able to diversify the customer base in the foreseeable future. Qwest is not contractually required to purchase services from e.Volve and may discontinue or decrease its use of such services for any reason at any time and without notice. A decline in sales to Qwest could have a material adverse affect on e.Volve's business. The loss of Qwest as a customer would significantly and materially adversely affect the financial condition of e.Volve and its respective ability to continue as a going concern.

     Because substantially all of the Company's consolidated revenues are attributable to sales by e.Volve to Qwest, if e.Volve experiences difficulties or delays collecting receivables from Qwest due to disputes regarding amounts due, financial difficulties at Qwest or any other reason, the ability of e.Volve to fund operations, to meet working capital requirements, and to satisfy contractual obligations to third parties could be materially adversely affected.

     THE COMPANY'S INDEPENDENT AUDITORS' OPINION CONTAINS A GOING CONCERN MODIFICATION.

    The auditor's opinion to the Company's financial statements as of and for the year ended June 30, 2001 indicates that it was prepared based on the assumption that the Company continues as a going concern. See - "Report of Independent Public Accountants". The auditor notes the fact that the Company's Subsidiaries have filed petitions under the Bankruptcy Code raises substantial doubts as to the Company's ability to continue as a going concern. On a consolidated basis, the Company incurred operating losses of $172.5 million, $28.8 million and $3.3 million for the fiscal years ended June 30, 2001, 2000 and 1999 respectively. As of June 30, 2001, the Company had an accumulated deficit of $238.8 million. Since the Subsidiaries Filing Date through September 28, 2001, the Company has generated no revenue and incurred losses of approximately $900,000. While the Company does not expect to incur material liabilities on behalf of the Subsidiaries in connection with the Subsidiaries' Bankruptcy other than the Guaranteed Obligations and borrowing under the DIP Facility, there can be no assurances that the Company will not incur operating losses or other liabilities in connection with the Subsidiaries' Bankruptcy. In addition, if e.Volve fails to maintain or increase its revenues, the amount of operating losses may exceed projected operating losses and it may not achieve profitability.

      e.VOLVE PROVIDES VOICE SERVICES TERMINATING ONLY IN ONE COUNTRY.

     e.Volve's network transmits voice services traffic from the United States to Mexico. If the market demand for this service declines for any reason or if Qwest decreases its sales in this market, it would have a material adverse effect on the business of e.Volve. The Company cannot assure that Qwest will continue to service the United States to Mexico market even if demand for such traffic remains at its current level or increases. If Qwest ceases to operate in this market, it would significantly and materially adversely affect the financial condition of e.Volve and its ability to continue as a going concern.

     THE COMPANY'S SUBSIDIARIES HAVE A LIMITED OPERATING HISTORY AND LACK EXPERIENCE IN THE PLANNED NEW LINE OF BUSINESS MAKING IT DIFFICULT TO PREDICT FUTURE SUCCESS.

     The Subsidiaries have only a limited operating history upon which you can evaluate their prospects. The Company commenced its communications operations in June of 1998, and by September 14, 2001, all of its operating Subsidiaries had filed for bankruptcy. See - "Bankruptcy Proceedings." At the time of the Subsidiaries' Bankruptcy, the Company announced plans to reorganize its telecommunications businesses and diversify its business by entering the financial services market, in which it has very limited experience and which involves all of the risks associated with developing and establishing a new line of business.

     You should consider the Company's prospects in light of the risks, expenses and difficulties the Company may encounter as an early stage company in the market for financial services. These risks include its ability:

     o    to develop, market and sell financial products and services;

     o    to attract, retain and motivate qualified personnel and management;

     o    to generate profitable revenues;

     o    to compete effectively; and

     o    to manage the growth of a new line of business.

     If the Company is unable to effectively enter the financial services market, the overall business and financial condition of the Company could be adversely affected.

     THE COMPANY MAY NOT BE ABLE TO FUND ITS MODIFIED BUSINESS PLAN.

     As part of the Company's revised strategy, the Company plans to enter the financial services market. However, as of the date of this Report, the Company has no operations in the financial services industry and expects that consolidated revenues for the foreseeable future will be generated by e.Volve's communications operations. e.Volve's ability to generate revenues is dependent on, among other factors:

     o    sale of voice services to Qwest;

     o    implementation of new service offerings; and

     o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on e.Volve's prices.

     Even if e.Volve generates cash from its voice service operations and/or the Company raises additional capital, the Company may not have enough money to implement its modified business plan or continue operations.

     The Company cannot assure that adequate levels of financing to fund its planned financial services business will be available at all or on acceptable terms. Any financing could involve the issuance of securities with rights superior to those of its common stockholders. The issuance of additional securities could also result in significant dilution to its existing stockholders.

     THE COMPANY AND ITS SUBSIDIARIES DEPEND ON CERTAIN EMPLOYEES AND
     CONSULTANTS.

     The Company's success depends to a significant extent on the continued contributions, experience and knowledge of its senior management team. The loss of any of these key personnel could have a material adverse affect on the Company's ability to operate its business and implement its strategy.

     e.Volve is heavily dependent on the abilities of Steven R. Loglisci, the Subsidiaries' Chief Executive Officer. e.Volve has entered into an employment agreement with Mr. Loglisci which terminates on December 16, 2001; however, Mr. Loglisci can terminate his employment agreement for any reason or no reason on thirty days notice. e.Volve cannot assure you that Mr. Loglisci will renew an employment arrangement with it when the term of his employment agreement expires. The loss of services of Mr. Loglisci could have a material adverse affect on the e.Volve's business.

     e.Volve also is heavily dependent on the personal abilities of John L. Higgins, who provides consulting services to it pursuant to a consulting agreement (the "Higgins Consulting Agreement"). Mr. Higgins effectively serves as e.Volve's chief operating officer and advises e.Volve on many aspects of its business, including network operations, sales, customer relations and business development. Mr. Higgins can terminate his agreement on seven days notice, and the Higgins Consulting Agreement terminates by its terms on or before November 17, 2001. e.Volve cannot assure you that Mr. Higgins will renew a consulting arrangement. The loss of services of Mr. Higgins could have a material adverse affect on e.Volve's business.

     THE NETWORK MAY NOT BE ABLE TO ACCOMMODATE CAPACITY NEEDS.

     e.Volve's network may be unable to accommodate additional volume. In order to ensure that e.Volve is able to handle future additional traffic, e.Volve may have to enter into long-term agreements for leased capacity. To the extent that e.Volve overestimates capacity needs, e.Volve may be obligated to pay for more transmission capacity than it actually uses, resulting in costs without corresponding revenues. Conversely, if e.Volve underestimates its capacity needs, e.Volve may be required to obtain additional transmission capacity from sources which may not be available on profitable terms.

     SERVICE DISRUPTIONS OR SECURITY BREACHES COULD ADVERSELY AFFECT e.VOLVE'S BUSINESS.

     e.Volve's operations are subject to the risks of natural disasters, power losses, capacity limitations, physical or electronic breaches of security, software defects, telecommunications failures and intentional acts of vandalism, including computer viruses. A party that is able to circumvent e.Volve's security systems could misappropriate proprietary information or cause interruptions in operations. Security breaches also could expose e.Volve to a risk of loss or litigation and possible liability. As of the date of this Report, the Company and its Subsidiaries have not experienced material security breaches of which the Company is aware. However, the Company cannot guarantee you that security measures will prevent security breaches in the future.

     The failure of any equipment or facility could result in temporary or permanent interruptions in service or reduced capacity. Further, a majority of e.Volve's traffic is transmitted over capacity that it leases from third parties that may be subject to similar risks. The failure of any one of these connections also could result in interruptions in service. These interruptions in service or performance problems could undermine e.Volve's reputation and cause it to lose customers or make it more difficult to attract new ones. In addition, because many of the voice services e.Volve provides are critical to the business of its customers, any significant interruption in its service could result in lost profits or other loss to its customers.

     THE VOICE SERVICE INDUSTRY IS HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES AND CAPABILITIES.

     The emerging voice services industry is highly competitive. Many of e.Volve's competitors have longer operating histories, larger customer bases, greater financial, personnel, marketing and other resources than e.Volve, and may be able to respond more quickly to emerging technologies. In addition, significant new competitors could arise as a result of:

     o    further technological advances; and

     o    further deregulation and other regulatory initiatives in Mexico.

     If new competitors enter the U.S. to Mexico market, sales to Qwest and profitability could suffer.

     e.VOLVE IS SUBJECT TO CURRENCY RISKS.

     e.Volve's agreements with its Mexican suppliers are denominated in Mexican pesos. e.Volve may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may adversely affect the Company's overall profitability. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate.

     THERE ARE SIGNIFICANT OPERATIONAL, FINANCIAL AND LEGAL RISKS ASSOCIATED WITH e.VOLVE'S MEXICO BASED OPERATIONS.

     e.Volve derives significant revenues from its Mexico based operations and its contract with Qwest is based solely on e.Volve's continued presence in that market. As a result, e.Volve will continue to be exposed to the risks inherent in international operations, including, among others, the following:

     o    general economic, social and political conditions in Mexico;

     o unexpected changes in legal or regulatory requirements resulting in unanticipated costs and delays;

     o    tariffs, export and exchange controls and other trade barriers;

     o    fluctuations in foreign currency exchange rates;

     o    difficulty of enforcing agreements; and

     o change in United States or Mexican laws and regulations relating to foreign trade and investment.

     e.VOLVE'S RATES ARE SUBJECT TO CONTINUED DOWNWARD PRESSURE.

     e.Volve has experienced significant and persistent downward price pressure on the rates it charges for voice services to Mexico. Accordingly, the Company's historical revenues and gross margins are not indicative of future revenues and gross margins based on comparable traffic volumes. If the prices for e.Volve's services decrease for any reason and e.Volve is unable to increase traffic volumes, offer additional services from which additional revenues can be derived, or reduce its operating expenses, its operating results will decline and the business and financial results of the Company and e.Volve will suffer.

     e.VOLVE RELIES ON LIMITED SOURCES FOR SUPPLYING CRITICAL COMPONENTS OF THE NETWORK INFRASTRUCTURE.

     e.Volve depends on a limited number of available vendors to supply the critical components of the network infrastructure. If e.Volve is unable to obtain these critical components on a timely basis, the services it provides to Qwest may be delayed or interrupted, which would adversely affect e.Volve's competitive position. Some of e.Volve's networking equipment and services are available only from a single or a small number of sources and e.Volve does not carry significant inventories of components. For instance, e.Volve relies on Network Equipment Technologies, Inc. for the majority of e.Volve's network equipment. e.Volve's vendors also sell products to its competitors and there are no assurances that they will not enter into exclusive arrangements with e.Volve's competitors.

     THE COMPANY'S SUBSIDIARIES ARE SUBJECT TO EXTENSIVE FOREIGN, FEDERAL, AND STATE LAWS AND REGULATIONS.

     The telecommunications services the Subsidiaries provide or formerly provided are subject to various foreign and U.S. domestic laws and regulations. Some of these regulations have a direct or indirect impact on the Subsidiaries' operations and the profitability of those operations. With respect to e.Volve's U.S. to Mexico operations, e.Volve does not have a license or concession to operate in Mexico from COFETEL (the regulatory agency in Mexico) which is a requirement prior to serving points in Mexico. Further, the FCC could determine that e.Volve's services do not comply with the FCC's International Settlements Policy, which, among other things, requires U.S. carriers to make certain settlement payments to foreign carriers terminating such traffic and to terminate a certain amount of return traffic from those carriers. The operations of some of our operating Subsidiaries are also subject to a wide variety of other regulatory requirements, including, among other things, prior FCC and state licensing and discontinuance requirements. In some instances, the Subsidiaries' past or current operations may not or do not comply with all applicable U.S. domestic or foreign laws or regulations. If a foreign or U.S. governmental authority, such as the FCC or a state public service commission, were to determine that such Subsidiaries do not comply or are currently not in compliance with applicable rules, the Subsidiaries could be subject to sanctions, including but not limited to fines and forfeitures.

     RISK FACTORS RELATED TO THE COMPANY'S COMMON STOCK

     THE COMPANY'S COMMON STOCK HAS A LIMITED TRADING HISTORY AND AN ILLIQUID MARKET.

     In the past, there has only been a limited public market for the Company's common stock. If trading of its common stock is reinstated on The Nasdaq National Market, the Company cannot predict the extent to which an active trading market will develop or how liquid that market might become. See - "Market for Registrant's Common Equity and Related Stockholders Matters."

     THE INFINITY ENTITIES OWN A MAJORITY OF THE COMPANY'S COMMON STOCK AND MAY HAVE PLANS FOR THE COMPANY THAT MAY BE DIFFERENT FROM THOSE OF OTHER HOLDERS OF ITS STOCK.

     IEO Investments, Limited, Infinity Emerging Subsidiary Limited and Infinity Investors Limited (the "Infinity Entities") own a majority of the Company's shares of capital stock. The Infinity Entities, therefore, may exercise significant control over the Company's business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other shareholders.

     SHARES OF THE COMPANY'S COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY DECREASE THE PRICE OF ITS COMMON STOCK.

     As of September 15, 2001, the Company had a total of 58,205,075 shares of common stock eligible for future sale, consisting of:

     o    43,070,660 shares of restricted common stock outstanding;

     o 326,087 shares of common stock issuable upon conversion of the Company's Series B convertible preferred stock;

     o 813,966 shares of common stock issuable upon conversion of the Company's Series C convertible preferred stock;

     o 1,018,156 shares of common stock issuable upon conversion of the Company's Series D convertible preferred stock;

     o    139,378 shares of common stock issuable upon the exercise of warrants;
          and

     o 12,836,828 shares of common stock issuable upon the exercise of stock options.

     The Company currently has 9,346,610 shares of freely tradable common stock. Additionally, 2,324,164 shares of common stock issuable upon the exercise of outstanding stock options granted under the Company's 1999 Omnibus Securities Plan, and 3,591,907 shares of common stock issuable upon the exercise of outstanding stock options granted during fiscal year 2000 to certain employees are available for immediate resale. The remaining 52,289,004 shares, or approximately 77.4% of the Company's total outstanding shares of common stock (including shares issuable upon conversion of outstanding convertible preferred stock, options and warrants) are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "1933 Act"). The Company's affiliates hold 29,759,766 shares of its common stock. Sales by the Company's affiliates may also be subject to Rule 144 resale limitations. Rule 144 provides a safe harbor from registration requirements for certain types of sales of restricted securities and securities held by affiliates. Generally, under Rule 144, if adequate information about the registrant is available, any person who has satisfied a one-year holding period may sell, during any three month period, up to the greater of 1% of the shares of common stock then outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Sales under Rule 144 are also subject to certain restrictions related to manner of sale and notice requirements. Sales of restricted securities by a person who is not an affiliate of the registrant (as defined in the 1933 Act) and who has satisfied a two-year holding period may be made without regard to volume limitations, manner of sale, notice or other requirements of Rule 144. If the Company's stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the conversion of convertible preferred stock or the exercise of outstanding options, then the market price of the Company's common stock could fall.

     ANTI-TAKEOVER PROVISIONS COULD LIMIT THE COMPANY'S SHARE PRICE AND DELAY A CHANGE OF MANAGEMENT.

     The Company's certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring the company without the approval of its incumbent board of directors. These provisions, among other things:

     o divide the Company's board of directors into three classes, with members of each class to be elected in staggered three-year terms;

     o limit the right of stockholders to call special meetings of stockholders;

     o limit the right of stockholders to present proposals or nominate directors for election at annual meetings of stockholders; and

     o authorize the Company's board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

     These provisions could limit the price that investors might be willing to pay in the future for shares of the Company's common stock and significantly impede the ability of the holders of its common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of the Company's common stock.

     THE COMPANY'S STOCK PRICE IS HIGHLY VOLATILE.

     The market price for the Company's common stock has been highly volatile and is likely to continue to be highly volatile. Prior to July 30, 2001 when Nasdaq suspending the trading of the Company's common stock on The Nasdaq National Market, its trading price experienced significant price and volume fluctuations. The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control, including:

     o    quarterly variations in operating results;

     o    changes in financial estimates by securities analysts;

     o announcements by us or its competitors of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

     o    any loss or diminution of e.Volve's primary customer;

     o    departures of key personnel and consultants; and

     o    future sales of common stock.

     In the past, companies in the communications industry have been the subject of class action litigation by investors following periods of volatility in the price of their publicly traded securities. The Company will incur substantial legal costs if the market value of its common stock experiences adverse fluctuations and the Company becomes the subject of similar litigation that may further affect the price of its common stock.

     AVAILABLE INFORMATION

     The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended and in accordance therewith files reports and other information with the Securities and Exchange Commission, as amended. Such filings can be inspected and copied at the Public Reference Section of the commission located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549 and at regional public reference facilities maintained by the Commission located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission by calling 1-800-SEC-0330. Such material may also be accessed electronically by means of the commission's home page on the Internet (http://www.sec.gov).

ITEM 2. PROPERTIES

     The Company's corporate offices are located at 300 Crescent Court, Suite 1760, Dallas, Texas, occupying approximately 4,200 square feet. This lease expires on July 10, 2002.

     The Subsidiaries maintain network facilities in Kansas City, Miami, Dallas, Jersey City and Mexico City, comprising approximately 26,000 square feet in the aggregate.

ITEM 3. LEGAL PROCEEDINGS

     On July 30, 2001, the Subsidiaries, including e.Volve and AxisTel, filed voluntary petitions under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (In re AxisTel Communications, Inc., et. al. Case No. 01-10005 (RJN), jointly administered). On September 14, 2001, NNMS filed a voluntary petition under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (In re Novo Networks Metro Services, Inc., Case No. 01-10466 (RJN)). The Subsidiaries are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

     On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code in the Northern District of Texas (In re Internet Global Services, Inc., Case No. 01-42383-MT-7).

     On May 16, 2001, Wholesale Telecom Corporation ("WTC") filed suit against Novo Networks International Services, Inc. ("NNIS"), an indirect wholly-owned subsidiary of the Company, in the United States District Court for the Southern District of Florida for fraud, breach of contract, fraud in the inducement, and specific performance in connection with an agreement for the provision of services by NNIS to WTC. In its complaint, WTC seeks to recover from NNIS compensatory damages in excess of $500,000 and punitive damages in excess of $50,000,000. WTC alleges that NNIS failed to provide reliable and fully-protected circuits. Accordingly, WTC has refused to pay NNIS for certain services. NNIS repeatedly attempted to address WTC's concerns. However, when WTC persisted in its refusal to pay even undisputed amounts, NNIS suspended services. WTC responded by commencing this litigation. NNIS has filed a motion to dismiss the federal court case based on the mandatory arbitration provision in the agreement. NNIS intends to vigorously defend against WTC's claims and seek all relief to which it may entitled, including, without limitation, the recovery of all amounts owed for services rendered pursuant to the applicable rules of the American Arbitration Association. The WTC action has been stayed as a result of the Subsidiaries' Bankruptcy.

     On May 10, 2001, e.Volve appealed the judgment of the United States District Court for the District of Nevada in favor of Eltrax and against Orix Systems and e.Volve in the amount of $381,802, plus interest at the rate of 10.5% from February 19, 1998 to the date of judgment and any post-judgment interest pending appeal to the United States District Court of Appeals for the Ninth Circuit. e.Volve intends to vigorously pursue its rights throughout the appellate process. The Eltrax action has been stayed as a result of the Subsidiaries' Bankruptcy.

     The Company and its Subsidiaries are involved in other legal proceedings from time to time, none of which management believes, if decided adversely to the Company or its Subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of the Company. All actions and proceedings commenced against the Debtors arising prior to the Subsidiaries Filing Date have been stayed in accordance with the Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock was quoted on the Nasdaq National Market ("NMS") from December 12, 2000 through July 30, 2001 under the symbol "NVNW" and from November 22, 2001 through December 11, 2000 under the symbol "EVNT". From August 25, 1999 through November 21, 2000, the Company's common stock was quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "EVNT". Prior to August 25, 1999, the Company's common stock was quoted on the OTC Bulletin Board under the symbol ADII. Prior to September 1999, the market for the stock was relatively inactive.

    The following table sets forth the high and low bid prices for the Company's stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     BID PRICE
                                                ------------------
               QUARTER ENDING                     LOW       HIGH
             ----------------------------       -------    -------
             June 30, 2001                      $ 0.210    $ 1.813
             March 31, 2001                       0.781      6.375
             December 30, 2000                    2.938       7.50
             September 30, 2000                    9.50      18.25
             June 30, 2000                        11.75      30.50
             March 31, 2000                       21.00      33.00
             December 31, 1999                    12.00      32.75
             September 30, 1999                    1.38      12.50

    On July 11, 2001, the Company received a notice from the Nasdaq that the minimum bid price of the Company's stock had failed to meet the requirements for continued inclusion in the NMS, and that the Company had until October 9, 2001 to regain compliance. Subsequently, on July 30, 2001 the Nasdaq halted trading in the Company's common stock, and on August 2, 2001 requested further information from the Company regarding the Subsidiaries' Bankruptcy, the Company's intended business plans and the Company's plans to regain compliance with the minimum bid price requirements. The Company has provided Nasdaq with its response to their request for information and has proposed a one-for-seven reverse stock split. As of the date of this Report, the Company has not received any indication from the Nasdaq regarding the trading halt.

    RECENT SALES OF UNREGISTERED SECURITIES

    On December 5, 2000, the Company issued and sold a total of 7,000 shares of its 8% Series D Convertible preferred stock and 450,001 shares of the Company's common stock to two accredited investors, Rock Creek Capital Partners II, L.P. and CB Private Equity Fund, L.P., in a private placement under Rule 506 of Regulation D of the Securities Act. Aggregate net proceeds of the issuance were approximately $6.5 million.

    DIVIDEND POLICY

    The holders of the Company's common stock are entitled to receive dividends at such time and in such amounts as may be determined by the Board of Directors. However, the Company has not paid any dividends in the past and does not intend to pay cash dividends on its capital stock for the foreseeable future. Instead, the Company intends to retain any and all earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     Prior to September 22, 1999, the Company was a publicly held company with no material operations. The Company was formerly known as eVentures Group, Inc. and prior thereto, Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September 1999, the Company acquired (i) all of the outstanding shares of AxisTel; (ii) approximately 66.7% of the outstanding shares of e.Volve; (iii) approximately 17% of the outstanding shares of Gemini; and (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest ("Notes"). In a related transaction, the Company acquired the remaining 33.3% of e.Volve in October 1999. All of the acquisitions and the purchase of the Notes were settled through the issuance of 26,827,552 shares of the Company's common stock and are collectively referred to as the "Initial Transaction".

Since the Company had no material operations prior to the September 22, 1999 transaction, the acquisition interests of the Infinity Entities were accounted for as a recapitalization of e.Volve. The interests in Gemini and AxisTel contributed by the Infinity Entities have been included from the date of investment by the Infinity Entities. In March 2000, the Company acquired 100% of iGlobal (see - Note 9 to the Consolidated Financial Statements). On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000 through April 2, 2001. On July 30, 2001, the Company's principal Subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under chapter 11 of the Bankruptcy Code. During fiscal 2001, all of the revenues and direct costs reflected in the consolidated financial statements of the Company and its Subsidiaries resulted from the operations of e.Volve and AxisTel and, to a lesser extent, iGlobal.

                                                                            PRO FORMA
                                                                 -------------------------------
                                                 YEAR ENDED             YEAR ENDED JUNE 30,                YEAR ENDED JUNE 30,
CONSOLIDATED STATEMENTS                           JUNE 30,       -------------------------------     ------------------------------
OF OPERATIONS DATA                                  2001              2000              1999              2000             1999
                                               -------------     -------------     -------------     -------------    -------------

Revenues ..................................    $  72,031,554     $  62,149,705     $  36,661,823     $  55,354,030    $  27,248,273
Direct costs ..............................       70,807,489        59,616,970        31,624,140        51,656,016       23,311,584
                                               -------------     -------------     -------------     -------------    -------------
Gross profit ..............................        1,224,065         2,532,735         5,037,683         3,698,014        3,936,689
Selling general & administrative
expense ...................................       28,867,054        26,555,721        11,976,622        22,471,732        6,251,730
Reorganization and restructuring
charge ....................................        3,898,656                --                --                --               --
Impairment loss ...........................      120,476,247                --                --                --               --
Depreciation & amortization expense .......       20,453,633        22,753,691        22,753,691        10,007,859          957,966
                                               -------------     -------------     -------------     -------------    -------------
Loss from operations before
   other (income) expense .................     (172,471,525)      (46,776,677)      (29,692,630)      (28,781,577)      (3,273,007)


Other (income) expenses):
   Interest (income) expense, net .........         (402,376)       (1,122,086)          473,675          (920,161)       1,704,459
   Write off of unamortized debt
     discount .............................               --                --         2,000,000           917,615               --
   Equity in loss of affiliates ...........        9,023,882         5,236,183            33,776         5,236,183           33,776
   Foreign currency (gain) loss ...........          130,511          (168,431)          126,575          (168,431)         126,575
   Other ..................................          341,052           176,114            73,627            29,057          (16,930)
                                               -------------     -------------     -------------     -------------    -------------
                                                   9,093,069         4,121,780         2,707,653         5,094,263        1,847,880
                                               -------------     -------------     -------------     -------------    -------------
Net loss ..................................     (181,564,594)      (50,898,457       (32,400,283)      (33,875,840)      (5,120,887)

Imputed preferred dividend ................       (2,299,750)      (10,407,954)               --       (10,407,954)              --
                                               -------------     -------------     -------------     -------------    -------------
Net income (loss) available
   to common shareholders .................    $(183,864,344)    $ (61,306,411)    $ (32,400,283)    $ (44,283,794)   $  (5,120,887)
                                               =============     =============     =============     =============    =============
Net loss per share - (basic and
diluted) ..................................    $       (3.52)    $       (1.18)    $       (0.71)    $       (1.14)   $       (0.45)
                                               =============     =============     =============     =============    =============
Weighted average number of shares
   Outstanding - (basic and diluted)  .....       52,222,671        52,061,258        45,338,950        38,739,230       11,365,614
                                               =============     =============     =============     =============    =============

                                                                             AS OF JUNE 30,
                                                           -------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA                                 2001              2000              1999
                                                           -------------     -------------     -------------
Cash and cash equivalents ............................     $  16,696,537     $  40,764,246     $      39,379
Working capital (deficit) ............................         6,048,792        32,891,976        (6,590,569)
Total assets .........................................        37,897,369       218,316,373        12,588,409
Capital lease obligations, net of current portion ....         5,189,094         5,780,851         2,031,513
Long term debt .......................................                --         3,685,145         6,828,948
Total stockholders' (deficit) equity .................        16,646,296       191,950,797        (5,932,221)

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto found on pages F-1 to F-31 of this Report.

    BASIS OF PRESENTATION

    Since the Company had no material operations prior to the Initial Transaction, the reorganization was accounted for as a recapitalization of e.Volve. Accordingly, the historical financial statements of the Company and its subsidiaries presented through June 30, 1999 are those of e.Volve only. The financial results for AxisTel are included in the financial statements of the Company and its subsidiaries since September 22, 1999, the date of acquisition. On March 10, 2000, the Company acquired 100% of iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements of the Company and its subsidiaries since its acquisition on March 10, 2000 through April 2, 2001. On July 30, 2001, the Company's principal Subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under chapter 11 of the Bankruptcy Code. During fiscal 2001, all of the revenues and direct costs reflected in the consolidated financial statements of the Company and its Subsidiaries resulted from the operations of e.Volve and AxisTel and, to a lesser extent iGlobal.

    OVERVIEW

    Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the U.S. economy as a whole, the Company and its Subsidiaries did not raise the additional capital required to complete the build-out of its subsidiaries' global broadband network. As a result, during the third quarter ended March 31, 2001, the Company and its Subsidiaries took the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to the expansion of the global broadband network, (ii) downsized the workforce by approximately 30% and (iii) discontinued the operations of iGlobal.

    Following the March Restructuring, the Company undertook a strategic review of its businesses and retained JP Morgan to assist in the sale or merger of its voice business. JP Morgan was unable to assist in this effort. Faced with a continuing deterioration of AxisTel's and e.Volve's businesses and unprecedented financial difficulties in the telecommunications markets generally, the Company and its Subsidiaries took the following actions during the fourth fiscal quarter: (i) further reduced their workforce by 24%; and (ii) evaluated strategic options.

Following the June Restructuring and subsequent to the end of the fiscal year, the remaining operating Subsidiaries, filed voluntary petitions under chapter 11 of the Bankruptcy Code. For additional information on Bankruptcy Proceedings, see "Business - Bankruptcy Proceedings". At the same time, the Company announced that it is attempting to diversify its business into financial services. The Company's Subsidiaries operate in one business segment, the provision of communication services over a private network, which uses communications technologies that allow for the simultaneous high speed, large scale transmission of voice, video and data.

Revenues. Revenues are generated through the sale of products and services, which can be divided into two product groups: broadband services and voice services. Broadband services consist of transport services such as private line, Asynchronous Transfer Mode and frame relay, co-location services and managed web hosting. Voice services include software services that leverage the packet-based infrastructure of the network to deliver advanced communications services to end-users. Voice services consist principally of packet-based voice services, voice-over-Internet-protocol or VOIP services, VOIP integration services and prepaid calling services. Products and Services are generally measured and billed on a per minute basis.

Historically, the Company has derived substantially all of its consolidated revenues from the sale of voice and broadband services of e.Volve and Axistel. Agreements with wholesale customers for the provisions of these services are typically short term in duration and rates are subject to change from time to time. The Subsidiaries' three largest customers accounted for 47% and 73% of revenues during the twelve months ended June 30, 2001 and 2000, respectively.

Direct Costs. Direct costs include per minute termination charges, lease payments and fees for fiber optic cable. Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis. Additionally, while direct costs incurred for leasing communications network capacity have declined, existing lease agreements are generally at fixed rates for periods of one year or longer.

Prior to September 1999 and effective September 2001, the Company provided international telecommunication services only from the United States to Mexico by its e.Volve subsidiary. The majority of e.Volve's termination fees and certain fiber optic lease payments are payable in Mexican pesos. As a result, e.Volve was and continues to be exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the U.S. dollar. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Continued fluctuation in the exchange rate may make it cheaper or more expensive to purchase pesos to meet e.Volve's peso denominated expenses. The provision of international telecommunications services from the United States to Mexico by e.Volve constitutes the Subsidiaries' primary operations.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently the Company maintains its corporate headquarters in Dallas, Texas. AxisTel and the Subsidiaries have facilities in Jersey City, New Jersey, Kansas City (Overland Park), Kansas, Dallas, Texas, Miami, Florida and Mexico City, Mexico. On July 29, 2001, the Company and the Debtors entered into an Administrative Services Agreement pursuant to which the Company agreed to provide the Debtors with accounting, billing and collections, human resources, payroll, information systems, operational and network support, limited non-bankruptcy legal and regulatory services and various related secretarial and administrative services. In return for these services, the Debtors pay a weekly fee of $30,000. The Administrative Services Agreement expires on November 30, 2001, unless extended by the parties.

Depreciation and Amortization. Depreciation and amortization represent the depreciation of property, plant and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. Due to the significant impairment losses recorded during the third and fourth quarters of fiscal 2001, the Company expects its depreciation and amortization costs to decrease significantly.

Equity in Loss of Affiliates. Equity in losses of affiliates results from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over the Company's equity in each affiliate's net assets is included in equity in losses of affiliates. As a result of declining market conditions and the uncertainties surrounding the recoverability of its investments, the Company expects to record additional losses related to its affiliates.

SUMMARY OF OPERATING RESULTS

    The table below summarizes the Company's consolidated operating results:

                                                                             For the Year Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                        2001          %             2000          %             1999          %
                                                   -------------   -------     -------------   -------     -------------   -------

Revenues .......................................   $  72,031,554       100%    $  55,354,030       100%    $  27,248,273       100%
Direct costs ...................................      70,807,489        98%       51,656,016        93%       23,311,584        86%
                                                   -------------   -------     -------------   -------     -------------   -------
Gross profit ...................................       1,224,065         2%        3,698,014         7%        3,936,689        14%
Selling, general and administrative expenses ...      28,867,054        40%       22,471,732        41%        6,251,730        23%
Reorganization and restructuring charge ........       3,898,656         5%               --         0%               --         0%
Impairment loss ................................     120,476,247       166%               --         0%               --         0%
Depreciation and amortization ..................      20,453,633        28%       10,007,859        18%          957,966         4%
                                                   -------------   -------     -------------   -------     -------------   -------
Loss from operations, before
     other (income) expense ....................    (172,471,525)     (239)%     (28,781,577)      (52)%      (3,273,007)      (12)%

Other (income) expenses:
     Interest expense (income), net ............        (402,376)       (1)%        (920,161)       (2)%       1,704,459         6%
     Write off of unamortized debt discount ....              --         0%          917,615         2%               --         0%
     Equity in loss of affiliates ..............       9,023,882        13%        5,236,183         9%           33,776         0%
     Foreign currency (gain) loss ..............         130,511         0%         (168,431)       (0%)         126,575         0%
     Other .....................................         341,052         1%           29,057         0%          (16,930)       (0)%
                                                   -------------   -------     -------------   -------     -------------   -------
                                                       9,093,069        14%        5,094,263         9%        1,847,880         7%
                                                   -------------   -------     -------------   -------     -------------   -------
Net loss .......................................    (181,564,594)     (252)%     (33,875,840)      (61)%      (5,120,887)      (19)%

Imputed preferred dividend......................      (2,299,750)                (10,407,954)                         --
                                                   -------------               -------------               -------------
Net loss available
     to common shareholders ....................   $(183,864,344)              $ (44,283,794)              $  (5,120,887)
                                                   =============               =============               =============

Net loss per share - (basic and diluted)........   $       (3.52)              $       (1.14)              $       (0.45)
                                                   =============               =============               =============
Weighted average number of shares
     outstanding - (basic and diluted) .........      52,222,671                  38,739,230                  11,365,614
                                                   =============               =============               =============

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

    Revenues. Revenues increased to $72.0 million during fiscal 2001, an increase of $16.6 million or 30% from $55.4 million in fiscal 2000. Fiscal 2001 revenues were generated through the sale of: (i) 94.5% voice services, (ii) 3.5% broadband services and (iii) 2% Internet services. Fiscal 2000 revenues were generated through the sale of (i) 96% voice services, (ii) 3% broadband services and (iii) 1% Internet services.

    The increase in fiscal 2001 revenues is primarily the result of both (i) revenues generated from AxisTel, which was acquired as part of the Initial Transaction, being included for a full twelve months during the current year versus nine months in the prior year and (ii) a 42% increase in the number of minutes transmitted. During fiscal 2001, the Subsidiaries transmitted approximately 753 million minutes versus 504 million minutes in fiscal 2000, an increase of 49%. The average revenue per minute decreased to $0.10 in fiscal 2001 from $0.11 in fiscal 2000.

    Direct Costs. Direct costs increased to $70.8 million during fiscal 2001 from $51.7 million during fiscal 2000, an increase of $19.1 million. Approximately $15.5 million of the increase during the current year is a result of the increased volume of minutes transmitted over the network. The remainder of the increase is primarily related to increased fixed line costs associated with adding network capacity during the first and second quarters in anticipation of growth for broadband services. As a percentage of revenues, direct costs during fiscal 2001 increased to 98% from 93% during fiscal 2000. The increase in direct costs as a percentage of revenues was primarily due to network expansion during the first and second quarters.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28% or $6.4 million during fiscal 2001 to $28.9 million from $22.5 million in fiscal 2000. The increase in selling, general and administrative expenses during fiscal 2001 resulted primarily from (i) increase of $8.0 million in costs related to the global network build-out of the Company's operating subsidiaries and the associated expansion of staffing and facilities (ii) increased bad debt expense of $2.8 million due to deterioration in the credit quality of certain customers of AxisTel and e.Volve and (iii) increased iGlobal expense of $1.9 million due to the inclusion of iGlobal for 9 months during fiscal 2001, compared to 3 months during fiscal 2000. The increase was offset in part by decreases in (i) professional fees and consulting expense of $3.5 million, (ii) stock-based compensation of $1.2 million and (iii) vendor settlement costs included in the prior year of $1.7 million. The Company anticipates that selling, general and administrative expenses will decrease significantly as a result of the recent measures implemented to reduce costs and the cessation of the buildout of the Subsidiaries' networks.

Reorganization and Restructuring Charge. In October 2000, the Company began execution of a plan to consolidate the operations and management of its wholly-owned subsidiaries into a single broadband network and communication services company. Additionally, the plan had a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services. The Company recorded reorganization and restructuring expenses totaling $3.9 million during fiscal 2001. The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The reorganization and restructuring charge of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the intrinsic value of stock options granted to a former employee as part of his separation agreement.

    Impairment Loss. During fiscal 2001 the Company recorded an impairment loss totaling $120.5 million related to (i) the Company's investment in iGlobal, (ii) goodwill relating to the Initial Transaction, (iii) investments in affiliates and (iv) property and equipment. As previously discussed, during fiscal 2001 the Company made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $61.6 million, comprised primarily of the write-off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to the Initial Transaction, the Company recorded an impairment loss of $24.2 million. The Company recorded an impairment loss of $10.8 million related to its investments in affiliates as a result of the declining market conditions and the uncertainties surrounding the recoverability of investments. As a result of the decision to discontinue the historical business of AxisTel, the Company recorded an impairment loss of $23.9 million related to certain of AxisTel's network assets. The impairment charge of $23.9 million includes the write-down of AxisTel's New York to Los Angeles fiber optic circuit of $12.4 million and related prepaid maintenance of $1.6 million.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, the Company recorded approximately $113.9 million in goodwill. Amortization of goodwill during the twelve months ended June 30, 2001 totaled $15.3 million compared to $7.5 million in fiscal 2000. During fiscal 2001 the Company recorded an impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal-related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the September 1999 and October 1999 transactions, the Company wrote-off the remaining goodwill of $24.2 million. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. To the extent there are any future acquisitions, there will no longer be amortization expense related to goodwill. Depreciation recorded on fixed assets during the current fiscal year totaled $4.9 million compared to $2.5 million during fiscal 2000. The increased depreciation is reflective of the Company's continued investment in its network infrastructure during fiscal 2001.

    Interest (Income)Expense, Net. The Company recorded interest income, net of expense of $0.4 million in fiscal 2001 compared to $0.9 million in fiscal 2000. The decreased interest income is due to lower cash balances during fiscal 2001. The higher fiscal 2000 cash balances resulted from private placements of preferred and common stock of $86.7 million in fiscal 2000.

    Equity in Losses of Affiliates. Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of its net excess investment over equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates was $9.0 million in fiscal 2001 from $5.2 million during fiscal 2000, an increase of $3.8 million. This loss primarily resulted from the Company's 22% equity interest in Gemini. The Company anticipates that its strategic investments accounted for under the equity method will continue to invest in the development of the Company's products and services, and will continue to recognize operating losses, which will result in future charges to earnings as the Company records its proportionate share of such losses.

    Foreign Currency Gain or Loss. Foreign currency loss during fiscal 2001 was $0.1 million compared to a gain of $0.2 million during fiscal 2000. This variance was the result of unfavorable exchange rate fluctuations in the Mexican peso compared to the U.S. dollar.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

    Revenues. Revenues increased to $55.4 million in fiscal 2000, an increase of $28.2 million or 104% from $27.2 million in fiscal 1999. Fiscal 2000 revenues were generated through the sale of: (i) 96% voice services, (ii) 3% broadband services and (iii) 1% Internet services. All of fiscal 1999 revenues were generated through the sale of voice services.

    The increase in fiscal 2000 revenues primarily resulted from the acquisition of AxisTel in September 1999, which increased revenues by $15.5 million. An increase in the sale of Internet Protocol telephony minutes also contributed to the increase in revenues, which was partially offset by a decrease in the average price per minute charged. In fiscal 2000, 504 million minutes were transmitted versus 165 million minutes in fiscal 1999. Excluding the 109 million minutes added as a result of the acquisition of AxisTel, minutes were increased during fiscal 2000 by 230 million minutes as compared to fiscal 1999, an increase of 139%. The average price per minute charged for these minutes decreased to $0.11 in fiscal 2000 from $0.17 in fiscal 1999.

    Direct Costs. Direct costs increased to $51.7 million in fiscal 2000 from $23.3 million in fiscal 1999, an increase of $28.4 million. The increase in direct costs is primarily a result of the AxisTel acquisition in September 1999 which increased direct costs by $16.5 million and increased traffic volumes, which were offset partially by lower per minute termination costs. The average cost per minute to terminate calls decreased to $0.09 in fiscal 2000 from $0.14 in fiscal 1999. As a percentage of revenues, direct costs in fiscal 2000 increased to 93% from 86% in fiscal 1999. The increase in direct costs as a percentage of revenues was primarily due to the average price per minute decreasing faster than the cost per minute for termination.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.2 million in fiscal 2000 to $22.5 million from $6.3 million in fiscal 1999. The increase in selling, general and administrative expenses in fiscal 2000 resulted primarily from (i) expenses incurred by companies acquired during fiscal 2000 of $6.1 million, (ii) an increase in professional and consulting fees of $3.6 million, (iii) amounts charged to expense as a result of the issuance of common stock for the settlement of accounts payable totaling $2.8 million, (iv) compensation expense of $2.0 million related to the issuance of options below the market value of the Company's stock; and (v) an increase in salary expense of $1.1 million as a result of establishing and expanding the Company's corporate office.

    Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, the Company recorded approximately $113.9 million in goodwill. Amortization of goodwill in fiscal 2000 totaled $7.5 million. The Company recorded $2.5 million depreciation on fixed assets compared to $1.0 in fiscal 1999. The increased depreciation in fiscal 2000 is reflective of the Company's continued investment in its network infrastructure.

    Interest (Income)Expense, Net. The Company recorded interest income, net of expense of $0.9 million in fiscal 2000 compared to net interest expense of $1.7 million in fiscal 1999. This net change of $2.6 million primarily resulted from the elimination of $8.0 million of e.Volve debentures as a result of the reorganization transaction on September 22, 1999 and interest income on higher cash balances maintained from the proceeds of private placements completed in fiscal 2000.

    Write Off Of Unamortized Debt Discount and Recognition of Imputed Preferred Stock Dividend. The $0.9 million write off of unamortized debt discount in fiscal 2000 resulted from the elimination of e.Volve's outstanding debentures as a result of the reorganization transaction. The Company reported an imputed dividend in fiscal 2000 of $10.4 million as a result of the difference between the market closing prices for the Company's common stock on the dates on which the Company issued convertible preferred stock during the period and the price per share at which such preferred stock is convertible into common shares.

Equity in Losses of Affiliates. Equity in losses of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates was $5.2 million in fiscal 2000. This loss primarily resulted from the Company's 22% equity interest in Gemini.

    Foreign Currency Gain or Loss. Foreign currency gain during fiscal 2000 was $0.2 million compared to a loss of $0.1 million during fiscal 1999. This variance was the result of favorable exchange rate fluctuations in the Mexican peso compared to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     At June 30, 2001, the Company had consolidated current assets of $22.1 million, including cash and cash equivalents of $16.7 million. The working capital surplus at June 30, 2001 was $6.0 million.

     Historically, the Company and its Subsidiaries have funded their operations primarily through investments by the Company in its Subsidiaries of the proceeds of private placements of the Company's common and preferred stock and borrowings by the Subsidiaries under loan and capital lease agreements. Principal uses of cash have been to fund (i) the expansion of operations; (ii) working capital requirements; (iii) capital expenditures, primarily related to network equipment and capacity; (iv) operating losses; and (v) acquisitions and strategic investments. Due to the lack of stability in the capital markets and the economy's recent downturn, the Company's only source of funding, in the near term, is cash on hand. Furthermore, the Company's principal Subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. While the Company has agreed to provide the DIP Facility of $1.6 million, the Subsidiaries may require additional outside funding if they cannot generate enough cash from operations, which could be difficult to obtain on acceptable terms, if at all. The Company has made no further commitments to the Subsidiaries. Due to the uncertainty surrounding the Company and its Subsidiaries, management is unable to determine whether cash balances on June 30, 2001 will be sufficient to meet its funding requirements through the next twelve months.

     As a result of the Company's and its Subsidiaries' inability to raise sufficient capital to complete the planned build-out of the global broadband network and the continued deterioration and financial difficulties in the telecommunications industry, the Company and its Subsidiaries have taken the following measures in an effort to reduce costs and streamline operations: (i) abandoned the global broadband network rollout, (ii) downsized the workforce to minimal staffing levels, a 85% reduction from the highest staffing level in fiscal 2001, (iii) discontinued the operations of iGlobal (see - Note 9 to the Consolidated Financial Statements), (iv) began measures to discontinue unprofitable telecommunication services and routes, and (v) established a new financial services division to diversify operations.

     The Company's consolidated revenues rely on revenues from the provision of voice services by e.Volve, which typically generate minimal, gross margin. While e.Volve hopes to be able to increase the volume of voice traffic, and therefore increase the absolute amount of gross profit from the sale of voice services, the Subsidiaries have historically not been able to fund their operations from voice services. As a result, during fiscal 2001, the Company recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

     The Company's largest customer, Qwest, accounted for approximately 36% of consolidated revenues during fiscal 2001. e.Volve's reliance on Qwest has increased following the end of fiscal 2001 and Qwest now accounts for all of e.Volve's revenues. e.Volve has not experienced any material problems in collecting amounts owed by Qwest. e.Volve anticipates that Qwest will continue to account for all of e.Volve's revenues in the near-term.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    The net cash provided by or used in operating, investing, and financing activities for the years ended June 30, 2001, 2000, and 1999 is summarized below:

                                              For the Year Ended June 30,
                                    ------------------------------------------------
                                        2001              2000              1999
                                    ------------      ------------      ------------
Net cash provided by (used in):
     Operating activities           $(23,580,873)     $ (9,159,753)     $ (1,430,791)
     Investing activities             (4,581,003)      (34,978,025)       (1,269,454)
     Financing activities              4,094,167        84,862,645           322,408
                                    ------------      ------------      ------------
                                    $(24,067,709)     $ 40,724,867      $ (2,377,837)
                                    ============      ============      ============

    The increased use of cash in operating activities during fiscal 2001 as compared to 2000 is primarily attributable to increased overhead costs associated with expanding the Subsidiaries' overall operations which encompass:
(i) networks, (ii) facilities, (iii) employee costs and (iv) costs incurred by companies acquired during fiscal 2000. The increase in net cash used in operating activities in fiscal 2000 as compared to fiscal 1999 was principally a result of costs incurred by companies acquired during fiscal 2000, and to a lesser extent the costs associated with establishing and expanding the Company's corporate office.

    Net cash used in investing activities was $4.6 million, $35.0 million, and $1.3 million in fiscal years 2001, 2000, and 1999 respectively. Investing activities in the current year period consisted principally of purchases of network equipment of $3.0 million by the Company's Subsidiaries and investments in affiliated companies of $1.1 million. Fiscal 2000 investing activities were comprised primarily of investments in affiliated companies of $21.1 million and purchases of network equipment and other fixed assets by the Company's Subsidiaries of $13.6 million. Cash flows used in investing activities in fiscal 1999 consisted primarily of purchases of fixed assets of $1.2 million.

    Cash flows provided by financing activities totaled $4.1 million, $84.9 million and $0.3 million in fiscal years 2001, 2000 and 1999, respectively. Fiscal 2001 financing activities consisted principally of (i) net proceeds from the private placement of common and preferred stock by the Company of $6.5 million, and (ii) borrowings by a subsidiary under a credit agreement for equipment purchases of $0.3 million, offset partially by capital lease payments of $2.8 million. Fiscal 2000 financing activities consisted principally of net proceeds from the private placement of common and preferred stock by the Company of $86.7 million offset in part by capital lease payments of $1.3 million. Cash flows provided from financing activities in fiscal 1999 consisted primarily of proceeds from the issuance of debentures of $2.0 million offset by payments on capital leases of $1.7 million.

    The private placement completed in fiscal 2001 consisted of the issuance of 450,001 shares of common stock and 7,000 shares of Series D Convertible Preferred Stock with aggregate net proceeds of approximately $6.5 million. Proceeds from these issuances were for general corporate purposes and for use as capital for new investments and projects. Shares of Series D Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $7.00 per share. For a description of the rights and privileges of each equity security, please see Note 16 to the Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

    See Note 3 to the Consolidated Financial Statements.

EFFECTS ON INFLATION

    The Company does not believe that the businesses of its Subsidiaries are impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

e.Volve is exposed to the impact of political instability, foreign currency, interest rate and other risks.

     Political Instability Risks. e.Volve has relationships with foreign suppliers in Mexico. e.Volve has not experienced any negative economic consequences as a result of relationships with foreign suppliers, but may be negatively affected should political instability develop.

     Foreign Currency Risks. Since the agreements e.Volve has entered into with certain Mexican suppliers are denominated in Mexican pesos, e.Volve may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may affect profitability. During the fiscal year ended June 30, 2001, $19.8 million of e.Volve's direct costs were denominated in Mexican pesos. e.Volve's foreign currency loss during the year ended June 30, 2001 totaled $0.1 million. Management does not currently maintain any financial hedges against future fluctuations in the peso to dollar exchange rate.

    Interest Rate Risks. The Company has investments in money market funds of approximately $15.8 million at June 30, 2001. Due to the short-term nature of the Company's investments, the Company believes that the effects of changes in interest rates are limited and would not materially impact profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Please refer to pages F-1 to F-31, as well as FS-1 and FS-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 will be set forth under the caption "Executive Compensation and Other Matters" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Directors, Management and Principal Stockholders" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report.

    1. Financial Statements:

    Consolidated Financial Statements of Novo Networks, Inc. as of June 30, 2001, 2000 and 1999.

    2. Financial Statement Schedules

    Schedule II-Valuation and Qualifying Accounts and Reserves

    3. Exhibits

EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
                                                                                     FORM         DATE      NUMBER
 3.1        Amended and Restated Certificate of Incorporation of eVentures           10-Q       5/15/2000     3.1
            Group, Inc.

 3.2        Amended and Restated Certificate of Designation of Rights,               10        12/20/1999     3.6
            Preferences and Privileges of Series A Convertible Preferred Stock,
            dated October 14, 1999.

 3.3        Certificate of Designation of Rights, Preferences and Privileges of      10        12/20/1999     3.7
            Series B Convertible Preferred Stock, dated as of November 10, 1999

 3.4        Certificate of Amendment, dated as of December 15, 1999, to the          10        12/20/1999     3.8
            Certificate of Designation of Rights, Preferences and Privileges of
            Series B Convertible Preferred Stock.

 3.5        Certificate of Designation, Preferences and Rights of Series C           10/A        3/8/2000     3.9
            Convertible Preferred Stock, dated as of February 22, 2000.

 3.6        Amendment to Amended and Restated Certificate of Incorporation,          10-Q       2/14/2001     3.1
            filed with the Secretary of State of the State of Delaware on
            November 13, 2000.

 3.7        Amendment to Amended and Restated Certificate of Incorporation,          10-Q       2/14/2001     3.2
            filed with the Secretary of State of the State of Delaware on
            December 11, 2000.

 3.8        Certificate of Designation, Rights and Preferences of Series D           10-Q       2/14/2001     4.1
            Convertible Preferred Stock, filed on December 5, 2000.

 3.9        Amended and Restated By-Laws of eVentures Group, Inc.                    10-Q       5/15/2000     3.2

 4.1        Registration Rights Agreement, dated as of September 22, 1999, among     8-K        10/7/1999     4.1
            the Registrant and the persons and entities set forth on Schedule 1 thereto (the "First Registration Rights Agreement).

 4.2        Addendum to the First Registration Rights Agreement, dated as of         10/A        3/8/2000     4.2
            October 19, 1999, among eVentures Group, Inc., the persons set forth on Schedule 1 thereto and the other parties to the First
            Registration Rights Agreement.

 4.3        Registration Rights Agreement, dated as of November 24, 1999,            10/A        3/8/2000     4.3
            between eVentures Group, Inc. and the person and entities
            signatories thereto, as holders of shares of Series B Convertible
            Preferred Stock.

 4.4        Letter Agreement, dated December 15, 1999, to the parties to the         10/A        3/8/2000     4.4
            Registration Rights Agreement dated as of September 27, 1999.

EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
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

 4.6        Registration Rights Agreement, dated as of March 10, 2000, among         8-K        3/27/2000     4.1
            eVentures Group, Inc. and the persons and entities listed on
            Schedule 1 thereto.

 4.7        Registration Rights Agreement, dated as of April 4, 2000, by and         10-Q       5/15/2000     4.2
            among eVentures Group, Inc. and the signatories thereto.

 4.8        Registration Rights Agreement, dated as of May 26, 2000, by and          10-K       9/28/2000     4.8
            among eVentures Group, Inc., Andrew Pakula and Laura Berland.

 4.9        Registration Rights Agreement, dated as of June 16, 2000, between        10-K       9/28/2000     4.9
            eVentures Group, Inc. and U.S. Telesource.

 4.10       Registration Rights Agreement, dated as of December 5, 2000, among       10-Q       2/14/2001    10.1
            Rock Creek Partners, II, Ltd., CB Private Equity Partners L.P. and
            eVentures Group, Inc.

 9.1        Voting Agreement, dated as of December 5, 2000, among Rock Creek         10-Q       2/14/2001     9
            Partners II, Ltd, CB Private Equity Partners L.P. and eVentures
            Group, Inc.

 10.1       Securities Purchase Agreement, dated as of June 11, 1998, among Orix     10/A        3/8/2000    10.1
            Global Communications, Inc., certain of its shareholders and the purchasers named thereunder and Exhibits thereto.

 10.2       Debenture, dated as of June 11, 1998.                                    10        12/20/1999    10.2

 10.3       Letter Agreement, dated as of August 19, 1998 between Orix Global        10        12/20/1999    10.3
            Communications and Infinity Investors Limited.

 10.4       Debenture, dated as of August 19, 1998.                                  10        12/20/1999    10.4

 10.5       Letter Agreement, dated as of February 9, 1999 between Orix Global                 12/20/1999    10.5
            Communications and Infinity Investors Limited.

 10.6       Debenture, dated as of February 9, 1999.                                 10        12/20/1999    10.6

 10.7       Letter Agreement, dated as of April 15, 1999 among Orix Global           10        12/20/1999    10.7
            Communications, Inc., Infinity Investors Limited and the Founders
            (as defined therein).

 10.8       Amended and Restated Debenture, dated as of April 15, 1999.              10        12/20/1999    10.8

 10.9       Letter Agreement, dated as of April 29, 1999 between Orix Global         10        12/20/1999    10.9
            Communications and Infinity Investors Limited.

 10.10      Debenture, dated as of April 29, 1999.                                   10        12/20/1999    10.10

 10.11      Letter Agreement, dated as of April 30, 1999, between Orix Global        10        12/20/1999    10.11
            Communications, Inc. and Infinity Investors Limited.

 10.12      Debenture, dated as of April 30, 1999.                                   10        12/20/1999    10.12

 10.13      Note, dated as of August 20, 1999.                                       10/A        3/8/2000    10.13

 10.14      Promissory Note, dated as of March 2, 2000.                              10/A        3/8/2000    10.14

 10.15      Warrant Agreement, dated as of March 2, 2000, between i2v2.com Inc.      10/A        3/8/2000    10.15
            and eVentures Group, Inc.

EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
                                                                                     FORM         DATE      NUMBER
 10.16      Lease Agreement, dated December, 1998, between AxisTel                   10        12/20/1999    10.13
            International, Inc. and Evergreen America Corporation.

 10.17      Lease Agreement, dated November 24, 1997, between Orix Global            10        12/20/1999    10.14
            Communications, Inc. and Trust F/3959 of Banco del Atlantico.

 10.18      Assignment Agreement, dated April 1, 1998, among Orix Global             10        12/20/1999    10.15
            Communications, Inc., Latin Gate de Mexico S.A. de C.V. and Trust
            F/3959 of Banco del Atlantico.

 10.19      Letter Agreement, dated April 3, 2000, between Marcus & Partners,        10-K       9/28/2000    10.26
            L.P. and eVentures Group, Inc.

 10.20      Guaranty Agreement by eVentures Group, Inc. as inducement to             10        12/20/1999    10.20
            Telecommunications Finance Group to provide a lease to AxisTel
            Communications, Inc., dated as of October 13, 1999.

 10.21      Amended and Restated 1999 Omnibus Securities Plan, dated as of           10/A        3/8/2000    10.23
            September 22, 1999. (compensatory agreement)

 10.22      Employment Agreement, dated as of April 4, 2000, between eVentures       10-Q       5/15/2000    10.5
            Group, Inc. and Daniel J. Wilson. (compensatory agreement)


 10.23      Amendment No. 1 to Employment Agreement between eVentures Group,         10-Q      11/14/2000    10.2
            Inc. and Daniel J. Wilson, dated as of September 25, 2000

 10.24      Stock Option Agreement, dated as of April 4, 2000 between eVentures      10-Q       5/15/2000    10.6
            Group, Inc. and Daniel J. Wilson. (compensatory agreement)

 10.25      Employment Agreement, dated as of April 4, 2000, between eVentures       10-Q       5/15/2000    10.7
            Group, Inc. and Chad E. Coben. (compensatory agreement)

 10.26      Amendment No. 1 to Employment Agreement between eVentures Group,         10-Q      11/14/2000    10.5
            Inc. and Chad E. Coben, dated as of September 25, 2000

 10.27      Stock Option Agreement, dated as of April 4, 2000 between eVentures      10-Q       5/15/2000    10.8
            Group, Inc. and Chad E. Coben. (compensatory agreement)

 10.28      Employment Agreement, dated as of April 4, 2000, between eVentures       10-Q       5/15/2000    10.9
            Group, Inc. and Barrett N. Wissman. (compensatory agreement)

 10.29      Stock Option Agreement, dated as of April 4, 2000 between eVentures      10-Q       5/15/2000    10.10
            Group, Inc. and Barrett N. Wissman. (compensatory agreement)

 10.30      Employment Agreement, dated as of April 17, 2000, between eVentures      10-Q       5/15/2000    10.13
            Group, Inc. and Susie C. Holliday. (compensatory agreement)

 10.31      Amendment No. 1 to Employment Agreement between eVentures Group,         10-Q      11/14/2000    10.6
            Inc. and Susie C. Holliday, dated as of September 25, 2000

 10.32      Stock Option Agreement, dated as of April 17, 2000 between eVentures     10-Q       5/15/2000    10.14
            Group, Inc. and Susie C. Holliday. (compensatory agreement)

 10.33      Amendment to Non-Qualified Stock Option Agreement between eVentures      10-Q      11/14/2000    10.7
            Group, Inc. and Susie C. Holliday, dated October 2, 2000

EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
                                                                                     FORM         DATE      NUMBER
 10.34      Employment Agreement, dated as of March 10, 2000, between IGS            10-K       9/28/2000    10.44
            Acquisition Corporation and David N. Link. (compensatory agreement)

 10.35      Amendment No. 1 to Employment Agreement between eVentures Group,         10-Q      11/14/2000    10.8
            Inc. and David N. Link, dated as of September 25, 2000

 10.36      Common Stock Subscription Agreement, dated as of April 4, 2000, by       10-Q       5/15/2000    10.15
            and among eVentures Group, Inc. and the signatories thereto.

 10.37A     Form of New Directors and Officers Indemnification Agreement             10-K       9/28/2000    10.49A

 10.37B     Schedule of Parties to New Directors and Officers Indemnification        10-K       9/28/2000    10.49B
            Agreement.

 10.38A     Form of Incumbent Directors and Officers Indemnification Agreement       10-K       9/28/2000    10.50A

 10.38B     Schedule of Parties to Incumbent Directors and Officers                  10-K       9/28/2000    10.50B
            Indemnification Agreement.

 10.39      Securities Purchase Agreement, dated as of May 3, 2000, by and among     10-Q       5/15/2000    10.23
            PhoneFree.com, Inc. and the purchasers listed on Schedule A attached thereto.

 10.40      Issuer Option Agreement, dated as of April 10, 2000, between             10-Q       5/15/2000    10.16
            eVentures Group, Inc. and Samuel L. Litwin. (compensatory agreement)

 10.41      Issuer Option Agreement, dated as of April 10, 2000, between             10-Q       5/15/2000    10.17
            eVentures Group, Inc. and Mitchell C. Arthur. (compensatory agreement)

 10.42      2001 Equity Incentive Plan                                               10-Q       5/15/2000    10.1

            Employment Agreement, dated as of July 17, 2001 between Novo                                                  X
            Networks Operating Corp. and Steven R. Loglisci..

            Consulting Agreement, dated as of July 30, 2001, between Novo                                                 X
            Networks Operating Corp. and John L. Higgins

            Employment Agreement, dated as of March 10, 2000, between IGS                                                 X
            Acquisition Corporation and Patrick G. Mackey. (compensatory agreement)

            Amendment No. 1 to Employment Agreement between eVentures Group,                                              X
            Inc. and Patrick G. Mackey, dated as of September 25, 2000.

            Amendment No. 2 to Employment Agreement between Novo Networks,                                                X
            Inc. and Patrick G. Mackey, dated as of January 10, 2001.

EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
                                                                                     FORM         DATE      NUMBER
            Credit and Guaranty Agreement dated as of August 9, 2001 among                                                X
            Axistel Communications, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession
            ("AxisTel"), Novo Networks Global Services, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession ("NNGS"), Novo Networks International Services,
            Inc., a corporation organized and existing under the laws of
            Delaware and a debtor and debtor-in-possession ("NNIS"), and e.Volve
            Technology Group, Inc., a corporation organized and existing under the laws of Nevada and a debtor and debtor-in-possession
            ("e.Volve"), Novo Networks Operating Corp., a corporation organized and existing under the laws of Delaware and a debtor and
            debtor-in-possession ("NNOC" and collectively with AxisTel, NNGS,
            NNIS and e.Volve, the "Borrowers"), Novo Networks (UK) Ltd., a
            corporation organized and existing under the laws of the United
            Kingdom ("NNL"), Web2dial Communications, Inc., a corporation organized and existing under the laws of Delaware ("Web2Dial"),
            Servicios Profesionales J.R.J.S., S.A. DE C.V., a corporation organized and existing under the laws of Mexico ("Servicios"), Novo
            Networks Metro Services, Inc., a corporation organized and existing under the laws of Delaware ("NNMS"), Novo Networks Media Services,
            Inc., a corporation organized and existing under the laws of
            Delaware ("NNMedia"), Novo Networks Metro Services (Virginia), Inc.,
            a corporation organized and existing under the laws of Virginia
            ("NNMSV"), and e.Volve Technology Group De Mexico, S.A. DE C.V., a
            corporation organized and existing under the laws of Mexico ("EGM"
            and collectively with NNL, Web2Dial, Servicios, NNMS, NNMedia and
            NNMSV, the "Guarantors"), and Novo Networks, Inc., a corporation organized and existing under the laws of Delaware (the "Lender").

 11         Statement re-computation of per share earnings. (Information                                                  X
            regarding the computation of loss per share is set forth in the
            Consolidated Financial Statements.)

 21.1       Subsidiaries of eVentures Group, Inc.                                                                         X

 23.1       Consent of Arthur Andersen LLP                                                                                X

 23.2       Consent of BDO Seidman, LLP                                                                                   X

 24         Power of Attorney                                                                                             See
                                                                                                                          Signature
                                                                                                                          Pages


   (b) During the quarter ended June 30, 2001, the Company filed the following Current Reports on Form 8-K:

   1. On June 15, 2001, we filed a Report on Form 8-K, announcing the resignation of Jefferey A. Marcus, former Chairman, Director and Chief Executive Officer of Novo Networks, Inc. Former Directors Fred A. Vierra, David M. Leuschen and Stuart A. Subotnik also resigned. John Stevens Robling, Jr. and Olaf Guerrand-Hermes have rejoined the Company as Directors. We also announced the resignation of Thomas P. McMillin, former Executive Vice President and Chief Operating Officer.

   2. On April 17, 2001, we filed a Report on Form 8-K, announcing the iGlobal Bankruptcy.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 28th day of September, 2001.

    Novo Networks, Inc.


    By: /s/ DANIEL J. WILSON
       -----------------------------
    Name:  Daniel J. Wilson
    Title: Executive Vice President Chief Financial Officer

    KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barrett N. Wissman AND Daniel J. Wilson his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                 TITLE                              DATE
    -------------------------------       ----------------------------------        ------------------

    /s/ BARRETT N. WISSMAN                President and Director                    September 28, 2001
    -------------------------------       (Principal Executive Officer)
    Barrett N. Wissman

    /s/ DANIEL J. WILSON                  Executive Vice President and Chief        September 28, 2001
    -------------------------------       Financial Officer (Principal
    Daniel J. Wilson                      Accounting and Financial Officer)

    /s/ OLAF GUERRAND-HERMES              Director                                  September 28, 2001
    -------------------------------
    Olaf Guerrand-Hermes

                                          Director                                  September 28, 2001
    -------------------------------
    Mark R. Graham

                                          Director                                  September 28, 2001
    -------------------------------
    Jan Robert Horsfall

    /s/ CLARK K. HUNT                     Director                                  September 28, 2001
    -------------------------------
    Clark K. Hunt

    /s/ JOHN STEVENS ROBLING              Director                                  September 28, 2001
    -------------------------------
    John Stevens Robling

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         Report of Independent Public Accountants
               for the fiscal year ended June 30, 2001 ...............................     F-3
         Report of Independent Certified Public Accountants
               for the fiscal years ended June 30, 2000 and June 30, 1999 ............     F-4
         Consolidated Balance Sheets as of  June 30, 2001 and 2000 ...................     F-5
         Consolidated Statements of Operations for the years ended
                 June 30, 2001, 2000 and 1999 ........................................     F-6
         Consolidated Statements of Shareholders' Equity (Deficit)
                 for the years ended June 30, 2001, 2000 and 1999 ....................     F-7
         Consolidated Statements of Cash Flows for the years ended
                 June 30, 2001, 2000 and 1999 ........................................     F-9
         Notes to Consolidated Financial Statements ..................................     F-11
         Report of Independent Public Accountants for
                 Valuation and Qualifying Accounts and Reserves ......................     FS-1
         Financial Statement Schedule:
                 Schedule II - Valuation and Qualifying Accounts and Reserves ........     FS-2

                       THIS PAGE INTENTIONALLY LEFT BLANK

                    Report of Independent Public Accountants


To the Board of Directors of Novo Networks, Inc.:

We have audited the accompanying consolidated balance sheet of Novo Networks, Inc. and subsidiaries (a Delaware corporation) as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novo Networks, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has placed all its operating subsidiaries into bankruptcy, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                   Arthur Andersen LLP


Dallas, Texas
September 19, 2001

               Report of Independent Certified Public Accountants


To the Stockholders
Novo Networks, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Novo Networks, Inc., formerly eVentures Group, Inc. (the "Company"), see Note 1(a), as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000. We have also audited the financial statement schedule listed in the accompanying index for each of the two years in the period ended June 30, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended June 30, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, all of the Company's operating subsidiaries have filed voluntary petitions for protection under chapter 11 and chapter 7 of the Bankruptcy Code which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                     BDO Seidman, LLP

New York, New York
September 1, 2000, except for Note 1(b), as to which the date is September 25, 2001.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      As of June 30,
                                                                                             ----------------------------------
                                       ASSETS                                                     2001                2000
                                                                                             --------------      --------------

CURRENT ASSETS
     Cash and cash equivalents .........................................................     $   16,696,537      $   40,764,246
     Accounts receivable, net of allowances for
       doubtful accounts ($4,589,647 - 2001; $793,900 - 2000)  .........................          2,521,408           3,607,053
     Prepaid expenses and other receivables ............................................          1,066,518           2,979,489
     Deposits ..........................................................................            420,379             209,491
     VAT receivable ....................................................................          1,405,929           2,131,277
     Notes receivable, affiliate .......................................................                 --             100,000
                                                                                             --------------      --------------
                                                                                                 22,110,771          49,791,556
                                                                                             --------------      --------------

LONG-TERM ASSETS
     Restricted cash ...................................................................             94,180             281,928
     Deposits ..........................................................................            811,482             811,093
     Network equipment under capital leases, net .......................................          4,404,587          11,125,828
     Property and equipment, net .......................................................          5,699,577          24,293,292
     Investments in affiliates .........................................................          4,776,772          23,373,190
     Goodwill and other intangibles, net ...............................................                 --         108,639,486
                                                                                             --------------      --------------
                                                                                                 15,786,598         168,524,817
                                                                                             --------------      --------------
                                                                                             $   37,897,369      $  218,316,373
                                                                                             ==============      ==============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Capital leases, current portion ...................................................     $    3,676,604      $    4,703,053
     Accounts payable ..................................................................          3,601,650           5,580,873
     Accrued other .....................................................................          7,480,259           5,688,892
     Accrued reorganization and restructuring charge ...................................            426,297                  --
     Accrued interest payable ..........................................................            134,683              78,016
     Customer deposits and deferred revenues ...........................................            742,486             619,403
     Notes payable, current portion ....................................................                 --             229,343
                                                                                             --------------      --------------
                                                                                                 16,061,979          16,899,580
                                                                                             --------------      --------------
LONG-TERM LIABILITIES
     Notes payable, net of current portion .............................................                 --           3,685,145
     Capital leases, net of current portion ............................................          5,189,094           5,780,851
                                                                                             --------------      --------------
                                                                                                  5,189,094           9,465,996
                                                                                             --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized 25,000,000 - 2001 and 5,000,000 - 2000, issued
                and outstanding 26,395 - 2001 and 20,070 - 2000  .......................                 --                  --
     Common stock, $0.00002 par value, authorized 200,000,000 - 2001 and
                75,000,000 - 2000, issued and outstanding, 52,323,701 - 2001 and
                51,989,745 - 2000 ......................................................              1,050               1,041
     Common stock to be issued .........................................................                 --                   1
     Additional paid-in capital ........................................................        255,908,447         248,907,665
     Accumulated deficit ...............................................................       (238,823,763)        (54,634,559)
     Deferred compensation .............................................................           (439,438)         (1,274,479)
     Notes receivable from shareholders ................................................                 --          (1,048,872)
                                                                                             --------------      --------------
                                                                                                 16,646,296         191,950,797
                                                                                             --------------      --------------
                                                                                             $   37,897,369      $  218,316,373
                                                                                             ==============      ==============

The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Fiscal Year Ended June 30,
                                                            ------------------------------------------------------
                                                                 2001                2000                1999
                                                            --------------      --------------      --------------

Revenues ..............................................     $   72,031,554      $   55,354,030      $   27,248,273
Direct costs ..........................................         70,807,489          51,656,016          23,311,584
                                                            --------------      --------------      --------------
Gross profit ..........................................          1,224,065           3,698,014           3,936,689
Selling, general and administrative expenses ..........         28,867,054          22,471,732           6,251,730
Reorganization and restructuring charge ...............          3,898,656                  --                  --
Impairment loss .......................................        120,476,247                  --                  --
Depreciation and amortization .........................         20,453,633          10,007,859             957,966
                                                            --------------      --------------      --------------
Loss from operations, before
    other (income) expense ............................       (172,471,525)        (28,781,577)         (3,273,007)

Other (income) expense
    Interest (income) expense, net ....................           (402,376)           (920,161)          1,704,459
    Write off of unamortized debt discount ............                 --             917,615                  --
    Equity in loss of affiliates ......................          9,023,882           5,236,183              33,776
    Foreign currency loss (gain)  .....................            130,511            (168,431)            126,575
    Other .............................................            341,052              29,057             (16,930)
                                                            --------------      --------------      --------------
                                                                 9,093,069           5,094,263           1,847,880
                                                            --------------      --------------      --------------
Net loss ..............................................       (181,564,594)        (33,875,840)         (5,120,887)

Imputed preferred dividend ............................         (2,299,750)        (10,407,954)                 --
                                                            --------------      --------------      --------------

Net loss available to common
    shareholders ......................................     $ (183,864,344)     $  (44,283,794)     $   (5,120,887)
                                                            ==============      ==============      ==============

Net loss per share - (basic and diluted) ..............     $        (3.52)     $        (1.14)     $        (0.45)
                                                            ==============      ==============      ==============
Weighted average number of shares
    outstanding - (basic and diluted)  ................         52,222,671          38,739,230          11,365,614
                                                            ==============      ==============      ==============


The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                       Preferred Stock            Common Stock
                                                                                 -----------------------------   ---------------
                                                                                    Shares           Amount          Shares
                                                                                 ------------     ------------    --------------
Balance, June 30, 1998  .....................................................              --     $         --         1,800,000
Fair value of shares issued in connection with debentures ...................              --               --                --
Fair value of warrants granted in connection with debentures ................              --               --                --
Cost investment in PhoneFree ................................................              --               --                --
Net loss ....................................................................              --               --                --
                                                                                 ------------     ------------    --------------
Balance, June 30, 1999 ......................................................              --               --         1,800,000
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................              --               --        12,381,000
   Acquisition of eVentures .................................................              --               --        10,330,610
   Acquisition of 66.67% of e.Volve .........................................              --               --         9,565,614
   Net effect of the purchase of the remaining 33.33% of e.Volve ............              --               --         5,831,253
   Contribution of PhoneFree cost investment from Major Shareholders ........              --               --         2,879,386
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................              --               --         5,013,477
   Issuance of Series A Preferred Stock .....................................           1,000               --                --
   Issuance of Series B Preferred Stock .....................................           7,000               --                --
   Issuance of Series C Preferred Stock .....................................          15,570               --                --
Conversion of Series A Preferred Stock ......................................          (1,000)              --           200,000
Conversion of Series B Preferred Stock ......................................          (2,500)              --           181,159
Acquisition of iGlobal ......................................................              --               --         2,551,087
Acquisition of minority interest in affiliates ..............................              --               --           312,027
Issuance of Common Stock for settlement of accounts payable .................              --               --           426,799
Issuance of Common Stock as payment for assets ..............................              --               --           517,333
Intrinsic value of stock options ............................................              --               --                --
Amortization of deferred compensation .......................................              --               --                --
Imputed preferred dividend ..................................................              --               --                --
Acquisition of call options to purchase treasury stock ......................              --               --                --
Net loss ....................................................................              --               --                --
                                                                                 ------------     ------------    --------------
Balance, June 30, 2000 ......................................................          20,070                         51,989,745
Settlement of iGlobal purchase ..............................................              --               --                --
Amortization of deferred compensation .......................................              --               --                --
Repayment on note receivable from shareholders ..............................              --               --                --
Foreclosure on note receivable from shareholders ............................              --                           (171,911)
Private placement of common and preferred stock .............................           7,000               --           450,001
Imputed preferred dividend ..................................................              --               --                --
Series D Preferred Stock dividends ..........................................             325               --                --
Intrinsic value of stock options ............................................              --               --                --
Conversion of Series C Preferred to Common ..................................          (1,000)              --            55,866
Net loss ....................................................................              --               --                --
                                                                                 ------------     ------------    --------------
Balance, June 30, 2001 ......................................................          26,395     $         --        52,323,701
                                                                                 ============     ============    ==============


                                                                                  Common Stock
                                                                                 --------------
                                                                                     Amount
                                                                                 --------------
Balance, June 30, 1998  .....................................................    $           36
Fair value of shares issued in connection with debentures ...................                --
Fair value of warrants granted in connection with debentures ................                --
Cost investment in PhoneFree ................................................                --
Net loss ....................................................................                --
                                                                                 --------------
Balance, June 30, 1999 ......................................................                36
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................               248
   Acquisition of eVentures .................................................               207
   Acquisition of 66.67% of e.Volve .........................................               190
   Net effect of the purchase of the remaining 33.33% of e.Volve ............               117
   Contribution of PhoneFree cost investment from Major Shareholders ........                58
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................               100
   Issuance of Series A Preferred Stock .....................................                --
   Issuance of Series B Preferred Stock .....................................                --
   Issuance of Series C Preferred Stock .....................................                --
Conversion of Series A Preferred Stock ......................................                 4
Conversion of Series B Preferred Stock ......................................                 4
Acquisition of iGlobal ......................................................                51
Acquisition of minority interest in affiliates ..............................                 7
Issuance of Common Stock for settlement of accounts payable .................                 9
Issuance of Common Stock as payment for assets ..............................                10
Intrinsic value of stock options ............................................                --
Amortization of deferred compensation .......................................                --
Imputed preferred dividend ..................................................                --
Acquisition of call options to purchase treasury stock ......................                --
Net loss ....................................................................                --
                                                                                 --------------
Balance, June 30, 2000 ......................................................             1,041
Settlement of iGlobal purchase ..............................................                --
Amortization of deferred compensation .......................................                --
Repayment on note receivable from shareholders ..............................                --
Foreclosure on note receivable from shareholders............................                 --
Private placement of common and preferred stock .............................                 9
Imputed preferred dividend ..................................................                --
Series D Preferred Stock dividends ..........................................                --
Intrinsic value of stock options ............................................                --
Conversion of Series C Preferred to Common ..................................                --
Net loss ....................................................................                --
                                                                                 --------------
Balance, June 30, 2001 ......................................................    $        1,050
                                                                                 ==============


The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                  Common Stock to be Issued            Additional
                                                                               ---------------------------------        Paid-in
                                                                                  Shares              Amount            Capital
                                                                               --------------     --------------     --------------
Balance, June 30, 1998  .....................................................              --     $           --     $      108,364
Fair value of shares issued in connection with debentures ...................              --                 --          2,000,000
Fair value of warrants granted in connection with debentures ................              --                 --            210,000
Cost investment in PhoneFree ................................................              --                 --          2,100,144
Net loss ....................................................................              --                 --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 1999 ......................................................              --                 --          4,418,508
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................              --                 --         17,110,929
   Acquisition of eVentures .................................................              --                 --             (2,980)
   Acquisition of 66.67% of e.Volve .........................................              --                 --          8,540,159
   Net effect of the purchase of the remaining 33.33% of e.Volve ............              --                 --         11,662,389
   Contribution of PhoneFree cost investment from Major Shareholders ........              --                 --                 --
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................              --                 --         63,202,526
   Issuance of Series A Preferred Stock .....................................              --                 --          1,000,000
   Issuance of Series B Preferred Stock .....................................              --                 --          6,997,500
   Issuance of Series C Preferred Stock .....................................              --                 --         15,469,985
Conversion of Series A Preferred Stock ......................................              --                 --                 (4)
Conversion of Series B Preferred Stock ......................................              --                 --                 (4)
Acquisition of iGlobal ......................................................          71,513                  1         85,352,234
Acquisition of minority interest in affiliates ..............................              --                 --          4,177,567
Issuance of Common Stock for settlement of accounts payable .................              --                 --          7,888,592
Issuance of Common Stock as payment for assets ..............................              --                 --          9,571,060
Intrinsic value of stock options ............................................              --                 --          3,311,250
Amortization of deferred compensation .......................................              --                 --                 --
Imputed preferred dividend ..................................................              --                 --         10,407,954
Acquisition of call options to purchase treasury stock ......................              --                 --           (200,000)
Net loss ....................................................................              --                 --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2000 ......................................................          71,513                  1        248,907,665
Settlement of iGlobal purchase ..............................................         (71,513)                (1)        (2,073,876)
Amortization of deferred compensation .......................................              --                 --                 --
Repayment on note receivable from shareholders ..............................              --                 --                 --
Foreclosure on note receivable from shareholders ............................              --                 --           (951,888)
Private placement of common and preferred stock .............................              --                 --          6,523,991
Imputed preferred dividend ..................................................              --                 --          2,299,750
Series D Preferred Stock dividends ..........................................              --                 --            324,860
Intrinsic value of stock options ............................................              --                 --            877,945
Conversion of Series C Preferred to Common ..................................              --                 --                 --
Net loss ....................................................................              --                 --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2001 ......................................................              --     $           --     $  255,908,447
                                                                               ==============     ==============     ==============

                                                                                                                         Notes
                                                                                                                      Receivable
                                                                                Accumulated         Deferred             from
                                                                                  Deficit         Compensation        Shareholders
                                                                               --------------     --------------     --------------
Balance, June 30, 1998  .....................................................  $   (5,229,878)    $           --     $           --
Fair value of shares issued in connection with debentures ...................              --                 --                 --
Fair value of warrants granted in connection with debentures ................              --                 --                 --
Cost investment in PhoneFree ................................................              --                 --                 --
Net loss ....................................................................      (5,120,887)                --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 1999 ......................................................     (10,350,765)                --                 --
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................              --                 --                 --
   Acquisition of eVentures .................................................              --                 --                 --
   Acquisition of 66.67% of e.Volve .........................................              --                 --                 --
   Net effect of the purchase of the remaining 33.33% of e.Volve ............              --                 --                 --
   Contribution of PhoneFree cost investment from Major Shareholders ........              --                 --                 --
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................              --                 --                 --
   Issuance of Series A Preferred Stock .....................................              --                 --                 --
   Issuance of Series B Preferred Stock .....................................              --                 --                 --
   Issuance of Series C Preferred Stock .....................................              --                 --                 --
Conversion of Series A Preferred Stock ......................................              --                 --                 --
Conversion of Series B Preferred Stock ......................................              --                 --                 --
Acquisition of iGlobal ......................................................              --                 --         (1,048,872)
Acquisition of minority interest in affiliates ..............................              --                 --                 --
Issuance of Common Stock for settlement of accounts payable .................              --                 --                 --
Issuance of Common Stock as payment for assets ..............................              --                 --                 --
Intrinsic value of stock options ............................................              --         (3,311,250)                --
Amortization of deferred compensation .......................................              --          2,036,771                 --
Imputed preferred dividend ..................................................     (10,407,954)                --                 --
Acquisition of call options to purchase treasury stock ......................              --                 --                 --
Net loss ....................................................................     (33,875,840)                --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2000 ......................................................     (54,634,559)        (1,274,479)        (1,048,872)
Settlement of iGlobal purchase ..............................................              --                 --                 --
Amortization of deferred compensation .......................................              --            835,041                 --
Repayment on note receivable from shareholders ..............................              --                 --             96,984
Foreclosure on note receivable from shareholders ............................              --                 --            951,888
Private placement of common and preferred stock .............................              --                 --                 --
Imputed preferred dividend ..................................................      (2,299,750)                --                 --
Series D Preferred Stock dividends ..........................................        (324,860)                --                 --
Intrinsic value of stock options ............................................              --                 --                 --
Conversion of Series C Preferred to Common ..................................              --                 --                 --
Net loss ....................................................................    (181,564,594)                --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2001 ......................................................  $ (238,823,763)    $     (439,438)    $           --
                                                                               ==============     ==============     ==============




                                                                                    Total
                                                                               --------------
Balance, June 30, 1998  .....................................................  $   (5,121,478)
Fair value of shares issued in connection with debentures ...................       2,000,000
Fair value of warrants granted in connection with debentures ................         210,000
Cost investment in PhoneFree ................................................       2,100,144
Net loss ....................................................................      (5,120,887)
                                                                               --------------
Balance, June 30, 1999 ......................................................      (5,932,221)
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................      17,111,177
   Acquisition of eVentures .................................................          (2,773)
   Acquisition of 66.67% of e.Volve .........................................       8,540,349
   Net effect of the purchase of the remaining 33.33% of e.Volve ............      11,662,506
   Contribution of PhoneFree cost investment from Major Shareholders ........              58
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................      63,202,626
   Issuance of Series A Preferred Stock .....................................       1,000,000
   Issuance of Series B Preferred Stock .....................................       6,997,500
   Issuance of Series C Preferred Stock .....................................      15,469,985
Conversion of Series A Preferred Stock ......................................              --
Conversion of Series B Preferred Stock ......................................              --
Acquisition of iGlobal ......................................................      84,303,414
Acquisition of minority interest in affiliates ..............................       4,177,574
Issuance of Common Stock for settlement of accounts payable .................       7,888,601
Issuance of Common Stock as payment for assets ..............................       9,571,070
Intrinsic value of stock options ............................................              --
Amortization of deferred compensation .......................................       2,036,771
Imputed preferred dividend ..................................................              --
Acquisition of call options to purchase treasury stock ......................        (200,000)
Net loss ....................................................................     (33,875,840)
                                                                               --------------
Balance, June 30, 2000 ......................................................     191,950,797
Settlement of iGlobal purchase ..............................................      (2,073,877)
Amortization of deferred compensation .......................................         835,041
Repayment on note receivable from shareholders ..............................          96,984
Foreclosure on note receivable from shareholders ............................              --
Private placement of common and preferred stock .............................       6,524,000
Imputed preferred dividend ..................................................              --
Series D Preferred Stock dividends ..........................................              --
Intrinsic value of stock options ............................................         877,945
Conversion of Series C Preferred to Common ..................................              --
Net loss ....................................................................    (181,564,594)
                                                                               --------------
Balance, June 30, 2001 ......................................................  $   16,646,296
                                                                               ==============



The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                     For the Year Ended June 30,
                                                                          -------------------------------------------------
                                                                              2001              2000              1999
                                                                          -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................    $(181,564,594)    $ (33,875,840)    $  (5,120,887)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization ................................       20,453,633        10,007,859           957,966
        Equity in loss of affiliates .................................        9,023,882         5,236,183            33,776
        Impairment loss ..............................................      120,476,247                --                --
        Bad debt expense .............................................        4,038,479           793,900                --
        Other non-cash expenses ......................................        3,318,772         2,845,358         2,043,188
        Change in operating assets and liabilities:
          Accounts receivable ........................................       (3,156,763)       (3,378,846)           98,293
          Prepaid expenses and other receivables .....................           95,824        (1,302,900)          (18,593)
          VAT receivable .............................................          725,348           626,091        (2,611,318)
          Restricted cash ............................................          (94,180)        1,857,437        (1,107,437)
          Accounts payable ...........................................         (990,220)        6,963,313         2,550,093
          Accrued other ..............................................        3,670,059         2,404,151           301,695
          Accrued interest payable ...................................          186,711           195,012           369,751
          Customer deposits and deferred revenue .....................          235,929        (1,531,471)        1,072,682
                                                                          -------------     -------------     -------------
Net cash used in operating activities ................................      (23,580,873)       (9,159,753)       (1,430,791)
                                                                          -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits ........................................................         (250,721)         (343,948)         (207,169)
     Proceeds from sale of available-for-sale securities .............               --                --           246,580
     Purchase of property and equipment, net .........................       (3,012,467)      (13,574,092)       (1,183,735)
     Net cash resulting from (dispositions) acquisitions .............         (262,703)          509,021                --
     Transaction costs included in goodwill ..........................               --          (490,011)               --
     Investments in affiliates .......................................       (1,055,112)      (21,078,995)         (125,130)
                                                                          -------------     -------------     -------------
Net cash used in investing activities ................................       (4,581,003)      (34,978,025)       (1,269,454)
                                                                          -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder repayments (advances) ...............................           96,984                --           (60,920)
     Payments on capital leases ......................................       (2,777,721)       (1,322,780)       (1,656,672)
     Advances (repayments) on notes payable ..........................          335,000          (184,744)               --
     Purchase of call options ........................................               --          (200,000)               --
     Issuance of notes receivable - affiliate ........................          (84,096)         (100,000)               --
     Issuance of debentures ..........................................               --                --         2,040,000
     Issuance of common and preferred stock, net of issuance costs ...        6,524,000        86,670,169                --
                                                                          -------------     -------------     -------------
Net cash provided by financing activities ............................        4,094,167        84,862,645           322,408
                                                                          -------------     -------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................      (24,067,709)       40,724,867        (2,377,837)
CASH AND CASH EQUIVALENTS, beginning of year .........................       40,764,246            39,379         2,417,216
                                                                          -------------     -------------     -------------
CASH AND CASH EQUIVALENTS, end of year ...............................    $  16,696,537     $  40,764,246     $      39,379
                                                                          =============     =============     =============


The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                                                                         For the Year Ended June 30,
                                                                               -----------------------------------------------
                                                                                   2001             2000            1999
                                                                               -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for interest ...............................................    $   1,039,651    $   1,349,592    $     376,000
                                                                               =============    =============    =============
     Cash paid for taxes ..................................................    $          --    $          --    $          --
                                                                               =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases ..........................    $   3,296,103    $   3,951,829    $   4,809,785
                                                                               =============    =============    =============

     Fair value of original issue discount on warrants
        granted pursuant to certain of the debentures .....................    $          --    $          --    $     210,000
                                                                               =============    =============    =============

     Fair value of original issue discount on shares issued in
        connection with debt on July 1, 1998 ..............................    $          --    $          --    $   2,000,000
                                                                               =============    =============    =============

     Goodwill arising from acquisitions settled
        through the issuance of stock .....................................    $          --    $ 115,530,069    $          --
                                                                               =============    =============    =============

     Net assets of subsidiaries acquired through an issue of stock ........    $          --    $     197,169    $          --
                                                                               =============    =============    =============

     Stock issued for settlement of accounts payable ......................    $          --    $   7,888,601    $          --
                                                                               =============    =============    =============

     Stock issued for purchase of equipment and equipment maintenance .....    $          --    $   9,571,070    $          --
                                                                               =============    =============    =============

     Stock issued for purchase of minority interest in affiliates .........    $          --    $   4,177,574    $          --
                                                                               =============    =============    =============

     Conversion of notes receivable to common stock of affiliate ..........    $     184,096    $          --    $          --
                                                                               =============    =============    =============

     Foreclosure on notes receivable from shareholders ....................    $     951,888    $          --    $          --
                                                                               =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF BUSINESS

     (a)  Organization

          Novo Networks, Inc. and subsidiaries ("Novo Networks" or the "Company") is a communication services company providing broadband and voice services over a facilities-based network, which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. The network presently reaches 3 domestic and 3 international cities in North America and Mexico.

          Prior to September 22, 1999, Novo Networks was a publicly held company with no material operations. The Company was formerly known as eVentures Group, Inc. and prior thereto, Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. Novo Networks' common stock began trading on the NASDAQ National Market ("NASDAQ") in November 2000. Subsequent to year end, the Company's operating subsidiaries filed voluntary petitions under chapter 11 of the U.S. Bankruptcy code, described more fully below, and as a result, the NASDAQ halted trading of the Company's common stock on July 30, 2001.

          In September 1999, the Company acquired (i) all of the outstanding shares of AxisTel Communications, Inc. ("AxisTel"); (ii) approximately 66.7% of the outstanding shares of e.Volve Technology Group, Inc. ("e.Volve"); (iii) approximately 17% of the outstanding shares of Gemini Voice Solutions, formerly PhoneFree.com, Inc. ("Gemini"); and
          (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest ("Notes"). In a related transaction, the remaining 33.3% of e.Volve was acquired by the Company in October 1999. All of the acquisitions and the purchase of the Notes were settled through the issuance of 26,827,552 shares of common stock of Novo Networks and are collectively referred to as the "Initial Transaction". Upon completion of the Initial Transaction, approximately 77% of the outstanding common stock of the Company was owned by three shareholders that are affiliated with each other, (the "Major Shareholders"). At June 30, 2001, the Major Shareholders owned approximately 51% of the outstanding common stock of the Company.

          Allocation of consideration given for the assets acquired in the Initial Transaction is as follows:


Purchase of AxisTel on September 22, 1999
      Cost of investment .........................    $ 15,957,319
      Net liabilities acquired ...................        (902,806)
                                                      ------------
      Excess attributed to Goodwill ..............    $ 16,860,125
                                                      ============
Purchase of 1/3 of e.Volve on October 19, 1999
      Cost of investment .........................    $ 11,662,506
      Net assets acquired ........................              --
                                                      ------------
      Excess attributed to Goodwill ..............    $ 11,662,506
                                                      ============

          The above represent the final purchase price allocations. Consideration given was recorded at the fair value of Novo Networks common stock.

          Since Novo Networks had no material operations prior to the September 22, 1999 transaction, the acquisitions of the Major Shareholders' interests were accounted for as a recapitalization of e.Volve. The acquisitions of the remaining 50% of AxisTel and 33% of e.Volve were treated as purchases for accounting purposes. Accordingly, the historical financial statements presented through June 30, 1999 are those of e.Volve only. The financial results for AxisTel are included in the financial statements since September 22, 1999, the date of acquisition. The interests in Gemini and AxisTel contributed by the Major Shareholders' have been included from the date of investment. On March 10, 2000, the Company acquired 100% of Internet Global Services, Inc. ("iGlobal", see Note
          9). On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under chapter 7 of the United States Bankruptcy Code, described below. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000 through April 2, 2001.

     (b)  Bankruptcy Proceedings

          On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code in the Northern District of Dallas due to iGlobal's inability to service its debt obligations, contingent liabilities and the Company's inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the chapter 7 filing, Novo Networks recorded an impairment loss of $62.4 million, the majority of which related to non-cash goodwill recorded in connection with the acquisition of iGlobal (see Note 9).

          Subsequent to year end, six of the Company's subsidiaries, comprising all of Novo Networks' remaining operating subsidiaries, filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code in the federal District of Delaware in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The six subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc., Novo Networks Metro Services, Inc. and Novo Networks Global Services, Inc. (the "Debtors"). The subsidiaries continue to operate and manage their business as debtors-in-possession under chapter 11 of the Bankruptcy Code.

          It is not possible to predict the outcome of either the iGlobal Bankruptcy or the Subsidiaries Bankruptcy cases in general or the effects of such cases on the business of the Company or its Subsidiaries, or on the interests of creditors and stockholders.

          The Debtors have not filed a plan of reorganization, but expect to file one in the near term. No assurance can be given that the Debtors will be successful in reorganizing their affairs within the chapter 11 bankruptcy proceedings. A creditors committee has not yet formed. However, the possibility exists that prior to the approval of the plan of reorganization such a committee could form and challenge the original plan of reorganization.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The above bankruptcy filings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   LIQUIDITY AND CAPITAL RESOURCES

     General

     At June 30, 2001, the Company had consolidated current assets of $22.1 million, including cash and cash equivalents of $16.7 million. The working capital surplus at June 30, 2001 was $6.0 million.

     Historically, the Company has funded its operations primarily through the proceeds of private placements of the Company's common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash have been to fund (i) the expansion of operations; (ii) working capital requirements; (iii) capital expenditures, primarily related to network equipment and capacity; (iv) operating losses; and (v) acquisitions and strategic investments. Due to the lack of stability in the capital markets and the economy's recent downturn, the Company's only source of funding, in the near term, is cash on hand. Furthermore, the Company's principal subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. While the Novo Network's, Inc. has agreed to provide the DIP Facility, the debtors may require additional outside funding if they cannot generate enough cash from operations, which could be difficult to obtain on acceptable terms, if at all. Due to the uncertainty surrounding the Company, management is unable to determine whether cash balances on June 30, 2001 will be sufficient to meet its funding requirements for the upcoming twelve months.

     As a result of the Company's inability to raise sufficient capital to complete the planned build-out of the global broadband network and the continued deterioration and financial difficulties in the telecommunications industry, the Company has taken the following measures in an effort to reduce costs and streamline operations: (i) abandoned the global broadband network rollout, (ii) downsized the workforce to minimal staffing levels, a 85% reduction from the highest staffing level in fiscal 2001, (iii) discontinued the operations of iGlobal (see Note 9), (iv) began measures to discontinue unprofitable telecommunication services and routes, and (v) established a new financial services division to diversify operations.

     The Company's consolidated revenues rely on revenues from the provision of voice services by e.Volve, which typically generate minimal, if any, gross margin. As of the date of this report, e.Volve's only customer is Qwest. While e.Volve hopes to be able to increase the volume of voice traffic, and therefore increase the absolute amount of gross profit from the sale of voice services, the Company has historically not been able to fund its operations from voice services. As a result, during fiscal 2001, the Company recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

     The Company's largest customer, Qwest, accounted for approximately 36% of revenues during fiscal 2001. Subsequent to fiscal 2001, the Company's reliance on Qwest has increased as e.Volve is the Company's only subsidiary substantially generating revenue. The Company has not experienced any material problems in collecting amounts owed by Qwest. The Company anticipates that Qwest will continue to account for the majority of the Company's revenues in the near-term.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Accounting for Ownership in Subsidiaries

     Novo Networks accounts for its ownership interests in subsidiaries under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Novo Networks' voting interest in the subsidiary, as well as Novo Networks' degree of influence over each of the subsidiaries.

     Consolidation. Companies in which Novo Networks directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary's accounts are reflected within Novo Networks' consolidated statements of operations.

     Equity Method. Subsidiaries whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with Novo Networks' holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of each affiliate's operating earnings and losses and the amortization of the Company's net excess investment over its equity in each affiliate's net assets are included in the caption "Equity in loss of affiliates" in the accompanying consolidated statements of operations. At June 30, 2001, the Company had investments in Gemini, Orb and Fonbox that it accounts for using the equity method of accounting.

     Cost Method. Subsidiaries not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, Novo Networks' share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. In certain cases, the Company has representation on the board of directors of the subsidiaries accounted for under the cost method. At June 30, 2001, the Company had investments in Launch Center 39 and Spydre Labs that it accounts for using the cost method of accounting.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2001 cash equivalents totaled $15.8 million and consisted of a money market account. The Company maintains the majority of its cash and cash equivalents with one financial institution.

     Prepaid Expenses

     Prepaid expenses are recorded as assets and expensed in the period in which the related services are received.

     Deposits

     Deposits represent security deposits for facility leases as well as advance payments to vendors for services to be provided.

     Long-lived Assets

     The Company's long-lived assets consist of goodwill and property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. During the year ended June 30, 2001, the Company recorded impairment losses related to goodwill and certain property and equipment totaling $120.5 million. No impairment losses were recorded in fiscal years 2000 and 1999.

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

     Goodwill

     Goodwill arising from the excess of cost over net assets of businesses acquired by the Company (see Notes 1, 4 and 9) is amortized on a straight-line basis over periods ranging from five to ten years. During the fiscal year ended June 30, 2001, the Company recorded impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the September 1999 and October 1999 transactions, the Company wrote-off the remaining goodwill of $24.2 million.

     Accrued Other

     Included in accrued other at June 30, 2001 and 2000 was $4.2 million and $2.7 million of accrued carrier charges, respectively.

     Revenue Recognition

     Revenues for communication services are recorded based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenues until such related services are provided. As of June 30, 2001, deferred revenues were $681,672.

     Internet access subscription service revenues are recognized over the period that services are provided.

     Server collocation service revenues are recognized ratably over the contractual period.

     Foreign Currency Gain or Loss

     The functional currency of a wholly-owned subsidiary formed for the purpose of transacting business in Mexico is the U.S. dollar. However, certain transactions are conducted in Mexican pesos and are remeasured at the time in which the services are rendered to the Company and are settled in U.S. dollars. Foreign currency transaction gains and losses are recognized as incurred in accordance with SFAS No. 52, Foreign Currency Translation. Management does not currently maintain any financial hedges against future fluctuations in the peso to dollar exchange rate.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

     Stock Based Compensation

     The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Entities electing to follow APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

     Earnings Per Share

     SFAS No. 128, "Earnings Per Share" ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for fiscal 2000 also includes 71,513 shares to be issued which were outstanding from March 10, 2000. During fiscal 2001, the Company's management determined the Company did not have an obligation to issue the additional shares, and the 71,513 shares have been removed from the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive, 68,843,290 shares would have been included in the diluted earnings per share calculation for the year ended June 30, 2001. For purposes of computation of EPS, the shares issued for the acquisition of 67% of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire period.

     Fair Value of Financial Instruments

     The carrying value of financial instruments approximated fair value as of June 30, 2001 and 2000 due to either short maturity or terms similar to those available to similar companies in the open market.

     Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company has determined that it operates in one segment.

     Effect of New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS 137, is effective for the Company's fiscal year ended June 30, 2001. The adoption of SFAS No. 133 did not have an effect on the Company's current financial reporting, as the Company does not utilize derivative instruments.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of SAB No. 101 was effective July 1, 2000 and did not materially impact the Company's financial position or results of operations.

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25". FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 was effective July 1, 2000, and did not have a material impact on Novo Networks' financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As of June 30, 2001, the Company did not have any purchased intangibles recorded on its balance sheet, net of accumulated amortization as a result of the impairment loss recorded during fiscal 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on future financial statements.

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

     Reclassifications

     Certain prior year balances have been reclassified to be consistent with fiscal 2001 presentation. These reclassifications have no impact on prior fiscal year net losses.


4.   GOODWILL AND OTHER INTANGIBLES, NET

     During the fiscal year ended June 30, 2001, the Company recorded impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the Initial Transaction, the Company wrote-off the remaining goodwill of $24.2 million.

     At June 30, 2000, goodwill and other intangibles was comprised of the following:


          Goodwill arising from the Initial Transaction
                Conversion of Major Shareholders options in AxisTel .......   $   4,500,000
                Purchase of 50% of AxisTel ................................      12,360,125
                Purchase of 1/3 of e.Volve ................................      11,662,506
          Goodwill arising from the acquisition of iGlobal ................      87,446,044
                                                                              -------------
                                                                                115,968,675
          Less:  Accumulated amortization .................................      (7,513,941)
          Other, net ......................................................         184,752
                                                                              -------------
                                                                              $ 108,639,486
                                                                              =============

5.   VAT RECEIVABLE

     VAT is a tax similar in nature to a sales and/or use tax. VAT is assessed by vendors operating in foreign countries, specifically Mexico. The tax is paid by the Company directly to the assessing vendor who remits the tax to the Mexican Taxing Authority ("MTA"). Based on an injunction received from the MTA, the Company is exempt from incurring this tax. As of June 30, 2001 and 2000, VAT receivable consists of amounts due from either the assessing vendor or MTA (as applicable).


6.   RESTRICTED CASH

     Restricted cash at June 30, 2001 represents one certificate of deposit (including accrued interest) that serves as collateral for a letter of credit in the amount of $75,000. As of June 30, 2001, no amounts were drawn down on such letter of credit. At June 30, 2000, restricted cash represents amounts received pursuant to a pending insurance claim related to iGlobal's assets.


7.   PROPERTY AND EQUIPMENT

     During the fourth quarter of fiscal 2001, the Company made the decision to no longer transmit traffic for certain of its domestic and international routes, which were determined to be unprofitable, or low margin routes. As a result, certain network assets identified to be phased out of operations, were determined to be impaired. The Company recorded an impairment loss totaling $22.3 million during fiscal 2001 relating to such property and equipment.

     Property and equipment consists of the following:


                                                                                        June 30,
                                                                 Useful       ----------------------------
                                                                  Life            2001            2000
                                                              ------------    ------------    ------------
          Leasehold improvements ...........................      2-10 Yrs.   $    413,703    $  1,557,040
          IRU fiber optic circuit ..........................        20 Yrs       3,405,379      15,365,000
          Other network equipment ..........................       3-5 Yrs.      3,516,539       7,314,911
          Furniture and fixtures ...........................       3-7 Yrs         959,012       1,075,176
                                                                              ------------    ------------
                                                                                 8,294,633      25,312,127
          Accumulated depreciation and amortization ........................    (2,595,056)     (1,018,835)
                                                                              ------------    ------------
                                                                              $  5,699,577    $ 24,293,292
                                                                              ============    ============


     During the years ended June 30, 2001, 2000 and 1999, depreciation and amortization expense totaled $4,911,582, $2,493,918 and $957,966, respectively.

     Network equipment under capital leases at June 30, 2001 and June 30, 2000 had a cost of $8,444,957 and $13,322,232, respectively and accumulated amortization of $4,040,370 and $2,196,404, respectively. The decrease in fiscal 2001 cost is attributable to a $6,175,701 impairment loss. See Note 12 for disclosure of collective lease terms.


8.   INVESTMENTS IN AFFILIATES

     The Company has minority investments in development stage Internet and communications companies. The company accounts for the majority of its investments using the equity method. During the fiscal years ended June 30, 2001, 2000 and 1999, the Company recorded equity losses totaling $9.0 million, $5.2 million and $33,766 respectively.

     Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $10.8 million was recorded during fiscal 2001. For those investments in affiliates, which have been impaired completely, the Company will cease recording its share of losses incurred by the investee.

     Investments in Affiliates consists of the following at June 30, 2001 and 2000:


                                                                                                         BALANCE AT JUNE 30,
                                                              % OWNERSHIP *            ACCOUNTING    ---------------------------
               ACCOUNTING COMPANY NAME                   COMMON         PREFERRED        METHOD          2001           2000
      ---------------------------------------------   ----------------------------    ------------   ------------   ------------
      Gemini Voice Solutions (f/k/a PhoneFree) ....           17.2%           31.7%   Equity         $  1,617,161   $ 11,897,831
      ORB Communications & Marketing, Inc .........           19.0%          100.0%   Equity            2,772,614      7,713,650
      FonBox, Inc .................................           14.0%           50.0%   Equity                   --      2,034,632
      Launch Center 39 ("LC39") ...................            0.0%            2.1%   Cost                386,997      1,000,000
      Televant, Inc. (d/b/a CallRewards) ..........            0.0%            0.0%   Equity                   --        727,077
      Spydre Labs .................................            5.0%            0.0%   Cost                     --             --
                                                                                                     ------------   ------------
                                                                                                     $  4,776,772   $ 23,373,190
                                                                                                     ============   ============


     * The percentage ownership reflects Novo Networks' ownership percentage at June 30, 2001.


     At June 30, 2000, Gemini met the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act. Summarized financial information for Gemini after the elimination of any intercompany transactions with Novo Networks as of and for the six-months ended June 30, 2000 is as follows:


          Financial position information:
               Current assets ...................................   $ 29,004,063
               Non-current assets ...............................      1,275,861
               Current liabilities ..............................      5,397,169
               Non-current liabilities ..........................             --
               Net assets .......................................     24,882,755
          Income statement information:
               Gross revenues ...................................        424,185
               Gross profit .....................................         74,371
               Loss from operations .............................    (22,447,167)
               Net loss .........................................    (22,698,298)

               Novo Networks' equity in Gemini's net loss .......   $ (4,067,078)


     At June 30, 2001, Gemini no longer met the criteria for a "significant subsidiary".


9.   ACQUISITION AND DISPOSAL OF IGLOBAL

     On March 10, 2000, the Company issued an aggregate of 2,551,087 shares of common stock to the stockholders of iGlobal in exchange for all of the outstanding voting securities of iGlobal. In connection therewith, a total of 385,876 warrants and 580,678 options to purchase shares of common stock of iGlobal were converted into an aggregate of 139,378 warrants and 209,732 options to purchase shares of

     Novo Networks' common stock pursuant to the terms of each agreement. Allocation of consideration given for the purchase of 100% of iGlobal is as follows:



Cost of investment ...............................    $ 85,352,404
Add: Net liabilities acquired ....................       1,655,034
                                                      ------------
Excess attributed to goodwill ....................    $ 87,007,438
Less: Value attributed to shares not issued ......      (2,073,877)*
                                                      ------------
Adjusted excess attributed to goodwill ...........      84,933,561
                                                      ============



          * The value of 71,513 shares to be issued was initially included in the cost of the investment. During fiscal 2001, it was determined that iGlobal did not meet the required performance criteria and the shares were not issued.

     In addition to the amounts presented above, the Company incurred $438,606 in transaction costs, which were capitalized in Goodwill.

     In March 2001, the Company made the decision to dispose of its investment in iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under chapter 7 of the United States Bankruptcy Code. All of iGlobal's product offerings have been discontinued or abandoned. As a result of the disposition, the Company recorded an impairment loss of $62.4 million during the year related to non-cash goodwill recorded in connection with the initial acquisition of iGlobal. The Company no longer controls the operations of iGlobal and, accordingly, has not included the accounts of iGlobal in its consolidated balance sheet. The iGlobal results of operations have been included from March 10, 2000, the date of acquisition, through April 2, 2001. As a result of the disposition, the Company eliminated $3.7 million in assets excluding goodwill and $9.1 million in liabilities from its consolidated balance sheet. The Company believes it has no further liabilities or contingencies resulting from the iGlobal disposition.

     The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of each of the fiscal periods presented:


                                                            For the Year
                                                            Ended June 30,
                                                    -------------------------------
                                                        2001               2000
                                                    -------------     -------------
Revenues .......................................    $  70,708,197     $  54,877,483
Loss from operations, before
      other (income) expense ...................    $(172,005,844)    $(104,843,692)
Net loss available to common shareholders ......    $(183,616,089)    $(120,237,852)
Net loss per share - (basic and diluted) .......    $       (3.52)    $       (3.10)
                                                    =============     =============



10.  REORGANIZATION AND RESTRUCTURING CHARGE

     In October 2000, the Company began execution of a plan to consolidate the assets, network and management of its wholly owned operating subsidiaries into a single broadband network and communication services company. The plan had a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. The Company recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000. Amounts not utilized for their intended purpose of $0.4 million have been reversed to operating expense as of June 30, 2001.

     The restructuring charge, net of reversals, of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million, (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and non-cash charges of $2.4 million, primarily for the write-down of impaired assets and the intrinsic value of stock options granted to a former employee as part of his separation agreement. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of retail Internet access services.

     A summary of the completed and planned reorganization and restructuring activities follows:



                                         REORGANIZATION        FISCAL          BALANCE AT
                                               AND              2001             JUNE 30,
                                          RESTRUCTURING      UTILIZATION          2001
                                         --------------     -------------     -------------
Personnel severance                       $   1,487,543     $  (1,487,543)    $          --
Property, plant & equipment                   1,374,498        (1,374,498)               --
Abandonment of leased facilities                646,389          (220,092)          426,297
Discontinuation and divestiture of
     retail Internet access operations          390,226          (390,226)               --
                                          -------------     -------------     -------------
                                          $   3,898,656     $  (3,472,359)    $     426,297
                                          =============     =============     =============

11.  NOTES PAYABLE

     Notes payable at June 30, 2000 represent iGlobal debt obligations. As a result of management's decision to abandon iGlobal's operations, the accounts of iGlobal, including notes payable, have not been included in the accompanying consolidated balance sheet of the Company as of June 30, 2001 (see Note 9).

     iGlobal had a credit facility with Cisco Systems Credit Corporation for $12,000,000 with interest payable quarterly at a spread of 600 basis points above the three-month London Interbank Offering Rate. The outstanding principal balance at June 30, 2000 was $3,669,488. Also included in Notes Payable at June 30, 2000 was an unsecured promissory note with a former officer of iGlobal in the amount of $245,000 bearing interest at 6.5% payable monthly.


12.  OBLIGATIONS UNDER CAPITAL LEASES

     The Company is a lessee under certain non-cancelable capital leases, which are secured by certain property and equipment (see Note 7). Terms of the leases call for monthly payments ranging from $479 to $89,211, including implicit rates ranging from 6.5% to 13.7% per annum. Future minimum lease payments under capital leases are as follows:

For the year ended June 30,
2002 ........................................    $ 4,547,464
2003 ........................................      2,965,420
2004 ........................................      2,164,183
2005 ........................................        617,011
2006 ........................................             --
                                                 -----------
                                                  10,294,078
Amount representing interest ................      1,428,380
                                                 -----------
Present value ...............................      8,865,698
Capital leases, current portion .............      3,676,604
                                                 -----------
Capital leases, net of current portion ......    $ 5,189,094
                                                 ===========

     Novo Networks, Inc. has guaranteed certain of its subsidiaries non-cancelable capital lease commitments which totaled $3.6 million at June 30, 2001. The full liability is included in the amounts detailed above.


13.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is a lessee under certain non-cancelable operating leases. Terms of the leases call for monthly payments ranging from $2,200 to $36,375. During the years ended June 30, 2001, 2000 and 1999, the Company incurred rental expense of $3,265,661, $2,574,896 and $4,555,513, respectively, pursuant to the operating leases detailed below. Future minimum lease payments under these non-cancelable operating leases are as follows:


For the year ended June 30,
2002 ........................................    $2,631,289
2003 ........................................     1,208,844
2004 ........................................       865,455
2005 ........................................       830,741
2006 ........................................       705,511
Thereafter ..................................     3,544,260
                                                 ----------
                                                 $9,786,100
                                                 ==========


     Novo Networks, Inc. has guaranteed certain of its subsidiaries non-cancelable operating lease commitments totaling $2.3 million at June 30, 2001. This amount has been included in the future minimum lease commitments shown above.

     Litigation

     On July 30, 2001, the Company's principal Subsidiaries, including e.Volve and AxisTel, filed voluntary petitions under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (In re Axistel Communications, Inc., et. al. Case No. 01-10005 (RJN), jointly administered). On September 14, 2001, NNMS filed a voluntary petition under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (In re Novo Networks Metro Services, Inc., Case No. 01-10466 (RJN)). The Company's Subsidiaries are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

     On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code in the Northern District of Texas (In re Internet Global Services, Inc., Case No. 01-42383-MT-7).

     On May 16, 2001, Wholesale Telecom Corporation ("WTC") filed suit against Novo Networks International Services, Inc. ("NNIS"), an indirect wholly-owned subsidiary of the Company, in the United States District Court for the Southern District of Florida for fraud, breach of contract, fraud in the inducement, and specific performance in connection with an agreement for the provision of services by NNIS to WTC. In its complaint, WTC seeks to recover from NNIS compensatory damages in excess of $500,000 and punitive damages in excess of $50,000,000. WTC alleges that NNIS failed to provide reliable and fully-protected circuits. Accordingly, WTC has refused to pay NNIS for certain services. NNIS repeatedly attempted to address WTC's concerns. However, when WTC persisted in its refusal to pay even undisputed amounts, NNIS suspended services. WTC responded by commencing this litigation. NNIS has filed a motion to dismiss the federal court case based on a mandatory arbitration provision in the agreement between NNIS and WTC governing the terms and conditions of services. NNIS intends to vigorously defend against WTC's claims and seek all relief to which it may entitled, including, without limitation, the recovery of all amounts owed for services rendered, pursuant to the applicable rules of the American Arbitration Association.

     On May 10, 2001, e.Volve appealed the judgment of the United States District Court for the District of Nevada in favor of Eltrax and against Orix Systems and e.Volve in an amount equal to $381,802 plus interest at the rate of 10.5% from February 19, 1998, to the date of judgment, and post-judgment interest thereafter to the United States District Court of Appeals for the Ninth Circuit. e.Volve intends to vigorously pursue its rights throughout the appellate process.

     The Company and its Subsidiaries are involved in other legal proceedings from time to time, including those described above of which management believes, if decided adversely to the Company or its Subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of the Company.

     All legal proceedings commenced against the Debtors prior to the petition date have been suspended in accordance with the automatic stay provisions of the Bankruptcy Code.

     Employment Agreements

     The Company has entered into multi-year employment agreements or management contracts with seven of its senior executives. These agreements mature at various times through April 2003 and provide for annual salaries ranging between $150,000 and $200,000. In addition, certain of these employees were granted options to purchase Novo Networks' common stock. These options, if exercised, would represent the right to purchase 8,310,000 shares of common stock at various exercise prices ranging from $2.50 to $28.50 per option.

     Telecommunication Assessments

     Federal Excise Tax

     Under Federal law, common carriers are required to collect and remit a 3% excise tax on revenues generated from the sale of defined telecommunications services, other than sales of telecommunications services made on a wholesale basis to other common carriers or to other entities that are exempt from such tax. As of June 30, 2001 and 2000, the Company had accrued approximately $650,000 and $278,000, respectively, related to its commitment for excise tax. However, the Company has not remitted such amounts or filed the related forms. Management believes that it may be subject to fines and penalties for such compliance failures, but has not provided reserves in the accompanying financial statements for such contingency on the basis that it is unable to make a reasonable estimate of such amount. The ultimate resolution of this matter may have a material adverse effect on the Company's financial position and results of operations.

     Universal Service Fund ("USF") Assessments

     Similarly, the Company has not filed Federal Communication Commission ("FCC") Form 499 (Telecommunication Reporting Worksheet). The FCC uses information provided on Form 499 to assess USF fees required to be paid by common carriers. As a result, the Company has not received any notice of USF assessment from the FCC. Even in the event of an assessment by the FCC, uncertainty exists as to the characterization of the Company's telephony services under the FCC rules and regulations. Some or all of the Company's telephony services may be deemed to be "enhanced services," for which USF assessment are not required. No determination has been made as to the nature of the Company's telephony services for FCC purposes. As of June 30, 2001 and 2000, the Company had accrued approximately $297,000 and $116,000, respectively, related to USF assessments. Management believes that it may be subject to fines and penalties for compliance failures, but has not provided reserves in the accompanying financial statements for such contingency on the basis that it is unable to make a reasonable estimate of such amount. The ultimate resolution of this matter may have a material adverse effect on the Company's financial position and results of operations.

14.  CUSTOMER AND VENDOR CONCENTRATIONS

     The Company has concentrations of credit risk related to customers, and vendors as follows:

     Customer Concentrations

     During fiscal 2001 and fiscal 2000, sales to Qwest represented 36% and 68% of total revenues, respectively. No other customer represented greater than 10% of total revenues during fiscal 2001 and fiscal 2000. As of June 30, 2001, Novo Networks had a receivable of $457,433 due from Qwest.

     During fiscal 1999, revenues from Qwest, RSL Communications, Inc. and Star Communication, Inc. represented 65%, 18%, and 16% of the Company's total revenues.

     Vendor Concentrations

     During fiscal 2001, the Company purchased 43% of its carrier and termination costs from three major vendors. During fiscal 2000, the Company purchased 55% of its carrier and termination costs from two major vendors. During fiscal 1999, the Company purchased 92% of its carrier and termination costs from one major vendor.


15.  INCOME TAXES

     There is no provision for income tax expense since the Company incurred net losses for all periods presented. At June 30, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $69.3 million. The NOLs expire in years through 2020.

     NOL's generated from operations prior to the Initial Transaction may be limited due to limitations on the annual amount of NOLs which can be utilized if certain changes in ownership occur.

     Deferred tax assets and liabilities for fiscal 2001 and fiscal 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at June 30, 2001 and June 30, 2000 are as follows:


                                                                             2001            2000
                                                                         ------------    ------------
          Deferred tax assets:
                Net operating loss carryforwards .....................   $ 25,662,120    $ 12,646,085
                Accrued expenses .....................................        672,340         327,080
                Accounts receivable reserves .........................      1,871,286         339,811
                Investment basis difference ..........................      6,515,973       1,919,160
                Fixed asset impairment ...............................      8,851,381              --
                                                                         ------------    ------------
                           Total gross deferred tax assets ...........     43,573,100      15,232,136
                Less valuation allowance .............................    (40,724,151)    (14,312,505)
                                                                         ------------    ------------
                           Net deferred tax assets ...................      2,848,949         919,631
                                                                         ------------    ------------

          Deferred tax liabilities:
                Accelerated depreciation .............................      2,848,949         851,272
                Other ................................................             --          68,359
                                                                         ------------    ------------
                           Total gross deferred tax liabilities ......      2,848,949         919,631
                                                                         ------------    ------------

                           Net deferred tax assets ...................   $         --    $         --
                                                                         ============    ============


     Net deferred tax assets at June 30, 2001 and June 30, 2000 have been fully offset by valuation allowances as it is more likely than not that the Company will not ultimately realize any benefits resulting from such NOLs. Deferred tax assets resulting from net operating losses include $3,445,046 relating to NOLs the company acquired through acquisitions.

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:


                                                    2001                           2000                           1999
                                         --------------------------     --------------------------     --------------------------
Statutory federal income tax benefit .   $ 64,605,262            35%    $ 11,856,545            35%    $  1,741,102            34%
State tax rate, net of federal benefit      3,691,729             2%         677,517             2%              --            --
Non-deductible expense ...............    (43,167,691)          (23)%     (3,902,583)          (11)%             --            --
Other ................................      1,282,346             1%       3,455,046            10%              --            --
Increase in valuation allowance ......    (26,411,646)          (15)%    (12,086,525)          (36)%     (1,741,102)          (34)%
                                         ------------    ----------     ------------    ----------     ------------    ----------
Effective rate, net ..................   $         --            --               --    $       --               --    $       --
                                         ============    ==========     ============    ==========     ============    ==========



16.  STOCKHOLDERS' EQUITY (DEFICIT)

     As of June 30, 2001, pursuant to the Amendment to the Amended and Restated Certificate of Incorporation of Novo Networks, Inc. dated November 13, 2000, the Company is authorized to issue 225,000,000 shares, consisting of
     (i) 200,000,000 shares of Common Stock, par value $0.00002 per share, and
     (ii) 25,000,000 shares of Preferred Stock, par value $0.00002 per share. As of June 30, 2000, the Company is authorized to issue 80,000,000 shares, consisting of (i) 75,000,000 shares of Common Stock, par value $0.00002 per share, and (ii) 5,000,000 shares of Preferred Stock, par value $0.00002 per share.

     Common Stock

     At June 30, 2001, the Company had 52,323,701 shares of Common Stock issued and outstanding. Subsequent to year end the Company announced plans to effect a 1-for-7 reverse stock split, which if enacted would result in 7,474,814 shares outstanding.

     The Company has been notified by the Nasdaq that it has concerns related to the Company's ability to satisfy the minimum listing requirements, specifically a share price above $1 per share, and the Subsidiaries bankruptcy, and on July 30, 2001 it temporarily suspended the trading of the Company's common stock pending satisfactory resolution of its concerns. Management has proposed a 1-for-7 reverse stock split to address the concerns of the Nasdaq but has not yet effected such split.

     Preferred Stock

     The board of directors is authorized to establish and designate series of Preferred Stock, to fix the number of shares constituting each series, and to fix the designations and the preferences, limitations, and relative rights, including voting rights, of the shares of each series. As of June 30, 2001, the Company's board of directors had designated four series of Preferred Stock consisting of the following:

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

         Series C Convertible Preferred Stock ($.00002 par value, 30,000 shares authorized, 14,570 shares issued and outstanding) Holders of Series C Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series C Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A and Series B Convertible Preferred Stock.

              15,570 shares of Series C Convertible Preferred Stock were issued in a series of transactions closed between January 6 and February 10, 2000 to 8 accredited investors, at a price of $1,000 per share. The shares are convertible into Common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. During fiscal 2001, 1,000 shares were converted into 55,866 shares of Novo Networks common stock.

         Series D Convertible Preferred Stock (50,000 shares authorized, 7,325 shares issued and outstanding) The par value of shares of Series D Convertible Preferred Stock is $0.00002 with a liquidation value of $1,000 per share. Holders of Series D Convertible Preferred Stock are entitled to vote on all matters to be voted on by the Company's stockholders. Each share of Series D Stock shall have one vote for each share of Common Stock into which it may be converted.

              On December 5, 2000, the Company issued 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of the Company's common stock for approximately $7.0 million in cash and a minority interest in a private communications company. The shares of Series D Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $7.00 per share. The Company has assigned no value to the minority interest received in this transaction, and has treated the issuance of the 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of common stock as a single transaction. During fiscal 2001 an additional 325 shares of Series D Convertible Preferred Stock were issued for payment of dividends.

     As a result of the beneficial conversion rates applied to the Series B, Series C and Series D Preferred Stock, the Company recorded an imputed non-cash preferred dividend totaling $2,299,750 and $10,407,954 in fiscal year 2001 and fiscal 2000, respectively.

     Stock Options

     On September 22, 1999 as part of the Agreement and Plan of Reorganization entered into in connection with the Initial Transaction (see Note 1), the Company adopted a new share option plan, the 1999 Omnibus Securities Plan, (the "1999 Plan") for its employees, officers, directors and consultants. The share option plans of e.Volve and AxisTel were terminated. The 1999 Plan provides for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by the Company's board of directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the Plan is 15% of the total outstanding common stock, provided that no more than 4 million options can be "incentive" stock options. Additionally, during fiscal 2000 the Company issued options outside of the 1999 Plan.

     In December 2000, the Company adopted a new share option plan, the 2001 Equity Incentive Plan, (the "2001 Plan") for its employees and officers. The 2001 Plan provides for the grant of a maximum of 12,000,000 incentive stock options that expire no later than ten years after the date the stock option is granted. A summary of activity for the year ended June 30, 2001 is presented below:


                                                   2001 PLAN            1999 PLAN            NON-PLAN            e.VOLVE PLAN
                                             --------------------  -------------------  -------------------  --------------------
                                                         WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                                         AVERAGE              AVERAGE              AVERAGE               AVERAGE
                                               NUMBER    EXERCISE   NUMBER    EXERCISE   NUMBER    EXERCISE   NUMBER    EXERCISE
                                              OF SHARES   PRICE    OF SHARES   PRICE    OF SHARES   PRICE    OF SHARES    PRICE
                                             ----------  --------  ---------  --------  ---------  --------  ---------  ---------
Options Outstanding at June 30, 1998 ......          --  $     --         --  $     --         --  $     --         --  $      --
Options Granted
     At Fair Market Value .................          --        --         --        --         --        --        780   3,274.04
     Below Fair Market Value ..............          --        --         --        --         --        --         --         --
Options Exercised .........................          --        --         --        --         --        --         --         --
Options Cancelled .........................          --        --         --        --         --        --         --         --
                                             ----------            ---------            ---------            ---------
Options Outstanding at June 30, 1999 ......          --  $     --         --  $     --         --  $     --        780  $3,274.04
                                             ==========  ========  =========  ========  =========  ========  =========  =========

Options exercisable at June 30, 1999 ......          --  $     --         --  $     --         --  $     --        436  $3,665.41
                                             ==========  ========  =========  ========  =========  ========  =========  =========

Weighted average fair value of
     options granted during fiscal 1999 ...              $     --             $     --             $     --             $3,274.04
                                                         ========             ========             ========             =========

Options Granted
     At Fair Market Value .................          --  $     --  3,282,997  $  15.34  9,493,000  $  22.89         --  $      --
     Below Fair Market Value ..............          --        --    766,666      8.13    191,574     12.00         --         --
Options Exercised .........................          --        --         --        --         --        --         --         --
Options Cancelled .........................          --        --         --        --         --        --        780   3,274.04
                                             ----------            ---------            ---------            ---------
Options Outstanding at June 30, 2000 ......          --  $     --  4,049,663  $  13.98  9,684,574  $  22.68         --  $      --
                                             ==========  ========  =========  ========  =========  ========  =========  =========

Options exercisable at June 30, 2000 ......          --  $     --    450,000  $  11.50         --  $     --         --  $      --
                                             ==========  ========  =========  ========  =========  ========  =========  =========

Weighted average fair value of
     options granted during fiscal 2000 ...              $     --             $   8.14             $  17.66             $      --
                                                         ========             ========             ========             =========

Options Granted
     At Fair Market Value .................  10,227,163  $   4.63  1,138,499  $   8.69         --  $     --         --  $      --
     Below Fair Market Value ..............          --        --         --        --         --        --         --         --
Options Exercised .........................          --        --         --        --         --        --         --         --
Options Cancelled .........................   3,281,038      4.63  1,874,997      4.66  3,430,667     23.00         --         --
                                             ----------            ---------            ---------            ---------
Options Outstanding at June 30, 2001 ......   6,946,125  $   4.63  3,313,165  $  13.24  6,253,907  $  22.50         --  $      --
                                             ==========  ========  =========  ========  =========  ========  =========  =========

Options exercisable at June 30, 2001 ......   4,644,625  $   4.63  1,720,163  $  11.97  4,519,858  $  22.77         --  $      --
                                             ==========  ========  =========  ========  =========  ========  =========  =========

Weighted average fair value of
     options granted during fiscal 2001 ...              $   4.62             $   4.84             $     --             $      --
                                                         ========             ========             ========             =========

     At June 30, 2001, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:



                                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                               ----------------------------------------------         ----------------------------
                                                                  WEIGHTED       WEIGHTED                               WEIGHTED
                                                 NUMBER           AVERAGE        AVERAGE                NUMBER          AVERAGE
                       OPTION PRICE                OF             EXERCISE       REMAINING                OF            EXERCISE
                          RANGE                  SHARES            PRICE     CONTRACTUAL LIFE           SHARES           PRICE
                     ----------------          ---------        -----------  ----------------         -----------    -------------

2001 PLAN            $ 2.50 to $ 5.00          6,946,125           $ 4.63        9.54 years             4,644,625           $ 4.63

1999 PLAN            $ 2.50 to $ 5.00            546,832           $ 3.96        9.37 years               191,666           $ 2.50
                     $ 5.01 to $10.00          1,808,333           $ 9.77        8.25 years             1,208,331           $10.00
                     $10.01 to $15.00             78,500           $14.87        8.40 years                28,500           $14.63
                     $15.01 to $20.00            204,500           $17.84        9.04 years                66,667           $17.88
                     $25.01 to $30.00            675,000           $28.50        8.72 years               224,999           $28.50

NON-PLAN             $10.01 to $15.00            191,574           $12.00        8.70 years                63,858           $12.00
                     $15.01 to $20.00            200,000           $18.00        8.80 years                66,667           $18.00
                     $20.01 to $25.00          5,862,333           $23.00        8.77 years             4,389,333           $23.00



     The Company follows APB 25 in accounting for its stock options, and, accordingly, in fiscal 2000, recorded deferred compensation of $3,311,250 equal to the intrinsic value of options granted to employees that had an exercise price lower than the market price of the underlying stock on the day of the grant. The deferred compensation is being amortized over the related vesting periods and the amortization is included in selling, general and administrative expenses in the statement of operations. During fiscal 2001 and fiscal 2000 amortization of deferred compensation totaled $835,041 and $2,036,771, respectively. At June 30, 2001 the Company had $439,438 in remaining deferred compensation.

     The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock Based Compensation." SFAS 123 requires pro forma information be presented as if the Company had accounted for the stock options granted during fiscal 2001, 2000 and 1999 using the fair value method. The fair value for these options was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            FISCAL     FISCAL      FISCAL
                                                             2001       2000        1999
                                                           --------   --------    --------
Expected volatility.....................................      280.0%      60.0%       0.0%
Risk-free interest rate.................................        4.5%       6.1%   5.1-5.4%
Dividend yield..........................................        0.0%       0.0%       0.0%
Expected life (years)...................................        8.2        8.3        5.0


     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information relative to the 2001 Plan and 1999 Plan is as follows:

PRO FORMA NET LOSS                                                          FISCAL 2001        FISCAL 2000
                                                                           --------------     -------------
     Net loss available to common shareholders as reported...............  $ (183,864,344)    $ (44,283,794)
     Additional compensation expense under SFAS 123......................     (75,372,825)      (17,471,952)
                                                                           --------------     -------------
     Net loss available to common shareholders, pro forma................  $ (259,237,169)    $ (61,755,746)
                                                                           ==============     =============

     Net loss per share, pro forma.......................................  $        (4.96)    $       (1.64)
     Net loss per share, basic and diluted, as reported..................  $        (3.52)    $       (1.14)


     The share option plan of e.Volve was terminated as part of the Agreement and Plan of Reorganization entered into in connection with the Initial Transaction (see Note 1). The pro forma information relative to the options outstanding pursuant to e.Volve's share option plan at June 30, 1999 is as follows:

PRO FORMA NET LOSS                                                        FISCAL 1999
                                                                         ------------
     Net loss available to common shareholders as reported............   $ (5,120,887)
     Additional compensation expense under SFAS 123...................       (453,000)
                                                                         ------------
     Net loss available to common shareholders, pro forma.............   $ (5,573,887)
                                                                         ============

     Net loss per share, pro forma....................................   $      (0.49)
     Net loss per share, basic and diluted, as reported...............   $      (0.45)

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

     Warrants and Options Issued in Connection with the iGlobal Acquisition

     In connection with the iGlobal acquisition on March 10, 2000, the Company issued 139,378 warrants to purchase shares of common stock of the Company to holders of iGlobal warrants. The warrants have exercise prices of $0.01384 and $9.6899 and expire in fiscal years 2004 through 2006. The fair value of the warrants on March 10, 2000 of $3,829,325 has been included in the initial cost of the iGlobal acquisition. Additionally, the Company issued 209,732 options to purchase Novo Networks stock in exchange for fully vested options of iGlobal. The fair value of the options on March 10, 2000 of $5,467,561 has also been included in the initial cost of the iGlobal acquisition. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model.

     Call Options

     During fiscal 2000, Novo Networks entered into Issuer Stock Option Agreements ("Call Options") with two senior officers of the Company. The Call Options grant Novo Networks the option to acquire a combined 700,000 shares of common stock of the Company at exercise prices of $15 to $20 per share based on the date exercised. The Call Options expire in September 2001. The Company has accounted for the purchase of the Call Options as an equity instrument and, accordingly, recorded a reduction to additional paid in capital of $200,000, the combined purchase price of the call options.

17.  RELATED PARTY TRANSACTIONS

     Sales to Affiliates

     During fiscal 2001 and fiscal 2000 sales to Gemini totaled $140,143 and $155,461, respectively. Sales to ICT during fiscal 2000 totaled $47,225. Such transactions occurred in the normal course of business.

     Administrative Expenses

     In September 1999, the Company entered into a Management Services Agreement with HW Partners to perform various operational and administrative services for eVentures. Barrett Wissman, Novo Networks' President, is the sole manager of HW Partners. Novo Networks incurred $105,525 in expense pursuant to this agreement during fiscal 2000.

     In February 2000, the Company paid a former majority shareholder of e.Volve $105,000 for consulting services.

     During the year ended June 30, 1999, the Company shared office space, payroll and certain other administrative expenses with a related party. The Company paid $156,597 for the year ended June 30, 1999 with respect to such expenses.

     Notes Receivable From Shareholders

     In March 2000, 15 employees of iGlobal exercised 524,436 options to purchase common stock of iGlobal by the use of a note payable to iGlobal. At June 30, 2000, the aggregate notes receivable totaled $1,048,872. The notes receivable bore interest at 8.5%, were secured by the common stock of Novo Networks received in the acquisition (189,426 common shares), and were due on April 15, 2001. During fiscal 2001, Novo Networks collected $96,984 in principal from one former iGlobal employee and foreclose on the remaining $951,888, representing 171,911 shares of Novo Networks common stock.

     Notes Receivable From Affiliate

     In June 2000, Novo Networks advanced $100,000 to CallRewards pursuant to two promissory notes. During fiscal 2001, the Company advanced an additional $84,096. As a result of CallRewards merging with a subsidiary of Gemini in September 2000, these notes were converted into 103,340 additional shares of Gemini common stock.

     Equipment Purchase

     On April 3, 2000, in connection with the relocation of Novo Networks' corporate offices and the employment of Jeffrey A. Marcus, Thomas P. McMillin, Daniel J. Wilson and Chad E. Coben, the Company entered into a letter agreement with each of these individuals that required Novo Networks to reimburse Marcus & Partners (an affiliate of these individuals) for certain leasehold improvements, fixtures and other costs associated with the finish out of Novo Networks' new offices. The total payment pursuant to this letter agreement was $1.5 million, representing the actual costs paid by Marcus & Partners for such items.

18.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited summary data relating to the Company's results of operations for each quarter of the fiscal years ended June 30, 2001 and 2000 (in thousands, except per share data):

                                                                     FOR THE YEAR ENDED JUNE 30, 2001
                                                   ------------------------------------------------------------------
                                                   First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                   -------------    --------------    -------------    --------------
Revenues .......................................   $  18,597,027    $   20,593,654    $  19,749,715    $   13,091,158
Gross profit (loss) ............................   $   1,255,695    $      (99,139)   $     504,918    $     (437,409)
Loss from operations before
  other income and expense .....................   $ (12,356,818)   $  (18,756,695)   $(125,133,484)   $  (16,224,528)
Net loss .......................................   $ (16,193,938)   $  (22,294,775)   $(127,280,871)   $  (18,094,760)
Net loss per share (basic and diluted) .........   $       (0.31)   $        (0.43)   $       (2.43)   $        (0.35)
Avg. shares outstanding (basic and diluted) ....      51,989,562        52,121,108       52,462,631        52,323,701

---------------------------------------------------------------------------------------------------------------------

                                                                           FOR THE YEAR ENDED JUNE 30, 2000
                                                        ------------------------------------------------------------------
                                                        First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                        -------------    --------------    -------------    --------------
Revenues..............................................  $  8,675,719     $   13,986,119    $  16,308,494    $   16,383,698
Gross (loss) profit...................................  $    (53,801)    $      955,857    $     908,189    $    1,887,769
Loss from operations before
  other income and expense............................  $ (1,869,833)    $   (7,582,919)   $  (6,029,949)   $  (13,298,876)
Net loss..............................................  $ (3,312,319)    $   (8,802,914)   $ (17,817,987)   $  (14,350,574)
Net loss per share (basic and diluted)................  $      (0.20)    $        (0.20)   $       (0.38)   $        (0.36)
Avg. shares outstanding (basic and diluted)...........    16,547,331         44,309,461       46,512,853        39,862,706

---------------------------------------------------------------------------------------------------------------------


                                                                                       FOR THE YEAR ENDED JUNE 30, 1999
                                                          ------------------------------------------------------------------
                                                          First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                          -------------    --------------    -------------    --------------
Revenues................................................  $   4,205,662    $    8,808,038    $   7,979,792    $    6,254,781
Gross profit (loss).....................................  $     710,075    $    2,558,021    $   1,837,641    $   (1,169,048)
(Loss) income from operations before
  other income and expense..............................  $    (878,451)   $      704,200    $     (19,256)   $   (3,079,500)
Net (loss) income.......................................  $  (1,254,070)   $      353,161    $    (432,833)   $   (3,787,145)
Net (loss) income per share (basic and diluted).........  $       (0.11)   $         0.03    $       (0.04)   $        (0.33)
Avg. shares outstanding (basic and diluted)..............     11,365,614        11,365,614       11,365,614       11,365,614


19.  PRO FORMA FINANCIAL DATA (UNAUDITED)

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

     Set forth below is the Company's unaudited pro forma condensed statement of operations for the fiscal years ended June 30, 2000 and 1999 as though the above transactions had occurred on July 1, 1998:

                                                          For the Year Ended June 30,
                                                        ------------------------------
                                                            2000             1999
                                                        -------------    -------------
     Revenues.......................................    $  62,149,705    $  36,661,823
     Net loss available to common shareholders......    $  61,306,411    $ (32,400,283)
     Net loss per share.............................    $       (1.18)   $       (0.71)

     The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the transactions referred to above occurred on July 1, 1998, respectively, or of future results.

                    Report of Independent Public Accountants


         To the Board of Directors of Novo Networks, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Novo Networks, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year in the period ended June 30, 2001 included in this report on Form 10-K and have issued our report thereon dated September 19, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements as of June 30, 2001 and for the year then ended taken as a whole.


                                          Arthur Andersen LLP


         Dallas, Texas
         September 19, 2001

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                     BALANCE            CHARGED                                BALANCE
                                                       AT              TO COSTS                                  AT
                                                    BEGINNING             AND            DEDUCTIONS/           END OF
                                                    OF PERIOD          EXPENSES           WRITEOFFS            PERIOD
                                                  --------------    ----------------    ---------------    ----------------
     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         Year ended June 30, 1999...........        $      --          $    12,170         $  (12,170)        $        --

         Year ended June 30, 2000...........        $      --          $   793,900         $       --         $   793,900

         Year ended June 30, 2001...........        $ 793,900          $ 4,038,479         $ (242,732)        $ 4,589,647

                                INDEX TO EXHIBITS

EXHIBIT                                                                                FILED
NUMBER            DESCRIPTION                                                         HEREWITH
------            -----------                                                         --------

 10.1             Employment Agreement, dated as of July 17, 2001, between Novo           X
                  Networks Operating Corp. and Steven R. Loglisci.

 10.2             Consulting Agreement, dated as of July 30, 2001, between Novo           X
                  Networks Operating Corp. and John L. Higgins

 10.3             Employment Agreement, dated as of March 10, 2000, between IGS           X
                  Acquisition and Patrick G. Mackey. (compensatory agreement)

 10.4             Amendment No. 1 to Employment Agreement between eVentures               X
                  Group, Inc. and Patrick G. Mackey, dated as of September 25,
                  2000.

 10.5             Amendment No. 2 to Employment Agreement between Novo Networks,          X
                  Inc. and Patrick G. Mackey, dated as of January 10, 2001.

 10.6             Credit and Guaranty Agreement dated as of August 9, 2001 among          X
                  Axistel Communications, Inc., a corporation organized and
                  existing under the laws of Delaware and a debtor and
                  debtor-in-possession ("AxisTel"), Novo Networks Global
                  Services, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession
                  ("NNGS"), Novo Networks International Services, Inc., a
                  corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession ("NNIS"), and e.Volve
                  Technology Group, Inc., a corporation organized and existing under the laws of Nevada and a debtor and debtor-in-possession
                  ("e.Volve"), Novo Networks Operating Corp., a corporation
                  organized and existing under the laws of Delaware and a debtor and debtor-in-possession ("NNOC" and collectively with
                  AxisTel, NNGS, NNIS and e.Volve, the "Borrowers"), Novo
                  Networks (UK) Ltd., a corporation organized and existing under the laws of the United Kingdom ("NNL"), Web2dial
                  Communications, Inc., a corporation organized and existing under the laws of Delaware ("Web2Dial"), Servicios
                  Profesionales J.R.J.S., S.A. DE C.V., a corporation organized and existing under the laws of Mexico ("Servicios"), Novo
                  Networks Metro Services, Inc., a corporation organized and existing under the laws of Delaware ("NNMS"), Novo Networks
                  Media Services, Inc., a corporation organized and existing under the laws of Delaware ("NNMedia"), Novo Networks Metro
                  Services (Virginia), Inc., a corporation organized and
                  existing under the laws of Virginia ("NNMSV"), and e.Volve
                  Technology Group De Mexico, S.A. DE C.V., a corporation
                  organized and existing under the laws of Mexico ("EGM" and collectively with NNL, Web2Dial, Servicios, NNMS, NNMedia and
                  NNMSV, the "Guarantors"), and Novo Networks, Inc., a
                  corporation organized and existing under the laws of Delaware
                  (the "Lender").

 21.1             Subsidiaries of Novo Networks, Inc.                                     X

 23.1             Consent of Arthur Andersen LLP                                          X

 23.2             Consent of BDO Seidman, LLP                                             X

 24               Power of Attorney                                                      See
                                                                                      Signature
                                                                                        Pages

 99.1             Administrative Services Agreement, dated as of July 29, 2000,           X
                  between the Debtors and Novo Networks, Inc.