Form 10-Q
period 2001-09-30
NOVO NETWORKS INC
filed 2001-11-14
CIK 826773

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

On November 14, 2001, 52,323,701 shares of the registrant's Common Stock, $.00002 par value per share, were outstanding.

                               NOVO NETWORKS, INC.

                           QUARTERLY REPORT FORM 10-Q
                                      INDEX



                                                                                                        PAGE NO.
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2001
              and June 30, 2001..................................................................              3

              Consolidated Statements of Operations for the three months ended
              September 30, 2001 and 2000........................................................              4

              Consolidated Statements of Cash Flows for the three months ended
              September 30, 2001 and 2000........................................................              5

              Notes to Consolidated Financial Statements.........................................              6

Item 2.       Management's  Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................             12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................             17


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................             18

Item 2.       Changes in Securities and Use of Proceeds..........................................             18

Item 3.       Defaults Upon Senior Securities....................................................             18

Item 4.       Submission of Matters to a Vote of Securities Holders..............................             18

Item 5.       Other Information..................................................................             19

Item 6.       Exhibits and Reports on Form 8-K...................................................             19

Signatures.......................................................................................             20

                               NOVO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30,        June 30,
                                                                                                       2001              2001
                                                                                                  --------------    --------------
                                                                                                   (unaudited)
                                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents ................................................................   $   16,362,086    $   16,696,537
     Accounts receivable, less allowances for doubtful accounts ($6,884,647 and $4,589,647,
          respectively) .......................................................................        1,745,994         2,521,408
     Prepaid expenses and other receivables ...................................................        1,290,850         1,066,518
     Deposits .................................................................................          617,387           420,379
     VAT receivable ...........................................................................        1,737,376         1,405,929
                                                                                                  --------------    --------------
                                                                                                      21,753,693        22,110,771
                                                                                                  --------------    --------------

LONG-TERM ASSETS
     Restricted cash ..........................................................................          101,525            94,180
     Deposits .................................................................................          629,991           811,482
     Network equipment under capital leases, net ..............................................        4,213,448         4,404,587
     Property and equipment, net ..............................................................        5,035,956         5,699,577
     Investments in affiliates ................................................................        3,970,483         4,776,772
                                                                                                  --------------    --------------
                                                                                                      13,951,403        15,786,598
                                                                                                  --------------    --------------
                                                                                                  $   35,705,096    $   37,897,369
                                                                                                  ==============    ==============

                                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE
     Capital leases ...........................................................................   $    2,437,584    $    8,865,698
     Accounts payable .........................................................................        3,260,215         3,601,650
     Accrued other ............................................................................        3,189,823         7,480,259
     Restructuring accrual ....................................................................               --           426,297
     Accrued interest payable .................................................................           39,737           134,683
     Customer deposits and deferred revenues ..................................................               --           742,486
                                                                                                  --------------    --------------
                                                                                                       8,927,359        21,251,073
                                                                                                  --------------    --------------

LIABILITIES SUBJECT TO COMPROMISE (Note 1) ....................................................       17,502,254                --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized
          25,000,000 shares, issued and outstanding, 26,545 and 26,395 shares, respectively ...               --                --
     Common stock, $0.00002 par value, authorized 200,000,000 shares, issued and outstanding,
          52,323,701 shares ...................................................................            1,050             1,050
     Additional paid-in capital ...............................................................      256,058,202       255,908,448
     Accumulated deficit ......................................................................     (246,478,900)     (238,823,764)
     Deferred compensation ....................................................................         (304,869)         (439,438)
                                                                                                  --------------    --------------
                                                                                                       9,275,483        16,646,296
                                                                                                  --------------    --------------
                                                                                                  $   35,705,096    $   37,897,369
                                                                                                  ==============    ==============



The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months
                                                          Ended September 30,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
                                                             (unaudited)
Revenues .........................................   $  8,687,677    $ 18,597,027
Direct costs .....................................      9,537,886      17,341,332
                                                     ------------    ------------
  Gross profit (loss) ............................       (850,209)      1,255,695

Selling, general and administrative expenses .....      5,856,043       6,712,161
Stock-based compensation .........................        134,569         431,417
Depreciation and amortization ....................        644,220       6,468,935
                                                     ------------    ------------
Loss from operations, before
    other (income) expense .......................     (7,485,041)    (12,356,818)

Other (income) expense
    Interest expense (income), net ...............         40,405        (306,055)
    Equity in loss of affiliates .................        419,292       4,070,989
    Foreign currency loss (gain) .................          6,433          (2,845)
    Other ........................................       (445,789)         75,031
                                                     ------------    ------------
                                                           20,341       3,837,120
                                                     ------------    ------------
Net loss .........................................   $ (7,505,382)   $(16,193,938)
                                                     ============    ============

Net loss per share - (basic and diluted) .........   $      (0.15)   $      (0.31)
                                                     ============    ============
Weighted average number of shares
    outstanding - (basic and diluted) ............     52,323,701      51,989,562
                                                     ============    ============



The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                        2001            2000
                                                                    ------------    ------------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................   $ (7,505,382)   $(16,193,938)
     Adjustments to reconcile net loss to net cash used in
        net operating activities:
        Depreciation and amortization ...........................        644,220       6,468,935
        Other non-cash charges:
          Stock-based compensation ..............................        134,569         431,417
          Bad debt expense ......................................      2,460,000         381,440
          Equity in loss of affiliates ..........................        419,292       4,070,989
          Loss on sale of fixed assets ..........................          1,373          77,270
          Impairment loss .......................................        121,932              --
        Change in operating assets and liabilities:
          Accounts receivable ...................................     (1,684,586)     (2,240,273)
          Prepaid expenses and other receivables ................       (224,332)       (485,741)
          VAT receivable ........................................       (331,447)        267,122
          Restricted cash .......................................         (7,345)             --
          Accounts payable ......................................      5,905,932        (864,630)
          Accrued other .........................................         17,876       4,389,041
          Accrued interest payable ..............................         60,466         (78,016)
          Customer deposits and deferred revenue ................       (259,693)        107,162
                                                                    ------------    ------------
Net cash used in operating activities ...........................       (247,125)     (3,669,222)
                                                                    ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Deposits (made) received ...................................        (15,517)         64,128
     Purchase of property and equipment .........................             --        (832,800)
     Sale of property and equipment .............................         87,235              --
     (Investments in) Distributions from affiliates .............        386,997         (50,772)
                                                                    ------------    ------------
Net cash provided by (used in) investing activities .............        458,715        (819,444)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder repayment of note receivable ...................             --          96,984
     Payments on capital leases .................................       (546,041)       (506,640)
     Repayments on notes payable ................................             --         350,000
     Issuance of notes receivable - affiliate, net ..............             --        (307,096)
                                                                    ------------    ------------
Net cash used in financing activities ...........................       (546,041)       (366,752)
                                                                    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........................       (334,451)     (4,855,418)
CASH AND CASH EQUIVALENTS, beginning of year ....................     16,696,537      40,764,246
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ........................   $ 16,362,086    $ 35,908,828
                                                                    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for:
        Interest ................................................   $    130,224    $    374,726
                                                                    ============    ============
        Taxes ...................................................   $         --    $         --
                                                                    ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases ................   $         --    $  1,224,841
                                                                    ============    ============



The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BUSINESS

     (a) General

     Novo Networks, Inc. and subsidiaries ("Novo Networks" or the "Company") is a communication services company currently providing international voice services over a facilities-based network, which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. The network presently reaches 2 domestic and 3 international cities in North America and Mexico. Prior to December 12, 2000, the Company was known as eVentures Group, Inc.

     The Company's common stock is currently listed on the Nasdaq National Market. On July 30, 2001, the Nasdaq Stock Market Inc. ("Nasdaq") temporarily suspended the trading of the Company's common stock pending satisfactory resolution of its concerns related to the Company's ability to satisfy certain of the minimum listing requirements and the subsidiaries' bankruptcy proceedings. On October 24, 2001, Nasdaq notified the Company that its common stock would be delisted on November 1, 2001. On October 30, 2001, the Company filed an appeal with the Nasdaq. Such appeal will stay the delisting date until a hearing occurs on December 13, 2001.

     (b) Bankruptcy Proceedings

     On April 2, 2001, one of the Company's subsidiaries, Internet Global Services, Inc. ("iGlobal"), filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations, contingent liabilities and the Company's inability to raise sufficient capital to continue to fund operating losses at iGlobal. As a result of the Chapter 7 filing, during the year ended June 30, 2001 the Company recorded an impairment loss of $62.4 million, the majority of which related to non-cash goodwill recorded in connection with the acquisition of iGlobal.

     During the quarter ended September 30, 2001, substantially all of the Company's remaining subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc. ("e.Volve"), Novo Networks International Services, Inc., Novo Networks Metro Services, Inc. and Novo Networks Global Services, Inc. (collectively the "Debtors"). The Debtors continue to operate and manage their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code.

     It is not possible to predict the outcome of either the iGlobal bankruptcy or the Debtors bankruptcy cases in general or the effects of such cases on the business of the Company or its subsidiaries, or on the interests of creditors and stockholders. The Debtors filed a plan of reorganization on October 4, 2001 and anticipate amending it prior to the disclosure statement hearing on December 7, 2001. No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings. A creditors committee has not yet formed. However, the possibility exists that prior to the approval of the plan of reorganization such a committee could form and challenge the plan of reorganization.

     The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern, and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtors' capitalization or operations resulting from a plan of reorganization. The reorganization plan, as amended, is subject to acceptance by the Debtor's compromised creditors and approval by the Bankruptcy Court.

     Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

     (c) Ability to Continue as a Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Debtors' bankruptcy filings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001 contained in our most recent Annual Report on Form 10-K that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

     (d) Accounting under Bankruptcy

     The September 30, 2001 financial statements have been prepared in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguishes transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     The filing of the Chapter 11 cases by the Debtors (i) automatically stayed actions by creditors and other parties with an interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. The following table sets forth the liabilities of the Company subject to compromise as of September 30, 2001:

     Liabilities Subject to Compromise:

     Accounts payable .................................   $ 6,247,367
     Accrued other ....................................     4,734,609
     Accrued interest payable .........................       155,412
     Customer deposits and deferred revenues ..........       482,793
     Capital leases ...................................     5,882,073
                                                          -----------
                                                          $17,502,254
                                                          ===========


     Generally, the creditors of the Debtors had until October 19, 2001 to file proofs of claim. The Debtors must reconcile any differences between such claim amounts and any corresponding liabilities as set forth in the Company's records. Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine with certainty the aggregate liability that will result from the filing of claims relating to such contracts, which have been or may be rejected. The Bankruptcy Code accords priority, subject to certain limits and conditions, to claims and expenses in the following order: administrative expenses of the bankruptcy, wages and salaries, contributions to employee benefit plans, certain customer deposits and certain tax claims.


2.   LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had consolidated current assets of $21.8 million, including cash and cash equivalents of $16.4 million. Total liabilities including liabilities subject to compromise at September 30, 2001 were $26.4 million. Historically, the Company has funded its operations primarily through the proceeds of private placements of the Company's common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to the Company's financial performance, the lack of stability in the capital markets and the economy's recent downturn, the Company's only source of funding, in the near term, is expected to be cash on hand. Furthermore, the Company's principal subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. The Company, as the ultimate parent to the Debtors, has agreed to provide the Debtors with up to $1.6 million in secured debtors-in-possession financing. No assurances can be given that such a facility will prove to be adequate. The parties are currently reviewing the advisability of extending the debtors-in-possession financing, which expires on November 30, 2001. No amount has been advanced under this financing to date. Accordingly, the Debtors may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize the Company's ability to continue as a going concern. Due to the uncertainty surrounding the Company, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of the operating subsidiaries for the upcoming twelve months.

     The Company's consolidated revenues are principally derived from the provision of voice services by e.Volve, which typically generate minimal, if any, gross margin. As of September 30, 2001, e.Volve's only customer is Qwest Communications International, Inc. ("Qwest"). No assurances can be given that Qwest will remain a customer in future periods. Subsequent to September 30, 2001, Qwest significantly reduced its traffic to e.Volve. While e.Volve hopes to be able to increase the volume of voice traffic and therefore operate at a gross profit from the sale of voice services, the Company has historically not been able to fund its operations from such voice services. As a result, during fiscal 2001, the Company recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

     Qwest, accounted for approximately 64% of the Company's consolidated revenues for the three months ended September 30, 2001. The Company currently anticipates that Qwest will continue to account for all of the Company's revenues in the near term. The Company's agreement with Qwest is currently on a service delivery basis and neither party has commitments to take or provide service on a long-term basis.


3.   GENERAL

     The accompanying consolidated financial statements as of and for the three month periods ended September 30, 2001 and 2000, have been prepared by the Company, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of the Company's operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the SEC.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. The consolidated financial statements of the Company presented as of September 30, 2001 do not include the accounts of iGlobal due to management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

     Certain fiscal 2001 balances have been reclassified for comparative purposes to be consistent with the fiscal 2002 presentation. Such reclassifications have no impact on reported net loss. All significant inter-company accounts have been eliminated.

4.   LONG-LIVED ASSETS

     The Company's long-lived assets consist of property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.

     During the three months ended September 30, 2001, the Company recorded an impairment loss of $0.1 million related to the write-off of certain network elements. During fiscal 2001, the Company recorded an impairment loss related to goodwill and certain property and equipment totaling $120.5 million. In light of the bankruptcy proceedings initiated by the Company's subsidiaries, the Company will continue to evaluate the recoverability of the remaining long-lived assets based on the estimated future cash flows from the use of such assets. The Company may be required to take additional impairment charges in future periods depending upon such evaluations.


5.   NET LOSS PER SHARE

     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for entities with complex capital structures. Basic EPS is computed as net income less preferred dividends of $149,754, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible preferred stock and convertible debentures as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented.


6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of leasehold improvements, network equipment under capital leases, IRU fiber optic circuits, network equipment and furniture and fixtures. Each class of assets is depreciated over its estimated useful life using the straight-line method. During the three months ended September 30, 2001, certain network elements were rejected as part of the bankruptcy proceedings, resulting in an impairment charge of $0.1 million. The impairment charge is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.


7.   INVESTMENTS IN AFFILIATES

     The Company has minority investments in development stage Internet and communications companies. The Company accounts for the majority of its investments using the equity method. For the three months ended September 30, 2001, the Company continued to record its proportionate share of equity losses, which totaled $0.4 million. Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $10.8 million was recorded during fiscal 2001. For those investments in affiliates, which have been impaired completely, the Company ceased recording its share of losses incurred by the investee. During the quarter ended September 30, 2001, the Company was notified by an investee of a distribution of its investment and received payment on October 29, 2001 for approximately $0.4 million. This distribution is recorded in other receivables and other income.

8.  DISPOSAL OF IGLOBAL

    In March 2001, the Company made the decision to dispose of its investment in iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the Bankruptcy Code. All of iGlobal's product offerings have been discontinued or abandoned. As a result of the disposition, the Company recorded an impairment loss of $62.4 million during fiscal 2001, related to non-cash goodwill recorded in connection with the initial acquisition of iGlobal. The Company no longer controls the operations of iGlobal and, accordingly, has not included the accounts of iGlobal in its consolidated balance sheet. The iGlobal results of operations have been included from March 10, 2000, the date of acquisition, through April 2, 2001. As a result of the disposition, the Company eliminated $3.7 million in assets excluding goodwill and $9.1 million in liabilities from its consolidated balance sheet. The Company believes it has no further liabilities or contingencies resulting from the iGlobal disposition.

    The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of the fiscal period presented:

                                                       For the Three Months
                                                     Ended September 30, 2000
                                                     ------------------------
Revenues .........................................   $             18,097,872
Loss from operations, before other income ........   $            (13,162,925)
Net loss available to common shareholders ........   $            (17,133,028)
Net loss per share - (basic and diluted) .........   $                  (0.33)
                                                     ========================


9.   RESTRUCTURING CHARGE

    In October 2000, the Company began execution of a plan to consolidate the assets, network and management of its wholly owned operating subsidiaries into a single broadband network and communication services company. The plan had a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. The Company recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000. Amounts not utilized for their intended purpose of $0.4 million were reversed to operating expense as of June 30, 2001.

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

     A summary of the completed and planned reorganization and restructuring activities follows:

                                             BALANCE AT          FISCAL         BALANCE AT
                                              JUNE 30,            2002         SEPTEMBER 30,
                                                2001          UTILIZATION           2001
                                           --------------    --------------    --------------
Abandonment of leased facilities .......          426,297          (426,297)               --

                                           --------------    --------------    --------------
                                           $      426,297    $     (426,297)   $           --
                                           ==============    ==============    ==============

10.  SUMMARIZED FINANCIAL INFORMATION FOR NON-BANKRUPTCY FILING SUBSIDIARIES

     As discussed in Note 1, the Company's principal operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The following table summarizes financial information as of and for the three months ended September 30, 2001 for the Company's non-bankruptcy and bankruptcy filing subsidiaries:

                                               Non-Bankrupt       Bankrupt
                                                Companies        Companies        Eliminations      Consolidated
                                              --------------   --------------    --------------    --------------
Current assets                                $   16,913,223   $    4,840,470    $           --    $   21,753,693
Network equipment under capital leases, net               --        4,213,448                --         4,213,448
Property and equipment, net                        1,098,666        3,937,290                --         5,035,956
Investments in affiliates                         65,114,679       52,179,777      (113,323,973)        3,970,483
Other long-term assets                               108,425          623,091                --           731,516
                                              --------------   --------------    --------------    --------------

Total Assets                                  $   83,234,993   $   65,794,076    $ (113,323,973)   $   35,705,096
                                              ==============   ==============    ==============    ==============

Liabilities Not Subject to Compromise:
Capital leases                                $           --   $    2,437,584    $           --    $    2,437,584
Accounts payable                                       4,288        3,255,927                --         3,260,215
Accrued other                                      1,149,392        2,040,431                --         3,189,823
Other current liabilities                                 --           39,737                --            39,737
Due to Intercompany                                3,567,505       (3,567,505)               --                --

Liabilities subject to compromise                         --       17,502,254                --        17,502,254
Stockholders' equity                              78,513,808       44,085,648      (113,323,973)        9,275,483
                                              --------------   --------------    --------------    --------------

Total Liabilities and Stockholders' Equity    $   83,234,993   $   65,794,076    $ (113,323,973)   $   35,705,096
                                              ==============   ==============    ==============    ==============



                                             Non-Bankrupt        Bankrupt
                                              Companies         Companies        Eliminations      Consolidated
                                            --------------    --------------    --------------    --------------
Revenues                                    $           --    $    9,755,746    $   (1,068,069)   $    8,687,677
Loss from operations, before other income       (1,540,418)       (5,944,623)               --        (7,485,041)
Net loss                                        (1,470,739)       (6,034,643)               --        (7,505,382)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include, but are not limited to:

     o statements regarding our future capital requirements and our ability to satisfy our capital needs;

     o    statements regarding our ability to continue as a going concern;

     o statements regarding our ability to collect amounts owed by Qwest and our ability to retain Qwest as a customer in future periods;

     o statements regarding our ability to compete in the market we currently serve;

     o statements regarding our ability to diversify our business into the financial services industry;

     o statements regarding our ability to continue trading on the Nasdaq Stock Market (the "Nasdaq") and the effects of becoming delisted therefrom; and

     o statements regarding the Debtors ability to successfully reorganize in bankruptcy.

Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Company" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2001 filed with the United States Securities and Exchange Commission ("SEC"). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for all periods presented. On April 2, 2001, iGlobal, one of the Company's subsidiaries, filed a voluntary petition under Chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000 through its bankruptcy filing on April 2, 2001. The consolidated balance sheet of the Company for both periods presented does not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31, 2001. During the quarter ended September 30, 2001, the Company's principal subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 2001, all of the revenues and direct costs reflected in the consolidated financial statements of the Company resulted from the operations of e.Volve and AxisTel.

OVERVIEW

Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the United States economy as a whole, the Company did not raise the additional capital required to complete the build-out of its subsidiaries' global broadband network. As a result, during the third quarter ended March 31, 2001, the Company took the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to the expansion of the global broadband network, (ii) downsized the workforce by approximately 30% and (iii) discontinued the operations of iGlobal (the "March Restructuring").

Following the March Restructuring, the Company undertook a strategic review of its businesses and retained JP Morgan to assist in the sale or merger of its voice business. JP Morgan was unable to assist in this effort. Faced with a continuing deterioration of AxisTel's and e.Volve's businesses and financial difficulties in the telecommunications markets generally, the Company took the following actions during the fourth fiscal quarter: (i) further reduced its workforce by 24%; and (ii) evaluated other strategic options, including seeking bankruptcy protection for one or more of the subsidiaries (the "June Restructuring").

During the quarter ended September 30, 2001, substantially all of the Company's remaining subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc.

("e.Volve"), Novo Networks International Services, Inc. ("NNIS"), Novo Networks Metro Services, Inc. and Novo Networks Global Services, Inc. (collectively the "Debtors"). The Debtors continue to operate and manage their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. It is not possible to predict the outcome of either the iGlobal bankruptcy or the Debtor's bankruptcy cases in general, or the effects of such cases on the business of the Company or its subsidiaries, or the interests of creditors or stockholders. No assurances can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings.

At September 30, 2001 the Company's subsidiaries operate in one business segment, the provision of communication services over a private network, which uses communications technologies that allow for the simultaneous high speed, large-scale transmission of voice, video and data. On August 21, 2001, the Company announced that it is attempting to diversify its business into financial services. No assurances can be given concerning whether the Company will be able to diversify its business into the financial services industry, if at all.

The Company's common stock is currently listed on the Nasdaq National Market. On July 30, 2001, the Nasdaq Stock Market Inc. ("Nasdaq") temporarily suspended the trading of the Company's common stock pending satisfactory resolution of its concerns related to the Company's ability to satisfy certain of the minimum listing requirements and the subsidiaries' bankruptcy proceedings. On October 24, 2001, Nasdaq notified the Company that its common stock would be delisted on November 1, 2001. On October 30, 2001, the Company filed an appeal with the Nasdaq. Such appeal will stay the delisting date until a hearing occurs on December 13, 2001.

Revenues. For the quarter ended September 30, 2001, revenues were generated through the sale of products and services, which can be divided into two product groups: broadband services and voice services. Broadband services consisted of transport services such as private line, Asynchronous Transfer Mode and frame relay, co-location services. Voice services included software services that leverage the packet-based infrastructure of the network to deliver advanced communications services to end-users. Voice services consisted principally of packet-based voice services and prepaid calling services. Product and service revenues are generally measured and billed on a per minute basis.

Historically, the Company has derived substantially all of its consolidated revenues from the sale of voice and broadband services of e.Volve and AxisTel. Agreements with wholesale customers for the provisions of these services are typically short term in duration and rates are subject to change from time to time. For the three months ended September 30, 2001, Qwest accounted for substantially all of the consolidated revenues. Subsequent to September 30, 2001, Qwest has significantly reduced its traffic to e.Volve. Currently, the Company is only providing voice services.

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

As of September 30, 2001, the Company provided international telecommunication services only from the United States to Mexico through e.Volve's operations. The majority of e.Volve's termination fees and certain fiber optic lease payments are payable in Mexican pesos. As a result, e.Volve was and continues to be exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the United States dollar. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Continued fluctuation in the exchange rate may make it cheaper or more expensive to purchase pesos to meet e.Volve's peso denominated expenses.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently the Company maintains its corporate headquarters in Dallas, Texas. The operating subsidiaries have facilities in Jersey City, New Jersey, Kansas City (Overland Park), Kansas, Dallas, Texas, Miami, Florida and Mexico City, Mexico. On July 29, 2001, the Company and the Debtors entered into an Administrative Services Agreement pursuant to which the Company agreed to provide the Debtors with accounting, billing and collections, human resources, payroll, information systems, operational and network support, limited non-bankruptcy legal and regulatory services and various related secretarial and administrative services. In return for these services, the Debtors pay a weekly fee of $30,000. The parties are currently reviewing the advisability of extending the Administrative Services Agreement, which expires on November 30, 2001.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property, plant and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. Due to the significant impairment losses recorded during fiscal 2001, the Company expects its depreciation and amortization costs to decrease significantly.

Equity in Loss of Affiliates. Equity in loss of affiliates results from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over the Company's equity in each affiliate's net assets is included in equity in loss of affiliates. As a result of declining market conditions and the uncertainties surrounding the recoverability of its investments, the Company expects to record additional losses related to its affiliates.


SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results:

                                                                        Three Months Ended September 30,
                                                     -----------------------------------------------------------------------
                                                          2001                %                 2000                %
                                                     --------------     --------------     --------------     --------------
                                                                                   (unaudited)
Revenues .........................................   $    8,687,677              100.0%    $   18,597,027              100.0%
Direct costs .....................................        9,537,886              109.8%        17,341,332               93.2%
                                                     --------------     --------------     --------------     --------------
  Gross profit (loss) ............................         (850,209)              (9.8%)        1,255,695                6.8%

Selling, general and administrative expenses .....        5,856,043               67.4%         6,712,161               36.1%
Stock-based compensation .........................          134,569                1.5%           431,417                2.3%
Depreciation and amortization ....................          644,220                7.4%         6,468,935               34.8%
                                                     --------------     --------------     --------------     --------------
Loss from operations, before other
     (income) expense ............................       (7,485,041)             (86.2%)      (12,356,818)             (66.4%)

Other (income) expenses:
     Interest expense (income), net ..............           40,405                0.5%          (306,055)              (1.6%)
     Equity in loss of affiliates ................          419,292                4.8%         4,070,989               21.9%
     Foreign currency loss (gain) ................            6,433                0.1%            (2,845)              (0.0%)
     Other .......................................         (445,789)              (5.1%)           75,031                0.4%
                                                     --------------     --------------     --------------     --------------
                                                             20,341                0.2%         3,837,120               20.6%
                                                     --------------     --------------     --------------     --------------
Net loss .........................................   $   (7,505,382)                       $  (16,193,938)
                                                     ==============                        ==============

Net loss per share - (basic and diluted) .........   $        (0.15)                       $        (0.31)
                                                     ==============                        ==============
Weighted average number of shares
     outstanding - (basic and diluted) ...........       52,323,701                            51,989,562
                                                     ==============                        ==============


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Revenues decreased to $8.7 million during the three months ended September 30, 2001 from $18.6 million during the three months ended September 30, 2000, a decrease of 53%. Revenues for the three months ended September 30, 2001 were generated through the sale of (i) 96% voice services and (ii) 4% broadband services. Revenues for the three months ended September 30, 2000 were generated through the sale of (i) 94% voice services, (ii) 4% broadband services and (iii) 2% Internet services.

During the three months ended September 30, 2001, we transmitted 110.8 million minutes versus 133.4 million minutes during the three months ended September 30, 2000, a decrease of 17%. The decrease in revenues during the three months ended September 30, 2001 resulted from the significant decrease and eventual downturn of the data, wholesale and prepaid card businesses for AxisTel, as well as reduced minutes to Mexico. The decrease can also be attributed to lower rates per minute earned on all voice traffic during the current quarter. As a result of the iGlobal bankruptcy filing there was no Internet service revenue during the current reporting period.

Direct Costs. Direct costs decreased to $9.5 million during the three months ended September 30, 2001 from $17.3 million during the three months ended September 30, 2000, a decrease of 45%. Direct costs decreased approximately $7.8 million during the current year period as a result of the decreased volume of minutes transmitted over our network. However, direct costs as a percentage of revenues increased to 110% in the three months ended September 30, 2001 from 93% in the three months ended September 30, 2000 as a result of significant increases in termination rates.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $5.9 million during the three months ended September 30, 2001 from $6.7 million in the prior year period, a decrease of 13%. Selling, general and administrative expenses during the three months ended September 30, 2001 decreased primarily due to (i) downsizing of the workforce, (ii) closing facilities and (iii) reduction in operations as a result of the bankruptcy proceedings, offset by nonrecurring increases in bad debt expenses and professional fees related to the subsidiaries bankruptcy. The Company anticipates that selling, general and administrative expenses will continue to decrease significantly as a result of the recent measures implemented to reduce costs.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001 all of the goodwill was written-off, therefore no amortization of goodwill was recorded during the three months ended September 30, 2001. Amortization of goodwill during the three months ended September 30, 2000 totaled $5.2 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $0.6 million compared to $1.3 million for the prior period. The decrease in depreciation expense during the current quarter is the result of an asset impairment charge taken during the fiscal year ended June 30, 2001.

Interest Expense, (Income) Net. We recorded interest expense, net of interest income from cash investments, of $41,000 for the three months ended September 30, 2001 compared to interest income of $0.3 million for the three months ended September 30, 2000. The decrease in interest income during the September 30, 2001 quarter resulted from lower cash balances generating interest.

Equity in Loss of Affiliates. Equity in loss of affiliates resulted from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, the Company's proportionate share of each affiliate's operating losses and amortization of its net excess investment over equity in each affiliate's net assets is included in equity in loss of affiliates. Equity in loss of affiliates was $0.4 million during the three months ended September 30, 2001 compared to $4.1 million in the prior year period. This loss primarily resulted from the Company's 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). The Company anticipates that its strategic investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as the Company records its proportionate share of such losses. For those investments in affiliates, that were impaired completely in fiscal 2001, the Company has ceased recording its share of losses incurred by the investee.

Foreign Currency Loss (Gain). Foreign currency loss during the three months ended September 30, 2001 was $6,400 compared to a gain of $2,800 during the prior year period. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar.

Other. During the quarter ended September 30, 2001, the Company was notified by Launch Center 39 of a distribution of its investment and received payment on October 29, 2001 for approximately $0.4 million. This distribution is the recovery of a previously written off investment in affiliate and is recorded in other receivables and other income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had consolidated current assets of $21.8 million, including cash and cash equivalents of $16.4 million. Total liabilities including liabilities subject to compromise at September 30, 2001 were $26.4 million. Historically, the Company has funded its operations primarily through the proceeds of private placements of the Company's common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to the Company's financial performance, the lack of stability in the capital markets and the economy's recent downturn, the Company's only source of funding, in the near term, is expected to be cash on hand. Furthermore, the Company's principal subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. The Company, as the ultimate parent to the Debtors, has agreed to provide the Debtors with up to $1.6 million in secured debtors-in-possession financing. No assurances can be given that such a facility will prove to be adequate. The parties are currently reviewing the advisability of extending the debtors-in-possession financing, which expires on November 30, 2001. No amount has been advanced under this financing to date. Accordingly, the Debtors may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize the Company's ability to continue as a going concern. Due to the uncertainty surrounding the Company, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of the operating subsidiaries for the upcoming twelve months.

The Company's consolidated revenues are principally derived from the provision of voice services by e.Volve, which typically generate minimal, if any, gross margin. As of September 30, 2001, e.Volve's only customer is Qwest Communications International, Inc. ("Qwest"). No assurances can be given that Qwest will remain a customer in future periods. Subsequent to September 30, 2001, Qwest significantly reduced its traffic to e.Volve. While e.Volve hopes to be able to increase the volume of voice traffic and therefore operate at a gross profit from the sale of voice services, the Company has historically not been able to fund its operations from such voice services. As a result, during fiscal 2001, the Company recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

Qwest, accounted for approximately 64% of the Company's consolidated revenues for the three months ended September 30, 2001. The Company currently anticipates that Qwest will continue to account for all of the Company's revenues in the near term. The Company's agreement with Qwest is currently on a service delivery basis and neither party has commitments to take or provide service on a long-term basis.

Cash flows from operating activities. Cash used in operating activities for the three months ended September 30, 2001 totaled $0.2 million compared to $3.7 million for the three months ended September 30, 2000. The decreased use of cash in our operating activities is primarily attributable to the downturn of operations resulting from the bankruptcy proceedings. During the three months ended September 30, 2001, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $3.7 million and an increase in accounts receivable of $1.7 million, partially offset by a net increase in accounts payable of $5.9 million. During the three months ended September 30, 2000 cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $4.8 million and an increase in accounts receivable of $2.2 million, partially offset by a net increase in accounts payable and accrued liabilities of $3.5 million.

Cash flows from investing activities. Net cash provided by investing activities was $0.5 million for the three months ended September 30, 2001 compared to net cash used of $0.8 million for the same period in the prior year period. Net cash provided by investing activities in the current period consisted primarily of cash received from one of the Company's investees of $0.4 million. Investing activities in the prior year period consisted primarily of purchases of network equipment.

Cash flows from financing activities. Cash flows used in financing activities during the three months ended September 30, 2001 totaled $0.5 million for capital lease payments. Cash flows used in financing activities during the prior year period totaled $0.4 million and consisted principally of capital lease payments of $0.5 million and amounts advanced to an affiliate company pursuant to a note agreement of $0.3 million, offset partially by borrowings under a credit agreement for equipment purchases.

ABILITY TO CONTINUE AS A GOING CONCERN

The bankruptcy proceedings initiated by the Debtors raise substantial doubt about the Company's ability to continue as a going concern. To the extent our existing subsidiaries are permitted to remain operating entities in the future, we currently expect to incur losses in such future periods. Accordingly, the Company may voluntarily cease, or may be forced to cease operations altogether. Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001 contained in our most recent Annual Report on Form 10-K that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

RECENT DEVELOPMENTS

Nasdaq Delisting. The Company's common stock is currently listed on the Nasdaq National Market. On July 30, 2001, Nasdaq temporarily suspended the trading of the Company's common stock pending satisfactory resolution of its concerns related to the Company's ability to satisfy certain of the minimum listing requirements and the subsidiaries' bankruptcy proceedings. On October 24, 2001, Nasdaq notified the Company that its common stock would be delisted on November 1, 2001. On October 30, 2001, the Company filed an appeal with the Nasdaq. Such appeal will stay the delisting date until a hearing occurs on December 13, 2001.

Qwest Relationship. Qwest is currently the Company's only customer. For the quarter ended September 30, 2001, Qwest, accounted for approximately 64% of the Company's consolidated revenues. The Company currently anticipates that Qwest will continue to account for all of the Company's revenues in the near term. The Company's agreement with Qwest is currently on a service delivery basis and neither party has commitments to take or provide service on a long-term basis. The Company and Qwest are currently engaged in discussions concerning amounts billed by the Company for services rendered to Qwest. Given the Company's business relationship with Qwest and the nature of the issues being discussed, management of the Company fully expects to resolve the issues with Qwest in a manner deemed acceptable to both parties; however, no assurances can be given that such a resolution will be reached. No assurances can be given that Qwest will continue to be a customer to the Company in future periods. Failure to retain Qwest as a customer (even after obtaining new or additional customers) would jeopardize the Company's ability to continue as a going concern.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its operating subsidiary, e.Volve, is exposed to the impact of political instability, foreign currency, interest rate and other risks.

Political Instability Risks. e.Volve has relationships with foreign suppliers in Mexico. e.Volve has not experienced any negative economic consequences as a result of relationships with foreign suppliers, but may be negatively affected should political instability develop.

Foreign Currency Risks. Since the agreements e.Volve has entered into with certain Mexican suppliers are denominated in Mexican pesos, e.Volve may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may affect profitability. During the three months ended September 30, 2001, U.S. $5.6 million of e.Volve's direct costs were denominated in Mexican pesos. e.Volve's foreign currency loss during the three months ended September 30, 2001 totaled U.S. $6,400. Management does not currently maintain any financial hedges against future fluctuations in the peso to dollar exchange rate.

Interest Rate Risks. The Company has investments in money market funds of approximately $15.2 million at September 30, 2001. Due to the short-term nature of the Company's investments, the Company believes that the effects of changes in interest rates are limited and would not materially impact profitability.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

It is not possible to predict the outcome of either the iGlobal bankruptcy case or the Debtors' jointly administered bankruptcy case in general, or the effects of such cases on the business of the Company or its subsidiaries, or the interests of creditors or stockholders. No assurances can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings.

RSL COM USA, Inc. ("RSL") and NNIS have been involved in an ongoing dispute over the obligation of RSL to continue to provide services to NNIS and over the right of RSL to receive payments for services previously rendered to NNIS (the "Dispute"). RSL has contended that NNIS owes it approximately $1,500,000, and it has sought to collect that amount from NNIS and the Company pursuant to a guaranty agreement, dated October 12, 2000, by and between the Company, NNIS and RSL (the "Guaranty Agreement"). Conversely, the Company and NNIS have contended that RSL disrupted service, increased rates, and engaged in debt collection efforts that violated the automatic stay protections afforded to NNIS when it filed a voluntary petition under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Filing") on July 30, 2001. In an effort to avoid the uncertainty associated with litigation, the Company, NNIS and RSL have agreed in principle to settle the Dispute. In consideration of the payment of $158,000 from NNIS, the payment of $50,000 from the Company, the waiver of any obligation to continue to provide service to NNIS, and the release of all preference, contempt, debt, business destruction, and other claims by NNIS and the Company, RSL has agreed to waive all rights under the Guaranty Agreement and release all debt and other claims. Counsel for RSL, NNIS, and the Company are in the process of preparing appropriate settlement documentation. However, because RSL made a similar Bankruptcy Filing on March 16, 2001, the terms of the settlement must be approved by the United States Bankruptcy Court for the District of Delaware and the United States Bankruptcy Court for the Southern District of New York.

NNIS, Novo Networks Global Services, Inc. and e.Volve have commenced certain adversary proceedings within their jointly administered bankruptcy case, which is pending in the Bankruptcy Court, against various customers, vendors, and landlords in an effort to collect certain accounts receivable and force the return of certain security deposits. These lawsuits are for purposes of debt collection or asset turnover only, and since they have only recently been commenced, their outcomes remain uncertain.

The Company has previously disclosed in other reports filed with the SEC certain other legal proceedings pending against or by the Company and/or its subsidiaries. Consistent with the rules promulgated by the SEC, a description of these matters has not been included here because such matters have not been terminated nor have there been any material developments therein during the quarter ended September 30, 2001. Readers are encouraged to refer to the Company's prior reports filed with the SEC for further information concerning other legal proceedings affecting the Company.

The Company and its subsidiaries are involved in other legal proceedings from time to time, none of which management believes, if decided adversely to the Company or its subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of the Company. All actions and proceedings commenced against the Debtors prior to the respective filing dates have been stayed in accordance with the applicable provisions of the Bankruptcy Code.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     None.

(b) Reports on Form 8-K

     On August 21, 2001, we filed a Report on Form 8-K announcing that (i) on July 30, 2001 certain of our direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware, Case No. 01-10005 (RJN); (ii) that the Company was exploring opportunities in the financial services field and (iii) that the Company received notice from the Nasdaq that, among other things, its securities fail to meet the minimum bid price requirement for continued listing under the Nasdaq rules.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date: November 14, 2001           By: /s/ Barrett N. Wissman

                                  Barrett N. Wissman
                                  (Principal Executive Officer)



Date: November 14, 2001           By: /s/ Daniel J. Wilson

                                  Daniel J. Wilson
                                  (Principal Financial and Accounting Officer)