Form 10-Q
period 2001-12-31
NOVO NETWORKS INC
filed 2002-02-14
CIK 826773

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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
Yes   X    No
    -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

On February 14, 2002, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                               NOVO NETWORKS, INC.

                           QUARTERLY REPORT FORM 10-Q
                                      INDEX



                                                                                               PAGE NO.
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 2001
              and June 30, 2001.....................................................................3

              Consolidated Statements of Operations for the three and six months ended
              December 31, 2001 and 2000 ...........................................................4

              Consolidated Statements of Cash Flows for the six months ended
              December 31, 2001 and 2000 ...........................................................5

              Notes to Consolidated Financial Statements............................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...........................24


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings....................................................................25

Item 2.       Changes in Securities and Use of Proceeds............................................25

Item 3.       Defaults Upon Senior Securities......................................................25

Item 4.       Submission of Matters to a Vote of Securities Holders................................25

Item 5.       Other Information....................................................................25

Item 6.       Exhibits and Reports on Form 8-K.....................................................25

Signatures.........................................................................................26

                               NOVO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,         June 30,
                                           ASSETS                                                        2001              2001
                                                                                                     -------------    -------------
                                                                                                      (unaudited)

CURRENT ASSETS
     Cash and cash equivalents ...................................................................   $  14,363,088    $  16,696,537
     Accounts receivable, less allowances for
       doubtful accounts ($4,589,647 at June 30, 2001) ............................                           --        2,521,408
     Other accounts receivable ...................................................................          83,575               --
     Prepaid expenses and other receivables ......................................................         738,672        1,066,518
     Deposits ....................................................................................         102,054          420,379
     VAT receivable ..............................................................................              --        1,405,929
     Assets to be liquidated .....................................................................       1,069,445               --
                                                                                                     -------------    -------------
                                                                                                        16,356,834       22,110,771
                                                                                                     -------------    -------------

LONG-TERM ASSETS
     Restricted cash .............................................................................         101,525           94,180
     Deposits ....................................................................................           8,979          811,482
     Network equipment under capital leases, net .................................................              --        4,404,587
     Property and equipment, net .................................................................         693,745        5,699,577
     Equity investments ..........................................................................       3,327,125        4,776,772
                                                                                                     -------------    -------------
                                                                                                         4,131,374       15,786,598
                                                                                                     -------------    -------------
                                                                                                     $  20,488,208    $  37,897,369
                                                                                                     =============    =============


                                LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
     Capital leases ..............................................................................   $          --    $   8,865,698
     Accounts payable ............................................................................          24,579        3,601,650
     Accrued other ...............................................................................       1,357,391        7,480,259
     Restructuring accrual .......................................................................              --          426,297
     Accrued interest payable ....................................................................              --          134,683
     Customer deposits and deferred revenues .....................................................              --          742,486
     Liabilities to be liquidated ................................................................       1,069,445               --
                                                                                                     -------------    -------------
                                                                                                         2,451,415       21,251,073
                                                                                                     -------------    -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized
          25,000,000 shares, issued and outstanding, 26,545 and 26,395 shares, respectively ......              --               --
     Common stock, $0.00002 par value, authorized 200,000,000 shares,
          issued and outstanding, 52,323,701 shares...............................................           1,050            1,050
     Additional paid-in capital ..................................................................     256,211,016      255,908,448
     Accumulated deficit .........................................................................    (238,065,925)    (238,823,764)
     Deferred compensation .......................................................................        (109,348)        (439,438)
                                                                                                     -------------    -------------
                                                                                                        18,036,793       16,646,296
                                                                                                     -------------    -------------
                                                                                                     $  20,488,208    $  37,897,369
                                                                                                     =============    =============


The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             For the Three Months         For the Six Months
                                                                              Ended December 31,           Ended December 31,
                                                                         ---------------------------   ---------------------------
                                                                             2001           2000          2001           2000
                                                                         ------------   ------------   ------------   ------------
                                                                                 (unaudited)                    (unaudited)


Revenues .............................................................   $  1,799,305   $ 20,593,654   $ 10,486,982   $ 39,190,681
Direct costs (except for depreciation and amortization
  shown below) .......................................................      4,982,849     20,692,793     14,520,735     38,034,125
                                                                         ------------   ------------   ------------   ------------
Gross profit (loss) ..................................................     (3,183,544)       (99,139)    (4,033,753)     1,156,556

Selling, general and administrative expenses .........................      2,305,984      7,860,432      8,162,027     15,004,010
Stock-based compensation .............................................        195,521             --        330,090             --
Reorganization and restructuring charge ..............................             --      4,325,451             --      4,325,451
Depreciation and amortization ........................................        641,064      6,471,673      1,285,284     12,940,608
                                                                         ------------   ------------   ------------   ------------
Loss from operations, before
        other (income) expense .......................................     (6,326,113)   (18,756,695)   (13,811,154)   (31,113,513)

Other (income) expense
        Interest expense (income), net ...............................         81,840       (148,270)       122,245       (454,325)
        Equity in loss of investments ................................        643,357      1,341,585      1,062,649      5,412,574
        Foreign currency loss ........................................         88,695         25,026         95,128         22,181
        Gain on net assets to be liquidated ..........................    (15,701,336)            --    (15,701,336)            --
        Other ........................................................         (4,458)        19,989       (450,247)        95,020
                                                                         ------------   ------------   ------------   ------------
                                                                          (14,891,902)     1,238,330    (14,871,561)     5,075,450
                                                                         ------------   ------------   ------------   ------------
Net income (loss) ....................................................   $  8,565,789   $(19,995,025)  $  1,060,407   $(36,188,963)
                                                                         ------------   ------------   ------------   ------------
Imputed preferred dividend ...........................................             --     (2,299,750)            --     (2,299,750)

Net income (loss) available to common
        shareholders .................................................   $  8,565,789   $(22,294,775)  $  1,060,407   $(38,488,713)
                                                                         ============   ============   ============   ============

        Series D dividends for the period ............................   $    152,814   $         --   $    302,568   $         --
                                                                         ------------   ------------   ------------   ------------
        Net income (loss) available to common, net of dividends ......   $  8,412,975   $(22,294,775)  $    757,839   $(38,488,713)
                                                                         ============   ============   ============   ============
Basic
        Net income (loss) per share ..................................   $       0.16   $      (0.43)  $       0.01   $      (0.74)
                                                                         ============   ============   ============   ============
        Weighted average number of shares outstanding ................     52,323,701     52,121,108     52,323,701     52,055,335
                                                                         ============   ============   ============   ============
Diluted
        Net income (loss) per share ..................................   $       0.16   $      (0.43)  $       0.01   $      (0.74)
                                                                         ============   ============   ============   ============
        Weighted average number of shares outstanding ................     54,553,469     52,121,108     54,553,469     52,055,335
                                                                         ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended December 31,
                                                                              --------------------------------
                                                                                   2001               2000
                                                                              --------------    --------------
                                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) .................................................   $    1,060,407    $  (36,188,963)
        Adjustments to reconcile net income (loss) to net cash used in net operating activities:
                Depreciation and amortization .............................        1,285,284        12,940,608
                Other non-cash charges and credits:
                        Stock-based compensation ..........................          330,090           565,958
                        Bad debt expense ..................................        2,460,000         1,038,592
                        Equity in loss of investments .....................        1,062,649         5,412,574
                        Loss on sale of fixed assets ......................           (3,086)               --
                        Impairment loss ...................................          121,932         1,573,594
                        Gain on net assets to be liquidated ...............      (15,701,336)               --
                Change in operating assets and liabilities:
                        Accounts receivable ...............................         (668,024)       (4,813,002)
                        Prepaid expenses and other receivables ............           36,458          (179,503)
                        VAT receivable ....................................        1,405,929           827,568
                        Restricted cash ...................................           (7,345)         (272,727)
                        Accounts payable ..................................        7,883,553           339,246
                        Accrued other .....................................         (840,124)        5,670,409
                        Accrued interest payable ..........................          115,688            50,758
                        Customer deposits and deferred revenue ............         (259,693)          202,289
                                                                              --------------    --------------
Net cash used in operating activities .....................................       (1,717,618)      (12,832,599)
                                                                              --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Deposits (made) received ..........................................          (11,865)         (303,919)
        Purchase of property and equipment ................................               --        (2,062,649)
        Sale of property and equipment ....................................          170,642                --
        (Investments in) Distributions from investments ...................          386,998        (1,056,112)
                                                                              --------------    --------------
Net cash provided by (used in) investing activities .......................          545,775        (3,422,680)
                                                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Shareholder repayment of note receivable ..........................               --            96,984
        Payments on capital leases ........................................       (1,119,486)       (1,380,211)
        Repayments on notes payable .......................................               --           350,000
        Issuance of notes receivable - affiliate, net .....................               --           (84,096)
        Issuance of common and preferred stock ............................               --         6,524,000
                                                                              --------------    --------------
Net cash provided by (used in) financing activities .......................       (1,119,486)        5,506,677
                                                                              --------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................       (2,291,329)      (10,748,602)
CASH HELD BY SUBSIDIARIES IN BANKRUPTCY TO BE LIQUIDATED ..................          (42,120)               --
CASH AND CASH EQUIVALENTS, beginning of year ..............................       16,696,537        40,764,246
                                                                              --------------    --------------
CASH AND CASH EQUIVALENTS, end of period ..................................   $   14,363,088    $   30,015,644
                                                                              ==============    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

        Cash paid for:
                Interest ..................................................   $      496,839    $      580,957
                                                                              ==============    ==============
                Taxes .....................................................   $           --    $           --
                                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
        INVESTING AND FINANCING ACTIVITIES:

        Purchases of equipment under capital leases .......................   $           --    $    2,003,904
                                                                              ==============    ==============




The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

     (a) General

     Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing international telecommunications services over a facilities-based network. References to "Novo Networks," "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of these operating subsidiaries and the registrant under the Securities Exchange Act of 1934. We will refer to those subsidiaries in bankruptcy under Chapter 11 as our "debtor subsidiaries" throughout this Quarterly Report. Our debtor subsidiaries are debtors-in-possession under Chapter 11 of the Bankruptcy Code.

     Due to the planned liquidation of substantially all of our debtor subsidiaries' assets pursuant to Chapter 11 of the Bankruptcy Code, we currently have no operations. We are not providing any products or services of any kind (including telecommunications services) to any customers. As discussed further below, in the accompanying consolidated financial statements we have applied (i) liquidation accounting to our debtor subsidiaries and (ii) going concern accounting to Novo Networks.

     Our common stock is currently listed on the Over the Counter, or OTC, Bulletin Board. Previously, our shares were listed on the Nasdaq National Market System. However, on July 30, 2001, the Nasdaq Stock Market Inc. temporarily suspended the trading of our common stock pending satisfactory resolution of concerns related to the effects of our debtor subsidiaries' bankruptcy proceedings and our ability to satisfy certain of its minimum listing requirements. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. On October 30, 2001, we filed an appeal with Nasdaq. This filing stayed the delisting until the Nasdaq Listing Qualifications Panel heard the appeal, which occurred on December 13, 2001. On December 31, 2001, the Nasdaq Panel denied our request for continued listing on the Nasdaq National Market System and delisted our stock on that same day.

     (b) Bankruptcy Proceedings

     On April 2, 2001, one of our subsidiaries, Internet Global Services, Inc., or iGlobal, filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, due to iGlobal's inability to service its debt obligations, contingent liabilities and Novo Network's inability to raise sufficient capital to continue to fund operating losses at iGlobal. As a result of the Chapter 7 filing, during the year ended June 30, 2001, we recorded an impairment loss of $62.4 million, the majority of which related to non-cash goodwill recorded in connection with the acquisition of iGlobal.

     On July 30, 2001, certain of our remaining subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

     We have set forth below a table summarizing the current status of our wholly owned subsidiaries.


                                                                                                      SUBJECT TO
                                                                                                      BANKRUPTCY
              WHOLLY OWNED SUBSIDIARY                             DATE ACQUIRED       STATUS*        PROCEEDINGS?
   ---------------------------------------------                  -------------      ---------      ---------------

     Novo Networks Operating Corp.                                    2/8/00**        Active       Yes, Chapter 11

     AxisTel Communications, Inc.                                    9/23/99         Inactive      Yes, Chapter 11

     Novo Networks International Services, Inc.                      9/23/99         Inactive      Yes, Chapter 11

     Novo Networks Global Services, Inc.                             9/23/99         Inactive      Yes, Chapter 11

     Web2Dial Communications, Inc.                                   9/23/99         Inactive             No

     Novo Networks Metro Services, Inc.                              9/23/99         Inactive      Yes, Chapter 11

     Novo Networks Metro Services (Virginia), Inc.                   9/23/99         Inactive             No

     Novo Networks Media Services, Inc.                              9/23/99         Inactive             No

     Novo Networks (UK) Ltd.                                         9/23/99         Inactive             No

     e.Volve Technology Group, Inc.                                 10/20/99         Inactive      Yes, Chapter 11

     e.Volve Technology Group de Mexico, S.A. de C.V.               10/20/99         Inactive             No

     Internet Global Services, Inc.                                  3/10/00         Inactive       Yes, Chapter 7

     eVentures Holdings, LLC                                          9/7/99**        Active              No



     ----------

     * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations.

     **  Indicates date of incorporation.

     As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to creditors of our debtor subsidiaries. However, subsequent to that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic and a decision was made to amend the plan. The amended plan and disclosure statement were filed with the Bankruptcy Court on December 31, 2001. This subsequent plan contemplates a liquidation of substantially all of the assets of our debtor subsidiaries under Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned. It is not possible to predict the outcome of our debtor subsidiaries' bankruptcy proceedings in general or the effects of such proceedings on the business of Novo Networks or on the interests of our creditors or stockholders.

     As of December 31, 2001, and pursuant to the amended bankruptcy filings, we effectively have no operations, no sources of revenue and no profits unless and until we promulgate and implement a new business plan. We cannot predict when or if this new business plan will be put into place, what it may entail or whether we will be successful in such a new and untried business venture.

     A hearing was held on January 14, 2002, at which time the Bankruptcy Court approved the amended disclosure statement with certain minor modifications. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets within the Chapter 11 bankruptcy proceedings. A creditors committee has not yet been formed. However, the possibility exists that prior to the approval of the amended plan of liquidation such a committee could be formed and it or individual creditors could object to confirmation of the amended plan. In addition, it is possible that the amended plan will not meet the statutory requirements for confirmation, which could result in a conversion of the debtor subsidiaries' Chapter 11 proceedings to Chapter 7 proceedings.

     The consolidated financial statements as of and prior to June 30, 2001, contained in this Quarterly Report, were prepared in accordance with generally accepted accounting principles applicable to a going concern, and did not purport to reflect or to provide for all of the possible consequences of the Chapter 11 bankruptcy proceedings.

     Specifically, the consolidated financial statements did not present the amounts which would ultimately be paid to settle liabilities and contingencies that may be required in the Chapter 11 bankruptcy proceedings or the effect of any changes that may be made in connection with our debtor subsidiaries' capitalization or operations resulting from any plan. Moreover, any such plan is subject to acceptance by the compromised creditors of our debtor subsidiaries and approval by the Bankruptcy Court.

     The consolidated financial statements as of and for the period ended December 31, 2001, contained in this Quarterly Report, are reflective of two separate accounting methodologies. For Novo Networks and our subsidiaries, which are not involved in bankruptcy proceedings (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern. For our debtor subsidiaries, which are involved in Chapter 11 bankruptcy proceedings, the financial statements have been prepared in accordance with generally accepted accounting principles applicable to a liquidating entity. All such assets have been stated at estimated realizable values. Similarly, liabilities have been reflected at estimated settlement amounts, subject to the approval of the Bankruptcy Court, with those secured by specific assets being offset against such assets. We have recorded an accrual estimate of $0.5 million in the accompanying financial statements for the costs of liquidating substantially all of the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

     (c) Ability to Continue as a Going Concern

     Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001, contained in our most recent Annual Report on Form 10-K, as amended, that states that our financial statements were prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

     (d) Accounting Under Bankruptcy

     As previously discussed, the December 31, 2001 financial statements have been prepared using the liquidation basis accounting for our debtor subsidiaries.

     The estimated realizable values of assets and settlement amounts of liabilities may be different from the proceeds ultimately received or payments made. As a result of reflecting the liquidation values of assets and liabilities, we have recorded a gain on net assets to be liquidated of $15.7 million in the accompanying consolidated statement of operations for the quarter ended December 31, 2001.

     The estimated realizable values of assets were based upon: (i) initial indications from a sealed bid auction process for a contract for an indefeasible right to use, or IRU, (ii) on-going discussions with potential buyers of our debtor subsidiaries' network assets and (iii) consultation with our debtor subsidiaries' retained auctioneer firm and outside financial consultants regarding the remaining assets.

2.   LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, Novo Networks had consolidated current assets of $16.4 million, including cash and cash equivalents of $14.4 million. Net liabilities to be liquidated at December 31, 2001 were $1.1 million. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand. Furthermore (as discussed in Note 1), our debtor subsidiaries are debtors-in-possession under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing, of which $0.15 million had been advanced as of December 31, 2001, and $0.59 million as of February 14, 2002. The credit facility makes funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. This credit facility provides for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the Bankruptcy Code on substantially all of the debtor subsidiaries' assets. The facility maintains a default interest rate of prime plus 5.0% per annum. The following non-debtor subsidiaries of Novo Networks have unconditionally guaranteed the credit facility to us:

         o    e.Volve Technology Group de Mexico, S.A. de C.V.

         o    Novo Networks (UK) Ltd.

         o    Web2Dial Communications, Inc.

         o    Servicios Professionales J.R.J.S., S.A. de C.V.

         o    Novo Networks Media Services, Inc.

         o    Novo Networks Metro Services (Virginia), Inc.

     No assurances can be given that such a facility will prove to be adequate. The debtors-in-possession financing expires on February 28, 2002.

     Accordingly, our debtor subsidiaries may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all.

     During the quarter ended December 31, 2001, our consolidated revenues were principally derived from the provision of voice services by e.Volve, which typically generated minimal, if any, gross margin. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only customer had been Qwest Communications Corporation. Qwest accounted for approximately 70% of consolidated revenues for the six months ended December 31, 2001. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' plan of liquidation, certain causes of action are expected to be brought against Qwest.

     We currently anticipate that we will have no revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries which have historically provided all or significant revenues for Novo Networks on a consolidated basis and (ii) uncertainties surrounding our plan to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

     Novo Networks and its non-debtor subsidiaries currently have $14.4 million of cash and $13.9 million of net working capital. Novo Networks and its non-debtor subsidiaries currently have a monthly cash requirement of $0.3 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. Accordingly, we may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize Novo Networks' ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries through the liquidation process, (ii) ongoing general and administrative expenses of Novo Networks and (iii) the undetermined capital requirements relating to our plan to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

3.   GENERAL

     The accompanying consolidated financial statements as of and for the three and six month periods ended December 31, 2001 and 2000, have been prepared by Novo Networks, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission, or SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of Novo Networks' operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001 as filed with the SEC.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Novo Networks and all of our wholly owned subsidiaries. The consolidated financial statements of Novo Networks presented as of December 31, 2001 do not include the accounts of iGlobal due to our management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the Bankruptcy Code.

     We have not provided for an income tax provision in the accompanying consolidated statements of operations, as significant net operating losses have been created in prior periods. Such net operating losses would eliminate any current or deferred tax provisions in the three and six-month periods ended December 31, 2001.

     Certain fiscal 2001 balances have been reclassified for comparative purposes to be consistent with the fiscal 2002 presentation. Such reclassifications have no impact on reported net income (loss). All significant inter-company accounts have been eliminated.

4.   LONG-LIVED ASSETS

     Our long-lived assets consist of property and equipment. In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," we have assessed the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.

     During the six months ended December 31, 2001, we recorded a write down of long-lived assets of $7.5 million. The amount of the write-down is included in gain on net assets to be liquidated. During fiscal 2001, we recorded an impairment loss related to goodwill and certain property and equipment totaling $120.5 million. As previously discussed, the December 31, 2001 financial statements have been prepared on a liquidation basis for our debtor subsidiaries. As such, assets and liabilities of the debtor subsidiaries are recorded at the estimated realizable values of assets and estimated settlement amounts of liabilities.

5.   NET EARNINGS (LOSS) PER SHARE

     We calculated earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements for entities with complex capital structures. Basic earnings per share is computed as net income (loss) less preferred dividends of $302,568, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Diluted earnings per share have been presented for the effects of convertible preferred stock. If the preferred stock had been converted, the amount of common stock outstanding would increase by 2.2 million shares. For the six months ended December 31, 2001, diluted earnings per share has not been calculated, as the assumed conversion would be antidilutive.

6.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 consists of leasehold improvements, computer equipment and furniture and fixtures. Network equipment under capital leases, IRU fiber optic circuits and network equipment at December 31, 2001 have been classified as assets to be liquidated. Each class of assets is depreciated over its estimated useful life using the straight-line method. For those network assets, including the IRU fiber contract, depreciation has been recorded through December 31, 2001. On a going forward basis and as a result of the plan of liquidation of substantially all of the assets of our debtor subsidiaries, such assets will no longer be depreciated prior to liquidation.

7.   EQUITY INVESTMENTS

     We have minority equity investments in development stage Internet and communications companies. We account for the majority of our investments using the equity method. For the six months ended December 31, 2001, we continued to record our proportionate share of equity losses, which totaled $1.1 million. Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $10.8 million was recorded during fiscal 2001. For those equity investments, which have been impaired completely, we ceased recording our share of losses incurred by the investee. During the six months ended December 31, 2001, we were notified by an investee of a distribution of its investment and received payment on October 29, 2001 of approximately $0.4 million. This distribution is recorded in other income.

8.   DISPOSAL OF IGLOBAL

     In March 2001, we made the decision to dispose of our investment in iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the Bankruptcy Code. All of iGlobal's product offerings have been discontinued or abandoned. As a result of the disposition, we recorded an impairment loss of $62.4 million during fiscal 2001, principally related to non-cash goodwill recorded in connection with the initial acquisition of iGlobal. A court appointed trustee controls the operations of iGlobal and, accordingly, we have not included the accounts of iGlobal in our consolidated balance sheet. The iGlobal results of operations have been included from March 10, 2000, the date of acquisition, through April 2, 2001. As a result of the disposition, we eliminated $3.7 million in assets excluding goodwill and $9.1 million in liabilities from our consolidated balance sheet. We believe we have no further liabilities or contingencies resulting from the iGlobal disposition.

     The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of the fiscal period presented:


                                                           For the Six Months
                                                        Ended December 31, 2000
                                                        -----------------------

Revenues ..............................................  $          38,205,238
Loss from operations, before other income .............  $         (19,650,563)
Net loss available to common shareholders .............  $         (26,730,575)
Net loss per share - (basic and diluted) ..............  $               (0.51)
                                                         =====================

9.   RESTRUCTURING CHARGE

     In October 2000, we began the execution of a plan to consolidate the assets, network and management of our wholly owned operating subsidiaries into a single broadband network and communication services company. The plan had a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. We recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000. Amounts not utilized for their intended purpose of $0.4 million were reversed to operating expense as of June 30, 2001.

     The restructuring charge, net of reversals, of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million, (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and non-cash charges of $2.4 million, primarily for the write-down of impaired assets and the fair value of stock options granted to a former employee as part of his separation agreement. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of retail Internet access services.

     A summary of the completed reorganization and restructuring activities follows:


                                    BALANCE AT        FISCAL         BALANCE AT
                                      JUNE 30,        2002          DECEMBER 31,
                                       2001        UTILIZATION         2001
                                   ------------    ------------    ------------
Abandonment of leased facilities        426,297        (426,297)             --

                                   ------------    ------------    ------------
                                   $    426,297    $   (426,297)   $         --
                                   ============    ============    ============


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

         o statements regarding our ability to successfully liquidate substantially all of the assets of our debtor subsidiaries under Chapter 11 without causing a material adverse impact on Novo Networks;

         o statements regarding our ability to collect amounts owed by Qwest and successfully pursue causes of action against Qwest;

         o statements regarding our ability to successfully redeploy our remaining cash assets;

         o statements regarding the ability of our subsidiary debtors to successfully liquidate substantially all of their assets in bankruptcy; and

         o statements regarding the estimated liquidation value of assets and settlement amounts of liabilities.

Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Company" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2001, as amended, filed with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Novo Networks and our wholly owned subsidiaries for all periods presented. On April 2, 2001, iGlobal, one of our subsidiaries, filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements from its acquisition on March 10, 2000 through commencement of Chapter 7 bankruptcy proceedings on April 2, 2001. The consolidated balance sheets of Novo Networks as of June 30, 2001 and December 31, 2001 do not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31,

2001. On July 30, 2001, our principal operating subsidiaries, including AxisTel and e.Volve and certain of their subsidiaries, filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. During the six months ended December 31, 2001, all of the revenues and direct costs reflected in the consolidated financial statements of Novo Networks resulted from the operations of e.Volve and AxisTel.

The consolidated financial statements as of and for the period ended December 31, 2001, contained in this Quarterly Report, are reflective of two separate accounting methodologies. For Novo Networks and our subsidiaries which are not involved in bankruptcy proceedings (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern. For our debtor subsidiaries, which are involved in Chapter 11 bankruptcy proceedings, the financial statements have been prepared in accordance with generally accepted accounting principles applicable to a liquidating entity. All such assets have been stated at estimated realizable values. Similarly, liabilities have been reflected at estimated settlement amounts, subject to the approval of the Bankruptcy Court, with those secured by specific assets being offset against such assets. We have recorded an accrual estimate of $0.5 million in the accompanying financial statements for the costs of liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

OVERVIEW

Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the United States economy as a whole, we did not raise the additional capital required to complete the build-out of our operating subsidiaries' global broadband network. As a result, during the third quarter ended March 31, 2001, we:

         o delayed capital expenditures relating to the expansion of the global broadband network;

         o     downsized the workforce by approximately 30%; and

         o     discontinued the operations of iGlobal.

These measures were taken in an attempt to reduce costs and streamline operations.

Following the March 2001 restructuring, we undertook a strategic review of our businesses. Our board of directors determined after such a review that it was appropriate to examine the possible sale or merger of our voice business subsidiaries in order to maximize the potential value therein to our shareholders. We retained JP Morgan to assist in this regard. However, JP Morgan was unable to locate a buyer.

Faced with a continuing deterioration of their businesses and a calamitous downturn in the telecommunications markets generally, our operating subsidiaries took the following actions during June of 2001:

         o     further reduced their workforce by 23, a 24% reduction; and

         o     evaluated their strategic options.

During this same period, our chief executive officer, chief operating officer and certain directors tendered their resignations in order to pursue other interests. None of these officers or directors resigned, to the knowledge of current management, because of a disagreement with Novo Networks relating to our operations, policies or practices.

On July 30, 2001, certain of our remaining subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.

                                                                                                      SUBJECT TO
                                                                                                      BANKRUPTCY
                   WHOLLY OWNED SUBSIDIARY                        DATE ACQUIRED       STATUS*        PROCEEDINGS?
     --------------------------------------------------          ---------------    ---------     -----------------

     Novo Networks Operating Corp.                                    2/8/00**        Active       Yes, Chapter 11

     AxisTel Communications, Inc.                                    9/23/99         Inactive      Yes, Chapter 11

     Novo Networks International Services, Inc.                      9/23/99         Inactive      Yes, Chapter 11

     Novo Networks Global Services, Inc.                             9/23/99         Inactive      Yes, Chapter 11

     Web2Dial Communications, Inc.                                   9/23/99         Inactive             No

     Novo Networks Metro Services, Inc.                              9/23/99         Inactive      Yes, Chapter 11

     Novo Networks Metro Services (Virginia), Inc.                   9/23/99         Inactive             No

     Novo Networks Media Services, Inc.                              9/23/99         Inactive             No

     Novo Networks (UK) Ltd.                                         9/23/99         Inactive             No

     e.Volve Technology Group, Inc.                                 10/20/99         Inactive      Yes, Chapter 11

     e.Volve Technology Group de Mexico, S.A. de C.V.               10/20/99         Inactive             No

     Internet Global Services, Inc.                                  3/10/00         Inactive       Yes, Chapter 7

     eVentures Holdings, LLC                                          9/7/99**        Active              No


     ---------------------

     * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations.

     ** Indicates date of incorporation.

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to creditors of our debtor subsidiaries. However, subsequent to that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic and a decision was made to amend the plan. The amended plan and disclosure statement were filed with the Bankruptcy Court on December 31, 2001. This subsequent plan contemplates a liquidation of substantially all of the assets of our debtor subsidiaries under Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned. It is not possible to predict the outcome of our debtor subsidiaries' bankruptcy proceedings in general or the effects of such proceedings on the business of Novo Networks or on the interests of our creditors or stockholders.

As of December 31, 2001, and pursuant to the amended bankruptcy filings, we effectively have no operations, no sources of revenue and no profits unless and until we promulgate and implement a new business plan. We cannot predict when or if this new business plan will be put into place, what it may entail or whether we will be successful in such a new and untried business venture.

A hearing was held on January 14, 2002, at which time the Bankruptcy Court approved the amended disclosure statement with certain minor modifications. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets within the Chapter 11 bankruptcy proceedings. A creditors committee has not yet been formed. However, the possibility exists that prior to the approval of the amended plan of liquidation such a committee could be formed and it or individual creditors could object to confirmation of the amended plan. In addition, it is possible that the amended plan will not meet the statutory requirements for confirmation, which could result in a conversion of the debtor subsidiaries' Chapter 11 proceedings to Chapter 7 proceedings.

During the quarter ended December 31, 2001, our consolidated revenues were principally derived from the provision of voice services by e.Volve, which typically generated minimal, if any, gross margin. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only customer had been Qwest Communications Corporation. Qwest accounted for approximately 70% of consolidated revenues for the six months ended December 31, 2001. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' plan of liquidation, certain causes of action are expected to be brought against Qwest. In addition and in connection with the debtor subsidiaries' bankruptcy proceedings, AxisTel ceased all broadband services and substantially all of the assets associated with such services are being liquidated consistent with the Bankruptcy Code.

We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the plan of liquidation, substantially all of the telecommunications network assets of the debtor subsidiaries are being sold, and Novo Networks will be unable to provide such services in the future.

Revenues. For the quarter ended December 31, 2001, revenues were generated through the sale of products and services, which can be divided into two product groups: broadband services and voice services. Broadband services consisted of transport services such as private line, Asynchronous Transfer Mode, frame relay and co-location services. Voice services included the delivery of communications services to end-users. Voice services consisted principally of packet-based voice services and prepaid calling services. Product and service revenues were generally measured and billed on a per minute basis.

Historically, we derived substantially all of our consolidated revenues from the sale of voice and broadband services of e.Volve and AxisTel, subsidiaries of Novo Networks. Agreements with wholesale customers for the provisions of these services were typically short term in duration and rates were subject to change from time to time. For the six months ended December 31, 2001, Qwest accounted for 70% of the consolidated revenues. Since December of 2001, e.Volve has not terminated voice traffic for Qwest or any other customers. We currently do not anticipate that AxisTel, e.Volve or any of the debtor subsidiaries will have revenue from telecommunications or any other services in the near term.

Direct Costs (excluding depreciation and amortization). Direct costs, excluding depreciation and amortization, include per minute termination charges, lease payments and fees for fiber optic cable. Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis. Additionally, while direct costs incurred for leasing communications network capacity have declined, existing lease agreements are generally at fixed rates for periods of one year or longer.

As of December 31, 2001, we provided international telecommunication services only from the United States to Mexico through e.Volve's operations. The majority of e.Volve's termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, e.Volve was exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the United States dollar. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Continued fluctuation in the exchange rate may make it cheaper or more expensive to purchase pesos to meet e.Volve's peso denominated expenses. Since December of 2001, e.Volve has not terminated voice traffic for Qwest or any other customers and, as such, its exposure to exchange rate risk due to fluctuation of the Mexican peso has lessened.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas. Our debtor subsidiaries have facilities in Jersey City, New Jersey, Overland Park, Kansas, Dallas, Texas, Miami, Florida and Mexico City, Mexico. On July 29, 2001, we entered into an Administrative Services Agreement with our debtor subsidiaries pursuant to which we agreed to provide our debtor subsidiaries with accounting, billing and collections, human resources, payroll, information systems, operational and network support, limited non-bankruptcy legal and regulatory services and various related secretarial and administrative services. In return for these services, our debtor subsidiaries pay a weekly fee of $30,000. As of December 31, 2001, our debtor subsidiaries had an outstanding payable to Novo Networks relating to this agreement of $0.12 million, which is eliminated in consolidation.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. Due to the significant impairment losses recorded during fiscal 2001, we expect our depreciation and amortization costs to decrease significantly.

Equity in Loss of Investments. Equity in loss of investments results from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our affiliate's operating losses and amortization of our net excess investment over our equity in each of our investment's net assets is included in equity in loss of affiliates. We anticipate that our strategic investments will continue to incur operating losses and we expect to record future charges to earnings as we record our proportionate share of such losses incurred by the investee.

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results



                                                                                      Three Months Ended December 31,
                                                                          --------------------------------------------------------
                                                                              2001          %              2000            %
                                                                          ------------  -----------    ------------   ------------
                                                                                                (unaudited)

Revenues ...............................................................  $  1,799,305        100.0%   $ 20,593,654          100.0%
Direct costs (except for depreciation and amortization shown below) ....     4,982,849        276.9%     20,692,793          100.5%
                                                                          ------------  -----------    ------------   ------------
     Gross profit (loss) ...............................................    (3,183,544)      (176.9%)       (99,139)          (0.5%)

Selling, general and administrative expenses ...........................     2,305,984        128.2%      7,860,432           38.2%
Stock-based compensation ...............................................       195,521         10.9%             --            0.0%
Reorganization and restructuring charge ................................            --          0.0%      4,325,451           21.0%
Depreciation and amortization ..........................................       641,064         35.6%      6,471,673           31.4%
                                                                          ------------  -----------    ------------   ------------
Loss from operations, before
     other (income) expense ............................................    (6,326,113)      (351.6%)   (18,756,695)         (91.1%)

Other (income) expenses:
     Interest expense (income), net ....................................        81,840          4.5%       (148,270)          (0.7%)
     Equity in loss of investments .....................................       643,357         35.8%      1,341,585            6.5%
     Foreign currency loss .............................................        88,695          4.9%         25,026            0.1%
     Gain on net assets to be liquidated ...............................   (15,701,336)      (872.6%)            --            0.0%
     Other .............................................................        (4,458)        (0.2%)        19,989            0.1%
                                                                          ------------  -----------    ------------   ------------
                                                                           (14,891,902)      (827.6%)     1,238,330            6.0%
                                                                          ------------  -----------    ------------   ------------
Net income (loss) ......................................................  $  8,565,789                 $(19,995,025)
                                                                          ------------                 ------------
Imputed preferred dividend .............................................  $         --                 $ (2,299,750)

Net income (loss) available to common
     shareholders ......................................................  $  8,565,789                 $(22,294,775)
                                                                          ============                 ============
     Series D dividends for the period .................................  $    152,814                 $         --
                                                                          ============                 ============
     Net income (loss) available to common, net of dividends ...........  $  8,412,975                 $(22,294,775)
                                                                          ============                 ============
Basic
     Net income (loss) per share .......................................  $       0.16                 $      (0.43)
                                                                          ============                 ============
     Weighted average number of shares outstanding .....................    52,323,701                   52,121,108
                                                                          ============                 ============
Diluted
     Net income (loss) per share .......................................  $       0.16                 $      (0.43)
                                                                          ============                 ============
     Weighted average number of shares outstanding .....................    54,553,469                   52,121,108
                                                                          ============                 ============

                                                                                      Six Months Ended December 31,
                                                                          --------------------------------------------------------
                                                                              2001            %             2000           %
                                                                          ------------   ------------   ------------  ------------
                                                                                                     (unaudited)

Revenues ...............................................................  $ 10,486,982          100.0%  $ 39,190,681         100.0%
Direct costs (except for depreciation and amortization shown below) ....    14,520,735          138.5%    38,034,125          97.0%
                                                                          ------------   ------------   ------------  ------------
     Gross profit (loss) ...............................................    (4,033,753)         (38.5%)    1,156,556           3.0%

Selling, general and administrative expenses ...........................     8,162,027           77.8%    15,004,010          38.3%
Stock-based compensation ...............................................       330,090            3.1%            --           0.0%
Reorganization and restructuring charge ................................            --            0.0%     4,325,451          11.0%
Depreciation and amortization ..........................................     1,285,284           12.3%    12,940,608          33.0%
                                                                          ------------   ------------   ------------  ------------
Loss from operations, before
     other (income) expense ............................................   (13,811,154)        (131.7%)  (31,113,513)        (79.4%)

Other (income) expenses:
     Interest expense (income), net ....................................       122,245            1.2%      (454,325)         (1.2%)
     Equity in loss of investments .....................................     1,062,649           10.1%     5,412,574          13.8%
     Foreign currency loss .............................................        95,128            0.9%        22,181           0.1%
     Gain on net assets to be liquidated ...............................   (15,701,336)        (149.7%)           --           0.0%
     Other .............................................................      (450,247)          (4.3%)       95,020           0.2%
                                                                          ------------   ------------   ------------  ------------
                                                                           (14,871,561)        (141.8%)    5,075,450          13.0%
                                                                          ------------   ------------   ------------  ------------
Net income (loss) ......................................................  $  1,060,407                  $(36,188,963)
                                                                          ------------                  ------------
Imputed preferred dividend .............................................  $         --                  $ (2,299,750)

Net income (loss) available to common
     shareholders ......................................................  $  1,060,407                  $(38,488,713)
                                                                          ============                  ============
     Series D dividends for the period .................................  $    302,568                  $         --
                                                                          ============                  ============
     Net income (loss) available to common, net of dividends ...........  $    757,839                  $(38,488,713)
                                                                          ============                  ============
Basic
     Net income (loss) per share .......................................  $       0.01                  $      (0.74)
                                                                          ============                  ============
     Weighted average number of shares outstanding .....................    52,323,701                    52,055,335
                                                                          ============                  ============
Diluted
     Net income (loss) per share .......................................  $       0.01                  $      (0.74)
                                                                          ============                  ============
     Weighted average number of shares outstanding .....................    54,553,469                    52,055,335
                                                                          ============                  ============


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Revenues. Revenues decreased to $1.8 million during the three months ended December 31, 2001 from $20.6 million during the three months ended December 31, 2000, a decrease of 91%. Revenues for the three months ended December 31, 2001 were generated through the sale of (i) 98% voice services and (ii) 2% broadband services.

Revenues for the three months ended December 31, 2000 were generated through the sale of (i) 95% voice services, (ii) 3% broadband services and (iii) 2% Internet services. We anticipate little or no revenue will be generated in the near future based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for Novo Networks and (ii) uncertainty surrounding our plans to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

During the three months ended December 31, 2001, we transmitted 23.4 million minutes versus 214.9 million minutes during the three months ended December 31, 2000, a decrease of 89%. The decrease in revenues during the three months ended December 31, 2001 resulted from the significant decrease and eventual downturn of the data, wholesale and prepaid card businesses for AxisTel, as well as reduced minutes to Mexico for e.Volve. The decrease can also be attributed to lower rates per minute earned on all voice traffic during the current quarter. As a result of the iGlobal bankruptcy filing there was no Internet service revenues during the current reporting period.

Direct Costs (excluding depreciation and amortization). Direct costs, excluding depreciation and amortization, decreased to $5.0 million during the three months ended December 31, 2001 from $20.7 million during the three months ended December 31, 2000, a decrease of 76%. Direct costs decreased approximately $23.5 million during the current year period as a result of the decreased volume of minutes transmitted over our network. Direct costs as a percentage of revenues increased to 277% in the three months ended December 31, 2001 from 100.5% in the three months ended December 31, 2000 as a result of significant increases in termination rates.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $2.3 million during the three months ended December 31, 2001 from $7.9 million in the prior year period, a decrease of 71%. Selling, general and administrative expenses during the three months ended December 31, 2001 decreased primarily due to (i) downsizing of the workforce, (ii) closing facilities and (iii) reduction in operations as a result of the various bankruptcy proceedings, offset by nonrecurring increases in bad debt expenses and professional fees related to such proceedings. We anticipate that selling, general and administrative expenses will continue to decrease significantly as a result of the recent measures implemented to reduce costs and the conclusion of the various bankruptcy proceedings.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001 all of the goodwill was written-off; therefore, no amortization of goodwill was recorded during the three months ended December 31, 2001. Amortization of goodwill during the three months ended December 31, 2000 totaled $5.1 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $0.6 million compared to $1.4 million for the prior period. The decrease in depreciation expense during the current quarter is the result of asset impairment charges taken during the fiscal year ended June 30, 2001 and the three months ended December 31, 2001.

Interest Expense (Income), Net. We recorded interest expense, net of interest income from cash investments, of $0.1 million for the three months ended December 31, 2001 compared to interest income of $0.1 million for the three months ended December 31, 2000. The decrease in interest income during the December 31, 2001 quarter resulted from lower cash balances generating interest.

Equity in Loss of Investments. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investment's operating losses and amortization of our net excess investment over equity in each of our investment's net assets is included in equity in loss of affiliates. Equity in loss of investments was $0.6 million during the three months ended December 31, 2001 compared to $1.3 million in the prior year period. This loss primarily resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). We anticipate that our strategic investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses. For those investments that were impaired completely in fiscal 2001, we have ceased recording our share of losses incurred by the investee.

Foreign Currency Loss. Foreign currency loss during the three months ended December 31, 2001 was $88,700 compared to a loss of $25,000 during the prior year period. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

Revenues. Revenues decreased to $10.5 million during the six months ended December 31, 2001 from $39.2 million during the six months ended December 31, 2000, a decrease of 73%. Revenues for the six months ended December 31, 2001 were generated through the sale of (i) 97% voice services and (ii) 3% broadband services. Revenues for the six months ended December 31, 2000 were generated through the sale of (i) 94% voice services, (ii) 4% broadband services and (iii) 2% Internet services. We anticipate little or no revenue will be generated in the near future based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for Novo Networks, and (ii) uncertainties surrounding our plans to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

During the six months ended December 31, 2001, we transmitted 134.1 million minutes versus 384.2 million minutes during the six months ended December 31, 2000, a decrease of 65%. The decrease in revenues during the six months ended December 31, 2001 resulted from the significant decrease and eventual downturn of the data, wholesale and prepaid card businesses for AxisTel, as well as reduced minutes to Mexico for e.Volve. The decrease can also be attributed to lower rates per minute earned on all voice traffic during the current period. As a result of the iGlobal bankruptcy filing there were no Internet service revenues during the current reporting period.

Direct Costs (excluding depreciation and amortization). Direct costs, excluding depreciation and amortization, decreased to $14.5 million during the six months ended December 31, 2001 from $38.0 million during the six months ended December 31, 2000, a decrease of 62%. Direct costs decreased approximately $23.5 million during the current year period as a result of the decreased volume of minutes transmitted over our network. Direct costs as a percentage of revenues increased to 139% in the six months ended December 31, 2001 from 97% in the six months ended December 31, 2000 as a result of significant increases in termination rates.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $8.2 million during the six months ended December 31, 2001 from $15.0 million in the prior year period, a decrease of 46%. Selling, general and administrative expenses during the six months ended December 31, 2001 decreased primarily due to (i) downsizing of the workforce, (ii) closing facilities and (iii) reduction in operations as a result of the various bankruptcy proceedings, offset by nonrecurring increases in bad debt expenses and professional fees related to such proceedings. We anticipates that selling, general and administrative expenses will continue to decrease significantly as a result of the recent measures implemented to reduce costs and the conclusion of the various bankruptcy proceedings.

Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001 all of the goodwill was written-off, therefore no amortization of goodwill was recorded during the six months ended December 31, 2001. Amortization of goodwill during the six months ended December 31, 2000 totaled $10.2 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $1.3 million compared to $2.7 million for the prior period. The decrease in depreciation expense during the current quarter is the result of an asset impairment charge taken during the fiscal year ended June 30, 2001.

Interest Expense (Income), Net. We recorded interest expense, net of interest income from cash investments, of $0.1 million for the six months ended December 31, 2001 compared to interest income, net of interest expense, of $0.5 million for the six months ended December 31, 2000. The decrease in interest income during the December 31, 2001 quarter resulted from lower cash balances generating interest.

Equity in Loss of Investments. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investment's operating losses and amortization of our net excess investment over equity in each of our investment's net assets is included in equity in loss of investments. Equity in loss of investments was $1.1 million during the six months ended December 31, 2001 compared to $5.4 million in the prior year period. This loss primarily resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). We anticipate that our strategic investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record its proportionate share of such losses. For those investments that were impaired completely in fiscal 2001, we have ceased recording our share of losses by the investee.

Foreign Currency Loss. Foreign currency loss during the six months ended December 31, 2001 was $95,000 compared to a loss of $22,000 during the prior year period. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, Novo Networks had consolidated current assets of $16.4 million, including cash and cash equivalents of $14.4 million. Net liabilities to be liquidated at December 31, 2001 were $1.1 million. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available to us in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand. Furthermore (as discussed in Note 1), our debtor subsidiaries are debtors-in-possession under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing, of which $0.15 million had been advanced as of December 31, 2001, and $0.59 million as of February 14, 2002. The credit facility makes funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. This credit facility provides for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the Bankruptcy Code on substantially all of the debtor subsidiaries' assets. The facility maintains a default interest rate of prime plus 5.0% per annum. The following non-debtor subsidiaries of Novo Networks have unconditionally guaranteed the credit facility to us:

         o     e.Volve Technology Group de Mexico, S.A. de C.V.

         o     Novo Networks (UK) Ltd.

         o     Web2Dial Communications, Inc.

         o     Servicios Professionales J.R.J.S., S.A. de C.V.

         o     Novo Networks Media Services, Inc.

         o     Novo Networks Metro Services (Virginia), Inc.


No assurances can be given that such a facility will prove to be adequate. The debtors-in-possession financing expires on February 28, 2002.

Accordingly, our debtor subsidiaries may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all.

During the quarter ended December 31, 2001, our consolidated revenues were principally derived from the provision of voice services by e.Volve, which typically generated minimal, if any, gross margin. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only customer had been Qwest Communications Corporation. Qwest accounted for approximately 70% of consolidated revenues for the six months ended December 31, 2001. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' plan of liquidation, certain causes of action are expected to be brought against Qwest.

We currently anticipate that we will have no revenue in the near term based on
(i) the termination of the operations of our debtor subsidiaries which have historically provided all or significant revenues for Novo Networks on a consolidated basis and (ii) uncertainties surrounding our plan to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

Novo Networks and its non-debtor subsidiaries currently have $14.4 million of cash and $13.9 million of net working capital. Novo Networks and its non-debtor subsidiaries currently have a monthly cash requirement of $0.3 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. Accordingly, we may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize Novo Networks' ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries through the liquidation process, (ii) ongoing general and administrative expenses of Novo Networks and (iii) the undetermined capital requirements relating to our plan to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

Cash flows from operating activities. Cash used in operating activities for the six months ended December 31, 2001 totaled $1.7 million compared to $12.8 million for the six months ended December 31, 2000. The decreased use of cash in our operating activities is primarily attributable to the downturn of operations resulting from the bankruptcy proceedings. During the six months ended December 31, 2001, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $9.4 million and an increase in accounts receivable of $0.7 million, partially offset by a net increase in accounts payable and accrued liabilities of $7.0 million. During the six months ended December 31, 2000 cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $14.7 million and an increase in accounts receivable of $4.8 million, partially offset by a net increase in accounts payable and accrued liabilities of $6.0 million.

Cash flows from investing activities. Net cash provided by investing activities was $0.5 million for the six months ended December 31, 2001 compared to net cash used of $3.4 million for the same period in the prior year. Net cash provided by investing activities in the current period consisted primarily of cash received from one of our investees of $0.4 million. Investing activities in the prior year period consisted primarily of purchases of network equipment of $2.1 million and equity investments of $1.1 million.

Cash flows from financing activities. Cash flows provided by financing activities during the six months ended December 31, 2001 totaled $1.1 million for capital lease payments. Cash flows used in financing activities during the prior year period totaled $5.5 million and consisted principally of (i) net proceeds from the issuance of 7,000 shares of Series D Preferred Stock and 450,001 shares of our common stock totaling $6.5 million, and (ii) borrowings under a credit agreement for equipment purchases of $0.4 million, offset partially by capital lease payments of $1.4 million.

ABILITY TO CONTINUE AS A GOING CONCERN

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001 contained in our most recent Annual Report on Form 10-K, as amended, that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

RECENT DEVELOPMENTS

Nasdaq Delisting. Our common stock is currently listed on the Over the Counter, or OTC, Bulletin Board. Previously, our shares were listed on the Nasdaq National Market System. However, on July 30, 2001, the Nasdaq Stock Market Inc. temporarily suspended the trading of our common stock pending satisfactory resolution of concerns related to the effects of our subsidiaries' bankruptcy proceedings and our ability to satisfy certain of its minimum listing requirements. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. On October 30, 2001, we filed an appeal with Nasdaq. This filing stayed the delisting until the Nasdaq Listing Qualifications Panel heard the appeal, which occurred on December 13, 2001. On December 31, 2001, the Nasdaq Panel denied our request for continued listing on the Nasdaq National Market System and delisted our stock on that same day.

Revised Bankruptcy Plan. As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to creditors of our debtor subsidiaries. However, subsequent to that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic and a decision was made to amend the plan. The amended plan and disclosure statement were filed with the Bankruptcy Court on December 31, 2001. This subsequent plan contemplates a liquidation of substantially all of the assets of our debtor subsidiaries under Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned. It is not possible to predict the outcome of our debtor subsidiaries' bankruptcy proceedings in general or the effects of such proceedings on the business of Novo Networks or on the interests of our creditors or stockholders.

Upon the liquidation of substantially all of our debtor subsidiaries' assets, we will effectively have no operations, no sources of revenue and no profits unless and until we promulgate and implement a new business plan. We cannot predict when or if this new business plan will be put into place, what it may entail or whether we will be successful in such a new and untried business venture.

A hearing was held on January 14, 2002, at which time the Bankruptcy Court approved the amended disclosure statement with certain minor modifications. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets within the Chapter 11 bankruptcy proceedings. A creditors committee has not yet been formed. However, the possibility exists that prior to the approval of the amended plan of liquidation such a committee could be formed and it or individual creditors could object to confirmation of the amended plan. In addition, it is possible that the amended plan will not meet the statutory requirements for confirmation, which could result in a conversion of the debtor subsidiaries' Chapter 11 proceedings to Chapter 7 proceedings.

Qwest Relationship. As described in a Press Release dated December 21, 2001, the debtor subsidiaries are no longer terminating traffic for Qwest over their network. Qwest had been the debtor subsidiaries' only customer. Since the time of that press release, the debtor subsidiaries have been unable to reach a satisfactory arrangement with Qwest pursuant to which Qwest would continue using their services. We do not expect that Qwest will resume the use of the debtor subsidiaries services in the future.

As part of our debtor subsidiaries' plan of liquidation, we expect that certain causes of action will be brought against Qwest. No assurances can be given that claims brought against Qwest will be successful or that Qwest will not file one or more counterclaims.

PLAN OF OPERATION

On August 21, 2001, we announced that we were attempting to diversify our business into financial services. We are continuing to explore the opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

Management of Novo Networks is also examining the investment opportunities available to it in other industries, outside of the financial services industry. Accordingly, our directors and executive officers have, in essence, unlimited flexibility in the investments they are permitted to examine. As such, we expect that management will consider, among others, the following factors when deciding upon an appropriate investment for Novo Networks' remaining cash assets:

         o the historical liquidity, financial condition and results of operation of the business or opportunity, if any;

         o the growth potential and future capital requirements of the business or opportunity;

         o the nature, competitive position and market potential of the products, processes or services of the business or opportunity;

         o the relative strengths and weaknesses of the intellectual property of the business or opportunity;

         o the education, experience and abilities of management and key personnel of the business or opportunity;

         o the regulatory environment within the business industry or opportunity; and

         o the market performance of equity securities of similarly situated companies in the business' industry or opportunity.

The foregoing is not an exhaustive list of the factors we may consider in our evaluation of a potential investment opportunity. We will also consider other factors that our officers and directors deem relevant under the circumstances. In evaluating a potential opportunity, we intend to conduct a due diligence review that will include, among other things:

         o     meetings with industry participants;

         o     meetings with management and/or "promoters;"

         o inspection of properties, facilities, material contracts, etc., if any;

         o     analysis of historical financial statements and projections; and

         o any other matters or things we believe are relevant under the circumstances.

The time, effort and expense associated with electing a revised business model and, therefore, an appropriate investment strategy for our remaining cash assets, cannot be predicted with any degree of accuracy. Further, our management has expended, and is expected to continue to expend, a significant amount of time dealing with the bankruptcy of our debtor subsidiaries. If our officers and directors do not devote adequate time to the investigation, due diligence and negotiation of appropriate investment opportunities, we may be unable to successfully redeploy our remaining cash assets. We cannot assure you that we will be successful in protecting, segregating or redeploying our remaining cash assets. Further, to the extent we are able to redeploy our remaining cash assets, we cannot assure you that our investment(s) will ultimately prove successful.

As of December 31, 2001, we maintained cash and cash equivalents of $14.4 million. We currently anticipate that as of March 31, 2002, we will have approximately $10.0 million of remaining cash available to redeploy into one or more investment opportunities and to support the monthly cash requirements of Novo Networks. We do not currently believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets potentially available for redeployment will be limited. Consequently, we will probably not be in a position to make a large number of investments and broad diversification is unlikely. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

We do not intend to provide information to our stockholders regarding potential business opportunities being considered by management. Our officers and directors will have the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, stockholders in Novo Networks will have no effective voice in decisions made by management and will be entirely dependent on management's judgment in the selection of an appropriate investment opportunity and the negotiation of the specific terms thereof.

Our plan of operation for the upcoming twelve months calls for the following:

         o continuing the liquidation of substantially all of the assets of our debtor subsidiaries in accordance with the Bankruptcy Code;

         o minimizing, to the extent possible, the expenses incurred by Novo Networks as the ultimate parent of the debtor subsidiaries;

         o determining, as quickly as reasonably possible, the viability of our plan to redeploy the assets of Novo Networks; and

         o identifying, negotiating and consummating one or more appropriate investment opportunities.

As previously indicated, we no longer expect to compete in the telecommunications industry (although we reserve the right to invest in any suitable opportunity). Consequently, we do not have any history on which to base an evaluation of our business and prospects going forward. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies adopting a new or dramatically changed business model after the failure (for whatever reason) of a prior business model. Some of the risks and difficulties we expect to encounter include our ability to:

         o     create and successfully execute a revised business plan;

         o locate, invest in and otherwise manage, a commercially viable base of suitable opportunities;

         o     manage and adapt to changing operations;

         o     respond effectively to competitive developments;

         o attract, retain and motivate qualified personnel, including those with appropriate industry experience; and

         o overcome the reputational issues associated with the failure of our previous business model.

Because of our management's possible lack of industry experience, we may have limited insight into trends and conditions that may exist or might emerge and affect our new investments. No assurances can be given that we will be in a position to redeploy our assets at the parent level or that if we do redeploy our assets, that we will successfully address these risks.

COMPETITION FOR SUITABLE INVESTMENT OPPORTUNITIES

We expect to encounter intense competition from other entities that have a similar business objective. Many potential competitors have significant cash resources that will be available for use following an initial investment. In addition, many of our potential competitors possess more experienced management teams and greater technical, human and other resources than we do. Further, some of our competitors may possess more attractive business or industry relationships than we have. Lastly, we may encounter some resistance from potential business partners due to our prior business model or operating history. The inherent limitations on our competitive position may give others an advantage in pursuing attractive business opportunities.

Novo Networks does not have any current agreements or understandings with respect to any investment opportunity. We can provide no assurance that any future investment will be completed or that, if completed, any such investment will prove profitable or otherwise successful. Investments of the type proposed involve a number of risks, including, among others, the potential distraction of company management; the need for additional working capital; management's ability to manage potentially distinct business opportunities, particularly in light of current management's possible lack of industry experience; the issues relevant to Novo Networks in the subsidiaries' bankruptcies; the potential impairment of the company's reputation and relationships; the ability to locate, consummate, fund and integrate suitable investment opportunities while the company maintains cash assets available for redeployment and numerous other risks and uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Novo Networks is exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $14.4 million at December 31, 2001. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

It is not possible to predict the outcome of either iGlobal's bankruptcy proceedings or the debtor subsidiaries' jointly administered bankruptcy proceedings or the effects of such proceedings on the business of Novo Networks or its non-debtor subsidiaries or the interests of creditors or stockholders. No assurances can be given that our debtor subsidiaries amended plan will be confirmed.

Consistent with the terms of the settlement agreement between RSL COM USA, Inc., Novo Networks, Inc. and our debtor subsidiaries, as previously described in the Quarterly Report for the quarter ended September 30, 2001, we have paid $50,000 and our debtor subsidiaries have paid $158,000 to RSL upon the requisite approvals of our debtor subsidiaries' Bankruptcy Court and RSL's Bankruptcy Court on December 20, 2001 and December 21, 2001, respectively.

We have previously disclosed in other reports filed with the United States Securities and Exchange Commission certain other legal proceedings pending against our subsidiaries and us. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included because they have not been terminated and there have not been any material developments during the quarter ended December 31, 2001. Readers are encouraged to refer to our prior reports filed with the SEC for further information concerning other legal proceedings affecting our subsidiaries and us.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which management believes, if decided adversely to us or our subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of Novo Networks.

All actions and proceedings commenced against our debtor subsidiaries prior to their respective filing dates have been stayed in accordance with the applicable provisions of the Bankruptcy Code.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       2.1 Proposed Disclosure Statement with respect to the Joint Plan by AxisTel Communications, Inc., its Affiliated Debtors and Novo Networks, Inc. dated December 31, 2001

       2.2 Joint Plan of Liquidation by and between AxisTel Communications, Inc., Novo Networks Global Services, Inc., Novo Networks, International Services, Inc., e.Volve Technology Group, Inc., Novo Networks Operating Corp., Novo Networks Metro services, Inc., and Novo Networks, Inc. dated December 31, 2001

(b)    Reports on Form 8-K

       On October 16, 2001, we filed a Report on Form 8-K announcing that our debtor subsidiaries had filed a reorganization plan and disclosure statement with the U.S. Bankruptcy Court for the District of Delaware.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  February 14, 2002            By:     /s/ Barrett N. Wissman

                                    Barrett N. Wissman
                                    (Principal Executive Officer)



Date:  February 14, 2002            By:     /s/ Daniel J. Wilson

                                    Daniel J. Wilson
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER       DESCRIPTION
       --------     -----------

       2.1 Proposed Disclosure Statement with respect to the Joint Plan by AxisTel Communications, Inc., its Affiliated Debtors and
                    Novo Networks, Inc. dated December 31, 2001

       2.2          Joint Plan of Liquidation by and between AxisTel
                    Communications, Inc., Novo Networks Global Services, Inc.,
                    Novo Networks, International Services, Inc., e.Volve
                    Technology Group, Inc., Novo Networks Operating Corp., Novo
                    Networks Metro services, Inc., and Novo Networks, Inc. dated
                    December 31, 2001
