Form 10-K/A
period 2001-06-30
NOVO NETWORKS INC
filed 2002-02-19
CIK 826773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

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

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
     PART I

                  ITEM 1.      Business..............................................................   1

                  ITEM 2.      Properties............................................................  16

                  ITEM 3.      Legal Proceedings.....................................................  16

                  ITEM 4.      Submission of Matters to a Vote of Security Holders...................  17

     PART II

                  ITEM 5.      Market for Registrant's Common Equity and Related
                               Stockholder Matters...................................................  18

                  ITEM 6.      Selected Financial Data ..............................................  18

                  ITEM 7.      Management's Discussion And Analysis Of Financial
                               Condition And Results Of Operations...................................  20

                  ITEM 7A.     Quantitative And Qualitative Disclosures About Market Risk............  26

                  ITEM 8.      Financial Statements And Supplementary Data...........................  27

                  ITEM 9.      Changes In And Disagreements With Accountants
                               On Accounting And Financial Disclosure................................  27

     PART III

                  ITEM 10.     Directors and Executive Officers of the Registrant....................  27

                  ITEM 11.     Executive Compensation................................................  27

                  ITEM 12.     Security Ownership of Certain Beneficial Owners
                               and Management........................................................  27

                  ITEM 13.     Certain Relationships and Related Transactions........................  27

     PART IV

                  ITEM 14.     Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K...........................................................  28

         SIGNATURES..................................................................................  33

         EXHIBIT INDEX............................................................................... F-1

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR CAUTIONARY STATEMENT

                           FORWARD-LOOKING STATEMENTS

     "Forward-looking" statements have been included throughout this document. These statements describe the attempt of Novo Networks, Inc. to predict future events. Novo Networks, Inc., through its operating subsidiaries, is a communication services company currently providing international voice services over a facilities-based network, which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. References to "Novo Networks," "we," "us" and "our" shall refer to Novo Networks, Inc., the ultimate parent of these operating subsidiaries and the registrant under the Securities Act of 1934. We will refer to those subsidiaries in bankruptcy under Chapter 11 as our debtor subsidiaries throughout this Annual Report. Our debtor subsidiaries are debtors-in-possession under the Bankruptcy Code. The words "believe," "anticipate," "expect," and similar expressions are used to identify "forward-looking" statements. The important factors listed in the section entitled "Risk Factors", as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause the actual results of Novo Networks or our subsidiaries to differ materially from the expectations described in these "forward-looking" statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of Novo Networks or our subsidiaries.

     You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions, and uncertainties, such as:

     o the formulation and approval of a plan of reorganization for our subsidiaries that are in chapter 11 proceedings;

     o risks associated with Novo Networks' intended diversification into financial services;

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

    This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. Novo Networks undertakes no obligation to revise these statements to reflect future events or circumstances.

                                     PART I

ITEM 1. BUSINESS

     ORGANIZATION AND HISTORY

     Novo Networks was originally incorporated in Delaware in 1987 as "Adina, Inc." Novo Networks allowed its corporate existence to lapse in February 1996 and was subsequently reinstated as "eVentures Group, Inc." in August 1999. In the fall of 1999, Novo Networks completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. and AxisTel Communications, Inc., and made a strategic investment in Gemini Voice Solutions, Inc., formerly PhoneFree.com, Inc.

     During the fiscal year ended June 30, 2000, Novo Networks acquired Internet Global Services, Inc. and made additional strategic investments, including investments in ORB, Inc., Fonbox Inc., Televant, Inc. (d/b/a Callrewards), LC39 Venture Group, LLC and Spydre Labs, LLC. As of the date of this Report, Novo Networks's direct and indirect wholly-owned subsidiaries (other than inactive subsidiaries) consist of e.Volve, AxisTel, Novo Networks Operating Corp., Novo Networks International Services, Inc., Novo Networks Global Services, Inc., and Novo Networks Metro Services, Inc., collectively "our subsidiaries."

     Through August 2000, our strategy, which we referred to as "building a Communications Econet," was to build a family of interdependent companies by acquiring, developing and investing in communications-related businesses and support services that leverage the power of the Internet. At the center of this strategy were investments in Novo Networks' wholly-owned subsidiaries, AxisTel, e.Volve and iGlobal, which focused on the deployment and operation of private, managed global communications networks. Since the initial deployment of those networks, AxisTel and e.Volve utilized their networks primarily to provide communications services to communications service providers, such as Qwest Communications, AT&T and RSL Communications.

     In September of 2000, Novo Networks announced a plan to expand and integrate the AxisTel, e.Volve and iGlobal networks to deploy a range of broadband network services. This "broadband plan" contemplated increasing the product and service offerings, customer base and network footprint of AxisTel, e.Volve and iGlobal. We intended to focus our efforts on expanding the businesses of these subsidiaries so they would be well positioned to capitalize on the expected growth in the market for global broadband network services. In addition to focusing on the AxisTel, e.Volve and iGlobal businesses, Novo Networks intended to continue to seek strategic investments which complemented the core network businesses of AxisTel, e.Volve and iGlobal and offered opportunities to expand product and service offerings and customer base.

     Implementing the broadband plan required that Novo Networks and our subsidiaries raise substantial amounts of debt and equity capital so that AxisTel, e.Volve and iGlobal could acquire telecommunications equipment, lease fiber optic capacity and facilities, and fund operating losses. Unfortunately, due to the rapid deterioration in the capital markets for telecommunications services, Novo Networks and these subsidiaries were unable to raise the required capital. As a result, AxisTel, e.Volve and iGlobal did not expand their networks or integrate portions of their assets and operations as contemplated by the broadband plan.

     Following this shift in market conditions, Novo Networks and our subsidiaries started to re-assess our business plans, and, in March of 2001 our subsidiaries took the following actions

     o    suspended their network roll-out;

     o    eliminated 49 jobs, representing approximately 30% of their workforce;
          and

     o iGlobal filed a voluntary petition under the Bankruptcy Code, chapter 7 of title 11 of the United States Code.

     Following the March 2001 restructuring, we undertook a strategic review of our businesses. Our board of directors determined after such a review that it was appropriate to examine the possible sale or merger of our voice business subsidiaries in order to maximize the potential value thereof to our shareholders. We retained JP Morgan to assist in this regard. However, JP Morgan was unable to locate a buyer.

     Faced with a continuing deterioration of their businesses and a calamitous downturn in the telecommunications markets generally, our subsidiaries took the following actions during June of 2001:

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

     See "Reports filed on Form 8-K" elsewhere in this Report

    At June 30, 2001, two of Novo Networks' indirect wholly-owned operating subsidiaries, AxisTel and e.Volve, were providing telecommunications voice services. Subsequent to the end of Novo Networks' fiscal year, certain other of Novo Networks' operating subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code. See "Bankruptcy Proceedings". At the same time, we announced that we planned to diversify our business by entering into the financial services market. As of the date of this Report, we have formed a Bermuda-based insurance company called Novo Re and are in the process of applying for a license to conduct insurance business in Bermuda. Novo Re has not yet commenced operations.

    BANKRUPTCY PROCEEDINGS

    On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code in the Northern District of Dallas. This bankruptcy filing was the result of severe problems in the residential and consumer markets for iGlobal's products and services, iGlobal's inability to service its debt obligations, potential contingent liabilities and Novo Networks' inability to raise sufficient capital for our operating subsidiaries to continue to fund operating losses at iGlobal. iGlobal contributed approximately 2% to Novo Networks' consolidated revenues through the end of fiscal year 2001. As a result of iGlobal's filing, we recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with the March 2000 acquisition of iGlobal.

    On July 30, 2001, five of Novo Networks' direct and indirect wholly-owned subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the District of Delaware, in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc., collectively, our debtor subsidiaries.

     On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel, also filed a voluntary petition under chapter 11 of the Bankruptcy Code in the District of Delaware. Our debtor subsidiaries comprised all of Novo Networks operating subsidiaries and with the exception of iGlobal, are currently operating as debtors-in-possession under the Bankruptcy Code. Subsequent to our debtor subsidiaries' bankruptcy filing, the historical operations of AxisTel and its subsidiaries have not generated measurable revenue streams. Consequently, as of the date of this Report, e.Volve is our only subsidiary substantially generating revenue, which is primarily from the provision of voice services for the U.S. to Mexico telecommunications market.

     We have set forth below a table summarizing the current status of our various subsidiaries.

                                                                                                         SUBJECT TO
                                                                                                         BANKRUPTCY
        WHOLLY OWNED SUBSIDIARY                                   DATE ACQUIRED     STATUS*              PROCEEDINGS?
        -----------------------                                   -------------     -------              ------------
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

Web2Dial Communications, Inc.                                       9/23/99         Inactive                  No

Novo Networks Metro Services, Inc.                                  9/23/99         Inactive           Yes, Chapter 11

Novo Networks Metro Services (Virginia), Inc.                       9/23/99         Inactive                  No

Novo Networks Media Services, Inc.                                  9/23/99         Inactive                  No

e.Volve Technology Group, Inc.                                     10/20/99          Active            Yes, Chapter 11

e.Volve Technology Group de Mexico, S.A. de C.V.                   10/20/99          Active                   No

Internet Global Services, Inc.                                      3/10/00         Inactive            Yes, Chapter 7

eVentures Holdings, LLC                                              9/7/99**        Active                   No

Novo Networks(UK) Ltd.                                              9/23/99         Inactive                  No

---------------

* "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations.

** Indicates date of incorporation.

    As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against our debtor subsidiaries in existence at our debtor subsidiaries' bankruptcy filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Delaware Bankruptcy Court. Our debtor subsidiaries intend to file shortly a joint plan of reorganization to effectuate a restructuring of their businesses. At the time of this Report, it is not possible to predict the outcome of either the iGlobal bankruptcy or our debtor subsidiaries' bankruptcy cases in general or the effects of such cases on the business of Novo Networks or its subsidiaries, or on the interests of creditors and stockholders.

    A creditors committee has not yet been formed. However, the possibility exists that prior to the approval of the reorganization plan, such a committee could form and challenge the original reorganization plan. Certain pre-petition indebtedness of our debtor subsidiaries is guaranteed by Novo Networks. Please refer to Notes 12 and 13 of our consolidated financial statements contained elsewhere in this Report.

    In connection with these cases, Novo Networks has agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtor-in-possession financing to fund our debtor subsidiaries' reorganization effort. The Delaware bankruptcy court approved the debtor-in-possession financing at a final hearing on September 5, 2001. As of September 28, 2001, our debtor subsidiaries had not made any borrowings under the secured debtor-in-possession financing. The credit facility makes available up to $1.6 million to permit the debtors to obtain necessary goods and services, to pay employees, to restore confidence and support from their vendors, suppliers, customers and employees and to operate their businesses consistent with the requirements of the bankruptcy code. This credit facility provides for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the bankruptcy code on substantially all of the debtors' assets, including all cash and bank accounts. The facility maintains a default interest rate of prime plus 5.0% per annum. The following non-debtor subsidiaries of Novo Networks have unconditionally guaranteed this credit facility to us:

               o    e.Volve Technology Group de Mexico, S.A. de C.V.

               o    Novo Networks (UK) Ltd.

               o    Web2Dial Communications, Inc.

               o    Servicios Professionales J.R.J.S., S.A. de C.V.

               o    Novo Networks Metro Services, Inc.

               o    Novo Networks Media Services, Inc.

               o    Novo Networks Metro Services (Virginia), Inc."

    In addition, Novo Networks provides administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Court. The administrative services agreement provides that our debtor subsidiaries pay Novo Networks $30,000 per week for legal, accounting, human resources and other administrative services.

    As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our subsidiaries' core assets, to provide distributions to creditors of our subsidiaries and to retain our common equity ownership of the core network business of these subsidiaries.

    THE NETWORK

    As of June 30, 2001, Novo Networks' subsidiaries offered their customers wholesale communications services over a facilities-based network. This network transmits packetized information using the operating standards established for Internet Protocol and Asynchronous Transfer Mode technologies, which facilitate high-speed, large-scale communications. The network transmits voice, data, Internet and fax traffic from the United States to Mexico. Customers can interconnect with this network through dedicated circuits from their facilities to one of the Points of

Presence. Alternatively, customers may elect to collocate and install equipment directly at facilities in Overland Park, Kansas (Kansas City) or Mexico City to eliminate the cost of back-hauling traffic from their facilities to one of the Points of Presence on the network.

     As of the time of this Report, e.Volve provides substantially all of the network services, and AxisTel is the only other subsidiary that provides services. e.Volve either leases or owns network capacity under short-term leases. The majority of e.Volve's current network traffic is transmitted over leased fiber capacity. e.Volve utilizes multiple fiber providers.

     e.Volve currently incorporates network equipment in both the deployment of its network as well as the integration of customer equipment onto the network. e.Volve owns or leases network equipment from a variety of vendors, including Cisco Systems, Lucent Technologies, Networks Equipment Technologies, Dell, and Alcatel.

     e.Volve's current network configuration incorporates facilities in Overland Park, Kansas (Kansas City), Mexico City, Guadalajara and Monterey, Mexico. AxisTel's facility is in Jersey City, New Jersey. During the twelve months ended June 30, 2001, e.Volve and AxisTel transmitted approximately 753 million minutes over their networks. Fifty-five percent of those minutes represent traffic generated by business lines that are no longer operational. e.Volve owns or leases bandwidth at various capacities up to DS-3. At its Points of Presence, e.Volve uses its equipment to translate voice to data for transmission and retrieval over its network.

     e.Volve has established a network operations center in Overland Park, Kansas (Kansas City) to monitor and manage the network. The network operations center allows e.Volve to monitor all aspects of the network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure equipment functionality and efficiency. The network operations center utilizes a combination of leading edge monitoring technologies. By utilizing technologically-advanced, real-time management and monitoring systems, e.Volve seeks to reduce system downtime and ensure that its customers will not experience any noticeable interruption in their service.

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

     PRODUCTS AND SERVICES

     As of June 30, 2001, Novo Networks' subsidiaries offered broadband services and voice services. During September 2001, substantially all of the broadband services were discontinued in connection with our debtor subsidiaries' bankruptcy. Broadband services consisted of transport services such as private line, Asynchronous Transfer Mode and frame relay; Internet access services such as dedicated bandwidth, dial-up Internet access and DSL; and collocation services. In fiscal year 2001, our subsidiaries also offered prepaid voice services through the sale of calling cards on a wholesale and retail basis. As of September of 2001, our subsidiaries no longer terminate prepaid traffic. As of the time of this Report, the primary services provided by Novo Networks and our subsidiaries are packet-based voice services provided by e.Volve.

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

    CUSTOMERS

    Each of our subsidiaries experienced a dramatic erosion in their respective customer base during fiscal 2001. As of June 30, 2001, they had approximately 150 primarily large and medium-sized telecommunications carrier customers, down from approximately 800 as of June 30, 2000. This decline is due primarily to the iGlobal Bankruptcy. For fiscal 2001, approximately 36% of revenues came from Qwest. No other customer accounted for more than 10% of revenues during fiscal 2001. As of the date of this Report, following the end of fiscal year 2001, Qwest is the only voice customer and accounts for 100% of revenues derived by e.Volve.

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

    SALES AND MARKETING

    During most of fiscal 2001, the sales efforts of Novo Networks targeted leading service providers both in the United States and overseas. The sales effort was focused primarily on bandwidth intensive service providers such as Internet, application and communications service providers through a direct sales effort.

    In connection with the restructurings in March and June of 2001, the sales forces of our subsidiaries were substantially reduced. As of June 30, 2001, our subsidiaries had effectively suspended new customer sales efforts, focusing primarily on servicing existing voice customers.

    Customer Service and Support

    Customer service and ongoing support are critical to maintaining existing customer relationships and developing relationships with new customers. Our subsidiaries have developed an organizational infrastructure to support the sales effort, product installation and customization, technical support, customer training and product maintenance necessary for long-term customer relationships. The network operations center operates 24 hours a day, 7 days a week.

    Marketing and Branding

    To date, Novo Networks and our subsidiaries made minimum expenditures for advertising and marketing. Traditional voice services have been sold to communications service providers by way of established relationships.

    STRATEGIC INVESTMENTS

    From time to time Novo Networks has acquired or taken strategic minority positions in other Internet and communications companies. As of June 30, 2001, Novo Networks had made strategic investments in the following companies:

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

    On September 1, 2000, Gemini acquired Callrewards, a rewards based voice-over-IP portal. Prior to the merger, Novo Networks owned approximately 30% of the voting stock of Callrewards. The merger of Gemini and Callrewards was approved by the directors of each company not affiliated with Novo Network. After this transaction, assuming Novo Networks' common stock ownership, full conversion of Novo Networks' preferred stock and two warrants, Novo Networks owns approximately 22% of the common stock of Gemini.

    Three of Novo Networks' directors are members of the six-member board of directors of Gemini.

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

    Assuming Novo Networks' common stock ownership and conversion of all of the ORB preferred stock held by it, Novo Networks owns approximately 24% of the common stock of ORB. In connection with Novo Networks' investment in ORB, it has received a five-year option to purchase an additional 12% of ORB for $18 million in cash. Novo Networks' President was appointed to ORB's board of directors pursuant to an Investors Rights Agreement among ORB and ORB's founding stockholders.

    Fonbox

    Fonbox is a development stage company which offers Internet-based communications solutions for the Spanish-speaking and Portuguese-speaking market in Latin America and elsewhere. Fonbox intended to offer cross-messaging, natural language access and phone-based Internet access technologies through their Lineabox unified messaging product. Fonbox's plan was to build a network of Points of Presence in major Latin American markets and in certain strategic U.S. markets. As a result of the deterioration in the market for telecommunications and Internet services, Fonbox has been unable to secure the additional funding required to expand its business as originally intended. Fonbox has significantly downsized its operations and is currently reviewing strategic alternatives which could include a sale of some or all of its assets or a liquidation of the company. Novo Networks has written off its investment in Fonbox.

    Novo Networks' president is a member of the board of directors of Fonbox. As of June 30, 2001 Novo Networks owns approximately 26% of the voting equity interest of Fonbox.

    Other Investments

    Novo Networks also owns approximately 2% and 5% of Launch Center 39 and Spydre Labs, LLC, respectively. Launch Center 39 is currently liquidating its assets and distributing the proceeds to its stockholders.

    COMPETITION

    Competition in the International Long Distance Telephony Market

    The international communications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants, and the introduction of new services made possible by technological advances. Novo Networks believes that long distance service providers compete on the basis of price, customer service, product quality, and breadth of services offered. e.Volve has a variety of competitors in the geographic market in which it operates. Novo Networks believes that as the international communications markets continue to deregulate, competition in these markets will increase, similar to the competitive environment that has developed in the United States following the AT&T divestiture in 1984. Prices of long-distance voice calls have declined historically and are likely to continue to decrease. A number of major competitive international carriers, including Pacific Gateway Exchange, World Access, RSL USA.Com, and Star Telecom have been unable to withstand competitive and financial pressures and have sought bankruptcy protection. In addition, many of the surviving competitors are significantly larger, have substantially greater financial, technical, and market resources, and larger networks.

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

    Domestic Telecommunications Service Regulation

    With respect to the provision of domestic telecommunications services, some of Novo Networks' subsidiaries are considered nondominant domestic interstate and international carriers subject to minimal regulation by the Federal Communications Commission. Certain of Novo Networks' subsidiaries are authorized under Section 214 of the Communications Act of 1934 to provide regulated international telecommunications services. In conjunction with such authorizations, those subsidiaries are each required to maintain a tariff and file individual contracts with the FCC, as well as various other reports, and pay various fees and assessments. Novo Networks' subsidiaries are also subject to the various rules and regulations of the FCC. For example, the FCC's rules require carriers that provide certain international telecommunications services to foreign markets to comply with the FCC's International Settlements Policy which, among other things, requires that such carriers make certain settlement payments to the foreign carriers which terminate the traffic and terminate a certain amount of return traffic. Interstate common carriers must also offer services on a nondiscriminatory basis at just and reasonable rates. Earlier this year, the FCC required that all carriers withdraw their tariffs governing domestic interstate mass market service offerings. Carriers are also required to withdraw their international tariffs effective January 2002. In the absence of such tariffs, e.Volve will need to rely on contracts to govern the rates, terms and conditions under which it provides international and interstate services.

     Novo Networks' subsidiaries are not required to obtain FCC authority to expand domestic interstate operations. However, the FCC and some states regulate the ability of domestic and international carriers to discontinue, curtail or suspend the provision of common carrier telecommunications services, including some of the types of services formerly provided by our subsidiaries. Due to their current financial condition, all of our subsidiaries other than e.Volve have ceased providing telecommunications services, including in some instances prepaid services. These subsidiaries have not sought authority from the FCC or any state in connection with the cessation of such services. If the FCC, a state public service commission or another state or federal authority were to determine that Novo Networks' subsidiaries violated or are in violation of such regulations, those subsidiaries could be subject to sanctions, including but not limited to enforcement actions and/or fines.

    Providers of nondominant domestic interstate and international telecommunications service, including Novo Networks' subsidiaries are also subject to the FCC's complaint jurisdiction. Such subsidiaries may be subject to complaint proceedings in conjunction with alleged noncompliance. Intrastate telecommunications operations are also subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Some states also require the filing of periodic reports, the payment of various fees and surcharges, and compliance with service standards and consumer protection rules. States often require pricing approval or notification for certain stock or asset transfers or, in several states, for the issuance of securities, debt, or for name changes. Certain states also impose special regulations on the provision of pre-paid services. Novo Networks' subsidiaries may not be, and in some instances are not, in compliance with all such foreign and U.S. laws and regulations. There can be no assurance that the FCC, other regulators or third parties will not raise issues with regard to the compliance or noncompliance of our subsidiaries with applicable regulations.

    Regulation of Internet Protocol Telephony

    United States Domestic Regulation. Novo Networks believes that United States law could be interpreted in such a manner that the services provided by e.Volve could be construed as enhanced services, rather than telecommunications services. To the extent that such services qualify as enhanced services, they are not currently regulated by the FCC or state agencies responsible for regulating telecommunications carriers (although aspects of operations may be subject to state or federal regulation such as regulations governing universal service funding, confidentiality of communications, copyright, and excise taxes). The FCC has not determined whether Internet Protocol telephony providers are telecommunications carriers. Novo Networks cannot be certain that the FCC will not resolve the issue in a manner that would adversely affect our subsidiaries. If the FCC were to determine that services like those that e.Volve or AxisTel provides, are subject to FCC regulation as telecommunications services, the FCC might require those subsidiaries to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. To date, Novo Networks' subsidiaries have not paid any such universal service contributions. It is also possible that Internet based PC-to-phone and phone-to-phone services may be regulated by the FCC differently in the future.

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

    In addition to the FCC, Congress, state regulatory authorities and legislators may assert jurisdiction over the provision of intrastate Internet telephony or information services. Some states already have initiated proceedings to examine the regulation of these services. Additional regulation of Internet telephony by the states could preclude us from intrastate markets or make entrance more difficult. There can be no assurance that future state regulatory and legislative changes will not have a material adverse effect on e.Volve's provision of intrastate Internet telephone or information services.

    International Government Regulation. e.Volve's operations may also be materially affected by Mexican law, including the Mexican Federal Telecommunications Law enacted in 1995 and the regulations and rules issued by the Secretariat of the Communications and Transportation and the Federal Telecommunications Commission. Under the Mexican Federal Telecommunications Law, a Mexican license, or "concession," is required to install, operate or exploit a public communications network. The Federal Telecommunications Commission has indicated that the Mexican Federal Telecommunications Law's concession requirements extend to the provision of all real-time voice or data services, regardless of what technology is used to provide the service. Such requirements have been the subject of enforcement proceedings in Mexico. e.Volve does not hold a Mexican concession. If the Mexican authorities were to determine that e.Volve is in violation of Mexican law, they could seek to impose sanctions on e.Volve, including ordering a shut down of services, fines or forfeitures.

    If e.Volve expands into other foreign countries, each such country may determine that e.Volve must qualify to do business in that particular country or that it is subject to regulation, or even that it is prohibited from conducting its business in that country. If e.Volve fails to qualify as a foreign corporation in a jurisdiction in which it is required to do so, or to comply with foreign laws and regulations, this could materially adversely affect e.Volve's business, financial condition and results of operations, including subjecting it to taxes and penalties and/or by precluding e.Volve from, or limiting it in, the enforcement of contracts in such jurisdictions.

    EMPLOYEES

    As of June 30, 2001, Novo Networks and our subsidiaries had 15 and 39 full-time employees, respectively. As of the date of this Report, Novo Network and our subsidiaries had 12 and 11 full-time employees, respectively. Novo Networks also employs a limited number of independent contractors and temporary employees on a periodic basis. The employees are not represented by a labor union, and Novo Networks considers labor relations to be good.

    RISK FACTORS

    You should consider carefully risks associated with Novo Networks' forward-looking statements, as well as the following risk factors.

    RISK FACTORS RELATING TO NOVO NETWORKS AND ITS SUBSIDIARIES

     NOVO NETWORKS' SUBSIDIARIES HAVE FILED FOR BANKRUPTCY AND THAT MAY HAVE ADVERSE EFFECTS ON ITS BUSINESS.

    As a holding company, Novo Networks has no material operations separate from our subsidiaries and generates no revenues. On a consolidated basis, all of our revenue is attributable to revenue generated by our subsidiaries. By September 14, 2001, certain of our subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code. See - "Bankruptcy Proceedings." As a result of our debtor subsidiaries' bankruptcy, Novo Networks may encounter the following risks:

     o Our debtor subsidiaries intend to file a joint plan of reorganization to effectuate a restructuring of their businesses. The reorganization plan will be subject to (i) approval by the Delaware Bankruptcy Court of a disclosure statement containing `adequate information' concerning the reorganization plan as required by the Bankruptcy Code, (ii) solicitation of creditors and equity security holders entitled to vote on the reorganization plan, (iii) acceptance by the requisite number of impaired classes of claims and equity interests in accordance with the Bankruptcy Code, (iv) confirmation by the Delaware Bankruptcy Court, and (v) the satisfaction or waiver of conditions to consummation of the reorganization plan. Distributions to the holders of allowed claims and equity interests, including those held by Novo Networks, will be subject to provisions of the reorganization plan and the Bankruptcy Code, to the extent approved by the Delaware bankruptcy court. Ultimate recoveries under the reorganization plan will depend on the value realized from distributions made under this plan.

     o Our debtor subsidiaries' bankruptcy is subject to administration under the Bankruptcy Code, including provisions relating to the possibility of conversion, dismissal or the appointment of a trustee or examiner.

     o Novo Networks has guaranteed certain indebtedness of our debtor subsidiaries. See--"Bankruptcy Proceedings." Depending on the outcome of our debtor subsidiaries' bankruptcy and the treatment and distributions to holders of such indebtedness, Novo Networks may be liable for some or all of this indebtedness.

     o The pendency of our debtor subsidiaries' bankruptcy could negatively affect our relationship with our creditors, vendors and employees.

     Currently Novo Networks' consolidated revenues are primarily generated from voice services e.Volve provides to Qwest. As a result of our debtor subsidiaries' bankruptcy, Novo Networks has abandoned expansion plans for a broadband network and has a revised business plan focused on both e.Volve's existing voice service offerings and Novo Networks' planned financial service offerings. However, e.Volve's ability to continue providing voice services is contingent on a reorganization plan being confirmed in our debtor subsidiaries' bankruptcy. Even if a reorganization plan is confirmed, Novo Networks cannot assure you that e.Volve will be able to successfully implement its revised business strategy or that the revised strategy will be profitable.

      NOVO CANNOT ASSURE YOU OF THE CONTINUED LISTING OF ITS COMMON STOCK ON THE NASDAQ NATIONAL MARKET OR OTHER EXCHANGES AND ASSOCIATIONS.

     Although the common stock of Novo Networks is currently listed on The Nasdaq National Market, we have been notified by Nasdaq that it has concerns related to our ability to satisfy the minimum listing requirements and our debtor subsidiaries' bankruptcy, and on July 30, 2001 it temporarily suspended the trading of Novo Networks' common stock pending satisfactory resolution of its concerns. Novo Networks cannot assure you that it will be able to continue to meet the minimum listing requirements or that Nasdaq will allow Novo Networks' common stock to resume trading. If our common stock is delisted from The Nasdaq National Market:

     o Novo Networks' common stock may be quoted in the non-Nasdaq over-the-counter market on either Nasdaq's OTC Bulletin Board or the "Pink Sheets;" and

     o Novo Networks would be subject to an SEC rule regarding `penny stocks' where broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale.

     Novo Networks cannot assure that it will be able to maintain eligibility for listing our common stock on The Nasdaq National Market or any alternative exchange or association. Delisting could make trading shares of Novo Networks' common stock difficult, potentially leading to a further decline in share price. In addition, it would make it difficult for investors to sell Novo Networks' common stock or to obtain accurate quotations of the share price of our common stock.

     e.VOLVE DEPENDS ON SALES TO QWEST COMMUNICATIONS, INC.

     Qwest accounted for 36%, 68% and 65% of Novo Networks' consolidated revenues for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999, respectively. Since the end of fiscal 2001, a significant portion of Nova Networks' consolidated revenues have been generated by e.Volve's sale of voice services to Qwest. Novo Networks does not believe that e.Volve will be able to diversify the customer base in the foreseeable future. Qwest is not contractually required to purchase services from e.Volve and may discontinue or decrease its use of such services for any reason at any time and without notice. A decline in sales to Qwest could have a material adverse affect on e.Volve's business. The loss of Qwest as a customer would significantly and materially adversely affect the financial condition of e.Volve and its respective ability to continue as a going concern.

     Because substantially all of Novo Networks' consolidated revenues are attributable to sales by e.Volve to Qwest, if e.Volve experiences difficulties or delays collecting receivables from Qwest due to disputes regarding amounts due, financial difficulties at Qwest or any other reason, the ability of e.Volve to fund operations, to meet working capital requirements, and to satisfy contractual obligations to third parties could be materially adversely affected.

     NOVO NETWORKS' INDEPENDENT AUDITORS' OPINION CONTAINS A GOING CONCERN MODIFICATION.

    The auditor's opinion to Novo Networks' financial statements as of and for the year ended June 30, 2001 indicates that it was prepared based on the assumption that Novo Networks continues as a going concern. See - "Report of Independent Public Accountants." The auditor notes the fact that certain of Novo Networks' subsidiaries have filed petitions under the Bankruptcy Code raises substantial doubts as to Novo Networks' ability to continue as a going concern. On a consolidated basis, Novo Networks incurred operating losses of $172.5 million, $28.8 million and $3.3 million for the fiscal years ended June 30, 2001, 2000 and 1999 respectively. As of June 30, 2001, Novo Networks had an accumulated deficit of $238.8 million. Since our debtor subsidiaries Filing Date through September 28, 2001, Novo Networks has generated no revenue and incurred losses of approximately $900,000. While Novo Networks does not expect to incur material liabilities on behalf of our debtor subsidiaries in connection with our debtor subsidiaries' bankruptcy other than certain pre-petition indebtedness of our debtor subsidiaries guaranteed by Novo Networks and borrowing under the secured debtor-in-possession financing, there can be no assurances that Novo Networks will not incur operating losses or other liabilities in connection with our debtor subsidiaries' bankruptcy. In addition, if e.Volve fails to maintain or increase its revenues, the amount of operating losses may exceed projected operating losses and it may not achieve profitability.

      e.VOLVE PROVIDES VOICE SERVICES TERMINATING ONLY IN ONE COUNTRY.

     e.Volve's network transmits voice services traffic from the United States to Mexico. If the market demand for this service declines for any reason or if Qwest decreases its sales in this market, it would have a material adverse effect on the business of e.Volve. Novo Networks cannot assure that Qwest will continue to service the United States to Mexico market even if demand for such traffic remains at its current level or increases. If Qwest ceases to operate in this market, it would significantly and materially adversely affect the financial condition of e.Volve and its ability to continue as a going concern.

     NOVO NETWORKS' SUBSIDIARIES HAVE A LIMITED OPERATING HISTORY AND LACK EXPERIENCE IN THE PLANNED NEW LINE OF BUSINESS MAKING IT DIFFICULT TO PREDICT FUTURE SUCCESS.

     Our subsidiaries have only a limited operating history upon which you can evaluate their prospects. Novo Networks commenced our communications operations in June of 1998, and by September 14, 2001, certain of our operating subsidiaries had filed for bankruptcy. See - "Bankruptcy Proceedings." At the time of our debtor subsidiaries' bankruptcy, Novo Networks announced plans to reorganize our telecommunications businesses and diversify our business by entering the financial services market, in which it has very limited experience and which involves all of the risks associated with developing and establishing a new line of business.

     You should consider Novo Networks' prospects in light of the risks, expenses and difficulties Novo Networks may encounter as an early stage company in the market for financial services. These risks include our ability:

     o    to develop, market and sell financial products and services;

     o    to attract, retain and motivate qualified personnel and management;

     o    to generate profitable revenues;

     o    to compete effectively; and

     o    to manage the growth of a new line of business.

     If Novo Networks is unable to effectively enter the financial services market, the overall business and financial condition of Novo Networks could be adversely affected.

     NOVO NETWORKS MAY NOT BE ABLE TO FUND ITS MODIFIED BUSINESS PLAN.

     As part of Novo Networks' revised strategy, Novo Networks plans to enter the financial services market. However, as of the date of this Report, Novo Network has no operations in the financial services industry and expects that consolidated revenues for the foreseeable future will be generated by e.Volve's communications operations. e.Volve's ability to generate revenues is dependent on, among other factors:

     o    sale of voice services to Qwest;

     o    implementation of new service offerings; and

     o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on e.Volve's prices.

     Even if e.Volve generates cash from its voice service operations and/or Novo Networks raises additional capital, we may not have enough money to implement our modified business plan or continue operations.

     Novo Networks cannot assure that adequate levels of financing to fund our planned financial services business will be available at all or on acceptable terms. Any financing could involve the issuance of securities with rights superior to those of our common stockholders. The issuance of additional securities could also result in significant dilution to our existing stockholders.

     NOVO NETWORKS AND ITS SUBSIDIARIES DEPEND ON CERTAIN EMPLOYEES AND CONSULTANTS.

     Novo Networks' success depends to a significant extent on the continued contributions, experience and knowledge of our senior management team. The loss of any of these key personnel could have a material adverse affect on our ability to operate our business and implement our strategy.

     e.Volve is heavily dependent on the abilities of Steven R. Loglisci, the subsidiaries' Chief Executive Officer. e.Volve has entered into an employment agreement with Mr. Loglisci which terminates on December 16, 2001; however, Mr. Loglisci can terminate his employment agreement for any reason or no reason on thirty days notice. e.Volve cannot assure you that Mr. Loglisci will renew an employment arrangement with it when the term of his employment agreement expires. The loss of services of Mr. Loglisci could have a material adverse affect on e.Volve's business.

     e.Volve also is heavily dependent on the personal abilities of John L. Higgins, who provides consulting services to it pursuant to a consulting agreement. Mr. Higgins effectively serves as e.Volve's chief operating officer and advises e.Volve on many aspects of its business, including network operations, sales, customer relations and business development. Mr. Higgins can terminate his agreement on seven days notice, and the Consulting Agreement terminates by its terms on or before November 17, 2001. e.Volve cannot assure you that Mr. Higgins will renew a consulting arrangement. The loss of services of Mr. Higgins could have a material adverse affect on e.Volve's business.

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

     SERVICE DISRUPTIONS OR SECURITY BREACHES COULD ADVERSELY AFFECT e.VOLVE'S BUSINESS.

     e.Volve's operations are subject to the risks of natural disasters, power losses, capacity limitations, physical or electronic breaches of security, software defects, telecommunications failures and intentional acts of vandalism, including computer viruses. A party that is able to circumvent e.Volve's security systems could misappropriate proprietary information or cause interruptions in operations. Security breaches also could expose e.Volve to a risk of loss or litigation and possible liability. As of the date of this Report, Novo Networks and our subsidiaries have not experienced material security breaches of which Novo Networks is aware. However, Novo Networks cannot guarantee you that security measures will prevent security breaches in the future.

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

     e.VOLVE IS SUBJECT TO CURRENCY RISKS.

     e.Volve's agreements with its Mexican suppliers are denominated in Mexican pesos. e.Volve may be exposed to fluctuations in the Mexican peso, as well as to downturns in the Mexican economy, all of which may adversely affect our overall profitability. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate.

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

     e.VOLVE'S RATES ARE SUBJECT TO CONTINUED DOWNWARD PRESSURE.

     e.Volve has experienced significant and persistent downward price pressure on the rates it charges for voice services to Mexico. Accordingly, its historical revenues and gross margins are not indicative of future revenues and gross margins based on comparable traffic volumes. If the prices for e.Volve's services decrease for any reason and e.Volve is unable to increase traffic volumes, offer additional services from which additional revenues can be derived, or reduce its operating expenses, its operating results will decline and the business and financial results of Novo Networks and e.Volve will suffer.

     e.VOLVE RELIES ON LIMITED SOURCES FOR SUPPLYING CRITICAL COMPONENTS OF THE NETWORK INFRASTRUCTURE.

     e.Volve depends on a limited number of available vendors to supply the critical components of the network infrastructure. If e.Volve is unable to obtain these critical components on a timely basis, the services it provides to Qwest may be delayed or interrupted, which would adversely affect e.Volve's competitive position. Some of e.Volve's networking equipment and services are available only from a single or a small number of sources and e.Volve does not carry significant inventories of components. For instance, e.Volve relies on Networks Equipment Technologies, Inc. for the majority of e.Volve's network equipment. e.Volve's vendors also sell products to its competitors and there are no assurances that they will not enter into exclusive arrangements with e.Volve's competitors.

     NOVO NETWORKS' SUBSIDIARIES ARE SUBJECT TO EXTENSIVE FOREIGN, FEDERAL, AND STATE LAWS AND REGULATIONS.

     The telecommunications services our subsidiaries provide or formerly provided are subject to various foreign and U.S. domestic laws and regulations. Some of these regulations have a direct or indirect impact on our subsidiaries' operations and the profitability of those operations. With respect to e.Volve's U.S. to Mexico operations, e.Volve does not have a license or concession from Mexico's Federal Telecommunications Commission, which is a requirement prior to serving points in Mexico. Further, the FCC could determine that e.Volve's services do not comply with the FCC's International Settlements Policy, which, among other things, requires U.S. carriers to make certain settlement payments to foreign carriers terminating such traffic and to terminate a certain amount of return traffic from those carriers. The operations of some of our operating subsidiaries are also subject to a wide variety of other regulatory requirements, including, among other things, prior FCC and state licensing and discontinuance requirements. In some instances, a subsidiary's past or current operations may not or do not comply with all applicable U.S. domestic or foreign laws or regulations. If a foreign or U.S. governmental authority, such as the FCC or a state public service commission, were to determine that any of our subsidiaries do not comply or are currently not in compliance with applicable rules, our subsidiaries could be subject to sanctions, including but not limited to fines and forfeitures.

     RISK FACTORS RELATED TO NOVO NETWORKS' COMMON STOCK

     NOVO NETWORKS' COMMON STOCK HAS A LIMITED TRADING HISTORY AND AN ILLIQUID MARKET.

     In the past, there has only been a limited public market for Novo Networks' common stock. If trading of our common stock is reinstated on The Nasdaq National Market, Novo Networks cannot predict the extent to which an active trading market will develop or how liquid that market might become. See - "Market for Registrant's Common Equity and Related Stockholders Matters."

     THE INFINITY ENTITIES OWN A MAJORITY OF NOVO NETWORKS' COMMON STOCK AND MAY HAVE PLANS FOR NOVO NETWORKS THAT MAY BE DIFFERENT FROM THOSE OF OTHER HOLDERS OF ITS STOCK.

      The Infinity Entities, comprised of IEO Investments, Limited, Infinity Emerging Subsidiary Limited and Infinity Investors Limited, own a majority of the shares of capital stock of Novo Networks. The Infinity Entities, therefore, may exercise significant control over Novo Networks' business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other shareholders.

     SHARES OF NOVO NETWORKS' COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY DECREASE THE PRICE OF ITS COMMON STOCK.

     As of September 15, 2001, Novo Networks had a total of 58,205,075 shares of common stock eligible for future sale, consisting of:

     o    43,070,660 shares of restricted common stock outstanding;

     o 326,087 shares of common stock issuable upon conversion of our Series B convertible preferred stock;

     o 813,966 shares of common stock issuable upon conversion of our Series C convertible preferred stock;

     o 1,018,156 shares of common stock issuable upon conversion of our Series D convertible preferred stock;

     o    139,378 shares of common stock issuable upon the exercise of warrants;
          and

     o 12,836,828 shares of common stock issuable upon the exercise of stock options.

     Novo Networks currently has 9,346,610 shares of freely tradable common stock. Additionally, 2,324,164 shares of common stock issuable upon the exercise of outstanding stock options granted under Novo Networks' 1999 Omnibus Securities Plan, and 3,591,907 shares of common stock issuable upon the exercise of outstanding stock options granted during fiscal year 2000 to certain employees are available for immediate resale. The remaining 52,289,004 shares, or approximately 77.4% of Novo Networks' total outstanding shares of common stock (including shares issuable upon conversion of outstanding convertible preferred stock, options and warrants) are "restricted securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Our affiliates hold 29,759,766 shares of our common stock. Sales by our affiliates may also be subject to Rule 144 resale limitations. Rule 144 provides a safe harbor from registration requirements for certain types of sales of restricted securities and securities held by affiliates. Generally, under Rule 144, if adequate information about the registrant is available, any person who has satisfied a one-year holding period may sell, during any three month period, up to the greater of 1% of the shares of common stock then outstanding or the average weekly trading volume during the four calendar weeks prior to such sale. Sales under Rule 144 are also subject to certain restrictions related to manner of sale and notice requirements. Sales of restricted securities by a person who is not an affiliate of the registrant (as defined in the Securities Act of 1933, as amended) and who has satisfied a two-year holding period may be made without regard to volume limitations, manner of sale, notice or other requirements of Rule 144. If Novo Networks' stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the conversion of convertible preferred stock or the exercise of outstanding options, then the market price of Novo Networks' common stock could fall.

     ANTI-TAKEOVER PROVISIONS COULD LIMIT NOVO NETWORKS' SHARE PRICE AND DELAY A CHANGE OF MANAGEMENT.

     Novo Networks' certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring Novo Networks without the approval of our incumbent board of directors. These provisions, among other things:

     o divide Novo Networks' board of directors into three classes, with members of each class to be elected in staggered three-year terms;

     o limit the right of stockholders to call special meetings of stockholders;

     o limit the right of stockholders to present proposals or nominate directors for election at annual meetings of stockholders; and

     o authorize Novo Networks' board of directors to issue preferred stock in one or more series without any action on the part of stockholders.

     These provisions could limit the price that investors might be willing to pay in the future for shares of Novo Networks' common stock and significantly impede the ability of the holders of our common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of Novo Networks' common stock.

     NOVO NETWORKS' STOCK PRICE IS HIGHLY VOLATILE.

     The market price for Novo Networks' common stock has been highly volatile and is likely to continue to be highly volatile. Prior to July 30, 2001 when Nasdaq suspending the trading of Novo Networks' common stock on the Nasdaq National Market, our trading price experienced significant price and volume fluctuations. The market price of Novo Networks' common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control, including:

     o    quarterly variations in operating results;

     o    changes in financial estimates by securities analysts;

     o announcements by us or our competitors of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

     o    any loss or diminution of e.Volve's primary customer;

     o    departures of key personnel and consultants; and

     o    future sales of common stock.

     In the past, companies in the communications industry have been the subject of class action litigation by investors following periods of volatility in the price of their publicly traded securities. Novo Networks will incur substantial legal costs if the market value of our common stock experiences adverse fluctuations and Novo Networks becomes the subject of similar litigation that may further affect the price of our common stock.

     AVAILABLE INFORMATION

     Novo Networks is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the Securities and Exchange Commission, as amended. Such filings can be inspected and copied at the Public Reference Section of the commission located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549 and at regional public reference facilities maintained by the Commission located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission by calling 1-800-SEC-0330. Such material may also be accessed electronically by means of the commission's home page on the Internet (http://www.sec.gov).

ITEM 2. PROPERTIES

     Novo Networks' corporate offices are located at 300 Crescent Court, Suite 1760, Dallas, Texas, occupying approximately 4,200 square feet. This lease expires on July 10, 2002.

     Our subsidiaries maintain network facilities in Miami, Dallas, Jersey City, Mexico City, and Overland Park, Kansas (Kansas City), comprising approximately 26,000 square feet in the aggregate.

ITEM 3. LEGAL PROCEEDINGS

     On July 30, 2001, certain of our subsidiaries, including e.Volve and AxisTel, filed voluntary petitions under chapter 11 of the Bankruptcy Code in the District of Delaware (In re AxisTel Communications, Inc., et al., Case No. 01-10005 (RJN), jointly administered). On September 14, 2001, Novo Metro Services filed a voluntary petition under chapter 11 of the Bankruptcy Code in the District of Delaware (In re Novo Networks Metro Services, Inc., Case No. 01-10466 (RJN)). Our debtor subsidiaries are currently operating as debtors-in-possession under the supervision of the District Court for the District of Delaware.

     On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code in the Northern District of Texas (In re Internet Global Services, Inc., Case No. 01-42383-MT-7).

     On May 16, 2001, Wholesale Telecom Corporation filed suit against Novo Networks International Services, Inc., an indirect wholly-owned subsidiary of Novo Network, in the United States District Court for the Southern District of Florida for fraud, breach of contract, fraud in the inducement, and specific performance in connection with an agreement for the provision of services by Novo Networks International to Wholesale Telecom. In its complaint, Wholesale Telecom seeks to recover from Novo Networks International compensatory damages in excess of $500,000 and punitive damages in excess of $50,000,000. Wholesale Telecom alleges that Novo Networks International failed to provide reliable and fully-protected circuits. Accordingly, Wholesale Telecom has refused to pay Novo Networks International for certain services. Novo Networks International repeatedly attempted to address Wholesale Telecom's concerns. However, when Wholesale Telecom persisted in its refusal to pay even undisputed amounts, Novo Networks International suspended services. Wholesale Telecom responded by commencing this litigation. Novo Networks International has filed a motion to dismiss the federal court case based on the mandatory arbitration provision in the agreement. Novo Networks International intends to vigorously defend against Wholesale Telecom's claims and seek all relief to which it may entitled, including, without limitation, the recovery of all amounts owed for services rendered pursuant to the applicable rules of the American Arbitration Association. The Wholesale Telecom action has been stayed as a result of our debtor subsidiaries' bankruptcy.

     On May 10, 2001, e.Volve appealed the judgment of the United States District Court for the District of Nevada in favor of Eltrax and against Orix Systems and e.Volve in the amount of $381,802, plus interest at the rate of 10.5% from February 19, 1998 to the date of judgment and any post-judgment interest pending appeal to the United States District Court of Appeals for the Ninth Circuit. e.Volve intends to vigorously pursue its rights throughout the appellate process. The Eltrax action has been stayed as a result of our debtor subsidiaries' bankruptcy.

     Novo Networks and our subsidiaries are involved in other legal proceedings from time to time, none of which management believes, if decided adversely to Novo Networks or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations. All actions and proceedings commenced against the debtor subsidiaries arising prior to the date our debtor subsidiaries filed for bankruptcy protection have been stayed in accordance with the Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Novo Networks' common stock was quoted on the Nasdaq National Market from December 12, 2000 through July 30, 2001 under the symbol "NVNW" and from November 22, 2001 through December 11, 2000 under the symbol "EVNT". From August 25, 1999 through November 21, 2000, Novo Networks' common stock was quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "EVNT". Prior to August 25, 1999, Novo Networks' common stock was quoted on the OTC Bulletin Board under the symbol ADII. Prior to September 1999, the market for the stock was relatively inactive.

    The following table sets forth the high and low bid prices for Novo Networks' stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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

    On July 11, 2001, Novo Networks received a notice from Nasdaq that the minimum bid price of Novo Networks' stock had failed to meet the requirements for continued inclusion in the Nasdaq National Market, and that Novo Networks had until October 9, 2001 to regain compliance. Subsequently, on July 30, 2001 Nasdaq halted trading in Novo Networks' common stock, and on August 2, 2001 requested further information from Novo Networks regarding our debtor subsidiaries' bankruptcy, our intended business plans and our plans to regain compliance with the minimum bid price requirements. Novo Networks has provided Nasdaq with its response to their request for information and has proposed a one-for-seven reverse stock split. As of the date of this Report, Novo Network has not received any indication from Nasdaq regarding the trading halt.

    As of June 30, 2001, there were approximately 1,075 record holders of our common stock; 18 record holders of our Series B convertible preferred stock; 7 record holders of our Series C convertible preferred stock, and 2 record holders of our Series D convertible preferred stock.

    RECENT SALES OF UNREGISTERED SECURITIES

    On December 5, 2000, Novo Networks issued and sold a total of 7,000 shares of its 8% Series D convertible preferred stock and 450,001 shares of Novo Networks' common stock to two accredited investors, Rock Creek Capital Partners II, L.P. and CB Private Equity Fund, L.P., in a private placement under Rule 506 of Regulation D of the Securities Act. Aggregate net proceeds of the issuance were approximately $6.5 million.

    DIVIDEND POLICY

    The holders of Novo Networks' common stock are entitled to receive dividends at such time and in such amounts as may be determined by the Board of Directors. However, Novo Networks has not paid any dividends in the past and does not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, Novo Networks intends to retain any and all earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

    Prior to September 22, 1999, Novo Networks was a publicly held company with no material operations. Novo Networks was formerly known as eVentures Group, Inc. and prior thereto, Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987. In September 1999, Novo Networks acquired (i) all of the outstanding shares of AxisTel; (ii) approximately 66.7% of the outstanding shares of e.Volve; (iii) approximately 17% of the outstanding shares of Gemini; and (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest. In a related transaction, Novo Networks acquired the remaining 33.3% of e.Volve in October 1999. All of the acquisitions and the purchase of the $8,540,159 e.Volve note were settled through the issuance of 26,827,552 shares of Novo Networks' common stock and are collectively referred to as the "Initial Transaction".

    Since Novo Networks had no material operations prior to the September 22, 1999 transaction, the acquisition interests of the Infinity Entities were accounted for as a recapitalization of e.Volve. The interests in Gemini and AxisTel contributed by the Infinity Entities have been included from the date of investment by the Infinity Entities. In March 2000, Novo Networks acquired 100% of iGlobal (see - Note 9 to the Consolidated Financial Statements). On April 2, 2001, iGlobal filed a voluntary petition under chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000 through April 2, 2001. On July 30, 2001, our principal subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under chapter 11 of the Bankruptcy Code. During fiscal 2001, all of the revenues and direct costs reflected in the consolidated financial statements of Novo Networks and our subsidiaries resulted from the operations of e.Volve and AxisTel and, to a lesser extent, iGlobal.

                                                                            PRO FORMA
                                                                 -------------------------------
                                                 YEAR ENDED             YEAR ENDED JUNE 30,                YEAR ENDED JUNE 30,
CONSOLIDATED STATEMENTS                           JUNE 30,       -------------------------------     ------------------------------
OF OPERATIONS DATA                                  2001              2000              1999              2000             1999
                                               -------------     -------------     -------------     -------------    -------------
Revenues ..................................    $  72,031,554     $  62,149,705     $  36,661,823     $  55,354,030    $  27,248,273
Direct costs (except for depreciation and
    amortization show below) ...............      70,807,489        59,616,970        31,624,140        51,656,016       23,311,584
                                               -------------     -------------     -------------     -------------    -------------
Gross profit ..............................        1,224,065         2,532,735         5,037,683         3,698,014        3,936,689
Selling general & administrative
expense ...................................       28,867,054        26,555,721        11,976,622        22,471,732        6,251,730
Reorganization and restructuring
charge ....................................        3,898,656                --                --                --               --
Impairment loss ...........................      120,476,247                --                --                --               --
Depreciation & amortization expense .......       20,453,633        22,753,691        22,753,691        10,007,859          957,966
                                               -------------     -------------     -------------     -------------    -------------
Loss from operations before
   other (income) expense .................     (172,471,525)      (46,776,677)      (29,692,630)      (28,781,577)      (3,273,007)


Other (income) expenses):
   Interest (income) expense, net .........         (402,376)       (1,122,086)          473,675          (920,161)       1,704,459
   Write off of unamortized debt
     discount .............................               --                --         2,000,000           917,615               --
   Equity in loss of affiliates ...........        9,023,882         5,236,183            33,776         5,236,183           33,776
   Foreign currency (gain) loss ...........          130,511          (168,431)          126,575          (168,431)         126,575
   Other ..................................          341,052           176,114            73,627            29,057          (16,930)
                                               -------------     -------------     -------------     -------------    -------------
                                                   9,093,069         4,121,780         2,707,653         5,094,263        1,847,880
                                               -------------     -------------     -------------     -------------    -------------
Net loss ..................................     (181,564,594)      (50,898,457       (32,400,283)      (33,875,840)      (5,120,887)

Imputed preferred dividend ................       (2,299,750)      (10,407,954)               --       (10,407,954)              --
                                               -------------     -------------     -------------     -------------    -------------
Net income (loss) available
   to common shareholders .................    $(183,864,344)    $ (61,306,411)    $ (32,400,283)    $ (44,283,794)   $  (5,120,887)
                                               =============     =============     =============     =============    =============
Net loss per share - (basic and
diluted) ..................................    $       (3.52)    $       (1.18)    $       (0.71)    $       (1.14)   $       (0.45)
                                               =============     =============     =============     =============    =============
Weighted average number of shares
   Outstanding - (basic and diluted)  .....       52,222,671        52,061,258        45,338,950        38,739,230       11,365,614
                                               =============     =============     =============     =============    =============

                                                                             AS OF JUNE 30,
                                                           -------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA                                 2001              2000              1999
                                                           -------------     -------------     -------------
Cash and cash equivalents ............................     $  16,696,537     $  40,764,246     $      39,379
Working capital (deficit) ............................         6,048,792        32,891,976        (6,590,569)
Total assets .........................................        37,897,369       218,316,373        12,588,409
Capital lease obligations, net of current portion ....         5,189,094         5,780,851         2,031,513
Long term debt .......................................                --         3,685,145         6,828,948
Total stockholders' (deficit) equity .................        16,646,296       191,950,797        (5,932,221)

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

    BASIS OF PRESENTATION

    Since Novo Networks had no material operations prior to the Initial Transaction, the reorganization was accounted for as a recapitalization of e.Volve. Accordingly, the historical financial statements of Novo Networks and its subsidiaries presented through June 30, 1999 are those of e.Volve only. The financial results for AxisTel are included in the financial statements of Novo Networks and our subsidiaries since September 22, 1999, the date of acquisition. On March 10, 2000, Novo Networks acquired 100% of iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements of Novo Networks and our subsidiaries since its acquisition on March 10, 2000 through April 2, 2001. On July 30, 2001, Novo Networks' principal subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under chapter 11 of the Bankruptcy Code. During fiscal 2001, all of the revenues and direct costs reflected in the consolidated financial statements of Novo Network and our subsidiaries resulted from the operations of e.Volve and AxisTel and, to a lesser extent iGlobal.

    OVERVIEW

    Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the U.S. economy as a whole, Novo Networks and our subsidiaries did not raise the additional capital required to complete the build-out of our subsidiaries' global broadband network. As a result, during the third quarter ended March 31, 2001, Novo Networks and our subsidiaries took the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to the expansion of the global broadband network, (ii) downsized the workforce by approximately 30% and (iii) discontinued the operations of iGlobal.

         Following the March 2001 restructuring, we undertook a strategic review of our businesses. Our board of directors determined after such a review that it was appropriate to examine the possible sale or merger of our voice business subsidiaries in order to maximize the potential value thereof to our shareholders. We retained JP Morgan to assist in this regard. However, JP Morgan was unable to locate a buyer.

         Faced with a continuing deterioration of their businesses and a calamitous downturn in the telecommunications markets generally, our subsidiaries took the following actions during June of 2001:

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

         See "Reports filed on Form 8-K" elsewhere in this Report

         Following the June 2001 Restructuring and subsequent to the end of the fiscal year, certain of our remaining operating subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code. For additional information on Bankruptcy Proceedings, see "Business - Bankruptcy Proceedings". At the same time, Novo Networks announced that it was attempting to diversify our business into financial services. Our subsidiaries operate in one business segment, the provision of communication services over a private network, which uses communications technologies that allow for the simultaneous high speed, large scale transmission of voice, video and data.

         Revenues. Revenues are generated through the sale of products and services, which can be divided into two product groups: broadband services and voice services. Broadband services consist of transport services such as private line, Asynchronous Transfer Mode and frame relay, co-location services and managed web hosting. Voice services included the delivery of communications services to end-users. Voice services consist principally of packet-based voice services, voice-over-Internet-protocol or VOIP services, VOIP integration services and prepaid calling services. Products and Services are generally measured and billed on a per minute basis.

         Historically, Novo Networks has derived substantially all of our consolidated revenues from the sale of voice and broadband services of e.Volve and Axistel, subsidiaries of Novo Networks. Agreements with wholesale customers for the provisions of these services are typically short term in duration and rates are subject to change from time to time. Our subsidiaries' three largest customers accounted for 47% and 73% of revenues during the twelve months ended June 30, 2001 and 2000, respectively.

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

         Prior to September 1999 and effective September 2001, Novo Networks provided international telecommunication services only from the United States to Mexico by our e.Volve subsidiary. The majority of e.Volve's termination fees and certain fiber optic lease payments are payable in Mexican pesos. As a result, e.Volve was and continues to be exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the U.S. dollar. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Continued fluctuation in the exchange rate may make it cheaper or more expensive to purchase pesos to meet e.Volve's peso denominated expenses. The provision of international telecommunications services from the United States to Mexico by e.Volve constitutes our subsidiaries' primary operations.

         Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently Novo Networks maintains its corporate headquarters in Dallas, Texas. AxisTel and our subsidiaries have facilities in Jersey City, New Jersey, Overland Park, Kansas (Kansas City), Dallas, Texas, Miami, Florida and Mexico City, Mexico. On July 29, 2001, Novo Networks and the debtor subsidiaries entered into an Administrative Services Agreement pursuant to which Novo Networks agreed to provide the debtor subsidiaries with accounting, billing and collections, human resources, payroll, information systems, operational and network support, limited non-bankruptcy legal and regulatory services and various related secretarial and administrative services. In return for these services, the debtor subsidiaries pay a weekly fee of $30,000. The Administrative Services Agreement expires on November 30, 2001, unless extended by the parties.

         Depreciation and Amortization. Depreciation and amortization represent the depreciation of property, plant and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. Due to the significant impairment losses recorded during the third and fourth quarters of fiscal 2001, Novo Networks expects our depreciation and amortization costs to decrease significantly.

         Equity in Loss of Affiliates. Equity in losses of affiliates results from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, Novo Networks' proportionate share of each affiliate's operating losses and amortization of the our net excess investment over our equity in each affiliate's net assets is included in equity in losses of affiliates. As a result of declining market conditions and the uncertainties surrounding the recoverability of our investments, Novo Networks expects to record additional losses related to our affiliates.

SUMMARY OF OPERATING RESULTS

    The table below summarizes Novo Networks' consolidated operating results:

                                                                             For the Year Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                        2001          %             2000          %             1999          %
                                                   -------------   -------     -------------   -------     -------------   -------
Revenues .......................................   $  72,031,554       100%    $  55,354,030       100%    $  27,248,273       100%
Direct costs (except for depreciation and
     amortization shown below) .................      70,807,489        98%       51,656,016        93%       23,311,584        86%
                                                   -------------   -------     -------------   -------     -------------   -------
Gross profit ...................................       1,224,065         2%        3,698,014         7%        3,936,689        14%
Selling, general and administrative expenses ...      28,867,054        40%       22,471,732        41%        6,251,730        23%
Reorganization and restructuring charge ........       3,898,656         5%               --         0%               --         0%
Impairment loss ................................     120,476,247       166%               --         0%               --         0%
Depreciation and amortization ..................      20,453,633        28%       10,007,859        18%          957,966         4%
                                                   -------------   -------     -------------   -------     -------------   -------
Loss from operations, before
     other (income) expense ....................    (172,471,525)     (239)%     (28,781,577)      (52)%      (3,273,007)      (12)%

Other (income) expenses:
     Interest expense (income), net ............        (402,376)       (1)%        (920,161)       (2)%       1,704,459         6%
     Write off of unamortized debt discount ....              --         0%          917,615         2%               --         0%
     Equity in loss of affiliates ..............       9,023,882        13%        5,236,183         9%           33,776         0%
     Foreign currency (gain) loss ..............         130,511         0%         (168,431)       (0%)         126,575         0%
     Other .....................................         341,052         1%           29,057         0%          (16,930)       (0)%
                                                   -------------   -------     -------------   -------     -------------   -------
                                                       9,093,069        14%        5,094,263         9%        1,847,880         7%
                                                   -------------   -------     -------------   -------     -------------   -------
Net loss .......................................    (181,564,594)     (252)%     (33,875,840)      (61)%      (5,120,887)      (19)%

Imputed preferred dividend......................      (2,299,750)                (10,407,954)                         --
                                                   -------------               -------------               -------------
Net loss available
     to common shareholders ....................   $(183,864,344)              $ (44,283,794)              $  (5,120,887)
                                                   =============               =============               =============

Net loss per share - (basic and diluted)........   $       (3.52)              $       (1.14)              $       (0.45)
                                                   =============               =============               =============
Weighted average number of shares
     outstanding - (basic and diluted) .........      52,222,671                  38,739,230                  11,365,614
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

    The increase in fiscal 2001 revenues is primarily the result of both (i) revenues generated from AxisTel, which was acquired as part of the Initial Transaction, being included for a full twelve months during the current year versus nine months in the prior year and (ii) a 42% increase in the number of minutes transmitted. During fiscal 2001, our subsidiaries transmitted approximately 753 million minutes versus 504 million minutes in fiscal 2000, an increase of 49%. The average revenue per minute decreased to $0.10 in fiscal 2001 from $0.11 in fiscal 2000.

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

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28% or $6.4 million during fiscal 2001 to $28.9 million from $22.5 million in fiscal 2000. The increase in selling, general and administrative expenses during fiscal 2001 resulted primarily from (i) increase of $8.0 million in costs related to the global network build-out of our operating subsidiaries and the associated expansion of staffing and facilities
(ii) increased bad debt expense of $2.8 million due to deterioration in the credit quality of certain customers of AxisTel and e.Volve and (iii) increased iGlobal expense of $1.9 million due to the inclusion of iGlobal for 9 months during fiscal 2001, compared to 3 months during fiscal 2000. The increase was offset in part by decreases in (i) professional fees and consulting expense of $3.5 million, (ii) stock-based compensation of $1.2 million and (iii) vendor settlement costs included in the prior year of $1.7 million. Novo Networks anticipates that selling, general and administrative expenses will decrease significantly as a result of the recent measures implemented to reduce costs and the cessation of the buildout of our subsidiaries' networks.

    Reorganization and Restructuring Charge. In October 2000, Novo Networks began execution of a plan to consolidate the operations and management of its wholly-owned subsidiaries into a single broadband network and communication services company. Additionally, the plan had a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services. Novo Networks recorded reorganization and restructuring expenses totaling $3.9 million during fiscal 2001. The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The reorganization and restructuring charge of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the fair value of stock options granted to a former employee as part of his separation agreement.

    Impairment Loss. During fiscal 2001 Novo Networks recorded an impairment loss totaling $120.5 million related to (i) Novo Networks' investment in iGlobal, (ii) goodwill relating to the Initial Transaction, (iii) investments in affiliates and (iv) property and equipment. As previously discussed, during fiscal 2001 we made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $61.6 million, comprised primarily of the write-off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to the Initial Transaction, Novo Networks recorded an impairment loss of $24.2 million. Novo Networks recorded an impairment loss of $10.8 million related to our investments in affiliates as a result of the declining market conditions and the uncertainties surrounding the recoverability of investments. As a result of the decision to discontinue the historical business of AxisTel, Novo Networks recorded an impairment loss of $23.9 million related to certain of AxisTel's network assets. The impairment charge of $23.9 million includes the write-down of AxisTel's New York to Los Angeles fiber optic circuit of $12.4 million and related prepaid maintenance of $1.6 million.

    Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, Novo Networks recorded approximately $113.9 million in goodwill. Amortization of goodwill during the twelve months ended June 30, 2001 totaled $15.3 million compared to $7.5 million in fiscal 2000. During fiscal 2001 Novo Networks recorded an impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal-related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the September 1999 and October 1999 transactions, we wrote-off the remaining goodwill of $24.2 million. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. To the extent there are any future acquisitions, there will no longer be amortization expense related to goodwill. Depreciation recorded on fixed assets during the current fiscal year totaled $4.9 million compared to $2.5 million during fiscal 2000. The increased depreciation is reflective of Novo Networks' continued investment in our network infrastructure during fiscal 2001.

    Interest (Income) Expense, Net. Novo Networks recorded interest income, net of expense of $0.4 million in fiscal 2001 compared to $0.9 million in fiscal 2000. The decreased interest income is due to lower cash balances during fiscal 2001. The higher fiscal 2000 cash balances resulted from private placements of preferred and common stock of $86.7 million in fiscal 2000.

    Equity in Losses of Affiliates. Equity in losses of affiliates resulted from Novo Networks' minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, Novo Networks' proportionate share of each affiliate's operating losses and amortization of our net excess investment over our equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates was $9.0 million in fiscal 2001 from $5.2 million during fiscal 2000, an increase of $3.8 million. This loss primarily resulted from Novo Networks' 22% equity interest in Gemini. Novo Networks anticipates that our strategic investments accounted for under the equity method will continue to invest in the development of the our products and services, and will continue to recognize operating losses, which will result in future charges to earnings as Novo Networks records our proportionate share of such losses.

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

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.2 million in fiscal 2000 to $22.5 million from $6.3 million in fiscal 1999. The increase in selling, general and administrative expenses in fiscal 2000 resulted primarily from (i) expenses incurred by companies acquired during fiscal 2000 of $6.1 million, (ii) an increase in professional and consulting fees of $3.6 million, (iii) amounts charged to expense as a result of the issuance of common stock for the settlement of accounts payable totaling $2.8 million, (iv) compensation expense of $2.0 million related to the issuance of options below the market value of our stock; and (v) an increase in salary expense of $1.1 million as a result of establishing and expanding Novo Networks' corporate office.

    Depreciation and Amortization. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, Novo Networks recorded approximately $113.9 million in goodwill. Amortization of goodwill in fiscal 2000 totaled $7.5 million. Novo Networks recorded $2.5 million depreciation on fixed assets compared to $1.0 in fiscal 1999. The increased depreciation in fiscal 2000 is reflective of Novo Networks' continued investment in our network infrastructure.

    Interest (Income) Expense, Net. Novo Networks recorded interest income, net of expense of $0.9 million in fiscal 2000 compared to net interest expense of $1.7 million in fiscal 1999. This net change of $2.6 million primarily resulted from the elimination of $8.0 million of e.Volve debentures as a result of the reorganization transaction on September 22, 1999 and interest income on higher cash balances maintained from the proceeds of private placements completed in fiscal 2000.

    Write Off Of Unamortized Debt Discount and Recognition of Imputed Preferred Stock Dividend. The $0.9 million write off of unamortized debt discount in fiscal 2000 resulted from the elimination of e.Volve's outstanding debentures as a result of the reorganization transaction. Novo Networks reported an imputed dividend in fiscal 2000 of $10.4 million as a result of the difference between the market closing prices for Novo Networks' common stock on the dates on which Novo Networks issued convertible preferred stock during the period and the price per share at which such preferred stock is convertible into common shares.

    Equity in Losses of Affiliates. Equity in losses of affiliates resulted from Novo Networks' minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, Novo Networks' proportionate share of each affiliate's operating losses and amortization of its net excess investment over our equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates was $5.2 million in fiscal 2000. This loss primarily resulted from Novo Networks' 22% equity interest in Gemini.

    Foreign Currency Gain or Loss. Foreign currency gain during fiscal 2000 was $0.2 million compared to a loss of $0.1 million during fiscal 1999. This variance was the result of favorable exchange rate fluctuations in the Mexican peso compared to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     At June 30, 2001, Novo Networks had consolidated current assets of $22.1 million, including cash and cash equivalents of $16.7 million. The working capital surplus at June 30, 2001 was $6.0 million.

     Historically, Novo Networks and our subsidiaries have funded their operations primarily through investments by Novo Networks in our subsidiaries of the proceeds of private placements of Novo Networks' common and preferred stock and borrowings by our subsidiaries under loan and capital lease agreements. Principal uses of cash have been to fund (i) the expansion of operations; (ii) working capital requirements; (iii) capital expenditures, primarily related to network equipment and capacity; (iv) operating losses; and (v) acquisitions and strategic investments. Due to the lack of stability in the capital markets and the economy's recent downturn, Novo Networks' only source of funding, in the near term, is cash on hand. Furthermore, Novo Networks' principal subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. While Novo Networks has agreed to provide the secured debtor-in-possession financing with $1.6 million, our debtor subsidiaries may require additional outside funding if they cannot generate enough cash from operations, which could be difficult to obtain on acceptable terms, if at all. Novo Networks has made no further commitments to our debtor subsidiaries. Due to the uncertainty surrounding Novo Networks and our debtor subsidiaries, management is unable to determine whether cash balances on June 30, 2001 will be sufficient to meet our funding requirements through the next twelve months.

     As a result of Novo Networks' and our subsidiaries' inability to raise sufficient capital to complete the planned build-out of the global broadband network and the continued deterioration and financial difficulties in the telecommunications industry, Novo Networks and our subsidiaries have taken the following measures in an effort to reduce costs and streamline operations: (i) abandoned the global broadband network rollout, (ii) downsized the workforce to minimal staffing levels, a 85% reduction from the highest staffing level in fiscal 2001, (iii) discontinued the operations of iGlobal (see - Note 9 to the Consolidated Financial Statements), (iv) began measures to discontinue unprofitable telecommunication services and routes, and (v) established a new financial services division to diversify operations.

     Novo Networks' consolidated revenues rely on revenues from the provision of voice services by e.Volve, which typically generate minimal, gross margin. While e.Volve hopes to be able to increase the volume of voice traffic, and therefore increase the absolute amount of gross profit from the sale of voice services, our subsidiaries have historically not been able to fund their operations from voice services. As a result, during fiscal 2001, Novo Networks recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

     Novo Networks' largest customer, Qwest, accounted for approximately 36% of consolidated revenues during fiscal 2001. e.Volve's reliance on Qwest has increased following the end of fiscal 2001 and Qwest now accounts for all of e.Volve's revenues. e.Volve has not experienced any material problems in collecting amounts owed by Qwest. e.Volve anticipates that Qwest will continue to account for all of e.Volve's revenues in the near-term.

    The accompanying consolidated financial statements have been prepared assuming that Novo Networks will continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Novo Networks be unable to continue as a going concern.

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
                                    ============      ============      ============

    The increased use of cash in operating activities during fiscal 2001 as compared to 2000 is primarily attributable to increased overhead costs associated with expanding our subsidiaries' overall operations which encompass:
(i) networks, (ii) facilities, (iii) employee costs and (iv) costs incurred by companies acquired during fiscal 2000. The increase in net cash used in operating activities in fiscal 2000 as compared to fiscal 1999 was principally a result of costs incurred by companies acquired during fiscal 2000, and to a lesser extent the costs associated with establishing and expanding Novo Networks' corporate office.

    Net cash used in investing activities was $4.6 million, $35.0 million, and $1.3 million in fiscal years 2001, 2000, and 1999 respectively. Investing activities in the current year period consisted principally of purchases of network equipment of $3.0 million by Novo Networks' subsidiaries and investments in affiliated companies of $1.1 million. Fiscal 2000 investing activities were comprised primarily of investments in affiliated companies of $21.1 million and purchases of network equipment and other fixed assets by Novo Networks' subsidiaries of $13.6 million. Cash flows used in investing activities in fiscal 1999 consisted primarily of purchases of fixed assets of $1.2 million.

    Cash flows provided by financing activities totaled $4.1 million, $84.9 million and $0.3 million in fiscal years 2001, 2000 and 1999, respectively. Fiscal 2001 financing activities consisted principally of (i) net proceeds from the private placement of common and preferred stock by Novo Networks of $6.5 million, and (ii) borrowings by a subsidiary under a credit agreement for equipment purchases of $0.3 million, offset partially by capital lease payments of $2.8 million. Fiscal 2000 financing activities consisted principally of net proceeds from the private placement of common and preferred stock by Novo Networks of $86.7 million offset in part by capital lease payments of $1.3 million. Cash flows provided from financing activities in fiscal 1999 consisted primarily of proceeds from the issuance of debentures of $2.0 million offset by payments on capital leases of $1.7 million.

    The private placement completed in fiscal 2001 consisted of the issuance of 450,001 shares of common stock and 7,000 shares of Series D Convertible Preferred Stock with aggregate net proceeds of approximately $6.5 million. Proceeds from these issuances were for general corporate purposes and for use as capital for new investments and projects. Shares of Series D Convertible Preferred Stock are convertible into shares of Novo Networks' common stock at a price of $7.00 per share. For a description of the rights and privileges of each equity security, please see Note 16 to the Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

    See Note 3 to the Consolidated Financial Statements.

EFFECTS ON INFLATION

    Novo Networks does not believe that the businesses of our subsidiaries are impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on operations in the future.

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

    Interest Rate Risks. Novo Networks has investments in money market funds of approximately $15.8 million at June 30, 2001. Due to the short-term nature of Novo Networks' investments, Novo Networks believes that the effects of changes in interest rates are limited and would not materially impact profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Please refer to pages F-1 to F-31, as well as FS-1 and FS-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 2, 2001, we dismissed BDO Seidman LLP as our independent public accountant. The decision to change accountants was recommended by the Audit Committee of our Board of Directors, and approved by our Board of Directors. During the fiscal years ended June 30, 2000 and 2001 and the interim period subsequent to June 30, 2001, (i) there have been no disagreements with BDO Seidman LLP or Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the our independent accountants, would have caused the independent accountant to make reference to such matter in connection with its report; and (ii) there have been no reportable events (as described in Regulation S-K Item 304 (a)(1)). BDO Seidman's report on the financial statements for the year ended June 30, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in Novo Networks' 2001 Proxy Statement, which will be filed not later than 120 days after the end of Novo Networks' fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 will be set forth under the caption "Executive Compensation and Other Matters" in Novo Networks' 2001 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Directors, Management and Principal Stockholders" in our 2001 Proxy Statement, which will be filed not later than 120 days after the end of Novo Networks' fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in Novo Networks' 2001 Proxy Statement, which will be filed not later than 120 days after the end of the our fiscal year ended June 30, 2001, and which is incorporated herein by this reference.

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

 10.42      2001 Equity Incentive Plan                                               10-Q       5/15/2000    10.42

            Employment Agreement, dated as of July 17, 2001 between Novo             10-K       9/28/2001    10.42
            Networks Operating Corp. and Steven R. Loglisci..

            Consulting Agreement, dated as of July 30, 2001, between Novo            10-K       9/28/2001    10.42
            Networks Operating Corp. and John L. Higgins

            Employment Agreement, dated as of March 10, 2000, between IGS            10-K       9/28/2001    10.42
            Acquisition Corporation and Patrick G. Mackey. (compensatory agreement)

            Amendment No. 1 to Employment Agreement between eVentures Group,         10-K       9/28/2001    10.42
            Inc. and Patrick G. Mackey, dated as of September 25, 2000.

            Amendment No. 2 to Employment Agreement between Novo Networks,           10-K       9/28/2001    10.42
            Inc. and Patrick G. Mackey, dated as of January 10, 2001.


EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
                                                                                     FORM       DATE        NUMBER
            Credit and Guaranty Agreement dated as of August 9, 2001 among            10-K    9/28/2001    10.42
            Axistel Communications, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession
            ("AxisTel"), Novo Networks Global Services, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession ("NNGS"), Novo Networks International Services,
            Inc., a corporation organized and existing under the laws of
            Delaware and a debtor and debtor-in-possession ("NNIS"), and e.Volve
            Technology Group, Inc., a corporation organized and existing under the laws of Nevada and a debtor and debtor-in-possession
            ("e.Volve"), Novo Networks Operating Corp., a corporation organized and existing under the laws of Delaware and a debtor and
            debtor-in-possession ("NNOC" and collectively with AxisTel, NNGS,
            NNIS and e.Volve, the "Borrowers"), Novo Networks (UK) Ltd., a
            corporation organized and existing under the laws of the United
            Kingdom ("NNL"), Web2dial Communications, Inc., a corporation organized and existing under the laws of Delaware ("Web2Dial"),
            Servicios Profesionales J.R.J.S., S.A. DE C.V., a corporation organized and existing under the laws of Mexico ("Servicios"), Novo
            Networks Metro Services, Inc., a corporation organized and existing under the laws of Delaware ("NNMS"), Novo Networks Media Services,
            Inc., a corporation organized and existing under the laws of
            Delaware ("NNMedia"), Novo Networks Metro Services (Virginia), Inc.,
            a corporation organized and existing under the laws of Virginia
            ("NNMSV"), and e.Volve Technology Group De Mexico, S.A. DE C.V., a
            corporation organized and existing under the laws of Mexico ("EGM"
            and collectively with NNL, Web2Dial, Servicios, NNMS, NNMedia and
            NNMSV, the "Guarantors"), and Novo Networks, Inc., a corporation organized and existing under the laws of Delaware (the "Lender").

10.43       Switched Services Agreement, dated April 29, 1998, by and between Orix                                        X
            Global Communications, Inc. and Qwest Communications Corporation.

10.44       Carrier Service Agreement for International Terminating Traffic, dated                                        X
            September 17, 1998, by and between Qwest Communications Corporation and
            Orix Global Communications, Inc.

10.45       Qwest Communications Corporation Carrier Service Agreement, dated                                             X
            April 12, 1999, by and between Qwest Communications Corporation and Orix
            Global Communications, Inc.

10.46       IRU Agreement, dated September 30, 1999, by and between Qwest Communications                                  X
            Corporation and e.Volve Technologies.

10.47       Amendment No. 1 to IRU Agreement, dated June 16, 2000, by and between                                         X
            Qwest Communications Corporation, e.Volve Technologies and AxisTel
            Communications, Inc.

10.48       Letter Agreement, dated June 19, 2000, by and between Qwest Communications                                    X
            Corporation and Axistel Communications, Inc.

11          Statement re-computation of per share earnings. (Information              10-K       9/28/2001    11
            regarding the computation of loss per share is set forth in the
            Consolidated Financial Statements.)

21.1        Subsidiaries of eVentures Group, Inc.                                     10-K       9/28/2001   21.1

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

   2. On April 17, 2001, we filed a Report on Form 8-K, announcing the iGlobal Bankruptcy.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 11th day of February, 2002.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                 TITLE                              DATE
    -------------------------------       ----------------------------------        ------------------
    /s/ Barrett N. Wissman                President and Director                      February 14, 2002
    -------------------------------       (Principal Executive Officer)
    Barrett N. Wissman

    /s/ Daniel J. Wilson                  Executive Vice President and Chief          February 14, 2002
    -------------------------------       Financial Officer (Principal
    Daniel J. Wilson                      Accounting and Financial Officer)

    /s/ Olaf Guerrand-Hermes              Director                                    February 14, 2002
    -------------------------------
    Olaf Guerrand-Hermes

    /s/ Mark R. Graham                    Director                                    February 14, 2002
    -------------------------------
    Mark R. Graham

                                          Director                                    February 14, 2002
    -------------------------------
    Jan Robert Horsfall

    /s/ Clark K. Hunt                     Director                                    February 14, 2002
    -------------------------------
    Clark K. Hunt

    /s/ John Stevens Robling              Director                                    February 14, 2002
    -------------------------------
    John Stevens Robling

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

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Fiscal Year Ended June 30,
                                                            ------------------------------------------------------
                                                                 2001                2000                1999
                                                            --------------      --------------      --------------
Revenues ..............................................     $   72,031,554      $   55,354,030      $   27,248,273
Direct costs (except for depreciation and amortization
               as shown below).........................         70,807,489          51,656,016          23,311,584
                                                            --------------      --------------      --------------
Gross profit ..........................................          1,224,065           3,698,014           3,936,689
Selling, general and administrative expenses ..........         28,867,054          22,471,732           6,251,730
Reorganization and restructuring charge ...............          3,898,656                  --                  --
Impairment loss .......................................        120,476,247                  --                  --
Depreciation and amortization .........................         20,453,633          10,007,859             957,966
                                                            --------------      --------------      --------------
Loss from operations, before
    other (income) expense ............................       (172,471,525)        (28,781,577)         (3,273,007)

Other (income) expense
    Interest (income) expense, net ....................           (402,376)           (920,161)          1,704,459
    Write off of unamortized debt discount ............                 --             917,615                  --
    Equity in loss of affiliates ......................          9,023,882           5,236,183              33,776
    Foreign currency loss (gain)  .....................            130,511            (168,431)            126,575
    Other .............................................            341,052              29,057             (16,930)
                                                            --------------      --------------      --------------
                                                                 9,093,069           5,094,263           1,847,880
                                                            --------------      --------------      --------------
Net loss ..............................................       (181,564,594)        (33,875,840)         (5,120,887)

Imputed preferred dividend ............................         (2,299,750)        (10,407,954)                 --
                                                            --------------      --------------      --------------

Net loss available to common
    shareholders ......................................     $ (183,864,344)     $  (44,283,794)     $   (5,120,887)
                                                            ==============      ==============      ==============

Net loss per share - (basic and diluted) ..............     $        (3.52)     $        (1.14)     $        (0.45)
                                                            ==============      ==============      ==============
Weighted average number of shares
    outstanding - (basic and diluted)  ................         52,222,671          38,739,230          11,365,614
                                                            ==============      ==============      ==============


The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                       Preferred Stock            Common Stock
                                                                                 -----------------------------   ---------------
                                                                                    Shares           Amount          Shares
                                                                                 ------------     ------------   ---------------
Balance, June 30, 1998  .....................................................              --     $         --         1,800,000
Fair value of shares issued in connection with debentures ...................              --               --                --
Fair value of warrants granted in connection with debentures ................              --               --                --
Cost investment in PhoneFree ................................................              --               --                --
Net loss ....................................................................              --               --                --
                                                                                 ------------     ------------    --------------
Balance, June 30, 1999 ......................................................              --               --         1,800,000
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................              --               --        12,381,000
   Acquisition of eVentures .................................................              --               --        10,330,610
   Acquisition of 66.67% of e.Volve .........................................              --               --         9,565,614
   Net effect of the purchase of the remaining 33.33% of e.Volve ............              --               --         5,831,253
   Contribution of PhoneFree cost investment from Major Shareholders ........              --               --         2,879,386
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................              --               --         5,013,477
   Issuance of Series A Preferred Stock .....................................           1,000               --                --
   Issuance of Series B Preferred Stock .....................................           7,000               --                --
   Issuance of Series C Preferred Stock .....................................          15,570               --                --
Conversion of Series A Preferred Stock ......................................          (1,000)              --           200,000
Conversion of Series B Preferred Stock ......................................          (2,500)              --           181,159
Acquisition of iGlobal ......................................................              --               --         2,551,087
Acquisition of minority interest in affiliates ..............................              --               --           312,027
Issuance of Common Stock for settlement of accounts payable .................              --               --           426,799
Issuance of Common Stock as payment for assets ..............................              --               --           517,333
Intrinsic value of stock options ............................................              --               --                --
Amortization of deferred compensation .......................................              --               --                --
Imputed preferred dividend ..................................................              --               --                --
Acquisition of call options to purchase treasury stock ......................              --               --                --
Net loss ....................................................................              --               --                --
                                                                                 ------------     ------------    --------------
Balance, June 30, 2000 ......................................................          20,070                         51,989,745
Settlement of iGlobal purchase ..............................................              --               --                --
Amortization of deferred compensation .......................................              --               --                --
Repayment on note receivable from shareholders ..............................              --               --                --
Foreclosure on note receivable from shareholders ............................              --                           (171,911)
Private placement of common and preferred stock .............................           7,000               --           450,001
Imputed preferred dividend ..................................................              --               --                --
Series D Preferred Stock dividends ..........................................             325               --                --
Fair value of stock options .................................................              --               --                --
Conversion of Series C Preferred to Common ..................................          (1,000)              --            55,866
Net loss ....................................................................              --               --                --
                                                                                 ------------     ------------    --------------
Balance, June 30, 2001 ......................................................          26,395     $         --        52,323,701
                                                                                 ============     ============    ==============


                                                                                  Common Stock
                                                                                 --------------
                                                                                     Amount
                                                                                 --------------
Balance, June 30, 1998  .....................................................    $           36
Fair value of shares issued in connection with debentures ...................                --
Fair value of warrants granted in connection with debentures ................                --
Cost investment in PhoneFree ................................................                --
Net loss ....................................................................                --
                                                                                 --------------
Balance, June 30, 1999 ......................................................                36
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................               248
   Acquisition of eVentures .................................................               207
   Acquisition of 66.67% of e.Volve .........................................               190
   Net effect of the purchase of the remaining 33.33% of e.Volve ............               117
   Contribution of PhoneFree cost investment from Major Shareholders ........                58
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................               100
   Issuance of Series A Preferred Stock .....................................                --
   Issuance of Series B Preferred Stock .....................................                --
   Issuance of Series C Preferred Stock .....................................                --
Conversion of Series A Preferred Stock ......................................                 4
Conversion of Series B Preferred Stock ......................................                 4
Acquisition of iGlobal ......................................................                51
Acquisition of minority interest in affiliates ..............................                 7
Issuance of Common Stock for settlement of accounts payable .................                 9
Issuance of Common Stock as payment for assets ..............................                10
Intrinsic value of stock options ............................................                --
Amortization of deferred compensation .......................................                --
Imputed preferred dividend ..................................................                --
Acquisition of call options to purchase treasury stock ......................                --
Net loss ....................................................................                --
                                                                                 --------------
Balance, June 30, 2000 ......................................................             1,041
Settlement of iGlobal purchase ..............................................                --
Amortization of deferred compensation .......................................                --
Repayment on note receivable from shareholders ..............................                --
Foreclosure on note receivable from shareholders............................                 --
Private placement of common and preferred stock .............................                 9
Imputed preferred dividend ..................................................                --
Series D Preferred Stock dividends ..........................................                --
Fair value of stock options .................................................                --
Conversion of Series C Preferred to Common ..................................                --
Net loss ....................................................................                --
                                                                                 --------------
Balance, June 30, 2001 ......................................................    $        1,050
                                                                                 ==============

The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                  Common Stock to be Issued            Additional
                                                                               ---------------------------------        Paid-in
                                                                                  Shares              Amount            Capital
                                                                               --------------     --------------     --------------
Balance, June 30, 1998  .....................................................              --     $           --     $      108,364
Fair value of shares issued in connection with debentures ...................              --                 --          2,000,000
Fair value of warrants granted in connection with debentures ................              --                 --            210,000
Cost investment in PhoneFree ................................................              --                 --          2,100,144
Net loss ....................................................................              --                 --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 1999 ......................................................              --                 --          4,418,508
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................              --                 --         17,110,929
   Acquisition of eVentures .................................................              --                 --             (2,980)
   Acquisition of 66.67% of e.Volve .........................................              --                 --          8,540,159
   Net effect of the purchase of the remaining 33.33% of e.Volve ............              --                 --         11,662,389
   Contribution of PhoneFree cost investment from Major Shareholders ........              --                 --                 --
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................              --                 --         63,202,526
   Issuance of Series A Preferred Stock .....................................              --                 --          1,000,000
   Issuance of Series B Preferred Stock .....................................              --                 --          6,997,500
   Issuance of Series C Preferred Stock .....................................              --                 --         15,469,985
Conversion of Series A Preferred Stock ......................................              --                 --                 (4)
Conversion of Series B Preferred Stock ......................................              --                 --                 (4)
Acquisition of iGlobal ......................................................          71,513                  1         85,352,234
Acquisition of minority interest in affiliates ..............................              --                 --          4,177,567
Issuance of Common Stock for settlement of accounts payable .................              --                 --          7,888,592
Issuance of Common Stock as payment for assets ..............................              --                 --          9,571,060
Intrinsic value of stock options ............................................              --                 --          3,311,250
Amortization of deferred compensation .......................................              --                 --                 --
Imputed preferred dividend ..................................................              --                 --         10,407,954
Acquisition of call options to purchase treasury stock ......................              --                 --           (200,000)
Net loss ....................................................................              --                 --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2000 ......................................................          71,513                  1        248,907,665
Settlement of iGlobal purchase ..............................................         (71,513)                (1)        (2,073,876)
Amortization of deferred compensation .......................................              --                 --                 --
Repayment on note receivable from shareholders ..............................              --                 --                 --
Foreclosure on note receivable from shareholders ............................              --                 --           (951,888)
Private placement of common and preferred stock .............................              --                 --          6,523,991
Imputed preferred dividend ..................................................              --                 --          2,299,750
Series D Preferred Stock dividends ..........................................              --                 --            324,860
Fair value of stock options .................................................              --                 --            877,945
Conversion of Series C Preferred to Common ..................................              --                 --                 --
Net loss ....................................................................              --                 --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2001 ......................................................              --     $           --     $  255,908,447
                                                                               ==============     ==============     ==============

                                                                                                                         Notes
                                                                                                                      Receivable
                                                                                Accumulated         Deferred             from
                                                                                  Deficit         Compensation        Shareholders
                                                                               --------------     --------------     --------------
Balance, June 30, 1998  .....................................................  $   (5,229,878)    $           --     $           --
Fair value of shares issued in connection with debentures ...................              --                 --                 --
Fair value of warrants granted in connection with debentures ................              --                 --                 --
Cost investment in PhoneFree ................................................              --                 --                 --
Net loss ....................................................................      (5,120,887)                --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 1999 ......................................................     (10,350,765)                --                 --
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................              --                 --                 --
   Acquisition of eVentures .................................................              --                 --                 --
   Acquisition of 66.67% of e.Volve .........................................              --                 --                 --
   Net effect of the purchase of the remaining 33.33% of e.Volve ............              --                 --                 --
   Contribution of PhoneFree cost investment from Major Shareholders ........              --                 --                 --
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................              --                 --                 --
   Issuance of Series A Preferred Stock .....................................              --                 --                 --
   Issuance of Series B Preferred Stock .....................................              --                 --                 --
   Issuance of Series C Preferred Stock .....................................              --                 --                 --
Conversion of Series A Preferred Stock ......................................              --                 --                 --
Conversion of Series B Preferred Stock ......................................              --                 --                 --
Acquisition of iGlobal ......................................................              --                 --         (1,048,872)
Acquisition of minority interest in affiliates ..............................              --                 --                 --
Issuance of Common Stock for settlement of accounts payable .................              --                 --                 --
Issuance of Common Stock as payment for assets ..............................              --                 --                 --
Intrinsic value of stock options ............................................              --         (3,311,250)                --
Amortization of deferred compensation .......................................              --          2,036,771                 --
Imputed preferred dividend ..................................................     (10,407,954)                --                 --
Acquisition of call options to purchase treasury stock ......................              --                 --                 --
Net loss ....................................................................     (33,875,840)                --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2000 ......................................................     (54,634,559)        (1,274,479)        (1,048,872)
Settlement of iGlobal purchase ..............................................              --                 --                 --
Amortization of deferred compensation .......................................              --            835,041                 --
Repayment on note receivable from shareholders ..............................              --                 --             96,984
Foreclosure on note receivable from shareholders ............................              --                 --            951,888
Private placement of common and preferred stock .............................              --                 --                 --
Imputed preferred dividend ..................................................      (2,299,750)                --                 --
Series D Preferred Stock dividends ..........................................        (324,860)                --                 --
Fair value of stock options .................................................              --                 --                 --
Conversion of Series C Preferred to Common ..................................              --                 --                 --
Net loss ....................................................................    (181,564,594)                --                 --
                                                                               --------------     --------------     --------------
Balance, June 30, 2001 ......................................................  $ (238,823,763)    $     (439,438)    $           --
                                                                               ==============     ==============     ==============




                                                                                    Total
                                                                               --------------
Balance, June 30, 1998  .....................................................  $   (5,121,478)
Fair value of shares issued in connection with debentures ...................       2,000,000
Fair value of warrants granted in connection with debentures ................         210,000
Cost investment in PhoneFree ................................................       2,100,144
Net loss ....................................................................      (5,120,887)
                                                                               --------------
Balance, June 30, 1999 ......................................................      (5,932,221)
Issuance of Common Stock in connection with the Initial Transaction
   Acquisition of AxisTel ...................................................      17,111,177
   Acquisition of eVentures .................................................          (2,773)
   Acquisition of 66.67% of e.Volve .........................................       8,540,349
   Net effect of the purchase of the remaining 33.33% of e.Volve ............      11,662,506
   Contribution of PhoneFree cost investment from Major Shareholders ........              58
Private Placements of Common and Preferred Stock:
   Issuance of Common Stock .................................................      63,202,626
   Issuance of Series A Preferred Stock .....................................       1,000,000
   Issuance of Series B Preferred Stock .....................................       6,997,500
   Issuance of Series C Preferred Stock .....................................      15,469,985
Conversion of Series A Preferred Stock ......................................              --
Conversion of Series B Preferred Stock ......................................              --
Acquisition of iGlobal ......................................................      84,303,414
Acquisition of minority interest in affiliates ..............................       4,177,574
Issuance of Common Stock for settlement of accounts payable .................       7,888,601
Issuance of Common Stock as payment for assets ..............................       9,571,070
Intrinsic value of stock options ............................................              --
Amortization of deferred compensation .......................................       2,036,771
Imputed preferred dividend ..................................................              --
Acquisition of call options to purchase treasury stock ......................        (200,000)
Net loss ....................................................................     (33,875,840)
                                                                               --------------
Balance, June 30, 2000 ......................................................     191,950,797
Settlement of iGlobal purchase ..............................................      (2,073,877)
Amortization of deferred compensation .......................................         835,041
Repayment on note receivable from shareholders ..............................          96,984
Foreclosure on note receivable from shareholders ............................              --
Private placement of common and preferred stock .............................       6,524,000
Imputed preferred dividend ..................................................              --
Series D Preferred Stock dividends ..........................................              --
Fair value of stock options .................................................         877,945
Conversion of Series C Preferred to Common ..................................              --
Net loss ....................................................................    (181,564,594)
                                                                               --------------
Balance, June 30, 2001 ......................................................  $   16,646,296
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

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:


                                                      2001                          2000                          1999
                                            ------------------------     -------------------------     -------------------------
Statutory federal income tax benefit ....   $ 64,605,262          35%    $ 11,856,545           35%    $  1,741,102           34%
State tax rate, net of federal benefit...      3,691,729           2%         677,517            2%              --           --
Non-deductible expense ..................    (43,167,691)        (23)%     (3,902,583)         (11)%             --           --
Other ...................................      1,282,346           1%       3,455,046           10%              --           --
Increase in valuation allowance .........    (26,411,646)        (15)%    (12,086,525)         (36)%     (1,741,102)         (34)%
                                            ------------    --------     ------------    ---------     ------------    ---------
Effective rate, net .....................   $         --          --               --    $      --               --    $      --
                                            ============    ========     ============    =========     ============    =========



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



     The Company follows APB 25 in accounting for its stock options, and, accordingly, in fiscal 2000, recorded deferred compensation of $3,311,250 equal to the fair value of options granted to employees that had an exercise price lower than the market price of the underlying stock on the day of the grant. The deferred compensation is being amortized over the related vesting periods and the amortization is included in selling, general and administrative expenses in the statement of operations. During fiscal 2001 and fiscal 2000 amortization of deferred compensation totaled $835,041 and $2,036,771, respectively. At June 30, 2001 the Company had $439,438 in remaining deferred compensation.

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

                                Index of Exhibits

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

 10.42      2001 Equity Incentive Plan                                               10-Q       5/15/2000    10.42

            Employment Agreement, dated as of July 17, 2001 between Novo             10-K       9/28/2001    10.42
            Networks Operating Corp. and Steven R. Loglisci..

            Consulting Agreement, dated as of July 30, 2001, between Novo            10-K       9/28/2001    10.42
            Networks Operating Corp. and John L. Higgins

            Employment Agreement, dated as of March 10, 2000, between IGS            10-K       9/28/2001    10.42
            Acquisition Corporation and Patrick G. Mackey. (compensatory agreement)

            Amendment No. 1 to Employment Agreement between eVentures Group,         10-K       9/28/2001    10.42
            Inc. and Patrick G. Mackey, dated as of September 25, 2000.

            Amendment No. 2 to Employment Agreement between Novo Networks,           10-K       9/28/2001    10.42
            Inc. and Patrick G. Mackey, dated as of January 10, 2001.


EXHIBIT                                                                                                                 FILED
NUMBER                          DESCRIPTION                                            INCORPORATED BY REFERENCE       HEREWITH
-------     --------------------------------------------------------------------     -----------------------------     --------
                                                                                     FORM       DATE        NUMBER
            Credit and Guaranty Agreement dated as of August 9, 2001 among            10-K    9/28/2001     10.42
            Axistel Communications, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession
            ("AxisTel"), Novo Networks Global Services, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession ("NNGS"), Novo Networks International Services,
            Inc., a corporation organized and existing under the laws of
            Delaware and a debtor and debtor-in-possession ("NNIS"), and e.Volve
            Technology Group, Inc., a corporation organized and existing under the laws of Nevada and a debtor and debtor-in-possession
            ("e.Volve"), Novo Networks Operating Corp., a corporation organized and existing under the laws of Delaware and a debtor and
            debtor-in-possession ("NNOC" and collectively with AxisTel, NNGS,
            NNIS and e.Volve, the "Borrowers"), Novo Networks (UK) Ltd., a
            corporation organized and existing under the laws of the United
            Kingdom ("NNL"), Web2dial Communications, Inc., a corporation organized and existing under the laws of Delaware ("Web2Dial"),
            Servicios Profesionales J.R.J.S., S.A. DE C.V., a corporation organized and existing under the laws of Mexico ("Servicios"), Novo
            Networks Metro Services, Inc., a corporation organized and existing under the laws of Delaware ("NNMS"), Novo Networks Media Services,
            Inc., a corporation organized and existing under the laws of
            Delaware ("NNMedia"), Novo Networks Metro Services (Virginia), Inc.,
            a corporation organized and existing under the laws of Virginia
            ("NNMSV"), and e.Volve Technology Group De Mexico, S.A. DE C.V., a
            corporation organized and existing under the laws of Mexico ("EGM"
            and collectively with NNL, Web2Dial, Servicios, NNMS, NNMedia and
            NNMSV, the "Guarantors"), and Novo Networks, Inc., a corporation organized and existing under the laws of Delaware (the "Lender").

10.43       Switched Services Agreement, dated April 29, 1998, by and between Orix                                        X
            Global Communications, Inc. and Qwest Communications Corporation.

10.44       Carrier Service Agreement for International Terminating Traffic, dated                                        X
            September 17, 1998, by and between Qwest Communications Corporation and
            Orix Global Communications, Inc.

10.45       Qwest Communications Corporation Carrier Service Agreement, dated                                             X
            April 12, 1999, by and between Qwest Communications Corporation and Orix
            Global Communications, Inc.

10.46       IRU Agreement, dated September 30, 1999, by and between Qwest
            Communications Corporation and e.Volve Technologies.                                                          X

10.47       Amendment No. 1 to IRU Agreement, dated June 16, 2000, by and between                                         X
            Qwest Communications Corporation, e.Volve Technologies and AxisTel
            Communications, Inc.

10.48       Letter Agreement, dated June 19, 2000, by and between Qwest Communications                                    X
            Corporation and Axistel Communications, Inc.

11          Statement re-computation of per share earnings. (Information              10-K       9/28/2001    11
            regarding the computation of loss per share is set forth in the
            Consolidated Financial Statements.)

21.1        Subsidiaries of eVentures Group, Inc.                                     10-K       9/28/2001   21.1

23.1        Consent of Arthur Andersen LLP                                                                                X

23.2        Consent of BDO Seidman, LLP                                                                                   X

24          Power of Attorney Signature                                                                                   See
                                                                                                                          Signature
                                                                                                                          Pages