Form 10-Q/A
period 2001-09-30
NOVO NETWORKS INC
filed 2002-02-19
CIK 826773

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

                               NOVO NETWORKS, INC.

                           QUARTERLY REPORT FORM 10-Q
                                      INDEX



                                                                                                        PAGE NO.
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2001
              and June 30, 2001..................................................................              3

              Consolidated Statements of Operations for the three months ended
              September 30, 2001 and 2000........................................................              4

              Consolidated Statements of Cash Flows for the three months ended
              September 30, 2001 and 2000........................................................              5

              Notes to Consolidated Financial Statements.........................................              6

Item 2.       Management's  Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................             12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................             17


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................             18

Item 2.       Changes in Securities and Use of Proceeds..........................................             18

Item 3.       Defaults Upon Senior Securities....................................................             18

Item 4.       Submission of Matters to a Vote of Securities Holders..............................             18

Item 5.       Other Information..................................................................             19

Item 6.       Exhibits and Reports on Form 8-K...................................................             19

Signatures.......................................................................................             20

                               NOVO NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,      June 30,
                                                                                                         2001             2001
                                                                                                     -------------    -------------
                                                                                                      (unaudited)
                                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents ................................................................      $  16,362,086    $  16,696,537
     Accounts receivable, less allowances for doubtful accounts ($6,884,647 and $4,589,647,
          respectively) .......................................................................          1,745,994        2,521,408
     Prepaid expenses and other receivables ...................................................          1,290,850        1,066,518
     Deposits .................................................................................            617,387          420,379
     VAT receivable ...........................................................................          1,737,376        1,405,929
                                                                                                     -------------    -------------
                                                                                                        21,753,693       22,110,771
                                                                                                     -------------    -------------

LONG-TERM ASSETS
     Restricted cash ..........................................................................            101,525           94,180
     Deposits .................................................................................            629,991          811,482
     Network equipment under capital leases, net ..............................................          4,213,448        4,404,587
     Property and equipment, net ..............................................................          5,035,956        5,699,577
     Investments in affiliates ................................................................          3,970,483        4,776,772
                                                                                                     -------------    -------------
                                                                                                        13,951,403       15,786,598
                                                                                                     -------------    -------------
                                                                                                     $  35,705,096    $  37,897,369
                                                                                                     =============    =============

                                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE
     Capital leases ...........................................................................      $   2,437,584    $   8,865,698
     Accounts payable .........................................................................          3,260,215        3,601,650
     Accrued other ............................................................................          3,189,823        7,480,259
     Restructuring accrual ....................................................................                 --          426,297
     Accrued interest payable .................................................................             39,737          134,683
     Customer deposits and deferred revenues ..................................................                 --          742,486
                                                                                                     -------------    -------------
                                                                                                         8,927,359       21,251,073
                                                                                                     -------------    -------------

LIABILITIES SUBJECT TO COMPROMISE (Note 1) ....................................................         17,502,254               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.00002 par value, $1,000 liquidation preference, authorized 25,000,000 shares, issued and outstanding, 26,545 and
          26,395 shares, respectively .........................................................                 --               --
     Common stock, $0.00002 par value, authorized 200,000,000 shares, issued and outstanding,
          52,323,701 shares ...................................................................              1,050            1,050
     Additional paid-in capital ...............................................................        256,058,202      255,908,448
     Accumulated deficit ......................................................................       (246,478,900)    (238,823,764)
     Deferred compensation ....................................................................           (304,869)        (439,438)
                                                                                                     -------------    -------------
                                                                                                         9,275,483       16,646,296
                                                                                                     -------------    -------------
                                                                                                     $  35,705,096    $  37,897,369
                                                                                                     =============    =============


The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months
                                                          Ended September 30,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
                                                             (unaudited)
Revenues .........................................   $  8,687,677    $ 18,597,027
Direct costs (except for depreciation and
     amortization set forth below)................      9,537,886      17,341,332
                                                     ------------    ------------
  Gross profit (loss) ............................       (850,209)      1,255,695

Selling, general and administrative expenses .....      5,856,043       6,712,161
Stock-based compensation .........................        134,569         431,417
Depreciation and amortization ....................        644,220       6,468,935
                                                     ------------    ------------
Loss from operations, before
    other (income) expense .......................     (7,485,041)    (12,356,818)

Other (income) expense
    Interest expense (income), net ...............         40,405        (306,055)
    Equity in loss of affiliates .................        419,292       4,070,989
    Foreign currency loss (gain) .................          6,433          (2,845)
    Other ........................................       (445,789)         75,031
                                                     ------------    ------------
                                                           20,341       3,837,120
                                                     ------------    ------------
Net loss .........................................   $ (7,505,382)   $(16,193,938)
                                                     ============    ============

Net loss per share - (basic and diluted) .........   $      (0.15)   $      (0.31)
                                                     ============    ============
Weighted average number of shares
    outstanding - (basic and diluted) ............     52,323,701      51,989,562
                                                     ============    ============



The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                           2001                2000
                                                                       ------------       -------------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................      $ (7,505,382)      $(16,193,938)
     Adjustments to reconcile net loss to net cash used in
        net operating activities:
        Depreciation and amortization ...........................           644,220          6,468,935
        Other non-cash charges:
          Stock-based compensation ..............................           134,569            431,417
          Bad debt expense ......................................         2,460,000            381,440
          Equity in loss of affiliates ..........................           419,292          4,070,989
          Loss on sale of fixed assets ..........................             1,373             77,270
          Impairment loss .......................................           121,932                 --
        Change in operating assets and liabilities:
          Accounts receivable ...................................        (1,684,586)        (2,240,273)
          Prepaid expenses and other receivables ................          (224,332)          (485,741)
          VAT receivable ........................................          (331,447)           267,122
          Restricted cash .......................................            (7,345)                --
          Accounts payable ......................................         5,905,932           (864,630)
          Accrued other .........................................            17,876          4,389,041
          Accrued interest payable ..............................            60,466            (78,016)
          Customer deposits and deferred revenue ................          (259,693)           107,162
                                                                       ------------       ------------
Net cash used in operating activities ...........................          (247,125)        (3,669,222)
                                                                       ------------       ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Deposits (made) received ...................................           (15,517)            64,128
     Purchase of property and equipment .........................                --           (832,800)
     Sale of property and equipment .............................            87,235                 --
     (Investments in) Distributions from affiliates .............           386,997            (50,772)
                                                                       ------------       ------------
Net cash provided by (used in) investing activities .............           458,715           (819,444)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder repayment of note receivable ...................                --             96,984
     Payments on capital leases .................................          (546,041)          (506,640)
     Repayments on notes payable ................................                --            350,000
     Issuance of notes receivable - affiliate, net ..............                --           (307,096)
                                                                       ------------       ------------
Net cash used in financing activities ...........................          (546,041)          (366,752)
                                                                       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........................          (334,451)        (4,855,418)
CASH AND CASH EQUIVALENTS, beginning of year ....................        16,696,537         40,764,246
                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS, end of period ........................      $ 16,362,086       $ 35,908,828
                                                                       ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for:
        Interest ................................................      $    130,224       $    374,726
                                                                       ============       ============
        Taxes ...................................................      $         --       $         --
                                                                       ============       ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases ................      $         --       $  1,224,841
                                                                       ============       ============

The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     (a) General

     Novo Networks, Inc., through its operating subsidiaries, is a communication services company currently providing international voice services over a facilities-based network, which consists of digital switching, routing and signal management equipment, as well as digital fiber optic cable lines. References to "Novo Networks," "we," "us" and "our" shall refer to Novo Networks, Inc., the ultimate parent of these operating subsidiaries and the registrant under the Securities Act of 1934. We will refer to those subsidiaries in bankruptcy under Chapter 11 as our "debtor subsidiaries" throughout this Quarterly Report. Our debtor subsidiaries are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Our network presently reaches 2 domestic and 3 international cities in North America and Mexico. Prior to December 12, 2000, Novo Networks was known as eVentures Group, Inc.

     Our common stock is currently listed on the Nasdaq National Market. On July 30, 2001, the Nasdaq Stock Market Inc. temporarily suspended the trading of our common stock pending satisfactory resolution of its concerns related to our ability to satisfy certain of the minimum listing requirements and our debtor subsidiaries' bankruptcy proceedings. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. On October 30, 2001, we filed an appeal with Nasdaq. Such appeal will stay the delisting date until a hearing occurs on December 13, 2001.

     (b) Bankruptcy Proceedings

     On April 2, 2001, one of our subsidiaries, Internet Global Services, Inc., or iGlobal, filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations, contingent liabilities and Novo Networks' inability to raise sufficient capital to continue to fund operating losses at iGlobal. As a result of the Chapter 7 filing, during the year ended June 30, 2001, Novo Networks recorded an impairment loss of $62.4 million, the majority of which related to non-cash goodwill recorded in connection with the acquisition of iGlobal.

     During the quarter ended September 30, 2001, certain of our remaining subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel Communications, Inc., e.Volve Technology Group, Inc., Novo Networks International Services, Inc., Novo Networks Metro Services, Inc. and Novo Networks Global Services, Inc., collectively referred to as our debtor subsidiaries.

     As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our subsidiaries' core assets, to provide distributions to creditors of our subsidiaries and to retain our common equity ownership of the core network business of these subsidiaries.

     Our debtor subsidiaries continue to operate and manage their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code.

     We have set forth below a table summarizing the current status of our various subsidiaries.

                                                                                                       SUBJECT TO
                                                                      DATE                             BANKRUPTCY
               WHOLLY OWNED SUBSIDIARY                              ACQUIRED        STATUS*           PROCEEDINGS?
               -----------------------                              --------        -------           ------------
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

Novo Networks (UK)Ltd.                                              9/23/99         Inactive                No

----------------
* "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations.

**  Indicates date of incorporation.

     It is not possible to predict the outcome of either the iGlobal bankruptcy or the bankruptcy of our debtor subsidiaries in general or the effects of such cases on the business of Novo Networks or our subsidiaries, or on the interests of our creditors and stockholders. Our debtor subsidiaries filed a plan of reorganization on October 4, 2001 and anticipate amending it prior to the disclosure statement hearing on December 7, 2001. No assurance can be given that the debtor subsidiaries will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings. A creditors committee has not yet formed. However, the possibility exists that prior to the approval of the plan of reorganization such a committee could form and challenge the plan of reorganization.

     The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern, and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with our debtor subsidiaries' capitalization or operations resulting from a plan of reorganization. The reorganization plan, as amended, is subject to acceptance by our debtor subsidiaries' compromised creditors and approval by the Delaware Bankruptcy Court.

     Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the future operations or financial position of Novo Networks.

     (c) Ability to Continue as a Going Concern

     The accompanying financial statements have been prepared assuming that Novo Networks will continue as a going concern. The bankruptcy filings of our debtor subsidiaries raise substantial doubt about Novo Networks' ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Novo Networks be unable to continue as a going concern. Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001 contained in our most recent Annual Report on Form 10-K that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

     The filing of the Chapter 11 cases by our debtor subsidiaries (i) automatically stayed actions by creditors and other parties with an interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-petition liabilities, whether or not those liabilities were liquidated or contingent as of the petition date. The following table sets forth the liabilities of Novo Networks subject to compromise as of September 30, 2001:

     Liabilities Subject to Compromise:

     Accounts payable .................................   $ 6,247,367
     Accrued other ....................................     4,734,609
     Accrued interest payable .........................       155,412
     Customer deposits and deferred revenues ..........       482,793
     Capital leases ...................................     5,882,073
                                                          -----------
                                                          $17,502,254
                                                          ===========


     Generally, the creditors of our debtor subsidiaries had until October 19, 2001 to file proofs of claim. Our debtor subsidiaries must reconcile any differences between such claim amounts and any corresponding liabilities as set forth in the records of Novo Networks. Under the Bankruptcy Code, our debtor subsidiaries may elect to assume or reject real estate leases, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to approval by the Delaware Bankruptcy Court. We cannot presently determine with certainty the aggregate liability that will result from the filing of claims relating to such contracts, which have been or may be rejected. The Bankruptcy Code accords priority, subject to certain limits and conditions, to claims and expenses in the following order: administrative expenses of the bankruptcy, wages and salaries, contributions to employee benefit plans, certain customer deposits and certain tax claims.


2.   LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, Novo Networks had consolidated current assets of $21.8 million, including cash and cash equivalents of $16.4 million. Total liabilities including liabilities subject to compromise at September 30, 2001 were $26.4 million. Historically, we have funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments;
(iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand. Furthermore, our principal subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. Novo Networks, as the ultimate parent to our debtor subsidiaries, has agreed to provide up to $1.6 million in secured debtors-in-possession financing. No assurances can be given that such a facility will prove to be adequate. The parties are currently reviewing the advisability of extending the debtors-in-possession financing, which expires on November 30, 2001. No amount has been advanced under this financing to date. The credit facility makes available up to $1.6 million to permit the debtors to obtain necessary goods and services, to pay employees, to restore confidence and support from their vendors, suppliers, customers and employees and to operate their businesses consistent with the requirements of the bankruptcy code. This credit facility provides for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the bankruptcy code on substantially all of the debtors' assets, including all cash and bank accounts. The facility maintains a default interest rate of prime plus 5.0% per annum. The following non-debtor subsidiaries of Novo Networks have unconditionally guaranteed the credit facility to us:

     o    e.Volve Technology Group de Mexico, S.A. de C.V.

     o    Novo Networks (UK) Ltd.

     o    Web2Dial Communications, Inc.

     o    Servicios Professionales J.R.J.S., S.A. de C.V.

     o    Novo Networks Metro Services, Inc.

     o    Novo Networks Media Services, Inc.

     o    Novo Networks Metro Services (Virginia), Inc.


     Accordingly, our debtor subsidiaries may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize Novo Networks' ability to continue as a going concern. Due to this level of uncertainty, our management is unable to determine whether current available financing will be sufficient to meet the funding requirements of the operating subsidiaries for the upcoming twelve months.

     Novo Networks' consolidated revenues are principally derived from the provision of voice services by e.Volve, which typically generate minimal, if any, gross margin. As of September 30, 2001, Qwest Communications International, Inc. is e.Volve's only customer. No assurances can be given that Qwest will remain a customer in future periods. Subsequent to September 30, 2001, Qwest significantly reduced its traffic to e.Volve. While e.Volve hopes to be able to increase the volume of voice traffic and therefore operate at a gross profit from the sale of voice services, Novo Networks has historically not been able to fund our operations from such voice services. As a result, during fiscal 2001, we recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

     Qwest accounted for approximately 64% of Novo Networks' consolidated revenues for the three months ended September 30, 2001. We currently anticipate that Qwest will continue to account for all of our revenues in the near term. Our agreement with Qwest is currently on a service delivery basis and neither party has commitments to take or provide service on a long-term basis.


3.   GENERAL

     The accompanying consolidated financial statements as of and for the three month periods ended September 30, 2001 and 2000, have been prepared by Novo Networks, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission. In the opinion of our management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of Novo Networks' operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in Novo Networks' Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the SEC.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Novo Networks and all wholly owned subsidiaries. The consolidated financial statements of Novo Networks presented as of September 30, 2001 do not include the accounts of iGlobal due to management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

     Certain fiscal 2001 balances have been reclassified for comparative purposes to be consistent with the fiscal 2002 presentation. Such reclassifications have no impact on reported net loss. All significant inter-company accounts have been eliminated.

4.   LONG-LIVED ASSETS

     Novo Networks' long-lived assets consist of property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," Novo Networks assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.

     During the three months ended September 30, 2001, we recorded an impairment loss of $0.1 million related to the write-off of certain network elements. During fiscal 2001, we recorded an impairment loss related to goodwill and certain property and equipment totaling $120.5 million. In light of the bankruptcy proceedings initiated by our subsidiaries, we will continue to evaluate the recoverability of the remaining long-lived assets based on the estimated future cash flows from the use of such assets. We may be required to take additional impairment charges in future periods depending upon such evaluations.


5.   NET LOSS PER SHARE

     Novo Networks calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for entities with complex capital structures. Basic EPS is computed as net income less preferred dividends of $149,754, divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants, convertible preferred stock and convertible debentures as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented.


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


7.   INVESTMENTS IN AFFILIATES

     Novo Networks has minority investments in development stage Internet and communications companies. We account for the majority of our investments using the equity method. For the three months ended September 30, 2001, we continued to record our proportionate share of equity losses, which totaled $0.4 million. Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $10.8 million was recorded during fiscal 2001. For those investments in affiliates, which have been impaired completely, we ceased recording our share of losses incurred by the investee. During the quarter ended September 30, 2001, we were notified by an investee of a distribution of our investment and received payment on October 29, 2001 of approximately $0.4 million. This distribution is recorded in other receivables and other income.

8.  DISPOSAL OF IGLOBAL

    In March 2001, Novo Networks made the decision to dispose of our investment in iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the Bankruptcy Code. All of iGlobal's product offerings have been discontinued or abandoned. As a result of the disposition, we recorded an impairment loss of $62.4 million during fiscal 2001, related to non-cash goodwill recorded in connection with the initial acquisition of iGlobal. We no longer control the operations of iGlobal and, accordingly, have not included the accounts of iGlobal in our consolidated balance sheet. The iGlobal results of operations have been included from March 10, 2000, the date of acquisition, through April 2, 2001. As a result of the disposition, we eliminated $3.7 million in assets excluding goodwill and $9.1 million in liabilities from our consolidated balance sheet. We believe we have no further liabilities or contingencies resulting from the iGlobal disposition.

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
                                                     ========================


9.   RESTRUCTURING CHARGE

    In October 2000, Novo Networks began execution of a plan to consolidate the assets, network and management of our wholly owned operating subsidiaries into a single broadband network and communication services company. The plan had a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. We recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000. Amounts not utilized for their intended purpose of $0.4 million were reversed to operating expense as of June 30, 2001.

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
                                           ==============    ==============    ==============

10.  SUMMARIZED FINANCIAL INFORMATION FOR NON-BANKRUPTCY FILING SUBSIDIARIES

     As discussed in Note 1, Novo Networks' principal operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The following table summarizes financial information as of and for the three months ended September 30, 2001 for our non-bankruptcy and bankruptcy filing subsidiaries:


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

     o statements regarding our ability to continue trading on the Nasdaq Stock Market and the effects of becoming delisted therefrom; and

     o statements regarding the ability of our debtor subsidiaries to successfully reorganize in bankruptcy.

Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Company" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2001 filed with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Novo Networks and our wholly owned subsidiaries for all periods presented. On April 2, 2001, iGlobal, one of our subsidiaries, filed a voluntary petition under Chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000 through its bankruptcy filing on April 2, 2001. The consolidated balance sheet of Novo Networks for both periods presented does not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31, 2001. During the quarter ended September 30, 2001, our principal subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 2001, all of the revenues and direct costs reflected in the consolidated financial statements of Novo Networks resulted from the operations of e.Volve and AxisTel.

OVERVIEW

Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the United States economy as a whole, we did not raise the additional capital required to complete the build-out of our subsidiaries' global broadband network. As a result, during the third quarter ended March 31, 2001, we took the following measures in an effort to reduce costs and streamline operations: (i) delayed capital expenditures relating to the expansion of the global broadband network, (ii) downsized the workforce by approximately 30% and (iii) discontinued the operations of iGlobal.

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

During the quarter ended September 30, 2001, certain of our remaining subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel Communications, Inc., e.Volve Technology Group, Inc.

Novo Networks International Services, Inc., Novo Networks Metro Services, Inc. and Novo Networks Global Services, Inc., collectively referred to as our debtor subsidiaries. Our debtor subsidiaries continue to operate and manage their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code. It is not possible to predict the outcome of either the iGlobal bankruptcy or the bankruptcy of our debtor subsidiaries in general, or the effects of such cases on the business of Novo Networks or our subsidiaries, or the interests of our creditors or stockholders. No assurances can be given that our debtor subsidiaries will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings.

At September 30, 2001, our subsidiaries operate in one business segment, the provision of communication services over a private network, which uses communications technologies that allow for the simultaneous high speed, large-scale transmission of voice, video and data. On August 21, 2001, we announced that Novo Networks is attempting to diversify our business into financial services. No assurances can be given concerning whether we will be able to diversify our business into the financial services industry, if at all.

The common stock of Novo Networks is currently listed on the Nasdaq National Market. On July 30, 2001, the Nasdaq Stock Market Inc. temporarily suspended the trading of our common stock pending satisfactory resolution of its concerns related to our ability to satisfy certain of the minimum listing requirements and our subsidiaries' bankruptcy proceedings. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. On October 30, 2001, we filed an appeal with the Nasdaq. Such appeal will stay the delisting date until a hearing occurs on December 13, 2001.

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

Historically, Novo Networks has derived substantially all of our consolidated revenues from the sale of voice and broadband services of e.Volve and AxisTel, subsidiaries of Novo Networks. Agreements with wholesale customers for the provisions of these services are typically short term in duration and rates are subject to change from time to time. For the three months ended September 30, 2001, Qwest accounted for substantially all of the consolidated revenues. Subsequent to September 30, 2001, Qwest has significantly reduced its traffic to e.Volve. Currently, we are only providing voice services.

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

As of September 30, 2001, we provided international telecommunication services only from the United States to Mexico through e.Volve's operations. The majority of e.Volve's termination fees and certain fiber optic lease payments are payable in Mexican pesos. As a result, e.Volve was and continues to be exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the United States dollar. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Continued fluctuation in the exchange rate may make it cheaper or more expensive to purchase pesos to meet e.Volve's peso denominated expenses.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas. The operating subsidiaries have facilities in Jersey City, New Jersey, Kansas City (Overland Park), Kansas, Dallas, Texas, Miami, Florida and Mexico City, Mexico. On July 29, 2001, Novo Networks and our debtor subsidiaries entered into an Administrative Services Agreement pursuant to which we agreed to provide our debtor subsidiaries with accounting, billing and collections, human resources, payroll, information systems, operational and network support, limited non-bankruptcy legal and regulatory services and various related secretarial and administrative services. In return for these services, our debtor subsidiaries pay a weekly fee of $30,000. The parties are currently reviewing the advisability of extending the Administrative Services Agreement, which expires on November 30, 2001.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property, plant and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. Due to the significant impairment losses recorded during fiscal 2001, we expect our depreciation and amortization costs to decrease significantly.

Equity in Loss of Affiliates. Equity in loss of affiliates results from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, Novo Networks' proportionate share of each affiliate's operating losses and amortization of our net excess investment over our equity in each affiliate's net assets is included in equity in loss of affiliates. As a result of declining market conditions and the uncertainties surrounding the recoverability of our investments, we expect to record additional losses related to our affiliates.


SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results:

                                                                                Three Months Ended September 30,
                                                        -------------------------------------------------------------------------
                                                             2001                 %                   2000               %
                                                        --------------     --------------        --------------    --------------
                                                                                         (unaudited)
Revenues .........................................      $    8,687,677              100.0%       $   18,597,027             100.0%
Direct costs (except for depreciation and
     amortization shown below) ...................           9,537,886              109.8%           17,341,332              93.2%
                                                        --------------     --------------        --------------    --------------
  Gross profit (loss) ............................            (850,209)              (9.8)%           1,255,695               6.8%

Selling, general and administrative expenses .....           5,856,043               67.4%            6,712,161              36.1%
Stock-based compensation .........................             134,569                1.5%              431,417               2.3%
Depreciation and amortization ....................             644,220                7.4%            6,468,935              34.8%
                                                        --------------     --------------        --------------    --------------
Loss from operations, before other
     (income) expense ............................          (7,485,041)             (86.2)%         (12,356,818)            (66.4)%

Other (income) expenses:
     Interest expense (income), net ..............              40,405                0.5%             (306,055)             (1.6)%
     Equity in loss of affiliates ................             419,292                4.8%            4,070,989              21.9%
     Foreign currency loss (gain) ................               6,433                0.1%               (2,845)             (0.0)%
     Other .......................................            (445,789)              (5.1)%              75,031               0.4%
                                                        --------------     --------------        --------------    --------------
                                                                20,341                0.2%            3,837,120              20.6%
                                                        --------------     --------------        --------------    --------------
Net loss .........................................      $   (7,505,382)                          $  (16,193,938)
                                                        ==============                           ==============

Net loss per share - (basic and diluted) .........      $        (0.15)                          $        (0.31)
                                                        ==============                           ==============
Weighted average number of shares
     outstanding - (basic and diluted) ...........          52,323,701                               51,989,562
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

Equity in Loss of Affiliates. Equity in loss of affiliates resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each affiliate's operating losses and amortization of our net excess investment over equity in each affiliate's net assets is included in equity in loss of affiliates. Equity in loss of affiliates was $0.4 million during the three months ended September 30, 2001 compared to $4.1 million in the prior year period. This loss primarily resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). We anticipate that our strategic investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses. For those investments in affiliates, that were impaired completely in fiscal 2001, we have ceased recording our share of losses incurred by the investee.

Foreign Currency Loss (Gain). Foreign currency loss during the three months ended September 30, 2001 was $6,400 compared to a gain of $2,800 during the prior year period. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar.

Other. During the quarter ended September 30, 2001, we were notified by Launch Center 39 of a distribution of our investment and received payment on October 29, 2001 of approximately $0.4 million. This distribution is the recovery of a previously written off investment in affiliate and is recorded in other receivables and other income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had consolidated current assets of $21.8 million, including cash and cash equivalents of $16.4 million. Total liabilities including liabilities subject to compromise at September 30, 2001 were $26.4 million. Historically, we have funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand. Furthermore, our principal subsidiaries are currently operating as debtors-in-possession under the Bankruptcy Code. Novo Networks, as the ultimate parent to our debtor subsidiaries, has agreed to provide the Debtors with up to $1.6 million in secured debtors-in-possession financing. No assurances can be given that such a facility will prove to be adequate. The parties are currently reviewing the advisability of extending the debtors-in-possession financing, which expires on November 30, 2001. No amount has been advanced under this financing to date. The credit facility makes available up to $1.6 million to permit the debtors to obtain necessary goods and services, to pay employees, to restore confidence and support from their vendors, suppliers, customers and employees and to operate their businesses consistent with the requirements of the bankruptcy code. This credit facility provides for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the bankruptcy code on substantially all of the debtors' assets, including all cash and bank accounts. The facility maintains a default interest rate of prime plus 5.0% per annum. The following non-debtor subsidiaries of Novo Networks have unconditionally guaranteed the credit facility to us:

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

               o    Servicios Professionales J.R.J.S., S.A. de C.V.

               o    Novo Networks Metro Services, Inc.

               o    Novo Networks Media Services, Inc.

               o    Novo Networks Metro Services (Virginia), Inc.

         Accordingly, our debtor subsidiaries may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize Novo Networks' ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, our management is unable to determine whether current available financing will be sufficient to meet the funding requirements of the operating subsidiaries for the upcoming twelve months.

Novo Networks' consolidated revenues are principally derived from the provision of voice services by e.Volve, which typically generate minimal, if any, gross margin. As of September 30, 2001, Qwest Communications International, Inc. is e.Volve's only customer. No assurances can be given that Qwest will remain a customer in future periods. Subsequent to September 30, 2001, Qwest significantly reduced its traffic to e.Volve. While e.Volve hopes to be able to increase the volume of voice traffic and therefore operate at a gross profit from the sale of voice services, we have historically not been able to fund our operations from such voice services. As a result, during fiscal 2001, Novo Networks recorded write-downs of communication assets, goodwill and other strategic investments, which cannot reasonably be expected to be recovered from positive future cash flows. Additionally, without access to additional capital, e.Volve might not be able to add enough capacity to its remaining network to accommodate the volume of voice traffic required to generate sufficient gross profit to meet operational and capital expenditure requirements.

Qwest, accounted for approximately 64% of Novo Networks' consolidated revenues for the three months ended September 30, 2001. We currently anticipate that Qwest will continue to account for all of our revenues in the near term. Our agreement with Qwest is currently on a service delivery basis and neither party has commitments to take or provide service on a long-term basis.

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

ABILITY TO CONTINUE AS A GOING CONCERN

The bankruptcy proceedings initiated by our debtor subsidiaries raise substantial doubt about Novo Networks' ability to continue as a going concern. To the extent our existing subsidiaries are permitted to remain operating entities in the future, we currently expect to incur losses in such future periods. Accordingly, we may voluntarily cease, or may be forced to cease operations altogether. Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001 contained in our most recent Annual Report on Form 10-K that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

RECENT DEVELOPMENTS

Nasdaq Delisting. Our common stock is currently listed on the Nasdaq National Market. On July 30, 2001, Nasdaq temporarily suspended the trading of our common stock pending satisfactory resolution of its concerns related to our ability to satisfy certain of the minimum listing requirements and our subsidiaries' bankruptcy proceedings. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. On October 30, 2001, we filed an appeal with the Nasdaq. Such appeal will stay the delisting date until a hearing occurs on December 13, 2001.

Qwest Relationship. Qwest is currently our only customer. For the quarter ended September 30, 2001, Qwest, accounted for approximately 64% of Novo Networks' consolidated revenues. We currently anticipate that Qwest will continue to account for all of our revenues in the near term. Our agreement with Qwest is currently on a service delivery basis and neither party has commitments to take or provide service on a long-term basis. We are currently engaged in discussions with Qwest concerning amounts billed by us for services rendered to Qwest. Given our business relationship with Qwest and the nature of the issues being discussed, our management fully expects to resolve the issues with Qwest in a manner deemed acceptable to both parties; however, no assurances can be given that such a resolution will be reached. No assurances can be given that Qwest will continue to be our customer in future periods. Failure to retain Qwest as a customer (even after obtaining new or additional customers) would jeopardize our ability to continue as a going concern.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Novo Networks, through our operating subsidiary, e.Volve, is exposed to the impact of political instability, foreign currency, interest rate and other risks.

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

Interest Rate Risks. Novo Networks has investments in money market funds of approximately $15.2 million at September 30, 2001. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially impact profitability.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

It is not possible to predict the outcome of either the iGlobal bankruptcy case or the jointly administered bankruptcy of our debtor subsidiaries in general, or the effects of these cases on the business of Novo Networks or our subsidiaries, or the interests of our creditors or stockholders. No assurances can be given that our debtor subsidiaries will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings.

RSL COM USA, Inc. and Novo Networks International Services, Inc. have been involved in an ongoing dispute over the obligation of RSL to continue to provide services to Novo Networks International and over the right of RSL to receive payments for services previously rendered to Novo Networks International. RSL has contended that Novo Networks International owes it approximately $1,500,000, and it has sought to collect that amount from Novo Networks International and pursuant to a guaranty agreement, dated October 12, 2000, by and between Novo Networks, Novo Networks International and RSL. Conversely, we and Novo Networks International have contended that RSL disrupted service, increased rates, and engaged in debt collection efforts that violated the automatic stay protections afforded to Novo Networks International when it filed a voluntary petition under Chapter 11 of the Bankruptcy Code on July 30, 2001. In an effort to avoid the uncertainty associated with litigation, Novo Networks, Novo Networks International and RSL have agreed in principle to settle this dispute. In consideration of the payment of $158,000 from Novo Networks International, the payment of $50,000 from Novo Networks, the waiver of any obligation to continue to provide service to Novo Networks International, and the release of all preference, contempt, debt, business destruction, and other claims by Novo Networks International and Novo Networks, RSL has agreed to waive all rights under the October 12, 2000 guaranty agreement and release all debt and other claims. Counsel for RSL, Novo Networks International, and Novo Networks are in the process of preparing appropriate settlement documentation. However, because RSL made a similar bankruptcy filing on March 16, 2001, the terms of the settlement must be approved by the United States Bankruptcy Court for the District of Delaware and the United States Bankruptcy Court for the Southern District of New York.

Novo Networks International, Novo Networks Global Services, Inc. and e.Volve have commenced certain adversary proceedings within their jointly administered bankruptcy case, which is pending in the Delaware Bankruptcy Court, against various customers, vendors, and landlords in an effort to collect certain accounts receivable and force the return of certain security deposits. These lawsuits are for purposes of debt collection or asset turnover only, and since they have only recently been commenced, their outcomes remain uncertain.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against or by Novo Networks and/or our subsidiaries. Consistent with the rules promulgated by the SEC, a description of these matters has not been included here because such matters have not been terminated nor have there been any material developments therein during the quarter ended September 30, 2001. Readers are encouraged to refer to our prior reports filed with the SEC for further information concerning other legal proceedings affecting Novo Networks.

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

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     None.

(b) Reports on Form 8-K

     On August 21, 2001, we filed a Report on Form 8-K announcing that (i) on July 30, 2001 certain of our direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware, Case No. 01-10005 (RJN); (ii) that we were exploring opportunities in the financial services field and (iii) that we received notice from the Nasdaq that, among other things, our securities fail to meet the minimum bid price requirement for continued listing under the Nasdaq rules.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date: February 14, 2002        By:  /s/ Barrett N. Wissman
                                   ---------------------------------------------
                                   Barrett N. Wissman
                                   (Principal Executive Officer)



Date: February 14, 2002        By:  /s/ Daniel J. Wilson
                                   ---------------------------------------------
                                   Daniel J. Wilson
                                   (Principal Financial and Accounting Officer)