Form 10-Q
period 2002-03-31
NOVO NETWORKS INC
filed 2002-05-15
CIK 826773

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

                           (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________


                 COMMISSION FILE NUMBER 0-28579


                       NOVO NETWORKS, INC.
      (Exact name of registrant as specified in its charter)


          DELAWARE                         75-2233445
     (State or other                    (I.R.S. Employer
jurisdiction of incorporation)          Identification No.)


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

On May 13, 2002, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                       NOVO NETWORKS, INC.

                   QUARTERLY REPORT FORM 10-Q
                              INDEX



                                                     PAGE NO.
PART I:   FINANCIAL INFORMATION                      --------

Item 1.Financial Statements

       Consolidated Balance Sheets as of
          March 31, 2002 and June 30, 2001............   3

       Consolidated Statements of Operations
         for the three and nine months ended
         March 31, 2002 and 2001......................   4

       Consolidated Statements of Cash Flows
         for the nine months ended March
         31, 2002 and 2001............................   5

       Notes to Consolidated Financial Statements.....   6

Item 2.Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations....................................  13

Item 3.Quantitative and Qualitative Disclosures
        About Market Risk.............................  25


PART II:    OTHER INFORMATION

Item 1.Legal Proceedings..............................   26

Item 2.Changes in Securities and Use of Proceeds......   26

Item 3.Defaults Upon Senior Securities................   27

Item 4.Submission of Matters to a Vote
          of Securities Holders.......................   27

Item 5.Other Information..............................   27

Item 6.Exhibits and Reports on Form 8-K...............   27

Signatures............................................   28

                       NOVO NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEETS



                                                              March 31,       June 30,
ASSETS                                                          2002           2001
                                                            ------------   ------------
                                                             (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                 $ 12,512,060   $ 16,696,537
  Accounts receivable, less allowances for
    doubtful accounts ($4,589,647 at June 30, 2001)                    -      2,521,408
  Prepaid expenses and other receivables                         583,522      1,066,518
  Deposits                                                        67,108        420,379
  VAT receivable                                                       -      1,405,929
  Assets to be liquidated                                        718,776              -
                                                            ------------   ------------
                                                              13,881,466     22,110,771
                                                            ------------   ------------
LONG-TERM ASSETS
  Restricted cash                                                      -         94,180
  Deposits                                                         8,979        811,482
  Network equipment under capital leases, net                          -      4,404,587
  Property and equipment, net                                    562,546      5,699,577
  Equity investments                                           2,956,166      4,776,772
                                                            ------------   ------------
                                                               3,527,691     15,786,598
                                                            ------------   ------------
                                                            $ 17,409,157   $ 37,897,369
                                                            ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Capital leases                                            $          -   $  8,865,698
  Accounts payable                                               455,234      3,601,650
  Accrued other                                                2,854,153      7,480,259
  Restructuring accrual                                                -        426,297
  Accrued interest payable                                             -        134,683
  Customer deposits and deferred revenues                          2,000        742,486
                                                            ------------   ------------
                                                               3,311,387     21,251,073
                                                            ------------   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.00002 par value, $1,000
    liquidation preference, authorized 25,000,000
    shares, issued and outstanding, 26,697 and
    26,395 shares, respectively                                        -              -
  Common stock, $0.00002 par value, authorized
    200,000,000 shares, issued and outstanding,
    52,323,701 shares                                              1,050          1,050
     Additional paid-in capital                              256,363,564    255,908,448
     Accumulated deficit                                    (242,193,927)  (238,823,764)
     Deferred compensation                                       (72,917)      (439,438)
                                                            ------------   ------------
                                                              14,097,770     16,646,296
                                                            ------------   ------------
                                                            $ 17,409,157   $ 37,897,369
                                                            ============   ============

             The accompanying notes are an integral
               part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           For the Three Months           For the Nine Months
                                                             Ended March 31,                 Ended March 31,
                                                       ---------------------------    ---------------------------
                                                           2002           2001            2002           2001
                                                       -------------  -------------   -------------  ------------
                                                                (unaudited)                    (unaudited)
Revenues                                               $           -  $  19,749,715   $  10,486,982  $  58,940,396

Operating expenses:
  Direct costs                                                94,031     19,244,797      14,614,766     57,278,922
  Selling, general and administrative expenses             1,776,626      7,256,348       9,816,721     22,260,358
  Stock-based compensation                                    36,431              -         366,521              -
  Reorganization and restructuring charge                          -        (19,499)              -      4,305,952
  Impairment loss                                                  -    111,862,461         121,932    111,862,461
  Depreciation and amortization                               51,749      6,539,092       1,337,033     19,479,700
                                                       -------------  -------------   -------------  -------------
                                                           1,958,837    144,883,199      26,256,973    215,187,393
                                                       -------------  -------------   -------------  -------------
Loss from operations, before
  other (income) expense                                  (1,958,837)  (125,133,484)    (15,769,991)  (156,246,997)

Other (income) expense
  Interest expense (income), net                             (60,036)        40,513          62,209       (413,812)
  Equity in loss of investments                              366,478      1,880,052       1,429,127      7,292,626
  Foreign currency loss                                        3,007         40,521          98,135         62,702
  (Gain) loss on net assets to be liquidated               1,634,054              -     (14,067,282)             -
  Other                                                       73,114        186,301        (377,133)       281,321
                                                       -------------  -------------   -------------  -------------
                                                           2,016,617      2,147,387     (12,854,944)     7,222,837
                                                       -------------  -------------   -------------  -------------

Net loss                                               $  (3,975,454) $(127,280,871)  $  (2,915,047) $(163,469,834)
                                                       -------------  -------------   -------------  -------------


Imputed preferred dividend                                         -              -               -     (2,299,750)
Series D dividends for the period                            152,548              -         455,116              -
                                                       -------------  -------------   -------------  -------------

Net loss available to common
  shareholders                                         $  (4,128,002) $(127,280,871)  $  (3,370,163) $(165,769,584)
                                                       =============  =============   =============  =============

  Net loss per share - (basic and diluted)             $       (0.08) $       (2.43)  $       (0.06) $       (3.18)
                                                       =============  =============   =============  =============

  Weighted average number of shares
    outstanding - (basic and diluted)                     52,323,701     52,462,631      52,323,701     52,189,118
                                                       =============  =============   =============  =============


             The accompanying notes are an integral
               part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                            Nine Months Ended March 31,
                                                            ----------------------------
                                                                2002          2001
                                                            -------------  -------------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (2,915,047) $(163,469,834)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                               1,337,033     19,479,700
    Other non-cash charges and credits:
     Stock-based compensation                                     366,521        700,500
     Bad debt expense                                           2,460,000      1,575,284
     Equity in loss of investments                              1,429,127      7,292,626
     Loss on sale of fixed assets                                  63,680      1,436,221
     Impairment loss                                              121,932    111,862,461
     Write off of prepaids and other intangibles                        -        121,826
     Write off of VAT receivable                                1,405,929              -
     Intrinsic value of stock options                                   -        877,952
     Gain on net assets to be liquidated                      (14,067,282)             -
    Change in operating assets and liabilities:
     Accounts receivable                                         (316,929)    (5,766,382)
     Prepaid expenses and other receivables                       196,720       (192,147)
     VAT receivable                                                     -        715,371
     Restricted cash                                               18,830        (94,180)
     Accounts payable                                           7,061,854       (339,320)
     Accrued other                                               (755,955)     5,806,067
     Accrued interest payable                                     115,688        121,148
     Customer deposits and deferred revenue                      (257,693)       458,223
                                                            -------------  -------------
Net cash used in operating activities                          (3,735,592)   (19,414,484)
                                                            -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits (made) received                                         23,080       (546,143)
  Purchase of property and equipment                                    -     (2,828,114)
  Sale of property and equipment                                  183,326         87,782
  Net cash resulting from dispositions                                  -       (262,703)
  (Investments in) Distributions from investments                 391,479     (1,055,112)
                                                            -------------  -------------
Net cash provided by (used in) investing activities               597,885     (4,604,290)
                                                            -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder repayment of note receivable                              -         96,984
  Payments on capital leases                                   (1,119,486)    (2,107,544)
  Repayments on notes payable                                           -        335,000
  Issuance of notes receivable - affiliate, net                         -        (84,096)
  Issuance of common and preferred stock                                -      6,524,000
                                                            -------------  -------------
Net cash provided by (used in) financing activities            (1,119,486)     4,764,344
                                                            -------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (4,257,193)   (19,254,430)
CASH HELD BY SUBSIDIARIES IN BANKRUPTCY TO BE LIQUIDATED           72,716              -
CASH AND CASH EQUIVALENTS, beginning of period                 16,696,537     40,764,246
                                                            -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                    $  12,512,060  $  21,509,816
                                                            =============  =============

----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

  Cash paid for:
    Interest                                                $     496,839  $   1,025,687
                                                            =============  =============
     Taxes                                                  $           -  $           -
                                                            =============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
  INVESTING AND FINANCING ACTIVITIES:

  Purchases of equipment under capital leases               $           -  $   2,311,153
                                                            =============  =============



The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.Business

  (a) General

  Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing international telecommunications services over a facilities-based network. References to "Novo Networks," "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of these operating subsidiaries and the registrant under the Securities Exchange Act of 1934. We will refer to the subsidiaries that have gone through bankruptcy proceedings under Chapter 11 of the Bankruptcy Code as our "debtor subsidiaries" throughout this Quarterly Report.

  Due to the ongoing liquidation of substantially all of our debtor subsidiaries' assets, pursuant to a liquidation plan confirmed by the Bankruptcy Court, we currently have no operations. We are not providing any products or services of any kind (including telecommunications services) to any customers. As discussed further below, in the accompanying consolidated financial statements, we have applied (i) liquidation accounting to our debtor subsidiaries and (ii) going concern accounting to Novo Networks.

  Our common stock is currently listed on the Over the Counter Bulletin Board or OTC BB. Previously, our shares were listed on the Nasdaq National Market System. However, on July 30, 2001, the Nasdaq Stock Market Inc. temporarily suspended the trading of our common stock pending satisfactory resolution of concerns related to the effects of our debtor subsidiaries' bankruptcy proceedings and our ability to satisfy certain of its minimum listing requirements. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. However, on October 30, 2001, we filed an appeal with Nasdaq. This filing stayed the delisting until the Nasdaq Listing Qualifications Panel heard the appeal, which occurred on December 13, 2001. On December 31, 2001, the Nasdaq Panel denied our request for continued listing on the Nasdaq National Market System and delisted our stock on that same day.

  (b) Bankruptcy Proceedings

  On April 2, 2001, one of our subsidiaries, Internet Global Services, Inc., or iGlobal, filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, due to iGlobal's inability to service its debt obligations, contingent liabilities and Novo Network's inability to raise sufficient capital to continue to fund operating losses at iGlobal. As a result of the Chapter 7 filing, during the year ended June 30, 2001, we recorded an impairment loss of $62.4 million, the majority of which related to non-cash goodwill recorded in connection with the acquisition of iGlobal (see note 8).

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



                                                                   Status as of     Subject to
                                                                     May 13,     Bankruptcy Plan
              Wholly Owned Subsidiary              Date Acquired      2002*      or Proceedings?
    ------------------------------------------    --------------   -----------   ----------------
   Novo Networks Operating Corp.                       2/8/00**       Active     Yes, Chapter 11
   AxisTel Communications, Inc.                       9/23/99        Inactive    Yes, Chapter 11
   Novo Networks International Services, Inc.         9/23/99        Inactive    Yes, Chapter 11
   Novo Networks Global Services, Inc.                9/23/99        Inactive    Yes, Chapter 11
   Web2Dial Communications, Inc.                      9/23/99        Inactive           No
   Novo Networks Metro Services, Inc.                 9/23/99        Inactive    Yes, Chapter 11
   Novo Networks Metro Services (Virginia), Inc.      9/23/99        Inactive           No
   Novo Networks Media Services, Inc.                 9/23/99        Inactive           No
   Novo Networks (UK) Ltd.                            9/23/99        Inactive           No
   e.Volve Technology Group, Inc.                    10/20/99        Inactive    Yes, Chapter 11
   e.Volve Technology Group de Mexico, S.A. de       10/20/99          Sold             No
   C.V.
   Internet Global Services, Inc.                     3/10/00        Inactive     Yes, Chapter 7
   eVentures Holdings, LLC                             9/7/99**       Active            No


  -----------------------
  * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of its estate pursuant to a bankruptcy filing or plan.
  **   Indicates date of incorporation.

  As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to creditors of our debtor subsidiaries. However, subsequent to that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic and a decision was made to amend the plan. The amended plan and amended disclosure statement were filed with the Bankruptcy Court on December 31, 2001. This amended plan contemplates a liquidation of substantially all of the assets of our debtor subsidiaries under Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned.

  On January 14, 2002, the Bankruptcy Court approved the amended disclosure statement with certain minor modifications. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including without limitation, principally Qwest Communications Corporation and its affiliates, ("Qwest") as disclosed in the amended plan and amended disclosure statement.

  On March 1, 2002, the Bankruptcy Court confirmed the amended plan of the debtor subsidiaries. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by Novo Networks in the amount of $0.2 million. Assets to be liquidated of $0.7 million have been transferred to the liquidating trust subsequent to the quarter end. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties including, without limitation, Qwest. It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on the business of Novo Networks or on the interests of our creditors or stockholders.

  As of March 31, 2002, and pursuant to the amended bankruptcy filings, we effectively have no operations, no sources of revenue and no profits unless and until we promulgate and implement a new business plan. We cannot predict when or if this new business plan will be put into place, what it may entail or whether we will be successful in such a new business venture.

2.Liquidity and Capital Resources

  As of March 31, 2002, Novo Networks had consolidated current assets of $13.9 million, including cash and cash equivalents of $12.5 million and $10.6 million of net working capital. Assets to be liquidated at March 31, 2002 were $0.7 million. Novo Networks and its non-debtor subsidiaries currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand. As discussed in Note 1, our debtor subsidiaries have gone through bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we agreed to increase the credit facility to approximately $1.9 million, which had been advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. This credit facility provided for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the Bankruptcy Code on substantially all of the debtor subsidiaries' assets. The facility maintained a default interest rate of prime plus 5.0% per annum.

  In connection with the amended plan being confirmed by the Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, accrued interest and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral.

  During the quarter ended March 31, 2002, no consolidated revenues were generated. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest and as part of our debtor subsidiaries' plan of liquidation, certain causes of action are expected to be brought against Qwest.

  We currently anticipate that we will have no revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries which have historically provided all significant revenues for Novo Networks on a consolidated basis and (ii) uncertainties surrounding our plan to explore opportunities available in the financial services industry, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses. Accordingly, we may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize Novo Networks' ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries through the liquidation process, (ii) ongoing general and administrative expenses of Novo Networks and (iii) the undetermined capital requirements relating to our plan to explore other opportunities including, without limitation, those in the financial services industry, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

3.Basis of Presentation

  The accompanying consolidated financial statements as of and for the three and nine month periods ended March 31, 2002 and 2001, have been prepared by Novo Networks, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission, or SEC. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of Novo Networks' operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.

  The consolidated financial statements as of and prior to June 30, 2001, contained in this Quarterly Report, were prepared in accordance with generally accepted accounting principles applicable to a going concern and did not purport to reflect or to provide for all of the possible consequences of the Chapter 11 bankruptcy proceedings. Specifically, the consolidated financial statements did not present the amounts that would ultimately be paid to settle liabilities and contingencies in the Chapter 11 bankruptcy proceedings or the effect of any changes made in connection with our debtor subsidiaries' capitalization or operations resulting from the amended plan. The accompanying consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001, as filed with the SEC.

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

  The consolidated financial statements as of and for the period ended March 31, 2002 contained in this Quarterly Report, are reflective of two separate accounting methodologies. For Novo Networks and our subsidiaries, which are not involved in bankruptcy proceedings, the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern. The consolidated financial statements of Novo Networks presented as of March 31, 2002 do not include the accounts of iGlobal due to our management's decision to abandon iGlobal operations during the quarter ended March 31, 2001 (see footnote 8). For our debtor subsidiaries, the financial statements have been prepared in accordance with generally accepted accounting principles applicable to a liquidating entity. All such assets have been stated at estimated realizable values. Similarly, liabilities have been reflected at estimated settlement amounts, subject to the approval of the Bankruptcy Court, with those secured by specific assets being offset against such assets, as allowed. We have recorded an accrual estimate of $1.0 million in the accompanying financial statements for the costs of liquidating substantially all of the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

  (a) Ability to Continue as a Going Concern

  Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001, contained in our most recent Annual Report on Form 10-K, as amended, that states that our financial statements were prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

  (b) Accounting Under Bankruptcy

  As previously discussed, the March 31, 2002 financial statements have been prepared using the liquidation basis accounting for our debtor subsidiaries.

  The estimated realizable values of assets and settlement amounts of liabilities may be different from the proceeds ultimately received or payments made. As a result of reflecting the liquidation values of assets and liabilities, we have recorded a gain on net assets to be liquidated of $14.0 million in the accompanying consolidated statement of operations for the nine months ended March 31, 2002.

  The estimated realizable values of assets were based upon: (i) the purchase price from a sealed bid auction process for a contract for an indefeasible right to use, or IRU, as approved by the Bankruptcy Court and (ii) sale of our debtor subsidiaries' network assets.

  We have not provided for an income tax provision in the accompanying consolidated statements of operations, as significant net operating losses have been created in prior periods. Such net operating losses would eliminate any current or deferred tax provisions in the three and nine-month periods ended March 31, 2002.

  Certain fiscal 2001 balances have been reclassified for comparative purposes to be consistent with the fiscal 2002 presentation. Such reclassifications have no impact on reported net loss. All significant inter-company accounts have been eliminated.

4.Long-lived Assets

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

  During the nine months ended March 31, 2002, we recorded a write down of long-lived assets of $7.5 million. The amount of the write-down is included in gain (loss) on net assets to be liquidated. During fiscal 2001, we recorded an impairment loss related to goodwill and certain property and equipment totaling $120.5 million. As previously discussed, the March 31, 2002 financial statements have been prepared on a liquidation basis for our debtor subsidiaries. As such, assets and liabilities of the debtor subsidiaries are recorded at the estimated realizable values of assets and estimated settlement amounts of liabilities.

5.Net Loss Per Share

  We calculated loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements for entities with complex capital structures. Basic earnings per share is computed as net income less preferred dividends of approximately $0.5 million, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Diluted earnings per share has not been presented for the effects of stock options, warrants, convertible preferred stock and convertible debentures, as the effect would be antidilutive. Accordingly, basic and diluted earnings per share did not differ for any period presented.

6.Property and Equipment

  Property and equipment at March 31, 2002 consists of leasehold improvements, computer equipment and furniture and fixtures.
  IRU fiber optic   circuits and network equipment at
  March 31, 2002 have been classified as assets to be liquidated.
  Each class of assets is   depreciated over its estimated useful
  life using the straight-line method. For those network assets,
  including the IRU,   depreciation has been recorded through
  December 31, 2001. On a   going forward basis and as a result
  of the plan of liquidation of substantially all of the assets
  of our debtor subsidiaries,   such assets will no longer be
  depreciated prior to liquidation.

7.Equity Investments

  We have minority equity investments in development stage Internet and communications companies. We account for the majority of our investments using the equity method. For the nine months ended March 31, 2002, we continued to record our proportionate share of equity losses, which totaled $1.4 million. Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $10.8 million was recorded during fiscal 2001. For those equity investments, which have been impaired completely, we ceased recording our share of losses incurred by the investee.

8.Disposal of iGlobal

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

  The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of the fiscal period presented:


                                         For the Nine Months
                                         Ended March 31, 2001
                                         --------------------

      Revenues                              $   57,617,039
      Loss from operations, before
        other income                        $ (144,783,079)
      Net loss available to
        common shareholders                 $ (153,888,800)
      Net loss per share -
        (basic and diluted)                 $        (2.93)
                                         ====================



9.Restructuring Charge

 In October 2000, we began the execution of a plan to consolidate the assets, network and management of our wholly owned operating subsidiaries into a single broadband network and communication services company. The plan had a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. We recorded reorganization and restructuring expense totaling approximately $4.3 million during the quarter ended December 31, 2000. Amounts not utilized for their intended purpose of $0.4 million were reversed to operating expense as of September 30, 2001.

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

 A summary of the completed reorganization and restructuring activities follows:

                                         Balance at       Fiscal       Balance at
                                          June 30,         2002        March 31,
                                           2001        Utilization        2002
                                        ------------   ------------   ------------
    Abandonment of leased facilities         426,297       (426,297)             -

                                        ------------   ------------   ------------
                                        $    426,297   $   (426,297)  $          -
                                        ============   ============   ============


10.Subsequent Events

On May 15, 2002, we announced that Daniel J. Wilson has resigned from the Company. Mr. Wilson was previously the Executive Vice President and Chief Financial Officer of Novo Networks. Additionally, Clark K. Hunt and Olaf
Guerrand-Hermes have resigned from the Board of Directors of the Company.

On April 3, 2002 the amended plan became effective and a liquidating trust was formed and funded by Novo Networks, to collect, liquidate and distribute the trust assets and prosecute certain causes of action against various third parties, including, without limitation, Qwest. No assurances can be given that claims brought against such third parties or Qwest will be successful or that those parties will not file one or more counterclaims.

In a stock purchase agreement dated February 28, 2002, Novo Networks' non-debtor subsidiary, e.Volve Technology Group de Mexico, S.A. de C.V. was sold to a related party organization owned by former employees of the subsidiary. The transaction closed on April 12, 2002. The buyer acquired telephony assets and assumed certain liabilities of e.Volve Technology Group de Mexico, S.A. de C.V. The Company expects to record a gain of approximately $0.3 million in the fourth quarter as a result of this transaction.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include without limitation, the following:

     * statements regarding our future capital requirements and our ability to satisfy our capital needs;
     * statements regarding our ability to continue as a going concern;
     * statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on Novo Networks;
     * statements regarding our ability to collect amounts owed by Qwest and other third parties and successfully pursue causes of action against Qwest and other third parties;
     * statements regarding the estimated liquidation value of assets and settlement amounts of liabilities;
     * statements regarding our ability to successfully redeploy our remaining cash assets, if any, in diversifying our business by entering sectors or industries including, without limitation, the financial services markets; and
     * statements regarding our ability to successfully enter sectors or industries including, without limitation, the financial services market.

You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions and uncertainties, such as:

     * the implementation of the amended plan to liquidate substantially all of the remaining assets of our debtor subsidiaries;
     * risks associated with our intended pursuit of other opportunities, including, without limitation, those in the financial service industry;
     * the risks that our resources after the completion of the amended plan of liquidation will limit our ability to pursue other opportunities to a single investment;
     * risks associated with operating losses at our operating subsidiaries;
     * risks associated with increasing competition in the communications, financial services and other industries; and
     * changes in laws and regulation that govern the communications and other industries.

This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this report and the risks discussed in the "Risk Factors Related to Our Company" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2001, as amended, filed with the United States Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Novo Networks and our wholly owned subsidiaries for all periods presented. On April 2, 2001, iGlobal, one of our subsidiaries, filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements from its acquisition on March 10, 2000 through commencement of Chapter 7 bankruptcy proceedings on April 2, 2001. The consolidated balance sheets of Novo Networks as of June 30, 2001 and March 31, 2002 do not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31, 2001. On July 30, 2001, our principal operating subsidiaries, including AxisTel and e.Volve and certain of their subsidiaries, filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. During the nine months ended March 31, 2002, all of the revenues and direct costs reflected in the consolidated financial statements of Novo Networks resulted from the operations of e.Volve and AxisTel.

The consolidated financial statements as of and for the period ended March 31, 2002, contained in this Quarterly Report, are reflective of two separate accounting methodologies. For Novo Networks and our subsidiaries which are not involved in bankruptcy proceedings, the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern. For our debtor subsidiaries, which are involved in Chapter 11 bankruptcy proceedings, the financial statements have been prepared in accordance with generally accepted accounting principles applicable to a liquidating entity. All such assets have been stated at estimated realizable values. Similarly, liabilities have been reflected at estimated settlement amounts, subject to the approval of the Bankruptcy Court, with those secured by specific assets being offset against such assets, as allowed. We have recorded an accrual estimate of $1.0 million in the accompanying financial statements for the costs of liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

Overview
--------

Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the United States economy as a whole, we did not raise the additional capital required to complete the build-out of our operating subsidiaries' global broadband network. As a result, during the third quarter ended March 31, 2001, we:

     * delayed capital expenditures relating to the expansion of the global broadband network;

     *    downsized the workforce by approximately 30%; and

     *    discontinued the operations of iGlobal.

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

Faced with a continuing deterioration of their businesses and a calamitous downturn in the telecommunications markets generally, our operating subsidiaries took the following actions during June of 2001:

     *    further reduced their workforce by 23, a 24% reduction;
          and

     *    evaluated their strategic options.

  During this same period, our chief executive officer, chief operating officer and certain directors tendered their resignations in order to pursue other interests. None of these officers or directors resigned, to the knowledge of current management, because of a disagreement with Novo Networks relating to our operations, policies or practices.

  At this same time, we announced that we were exploring the option of diversifying our business by entering into the financial services market.

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



                                                                   Status as of     Subject to
                                                                     May 13,     Bankruptcy Plan
              Wholly Owned Subsidiary              Date Acquired      2002*      or Proceedings?
    ------------------------------------------    --------------   -----------   ----------------
   Novo Networks Operating Corp.                       2/8/00**       Active     Yes, Chapter 11
   AxisTel Communications, Inc.                       9/23/99        Inactive    Yes, Chapter 11
   Novo Networks International Services, Inc.         9/23/99        Inactive    Yes, Chapter 11
   Novo Networks Global Services, Inc.                9/23/99        Inactive    Yes, Chapter 11
   Web2Dial Communications, Inc.                      9/23/99        Inactive           No
   Novo Networks Metro Services, Inc.                 9/23/99        Inactive    Yes, Chapter 11
   Novo Networks Metro Services (Virginia), Inc.      9/23/99        Inactive           No
   Novo Networks Media Services, Inc.                 9/23/99        Inactive           No
   Novo Networks (UK) Ltd.                            9/23/99        Inactive           No
   e.Volve Technology Group, Inc.                    10/20/99        Inactive    Yes, Chapter 11
   e.Volve Technology Group de Mexico, S.A. de       10/20/99          Sold             No
   C.V.
   Internet Global Services, Inc.                     3/10/00        Inactive     Yes, Chapter 7
   eVentures Holdings, LLC                             9/7/99**       Active            No

  ----------------------
  * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of its estate pursuant to a bankruptcy filing or plan.
  **   Indicates date of incorporation.

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to creditors of our debtor subsidiaries. However, subsequent to that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic and a decision was made to amend the plan. The amended plan and amended disclosure statement were filed with the Bankruptcy Court on December 31, 2001. This amended plan contemplates a liquidation of substantially all of the assets of our debtor subsidiaries under Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned.

On January 14, 2002, the Bankruptcy Court approved the amended disclosure statement with certain minor modifications. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including Qwest, without limitation as disclosed in the amended plan and amended disclosure statement and this Quarterly Report.

On March 1, 2002, the Bankruptcy Court confirmed the amended plan of the debtor subsidiaries. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by Novo Networks in the amount of $0.2 million. Assets to be liquidated of $0.7 million have been transferred to the liquidating trust subsequent to the quarter end. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties including, without limitation, Qwest. It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on the business of Novo Networks or on the interests of our creditors or stockholders.

As of March 31, 2002, and pursuant to the amended bankruptcy filings, we effectively have no operations, no sources of revenue and no profits unless and until we promulgate and implement a new business plan. We cannot predict when or if this new business plan will be put into place, what it may entail or whether we will be successful in such a new business venture.

During the quarter ended March 31, 2002, no revenue was generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for Novo Networks and (ii) uncertainty surrounding our plans to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only customer had been Qwest, which accounted for approximately 70% of consolidated revenues for the nine months ended March 31, 2002. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' amended plan of liquidation, substantially all of the assets associated with such services are being liquidated and certain causes of action are expected to be brought against Qwest. In addition and in connection with the debtor subsidiaries' bankruptcy proceedings, AxisTel ceased all broadband services and as part of our debtor subsidiaries' amended plan of liquidation substantially all of the assets associated with such services are being liquidated and certain causes of action have been and others are expected to be brought against third parties.

We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the plan of liquidation, substantially all of the telecommunications network assets of the debtor subsidiaries are being sold, and Novo Networks will be unable to provide such services in the future.

REVENUES. For the quarter ended March 31, 2002, there were no revenues generated. Historically, we derived substantially all of our consolidated revenues from the sale of voice and broadband services of e.Volve and AxisTel. Agreements with wholesale customers for the provisions of these services were typically short term in duration and rates were subject to change from time to time. Qwest accounted for 70% of the consolidated revenues for the nine months ended March 31, 2002. Since December of 2001, e.Volve has not terminated voice traffic for Qwest or any other customers. We currently do not anticipate that AxisTel, e.Volve or any of the debtor subsidiaries will have revenue from telecommunications or any other services in the near term.

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

Prior to December 31, 2001, we provided international telecommunication services only from the United States to Mexico through e.Volve's operations. The majority of e.Volve's termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, e.Volve was exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the United States dollar. Management does not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Since December of 2001, e.Volve has not terminated voice traffic for Qwest or any other customers and, as such, there is no current exposure to exchange rate risk due to fluctuation of the Mexican peso.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently we maintain our corporate headquarters in Dallas, Texas. On July 29, 2001, we entered into an Administrative Services Agreement with our debtor subsidiaries pursuant to which we agreed to provide our debtor subsidiaries with accounting, billing and collections, human resources, payroll, information systems, operational and network support, limited non-bankruptcy legal and regulatory services and various related secretarial and administrative services. In return for these services, our debtor subsidiaries paid a weekly fee of $30,000. As of March 31, 2002, our debtor subsidiaries had an outstanding payable to Novo Networks relating to this agreement of $0.4 million, which is eliminated in consolidation. The administrative services agreement terminated on the effective date of the amended plan. In order to administer the amended plan, we expect to enter into another administrative service agreement with our debtor subsidiaries.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represents the depreciation of property and equipment and the amortization of goodwill resulting from the reorganization transactions and the acquisition of iGlobal. Due to the significant impairment losses recorded during fiscal 2001 and the liquidation accounting for our debtor subsidiaries, we expect our depreciation and amortization costs to decrease significantly.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments results from our minority ownership in certain non-impaired investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our affiliate's operating losses and amortization of our net excess investment over our equity in each of our investment's net assets is included in equity in loss of affiliates. We anticipate that our strategic investments will continue to incur operating losses and we expect to record future charges to earnings as we record our proportionate share of such losses incurred by the investee. For those equity investments, which have been impaired completely, we ceased recording our share of losses incurred by the investee.

(GAIN) LOSS ON NET ASSETS TO BE LIQUIDATED. (Gain) loss on net assets to be liquidated results from liquidation accounting for our debtor subsidiaries, which are involved in Chapter 11 bankruptcy proceedings. All debtor subsidiary assets have been stated at estimated realizable values. Similarly, liabilities have been reflected at estimated settlement amounts, subject to the approval of the Bankruptcy Court, with those secured by specific assets being offset against such assets, as allowed. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


Summary of Operating Results
----------------------------

The table below summarizes our operating results.



                                              Three Months Ended March 31,              Nine Months Ended March 31,
                                        -----------------------------------------  -----------------------------------------
                                            2002        %        2001         %        2002        %         2001        %
                                        -------------------  --------------------  -------------------   -------------------
                                                      (unaudited)                            (unaudited)
Revenues                                $         -     0.0% $  19,749,715  100.0% $ 10,486,982  100.0%  $  58,940,396  100.0%

Operating expenses:
  Direct costs                               94,031     0.0%    19,244,797   97.4%   14,614,766  139.4%     57,278,922   97.2%
  Selling, general and administrative
    expenses                              1,776,626     0.0%     7,256,348   36.7%    9,816,721   93.6%     22,260,358   37.8%
  Stock-based compensation                   36,431     0.0%             -    0.0%      366,521    3.5%              -    0.0%
  Reorganization and restructuring
     charge                                       -     0.0%       (19,499)  (0.1%)           -    0.0%      4,305,952    7.3%
  Impairment loss                                 -     0.0%   111,862,461  566.4%      121,932    0.0%    111,862,461  189.8%
  Depreciation and amortization              51,749     0.0%     6,539,092   33.1%    1,337,033   12.7%     19,479,700   33.0%
                                        -------------------  --------------------  -------------------   --------------------
                                          1,958,837     0.0%   144,883,199  733.6%   26,256,973  250.4%    215,187,393  365.1%
                                        -------------------  --------------------  -------------------   --------------------
Loss from operations, before
  other (income) expense                 (1,958,837)    0.0%  (125,133,484)(633.6%) (15,769,991)(150.4%)  (156,246,997)(265.1)%)

Other (income) expenses:
  Interest expense (income), net            (60,036)    0.0%        40,513    0.2%       62,209    0.6%       (413,812)  (0.7%)
  Equity in loss of investments             366,478     0.0%     1,880,052    9.5%    1,429,127   13.6%      7,292,626   12.4%
  Foreign currency loss                       3,007     0.0%        40,521    0.2%       98,135    0.9%         62,702    0.1%
  (Gain) loss on net assets to
    be liquidated                         1,634,054     0.0%             -    0.0%  (14,067,282)(134.1%)             -    0.0%
  Other                                      73,114     0.0%       186,301    0.9%     (377,133)  (3.6%)       281,321    0.5%
                                        -------------------  --------------------  -------------------   --------------------
                                          2,016,617     0.0%     2,147,387   10.9%  (12,854,944)(122.6%)     7,222,837   12.3%
                                        -------------------  --------------------  -------------------   --------------------

Net loss                                $(3,975,454)         $(127,280,871)        $ (2,915,047)          (163,469,834)
                                        -----------          -------------        -------------          -------------
Imputed preferred dividend                        -                      -                    -             (2,299,750)
Series D dividends for the period           152,548                      -              455,116                      -
                                        -----------          -------------        -------------          -------------
Net loss available to common
  shareholders                          $(4,128,002)         $(127,280,871)        $ (3,370,163)         $(165,769,584)
                                        ===========          =============        =============          =============


  Net loss per share -
    (basic and diluted)                 $      (0.08)        $       (2.43)       $       (0.06)         $       (3.18)
                                        ============         =============        =============          =============

  Weighted average number of
    shares outstanding - (basic
    and diluted)                          52,323,701            52,462,631           52,323,701             52,189,118
                                        ============         =============        =============          =============


Three months ended March 31, 2002 Compared to Three months ended
March 31, 2001
---------------------------------------------------------------

REVENUES. There were no revenues during the three months ended March 31, 2002 as compared to $19.7 million during the three months ended March 31, 2001. No revenue was generated for the three months ended March 31, 2002 based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for Novo Networks and (ii) uncertainty surrounding our plans to explore other opportunities, including without limitation, those available in the financial services industry, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses. Revenues for the three months ended March 31, 2001 were generated through the sale of (i) 96% voice services and (ii) 2% broadband services and (iii) 2% Internet services.

No minutes were transmitted during the three months ended March 31, 2002 versus 210.2 million minutes during the three months ended March 31, 2001. No revenues during the three months ended March 31, 2002 resulted from the termination of operations of the data, wholesale and prepaid card businesses for AxisTel, as well as no minutes to Mexico for e.Volve. As a result of the iGlobal bankruptcy filing, there were no Internet service revenues during the current reporting period.

DIRECT COSTS. Direct costs decreased to $94,000 during the three months ended March 31, 2002 from $19.2 million during the three months ended March 31, 2001. Direct costs during the current quarter period resulted from the completion of network cost accruals as a result of actual invoices received, which differed from original estimates.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $1.8 million during the three months ended March 31, 2002 from $7.3 million in the prior year period, a decrease of 75%. Selling, general and administrative expenses during the three months ended March 31, 2002 decreased primarily due to (i) downsizing of the workforce,
(ii) closing facilities and (iii) termination of operations as a result of the various bankruptcy proceedings and professional fees related to such proceedings. We anticipate that selling, general and administrative expenses will continue to decrease significantly as a result of the recent measures implemented to reduce costs and the conclusion of the various bankruptcy proceedings.

IMPAIRMENT LOSS. During the quarter ended March 31, 2001, we recorded an impairment loss totaling $111.9 million related to
(i) our investment in iGlobal, (ii) goodwill relating to the prior acquisitions, (iii) investments in affiliates and (iv) property and equipment. As previously discussed, as of March 31, 2001, we had made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $64.5 million, comprised primarily of the write-off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to prior acquisitions, we recorded an impairment loss of $24.2 million. We recorded an impairment loss of $11.2 million related to our investments in affiliates as a result of the declining market conditions and the uncertainties surrounding the recoverability of our investments. Additionally, in assessing the recoverability of the Company's IRU fiber optic circuit, which had an estimated useful life of 20 years, we recorded an impairment charge of $11.9 million, which included the write-off of $1.6 million in prepaid IRU maintenance fees.

DEPRECIATION AND AMORTIZATION. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001 all of the goodwill was written-off; therefore, no amortization of goodwill was recorded during the three months ended March 31, 2002. Amortization of goodwill during the three months ended March 31, 2001 was $5.1 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $52,000 compared to $1.4 million for the prior period. Reduced depreciation expense during the current quarter is the result of asset impairment charges taken during the fiscal year ended June 30, 2001 and liquidation accounting for our debtor subsidiaries for the three months ended March 31, 2002.

INTEREST EXPENSE (INCOME), NET. We recorded interest income, net of interest expense from cash investments, of $60,000 for the three months ended March 31, 2002 compared to interest expense, net of interest income from cash investments of $41,000 for the three months ended March 31, 2001. The increase in interest income during the March 31, 2002 quarter resulted from reduced interest expense as a result of no capital lease obligations during the current quarter, net of decreases in interest income resulting from lower cash balances.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investment's operating losses and amortization of our net excess investment over equity in each of our investment's net assets is included in equity in loss of affiliates. Equity in loss of investments was $0.4 million during the three months ended March 31, 2002 compared to $1.9 million in the prior year period. This loss primarily resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). We anticipate that our strategic investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses. For those investments that were impaired completely in fiscal 2001, we have ceased recording our share of losses incurred by the investee.

FOREIGN CURRENCY LOSS. Foreign currency loss during the three months ended March 31, 2002 was $3,000 compared to a loss of $41,000 during the prior year period. This variance was the result of substantially reduced operations in Mexico during the current quarter.

(GAIN) LOSS ON NET ASSETS TO BE LIQUIDATED. During the three months ended March 31, 2002 we recorded a loss on net assets to be liquidated of $1.6 million related to (i) an accrual estimate of $1.0 million for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (ii) $1.3 million in cash expenditures to settle administrative claims associated with the bankruptcy and (iii) a net gain on the write off of debtor subsidiary assets and liabilities of $0.7 million.


Nine months ended March 31, 2002 Compared to Nine months ended
March 31, 2001
--------------------------------------------------------------

REVENUES. Revenues decreased to $10.5 million during the nine months ended March 31, 2002 from $58.9 million during the nine months ended March 31, 2001, a decrease of 82%. Revenues for the nine months ended March 31, 2002 were generated through the sale of (i) 97% voice services and (ii) 3% broadband services. Revenues for the nine months ended March 31, 2001 were generated through the sale of (i) 95% voice services, (ii) 3% broadband services and (iii) 2% Internet services. We anticipate that no revenue will be generated in the near future based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for Novo Networks, and (ii) uncertainties surrounding our plans to explore opportunities available in the financial services industry, including, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

During the nine months ended March 31, 2002, we transmitted 134.1 million minutes versus 594.4 million minutes during the nine months ended March 31, 2001, a decrease of 77%. The decrease in revenues during the nine months ended March 31, 2002 resulted from the significant decrease and eventual termination of operations for AxisTel and e.Volve. The decrease can also be attributed to lower rates per minute earned on all voice traffic during the current period. As a result of the iGlobal bankruptcy filing there were no Internet service revenues during the current reporting period.

DIRECT COSTS. Direct costs decreased to $14.6 million during the nine months ended March 31, 2002 from $57.3 million during the nine months ended March 31, 2001, a decrease of 75%. Direct costs decreased approximately $42.7 million during the current year period as a result of the decreased volume of minutes transmitted over our network.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $9.8 million during the nine months ended March 31, 2002 from $22.3 million in the prior year period, a decrease of 56%. Selling, general and administrative expenses during the nine months ended March 31, 2002 decreased primarily due to (i) downsizing of the workforce, (ii) closing facilities and (iii) termination of operations as a result of the various bankruptcy proceedings, offset by nonrecurring increases in bad debt expenses and professional fees related to such proceedings. We anticipate that selling, general and administrative expenses will continue to decrease significantly as a result of the recent measures implemented to reduce costs and the conclusion of the various bankruptcy proceedings.

REORGANIZATION AND RESTRUCTURING CHARGE.   In October 2000, we
began execution of a plan to consolidate the assets, network and management of our wholly owned operating subsidiaries into a single broadband network and communication services company. Additionally, the plan had a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access.
We recorded reorganization and restructuring expense totaling
$4.3 million during the nine months ended March 31, 2001. The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The reorganization and restructuring charge of $4.3 million includes cash expenditures totaling $2.0 million related to (i) personnel severance of $0.6 million, (ii) lease abandonment of $1.0 million, and (iii) other costs of $0.4 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the expense associated with intrinsic value of stock options issued to a former employee.

IMPAIRMENT LOSS. During the nine months ended March 31, 2001, we recorded an impairment loss totaling $111.9 million related to
(i) our investment in iGlobal, (ii) goodwill relating to prior acquisitions, (iii) investments in affiliates and (iv) property and equipment. As previously discussed, as of March 31, 2001, we had made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $64.5 million, comprised primarily of the write-off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to prior acquisitions, we recorded an impairment loss of $24.2 million. We recorded an impairment loss of $11.2 million related to our investments in affiliates as a result of the declining market conditions and the uncertainties surrounding the recoverability of our investments. Additionally, in assessing the recoverability of the Company's IRU fiber optic circuit, which had an estimated useful life of 20 years, we recorded an impairment charge of $11.9 million, which included the write-off of $1.6 million in prepaid IRU maintenance fees.

DEPRECIATION AND AMORTIZATION. As a result of the reorganization transactions in September 1999 and October 1999 and the acquisition of iGlobal in March 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001 all of the goodwill was written-off, therefore no amortization of goodwill was recorded during the nine months ended March 31, 2002. Amortization of goodwill during the nine months ended March 31, 2001 totaled $15.4 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $1.3 million compared to $4.1 million for the prior period. Reduced depreciation expense for the nine months ended March 31, 2002 is the result of asset impairment charges taken during the previous fiscal year ended June 30, 2001 and liquidation accounting for our debtor subsidiaries during the current fiscal year.

INTEREST EXPENSE (INCOME), NET. We recorded interest expense, net of interest income from cash investments, of $62,000 for the nine months ended March 31, 2002 compared to interest income, net of interest expense, of $0.4 million for the nine months ended March 31, 2001. The decrease in interest income during the March 31, 2002 quarter resulted from lower cash balances generating interest.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investment's operating losses and amortization of our net excess investment over equity in each of our investment's net assets is included in equity in loss of investments. Equity in loss of investments was $1.4 million during the nine months ended March 31, 2002 compared to $7.3 million in the prior year period. This loss primarily resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). We anticipate that our strategic investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record its proportionate share of such losses. For those investments that were impaired completely in fiscal 2001, we have ceased recording our share of losses by the investee.

FOREIGN CURRENCY LOSS. Foreign currency loss during the nine months ended March 31, 2002 was $98,000 compared to a loss of $63,000 during the prior year period. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar.

(GAIN) LOSS ON NET ASSETS TO BE LIQUIDATED. During the nine months ended March 31, 2002 we recorded a gain on net assets to be liquidated of $14.0 million related to (i) a write down of long-lived assets of $7.5 million, (ii) an accrual estimate of $1.0 million for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (iii) $1.3 million in cash expenditures to settle administrative claims associated with the bankruptcy, (iv) a gain on the write off of capital lease obligations of $7.7 million and (v) a net gain on the write off of debtor subsidiary assets and liabilities of $16.1 million.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, Novo Networks had consolidated current assets of $13.9 million, including cash and cash equivalents of $12.5 million and $10.6 million of net working capital. Assets to be liquidated at March 31, 2002 were $0.7 million. Novo Networks and its non-debtor subsidiaries currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available to us in the near term. Principal uses of cash have been to fund (i) operating losses;
(ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand. As discussed in Note 1, our debtor subsidiaries have gone through bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we agreed to increase the credit facility to approximately $1.9 million, which had been advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. This credit facility provided for interest at the rate of prime plus 3.0% per annum and has been provided "superpriority" lien status, meaning that we have a valid first lien pursuant to the Bankruptcy Code on substantially all of the debtor subsidiaries' assets. The facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, accrued interest and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral.

During the quarter ended March 31, 2002, no consolidated revenues were generated. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest and as part of our debtor subsidiaries' plan of liquidation, certain causes of action are expected to be brought against Qwest.

We currently anticipate that we will have no revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries which have historically provided all or significant revenues for Novo Networks on a consolidated basis and (ii) uncertainties surrounding our plan to explore opportunities available in the financial services industry, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses. Accordingly, we may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize Novo Networks' ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries through the liquidation process, (ii) ongoing general and administrative expenses of Novo Networks and (iii) the undetermined capital requirements relating to our plan to explore other opportunities including, without limitation, those in the financial services industry, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

CASH FLOWS FROM OPERATING ACTIVITIES. Cash used in operating activities for the nine months ended March 31, 2002 totaled $3.7 million compared to $19.4 million for the nine months ended March 31, 2001. The decreased use of cash in our operating activities is primarily attributable to the downturn of operations resulting from the bankruptcy proceedings. During the nine months ended March 31, 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $9.8 million and an increase in accounts receivable of $0.3 million, partially offset by a net increase in accounts payable and accrued liabilities of $6.3 million. During the nine months ended March 31, 2001 cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $19.4 million and an increase in accounts receivable of $5.8 million, partially offset by a net increase in accounts payable and accrued liabilities of $5.5 million.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by investing activities was $0.6 million for the nine months ended March 31, 2002 compared to net cash used of $4.6 million for the same period in the prior year. Net cash provided by investing activities in the current period consisted primarily of cash received from one of our investees of $0.4 million. Investing activities in the prior year period consisted primarily of purchases of network equipment of $2.7 million and equity investments of $1.1 million.

CASH FLOWS FROM FINANCING ACTIVITIES. Cash flows provided by financing activities during the nine months ended March 31, 2002 totaled $1.1 million for capital lease payments. Cash flows used in financing activities during the prior year period totaled $4.8 million and consisted principally of (i) net proceeds from the issuance of 7,000 shares of Series D Preferred Stock and 450,001 shares of our common stock totaling $6.5 million, and (ii) borrowings under a credit agreement for equipment purchases of $0.4 million, offset partially by capital lease payments of $2.1 million.

Ability to Continue as a Going Concern
--------------------------------------

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2001 contained in our most recent Annual Report on Form 10-K, as amended, that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

Recent Developments
-------------------

On May 15, 2002, we announced that Daniel J. Wilson has resigned from the Company. Mr. Wilson was previously the Executive Vice President and Chief Financial Officer of Novo Networks. Additionally, Clark K. Hunt and Olaf
Guerrand-Hermes have resigned from the Board of Directors of the Company.

On April 3, 2002 the amended plan became effective and a liquidating trust was formed and funded by Novo Networks, to collect, liquidate and distribute the trust assets and prosecute certain causes of action against various third parties, including, without limitation, Qwest. No assurances can be given that claims brought against such third parties or Qwest will be successful or that those parties will not file one or more counterclaims.

In a stock purchase agreement dated February 28, 2002, Novo Networks' non-debtor subsidiary, e.Volve Technology Group de Mexico, S.A. de C.V. was sold to a related party organization owned by former employees of the subsidiary. The transaction closed on April 12, 2002. The buyer acquired telephony assets and assumed certain liabilities of e.Volve Technology Group de Mexico, S.A. de C.V. The Company expects to record a gain of approximately $0.3 million in the fourth quarter as a result of this transaction.

Plan of Operation
-----------------

On August 21, 2001, we announced that we were attempting to diversify our business into financial services. We are continuing to explore the opportunities available in the financial services industry, specifically, the specialty property and casualty insurance markets, asset management services and other related businesses.

Management of Novo Networks is also examining the investment opportunities available to it in other industries, outside of the financial services industry. Accordingly, our directors and executive officers have, in essence, unlimited flexibility in the investments they are permitted to examine. As such, we expect that management will consider, among others, the following factors when deciding upon an appropriate investment for Novo Networks' remaining cash assets:

     * the historical liquidity, financial condition and results of operation of the business or opportunity, if any;

     * the growth potential and future capital requirements of the business or opportunity;

     * the nature, competitive position and market potential of the products, processes or services of the business or opportunity;

     * the relative strengths and weaknesses of the intellectual property of the business or opportunity;

     * the education, experience and abilities of management and key personnel of the business or opportunity;

     * the regulatory environment within the business industry or opportunity; and

     * the market performance of equity securities of similarly situated companies in the business' industry or opportunity.

The foregoing is not an exhaustive list of the factors we may consider in our evaluation of a potential investment opportunity. We will also consider other factors that our officers and directors deem relevant under the circumstances. In evaluating a potential opportunity, we intend to conduct a due diligence review that will include, among other things:

     * meetings with industry participants;

     * meetings with management and/or "promoters;"

     * inspection of properties, facilities, material contracts, etc., if any;

     * analysis of historical financial statements and projections; and

     * any other matters or things we believe are relevant under the circumstances.

The time, effort and expense associated with electing a revised business model and, therefore, an appropriate investment strategy for our remaining cash assets, cannot be predicted with any degree of accuracy. Further, our management has expended, and is expected to continue to expend, a significant amount of time dealing with the administration of the amended plan of our debtor subsidiaries. If our officers and directors do not devote adequate time to the investigation, due diligence and negotiation of appropriate investment opportunities, we may be unable to successfully redeploy our remaining cash assets. We cannot assure you that we will be successful in protecting, segregating or redeploying our remaining cash assets. Further, to the extent we are able to redeploy our remaining cash assets, we cannot assure you that our investments will ultimately prove successful.

As of March 31, 2002, we maintained cash and cash equivalents of $12.5 million. We currently anticipate that as of June 30, 2002, after paying certain bankruptcy obligations related to the debtor subsidiaries, we will have approximately $10.0 million of remaining cash available to redeploy into one or more investment opportunities and to support the monthly cash requirements of Novo Networks. We do not currently believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets potentially available for redeployment will be limited. Consequently, we will probably not be in a position to make a large number of investments and broad diversification is unlikely. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

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

Our plan of operation for the upcoming twelve months calls for the following:

     * continuing the liquidation of substantially all of the assets of our debtor subsidiaries in accordance with the amended plan and Bankruptcy Code;

     * minimizing, to the extent possible, the expenses incurred by Novo Networks as the ultimate parent of the debtor subsidiaries;

     * determining, as quickly as reasonably possible, the viability of our plan to redeploy the assets of Novo
          Networks; and

     * identifying, negotiating and consummating one or more appropriate investment opportunities.

As previously indicated, we may not re-enter the communications industry (although we reserve the right to invest in any suitable opportunity). Consequently, we do not have any history on which to base an evaluation of our business and prospects going forward. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies adopting a new or dramatically changed business model after the failure (for whatever reason) of a prior business model. Some of the risks and difficulties we expect to encounter include our ability to:

     *    create and successfully execute a revised business plan;

     * locate, invest in and otherwise manage, a commercially viable base of suitable opportunities;

     *    manage and adapt to changing operations;

     *    respond effectively to competitive developments;

     * attract, retain and motivate qualified personnel, including those with appropriate industry experience; and

     * overcome the reputational issues associated with the failure of our previous business model.

Because of our management's possible lack of industry experience, we may have limited insight into trends and conditions that may exist or might emerge and affect our new investments. No assurances can be given that we will be in a position to redeploy our assets at the parent level or that if we do redeploy our assets, that we will successfully address these risks.

Competition for Suitable Investment Opportunities
-------------------------------------------------

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

Novo Networks does not have any current agreements or understandings with respect to any investment opportunity. We can provide no assurance that any future investment will be completed or that, if completed, any such investment will prove profitable or otherwise successful. Investments of the type proposed involve a number of risks, including the following:

     * the potential distraction of company management;

     * the need for additional working capital;

     * management's ability to manage potentially distinct business opportunities, particularly in light of current management's possible lack of industry experience;

     * the issues relevant to Novo Networks in the debtor subsidiaries' amended plan;

     * the potential impairment of the company's reputation and relationships;

     * the ability to locate, consummate, fund and integrate suitable investment opportunities while the company maintains cash assets available for redeployment and numerous other risks and uncertainties.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

Novo Networks is exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately
$12.5 million at March 31, 2002. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

On March 1, 2002, the Bankruptcy Court confirmed the amended plan of the debtor subsidiaries. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by Novo Networks in the amount of $0.2 million. Assets to be liquidated of $0.7 million have been transferred to the liquidating trust subsequent to the quarter end. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties including, without limitation, Qwest. No assurances can be given that the claims brought against such third parties or Qwest will be successful or that those parties will not file one or more counterclaims.



It is not possible to predict the outcome of either iGlobal's bankruptcy proceedings or the administration of the debtor subsidiaries' amended plan or the effects of such efforts on the business of Novo Networks or its non-debtor subsidiaries or the interests of creditors or stockholders.

Avantel, SA filed a lawsuit against Novo Networks in the United States District Court for the District of Delaware on February 15, 2002. Avantel claimed that Novo Networks issued shares to Avantel in connection with the resolution of a dispute between e.Volve and Avantel on October 15, 1999. As part of that settlement, Avantel asserted that Novo Networks agreed to repurchase a portion of the shares at a predetermined valuation and at Avantel's election. That option was to be exercised within a certain period of time after e.Volve or Novo Networks notified Avantel of the receipt of a value added tax refund. Avantel claimed that the option expired because e.Volve and Novo Networks failed to give it proper notice. Novo Networks and e.Volve vehemently denied that the notice was insufficient. Nevertheless, Avantel asserted that it was entitled to the benefit of the option. Avantel valued its claim against Novo Networks in excess of $1.2 million. Separately, Avantel filed prepetition and administrative claims in e.Volve's bankruptcy proceeding on October 18, 2001, and February 15, 2002, respectively. Avantel valued the prepetition claim, which purportedly involved certain telecommunications services rendered to e.Volve before July 30, 2001, in excess of $1.6 million and Avantel valued the administrative claim, which purportedly involved similar services rendered to e.Volve after July 30, 2001, in excess of $1.5 million. e.Volve objected to all of Avantel's claims in its bankruptcy proceeding. However, on February 28, 2002, e.Volve and Novo Networks settled with Avantel so that the confirmation hearing on the amended plan could proceed as scheduled on March 1, 2002. As part of the settlement, Avantel agreed to reduce its administrative claim to $0.6 million, e.Volve agreed to give Avantel an allowed unsecured claim of approximately $1.6 million in its bankruptcy proceeding and Avantel agreed to dismiss its claim against Novo Networks with prejudice. As the debtor-in-possession lender, Novo Networks provided funding for e.Volve to pay $0.6 million to Avantel on March 25, 2002. Avantel dismissed the lawsuit against Novo Networks with prejudice on April 3, 2002. Avantel's unsecured claim was allowed by the Bankruptcy Court and will be treated in accordance with the amended plan, which estimates that such creditors of e.Volve will recover 28% of their respective claims.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against our subsidiaries and us. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included because they have not been terminated and there have not been any material developments during the quarter ended
December 31, 2001. Readers are encouraged to refer to our prior reports filed with the SEC for further information concerning other legal proceedings affecting our subsidiaries and us.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which management believes, if decided adversely to us or our subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of Novo Networks.

Item 2.Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.Other Information

None.

Item 6.Exhibits and Reports on Form 8-K

None.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NOVO NETWORKS, INC.


Date:  May 15, 2002           By:  /s/ Barrett N. Wissman
                                 ------------------------------
                                   Barrett N. Wissman
                                 (Principal Executive Officer)



Date:  May 15, 2002           By:  /s/ Susan C. Holliday
                                 ------------------------------
                                   Susan C. Holliday
                                 (Principal Accounting Officer)