Form 10-K
period 2002-06-30
NOVO NETWORKS INC
filed 2002-09-30
CIK 826773

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          ---------------

                             FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
    SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                      2311 CEDAR SPRINGS ROAD
                        DALLAS, TEXAS 75201
             (Address of Principal Executive Offices)

                           214-777-4100
       (Registrant's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            COMMON STOCK, PAR VALUE $0.00002 PER SHARE
                         (Title of Class)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on September 23, 2002, was $2,782,468.

     As of September 20, 2002, 52,323,701 shares of our common stock, par value $0.00002 were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

PART III -- Incorporated by reference to our proxy statement to be mailed or sent to securities holders on or about
      October 28, 2002.

                         TABLE OF CONTENTS
                                                             PAGE
                                                            -------

INTRODUCTORY STATEMENTS

Necessary Definitions...................................        3

Forward-Looking Statements..............................        3

PART I

   ITEM 1.  Business....................................        4

   ITEM 2.  Properties..................................       12

   ITEM 3.  Legal Proceedings...........................       12

   ITEM 4.  Submission of Matters to a Vote of
               Security Holders.........................       13

PART II

   ITEM 5.  Market for Registrant's Common Equity
                and Related Stockholder Matters.........       14

   ITEM 6.  Selected Financial Data.....................       15

   ITEM 7.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...............................       16

   ITEM 7A. Quantitative and Qualitative Disclosures
               About Market Risk........................       25

   ITEM 8.  Financial Statements and Supplementary
               Data.....................................       25

   ITEM 9.  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure.....................       25

PART III

   ITEM 10. Directors and Executive Officers of
               the Registrant...........................       26

   ITEM 11. Executive Compensation......................       26

   ITEM 12. Security Ownership of Certain Beneficial
               Owners and Management....................       26

   ITEM 13. Certain Relationships and Related
               Transactions.............................       26

   ITEM 14. Controls and Procedures.....................       26

PART IV

   ITEM 15. Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K.......       27

SIGNATURES..............................................       31

CERTIFICATIONS..........................................       32

EXHIBIT INDEX...........................................       A-1

                      INTRODUCTORY STATEMENTS

NECESSARY DEFINITIONS

     Novo Networks, Inc. is a holding company incorporated under the laws of the State of Delaware that is registered under the Securities Exchange Act of 1934. Throughout this Annual Report, we refer to Novo Networks, Inc. as "Novo Networks," "we," "us" and "our." Our subsidiaries previously provided telecommunications services, but they filed voluntary petitions for protection under Title 11, Chapter 11 of the United States Code, which we will refer to as the "bankruptcy code" throughout this Annual Report, on July 30, 2001, and September 14, 2001, respectively. We refer to these subsidiaries as our "debtor subsidiaries" throughout this Annual Report.

FORWARD-LOOKING STATEMENTS

     "Forward-looking" statements have been included throughout this document. These statements describe the attempt of Novo Networks, Inc. to predict future events. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in the section entitled "Business Considerations," as well as all other cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results or those of our debtor subsidiaries to differ materially from the expectations described in these "forward-looking" statements. You should be aware that the occurrence of the events described in these considerations and elsewhere in this Annual Report could have an adverse effect on our business, results of operations or financial condition or those of our debtor subsidiaries.

Forward-looking statements include, without limitation, the following:

     * statements regarding our future capital requirements and our ability to satisfy our capital needs;
     * statements regarding our ability to continue as a going concern;
     * statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;
     * statements regarding our ability to collect amounts owed by Qwest Communications Corporation and other third parties and to successfully pursue causes of action against Qwest and other third parties;
     * statements regarding the estimated liquidation value of assets and settlement amounts of liabilities;
     * statements regarding our ability to successfully redeploy our remaining cash assets, if any, by entering new sectors or industries; and
     * statements that contain words like "believe," "anticipate," "expect" and similar expressions are also used to identify forward-looking statements.

You should be aware that these forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

     * uncertainties in the implementation of the amended plan to liquidate substantially all of the remaining assets of our debtor subsidiaries;
     * our ability to successfully prosecute claims against Qwest and other third parties;
     * risks associated with our pursuit of other business opportunities;
     * risks associated with not having any current operations or revenues;
     * risks that, after the completion of the amended plan of liquidation, our remaining resources will limit our ability to pursue other opportunities to a single investment;
     * risks associated with preserving the net operating losses of our debtor subsidiaries;
     * risks associated with competition in the sectors or industries that we may enter; and
     *    changes in the laws and regulations that govern us.

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

                              PART I

ITEM 1. BUSINESS

     ORGANIZATION AND HISTORIC OPERATIONS

     The company now known as Novo Networks was originally incorporated in Delaware in 1987 as Adina, Inc., ("Adina"). Adina's corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., ("eVentures") in August of 1999. During the Fall of 1999, eVentures completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. ("e.Volve") and AxisTel Communications, Inc. ("AxisTel"), and made a strategic investment in Gemini Voice Solutions, Inc. ("Gemini Voice"), formerly PhoneFree.com, Inc. During the Spring of 2000, eVentures acquired Internet Global Services, Inc. ("iGlobal") and made additional strategic investments. For further details regarding the strategic investments, see the section entitled "Equity Investments." In December of 2000, eVentures changed its name to Novo Networks.

     Our common stock is currently listed on the Over the Counter
Bulletin Board or OTC BB. Previously, our shares were listed on the Nasdaq National Market System.

     During the first six months of the fiscal year ended June 30, 2002, two of our indirect wholly-owned subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations in connection with their plan of liquidation, effective September of 2001 and December of 2001, respectively. Since that date, neither we nor any of our debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. For further details regarding the liquidation efforts of our debtor subsidiaries, see the section entitled "Bankruptcy Proceedings."

     PLAN OF OPERATION

     On August 21, 2001, we announced that we were attempting to redeploy some or all of our existing cash assets into, among other things, financial services. Since that time, we have discussed and conducted preliminary due diligence on various investment opportunities, including some in the financial services industry. Nevertheless, we later determined that these specific opportunities were not in our best interest and we elected not to pursue them. We have, in essence, been granted unlimited flexibility in the investments that we are permitted to examine. As such, we expect to consider, among others, the following factors when deciding upon an appropriate investment for our remaining cash assets:

     * the historical liquidity, financial condition and results of operation of the business or opportunity, if any;
     * the growth potential and future capital requirements of the business or opportunity;
     * the nature, competitive position and market potential of the products, processes or services of the business or opportunity;
     * the relative strengths and weaknesses of the intellectual property of the business or opportunity;
     * the education, experience and abilities of management and key personnel of the business or opportunity;
     * the regulatory environment within the business industry or opportunity; and
     * the market performance of equity securities of similarly situated companies in the particular industry or opportunity.

     The foregoing is not an exhaustive list of the factors we may consider in our evaluation of a potential investment opportunity. We will also consider other factors that we deem relevant under the circumstances. In evaluating a potential opportunity, we intend to conduct a due diligence review that will include, among other things:

     *    meetings with industry participants;
     *    meetings with management and/or "promoters;"
     * inspection of properties, facilities, business models, products, services, material contracts, etc., if any;
     * analysis of historical financial statements and projections; and
     * any other inquiry or actions we believe are relevant under the circumstances.

     Our plan of operation for the upcoming twelve months calls for the following:

     * continuing the liquidation of substantially all of the assets of our debtor subsidiaries in accordance with the amended plan and bankruptcy code;
     * minimizing, to the extent possible, the expenses and liabilities incurred by us as the ultimate parent of the debtor subsidiaries;
     * determining, as quickly as reasonably possible, a viable plan to redeploy our assets;
     * identifying, negotiating and consummating one or more appropriate investment opportunities in accordance with such plan;
     * we do not expect to increase the number of employees prior to locating an investment opportunity; and
     * we do not expect to incur significant expenses outside of our historical burn rate pending location of an investment opportunity.

     RECENT DEVELOPMENTS

     As indicated elsewhere in this Annual Report, we are continuing to consider various investment opportunities across a broad spectrum of industry groups. Although, at the date of this filing, we have not decided upon any particular opportunity or industry group, it has, within the past few days, elected to focus its attention on one possible opportunity in Texas. At this time, we have not conducted sufficient due diligence on the opportunity or industry group to determine whether a viable business model exists. Further, our discussions with the controlling persons for such opportunity have not progressed beyond a preliminary stage; however, we expect that if a transaction were to proceed, it would do so quickly and without further notice to the shareholders. It is impossible to determine at this point whether we will be in a position to move forward with this potential opportunity.

     Some of the risks and difficulties we expect to encounter in pursuing this transaction include:

     *    our lack of industry experience;
     * our potential inability to conduct a thorough due diligence review in a relatively short period of time;
     * our ability to negotiate a transaction that will inure to the long term benefit of our shareholders; and
     * each of the other risks and uncertainties inherent in locating, investigating and consummating a business transaction of this nature.

     GOING CONCERN ISSUES

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. The bankruptcy filings, combined with the fact that we have no operations or revenues, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern. As of June 30, 2002, and as a result of the bankruptcy filings, we effectively have no operations, no sources of revenue and no profits. No change can be expected unless and until we promulgate and implement a new business plan. We cannot predict when or if such a plan will be put into place, what it may entail or whether we will be successful in such a new business venture.

     BUSINESS CONSIDERATIONS

     You should consider carefully risks associated with our forward-looking statements, as well as the following risk factors.

     THE BANKRUPTCIES OF OUR SUBSIDIARIES COULD NEGATIVELY AFFECT
     US.

     By September of 2001, all of our wholly-owned subsidiaries had filed voluntary petitions for relief under the bankruptcy code. For further details regarding such filings, see the section entitled "Bankruptcy Proceedings." As a result of such filings, we may encounter the following risks:

     * we guaranteed certain indebtedness of our debtor subsidiaries. Depending on the treatment of and distributions to holders of such indebtedness under the amended plan, we may be liable for some or all of this indebtedness;
     * the administration of our debtor subsidiaries' amended plan could negatively affect our relationship with our creditors, vendors and employees; and
     * we cannot assure you that we will be successful in protecting or segregating our remaining cash assets.

     WE WILL BE FUNCTIONING AS AN EARLY STAGE COMPANY.

     As previously indicated, we do not presently expect to re-enter the telecommunications industry, although we reserve the right to invest in any suitable opportunity. Instead, we expect to seek out opportunities in which to deploy our remaining cash assets. Consequently, we will not have any history upon which to base an evaluation of our business and prospects going forward. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies adopting a new or dramatically changed business model after the failure (for whatever reason) of a prior business model. Some of the risks and difficulties we expect to encounter include, without limitation, our ability to:

     *    create and successfully execute a revised business plan;
     * locate, invest in and otherwise manage a commercially viable base of suitable opportunities;
     *    manage and adapt to changing operations;
     *    respond effectively to competitive developments;
     * attract, retain and motivate qualified personnel, including, particularly those with appropriate industry experience; and
     * overcome the impact of the failure of our previous business model upon our current and future reputation.

     Because of our possible lack of industry experience, we may have limited insight into trends and conditions that may exist or might emerge and affect our new investments. No assurances can be given that we will be in a position to redeploy our assets at the parent level or, if we do redeploy our assets, that we will successfully address and overcome these risks.

     WE MAY NOT BE ABLE TO FUND A MODIFIED BUSINESS PLAN.

     Even if we are successful in identifying a suitable alternative investment opportunity, we may not possess sufficient funds to capitalize on it. No assurances can be made that adequate levels of financing to fund any new business venture will be available at all or on acceptable terms. Any financing could involve the issuance of securities with rights superior to those of our common stockholders. The issuance of additional securities could also result in significant dilution to our existing stockholders.

     WE MAY NOT BE ABLE TO REDEPLOY OUR REMAINING CASH ASSETS.

     The time, effort and expense associated with implementing an appropriate investment strategy for our remaining cash assets cannot be predicted with any degree of accuracy. Further, we have expended, and will continue to expend, a significant amount of time dealing with the administration of the amended bankruptcy plan of our debtor subsidiaries. If we do not devote adequate time to the investigation, due diligence and negotiation of appropriate investment opportunities or if we are precluded from doing so before our cash assets are further depleted, we may be unable to successfully redeploy our remaining cash assets. We cannot assure you that we will be successful in redeploying our remaining cash assets. Further, to the extent we are able to redeploy our remaining cash assets, we cannot assure you that our investments will ultimately prove successful.

     WE DO NOT EXPECT TO BE IN A POSITION TO DIVERSIFY OUR
     INVESTMENT RISK.

     As of June 30, 2002, we maintained cash and cash equivalents of approximately $9.9 million. We currently anticipate that as of September 30, 2002, after paying certain bankruptcy obligations related to the debtor subsidiaries and current operating expenses, we will have approximately $8.6 million of remaining cash available to redeploy into one or more investment opportunities and to support our monthly cash requirements. We currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. We do not believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets available for redeployment may be limited. Consequently, we will probably not be in a position to make more than a limited number of investments, and broad diversification is unlikely. Depending on the investment opportunity, we may only have the ability to make one or two investments. A lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

     OUR STOCKHOLDERS WILL NOT BE AFFORDED AN OPPORTUNITY TO
     APPROVE ANY POSSIBLE TRANSACTION.

     We do not intend to provide information to our stockholders regarding potential business opportunities that we are considering. Our Board of Directors will have the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, our stockholders will have no effective voice in decisions made by our Board of Directors and will be entirely dependent on their judgment in the selection of an appropriate investment opportunity and the negotiation of the specific terms thereof.

     THERE IS SUBSTANTIAL DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The financial statements contained in this Annual Report have been prepared assuming we will continue as a going concern.
However, substantial doubt exists concerning our ability to do so. The auditor's opinion to our financial statements as of and for the year ended June 30, 2002, notes the fact that we have no operations and no sources of capital to fund business operations, which raises substantial doubt as to our ability to continue as a going concern. On a consolidated basis, we incurred operating losses of $22.7 million, $172.5 million and $28.8 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. As of
June 30, 2002, we had an accumulated deficit of $247.2 million.
We do not expect to incur material liabilities on behalf of our debtor subsidiaries in connection with the bankruptcy proceedings, other than certain guarantee obligations and funding for the liquidating trust of the debtor subsidiaries. However, there can be no assurances that we will not incur additional operating losses or other liabilities in connection with our debtor subsidiaries' bankruptcy filings. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

     OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES WHICH
     MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

     Our common stock currently trades on the OTC BB. Although we may file an application to list our shares on one of the national exchanges at some point in the future, for any number of reasons, we may be unable to obtain such a listing. In addition, our common stock may at any time be subject to the "penny stock" rules. The United States Securities and Exchange Commission (the "SEC") has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser, must have received the purchaser's written consent to the transaction prior to the sale, must disclose the commissions payable to both the broker-dealer and the registered representative and must provide current quotations for the securities. Additionally, if the broker-dealer is selling the securities as a market maker, the broker-dealer must disclose that fact and that the broker-dealer is presumed to exercise control over the market. Finally, a monthly statement must be sent to the account holder disclosing recent price information and information on the limited market in the particular stock.

     Consequently, as a result of the additional suitability requirements, additional disclosure requirements and additional sales practices imposed by the penny stock rules, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely effected.

     ANTI-TAKEOVER PROVISIONS COULD LIMIT OUR SHARE PRICE AND DELAY A CHANGE OF MANAGEMENT.

     Our certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring us without the approval of our incumbent Board of Directors. These provisions, among other things:

     * divide our Board of Directors into three classes, with members of each class to be elected in staggered three-year terms;

     * limit the right of stockholders to call special meetings of stockholders;

     * limit the right of stockholders to present proposals or nominate directors for election at annual meetings of stockholders; and

     * authorize our Board of Directors to issue preferred stock in one or more series without any action on the part of stockholders.

     These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

     OUR STOCK PRICE IS HIGHLY VOLATILE.

     The market price for our common stock has been highly volatile and is likely to continue to be so. Prior to July 30, 2001, when Nasdaq suspended the trading of our common stock on the Nasdaq National Market, our trading price experienced significant price and volume fluctuations. When our common stock began trading on the OTC BB on January 1, 2002, it became even more volatile and has remained so since then. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including, without limitation, the following:

     *    quarterly variations in operating results;

     *    changes in financial estimates by securities analysts;

     *    announcements  by us or our competitors of  new  products
          and   services  or  significant  acquisitions,  strategic
          partnerships or joint ventures;

     *    departures of key personnel and consultants; and

     *    future sales of common stock.

     BANKRUPTCY PROCEEDINGS

     On April 2, 2001, our subsidiary iGlobal filed a voluntary petition under Chapter 7 of the bankruptcy code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations, potential contingent liabilities and our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with our March 2000 acquisition of iGlobal.

     On July 30, 2001, five of our direct and indirect wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Delaware, in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc. On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel, also filed a voluntary petition under Chapter 11 of the bankruptcy code.

     We have set forth below a table summarizing the current status of our wholly-owned subsidiaries.


                                                          Status as of     Subject to
                                                           September     Bankruptcy Plan
          Wholly Owned Subsidiary          Date Acquired   30, 2002*     or Proceedings?
   -------------------------------------   -------------  ------------  -----------------
   Novo Networks Operating Corp.               2/8/00**     Inactive     Yes, Chapter 11
   AxisTel Communications, Inc.               9/22/99       Inactive     Yes, Chapter 11
   Novo Networks International Services,      9/22/99       Inactive     Yes, Chapter 11
     Inc.
   Novo Networks Global Services, Inc.        9/22/99       Inactive     Yes, Chapter 11
   Web2Dial Communications, Inc.              9/22/99       Inactive           No
   Novo Networks Metro Services, Inc.         9/22/99       Inactive     Yes, Chapter 11
   Novo Networks Metro Services (Virginia),   9/22/99       Inactive           No
     Inc.
   Novo Networks Media Services, Inc.         9/22/99       Inactive           No
   Novo Networks (UK) Ltd.                    9/22/99       Inactive           No
   e.Volve Technology Group, Inc.            10/19/99       Inactive     Yes, Chapter 11
   Internet Global Services, Inc.             3/10/00       Inactive     Yes, Chapter 7
   eVentures Holdings, LLC                     9/7/99**     Active***           No


-----------------------
  * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of its estate pursuant to a bankruptcy filing or plan.
  **   Indicates date of incorporation, if organized by us.
  *** This entity has no operations other than to hold certain equity investments.

     As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, after that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic, and a decision was made to amend the plan. The amended plan and disclosure statement were filed with the bankruptcy court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the bankruptcy code, instead of a reorganization as previously planned.

     On January 14, 2002, the bankruptcy court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, it confirmed the amended plan of the debtor subsidiaries, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. Subsequent to the 2002 fiscal year end, we provided additional funding of $0.1 million to the trust. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as disclosed in the amended plan and disclosure statement.

     In connection with the bankruptcy proceedings, we provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the bankruptcy code. In connection with the amended plan being confirmed by the bankruptcy court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. The current balance on the new secured note is approximately $2.9 million. For further details regarding the funding provided to the debtor subsidiaries, see the section entitled "Liquidity and Capital Resources."

     We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the bankruptcy court. The agreement provided that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of June 30, 2002, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.5 million. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

     It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on our business or on the interests of our creditors or stockholders.

     SALE OF E.VOLVE TECHNOLOGY GROUP DE MEXICO, S.A. DE C.V.

     In a stock purchase agreement dated February 28, 2002, a wholly owned subsidiary of e.Volve, e.Volve Technology Group de Mexico, S.A. de C.V., was sold to a company that is owned by one or more former employees of the subsidiary. The transaction closed on April 12, 2002. The buyer acquired telecommunications assets and assumed certain liabilities of e.Volve Technology Group de Mexico, S.A. de C.V. and received a payment of approximately $70,000. As a result of this transaction, a gain of approximately $0.3 million was recorded in other income during the fourth quarter of fiscal 2002.

     LITIGATION AGAINST QWEST

     On June 17, 2002, we and the liquidating trust filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. On August 14, 2002, Qwest filed a motion to stay the lawsuit and a demand for arbitration with the American Arbitration Association. For further details regarding the lawsuit, see the section entitled "Legal Proceedings." No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit.

     NETWORK/PRODUCTS AND SERVICES/CUSTOMERS

     During the first six months of the fiscal year ended June 30, 2002, two of our indirect wholly-owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations in connection with the bankruptcy filings effective in September of 2001 and December of 2001, respectively. Since the latter date, neither we nor any of our debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers.

The majority of our consolidated revenues during the first six months of fiscal 2002 were derived through telecommunication services offered by e.Volve. e.Volve offered network transport to its customers, primarily Qwest, on a wholesale basis. Customers originated traffic through their own facilities using various signaling protocols. After December 31, 2001, no telecommunication services were offered. Approximately 70% of the consolidated revenues for fiscal 2002 came from Qwest. No other customer accounted for more than 10% of revenues during the most recently completed fiscal year. Currently, we are not providing any products or services to any customers, nor do we expect to be providing products or services until we can successfully locate and consummate an appropriate investment for some or all of our available cash. No assurances can be given that we will ever generate additional revenue.

     EQUITY INVESTMENTS

     Previously, we acquired minority positions in Internet and communications companies. As of June 30, 2002, we maintained investments in the following companies:




                                                                                               For the
                                                     % Ownership *          Accounting    Fiscal Year Ended
Company Name                                      Common    Preferred        Method         June 30, 2002
------------------------------------------------  -------------------      -----------    -----------------
Gemini Voice Solutions (f/k/a PhoneFree.com)        17.2%      31.7%         Equity           $   264,751
ORB Communications & Marketing, Inc                 19.0%     100.0%         Equity                     -
FonBox, Inc                                         14.0%      50.0%         Equity                     -
Launch Center 39                                     0.0%       2.1%          Cost                      -
Spydre Labs                                          5.0%       0.0%          Cost                      -
                                                                                           -----------------
                                                                                              $   264,751


*  The percentage ownership reflects our ownership percentage at June 30, 2002.

     As of June 30, 2002, our net asset value in Gemini Voice was approximately $0.3 million. During fiscal 2002, an impairment loss of $2.4 million was recorded related to our investment in ORB. The investments in FonBox, Launch Center 39 and Spydre Labs were written off during fiscal 2001, resulting in an aggregate impairment loss of $10.8 million. Impairment in our investments resulted from declining market conditions, negative operating results of the investment companies, lack of investor liquidity and other uncertainties surrounding the recoverability of these investments.

     Gemini Voice offers packetized, network-based, broadband voice services. It is focused on providing a turnkey, fully managed IP software and hardware, voice-over-broadband, telephony solution. By doing so, it enables cable operators and DSL providers to offer local and long-distance services to their high-speed access customers using a standard telephone. Currently, Gemini Voice has deployed a managed telephony service with a cable operator, and is concentrating on growing its customer base, while also seeking to conserve its available cash and explore strategic alternatives. Gemini Voice maintains websites at www.geminivoice.com and www.phonefree.com.

     Two of our directors, Barrett N. Wissman and Jan R. Horsfall, are also members of the seven-member Board of Directors of Gemini Voice.

     COMPETITION

     We expect to encounter intense competition from other organizations that have similar business objectives, namely the acquisition of, or investment in, new business opportunities. In this regard, many of our potential competitors have significant cash resources that will be available for use following an initial investment. In addition, many of our potential competitors possess more experienced management teams, investment personnel and greater technical, human and other resources than we do. Further, some of our competitors may possess more attractive business or industry relationships than we have. Lastly, we may encounter some resistance from potential business partners due to our prior business model or operating history. The inherent limitations on our competitive position may give others an advantage in pursuing attractive business opportunities.

     We do not have any agreements or understandings with respect to any investment opportunity that we currently intend to pursue. In recent months, we have discussed and conducted preliminary due diligence on various investment opportunities. However, we later determined that these specific opportunities were not in our best interest, and we elected not to pursue them. We can provide no assurance that any future investment will be completed or that, if completed, any such investment will prove profitable or otherwise successful. Investments of the type proposed involve a number of risks, including, without limitation, the following:

     *    the potential distraction of company management;

     *    the need for additional working capital;

     * our ability to manage potentially distinct business opportunities, particularly in light of our possible lack of industry experience;

     * the obligations associated with our debtor subsidiaries' amended plan including, without limitation, the funding of the liquidating trust and the prosecution of claims against Qwest;

     * the potential impairment of our reputation and relationships; and

     * the ability to locate, consummate, fund and integrate suitable investment opportunities while we maintain cash assets available for redeployment and numerous other risks and uncertainties.

     For further details regarding the risks associated with the types of investments proposed, see the section entitled "Business
Considerations."

     DIRECTORS/OFFICERS/EMPLOYEES

     As of June 30, 2002, we had eight full-time employees.
One of our debtor subsidiaries, Novo Networks Operating Corp.
had one full-time employee. On March 7, 2002, David N. Link, our Executive Vice President of Global Operations, gave us notice of his intent to resign from his position effective June 30, 2002. On May 15, 2002, we announced that our Executive Vice President and Chief Financial Officer, Daniel J. Wilson, resigned from his positions. Additionally, we announced that Clark K. Hunt and Olaf Guerrand-Hermes resigned from our Board of Directors. On August 28, 2002, Chad E. Coben, our Senior Vice President of Finance and Corporate Development, gave us notice of his intent to resign from his position effective October 31, 2002. With the exception of Mr. Coben, none of these officers or directors resigned, to our knowledge, because of a disagreement with us relating to our operations, policies or practices. We do not expect to replace the chief financial officer at this time. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of the employees are represented by a labor union.

     ITEM 2. PROPERTIES

     Our corporate offices are located at 2311 Cedar Springs Road, Suite 400, Dallas, Texas, occupying approximately 3,300 square feet. Our lease expires on April 30, 2005.

     ITEM 3. LEGAL PROCEEDINGS

     On June 17, 2002, we and the liquidating trust filed a lawsuit against Qwest and Mr. Higgins in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshall sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against
Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud,
(v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. On August 14, 2002, Qwest filed a motion to stay the lawsuit and a demand for arbitration with the American Arbitration Association. A hearing has been scheduled on October 17, 2002, to determine the proper forum for the disputes to be heard. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit. Also, it currently is not possible to predict whether or not any counterclaims will be asserted by Qwest.

     On August 28, 2002, Mr. Coben, our Senior Vice President of
Finance and Corporate Development, initiated an arbitration proceeding against us with the American Arbitration Association.
Mr. Coben has asserted that he has "good reason" under his employment agreement to resign and receive certain contractual payments totaling approximately $0.5 million. According to Mr.
Coben, the events that give rise to his ability to take such action are as follows: (i) that he no longer reports to any one of three individuals identified in his employment agreement, (ii) that his duties and responsibilities changed in such a way as to constitute a material demotion, (iii) that we failed to maintain an incentive bonus plan, and (iv) that we failed to pay a bonus of $90,000 to him during fiscal 2002. We have disputed the validity of Mr.
Coben's claims, and we have denied that "good reason" exists for Mr. Coben's resignation. Nevertheless, Mr. Coben has informed us that his resignation will be effective October 31, 2002. Under the circumstances, we intend to vigorously defend ourselves in the arbitration proceeding. Since the process has not proceeded beyond the initial pleadings stage, no realistic assessment can be made with respect to potential exposure, except to refer to the amount of damages requested and note that, if Mr. Coben prevails, we could be required to pay interest and his attorneys' fees.

     As previously reported, the bankruptcy court confirmed the amended plan of the debtor subsidiaries by an order dated March 14, 2002. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during fiscal 2002. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. No assurances can be given that claims brought against such third parties or Qwest will be successful or that those parties will not file one or more counterclaims. Also, as previously reported, iGlobal filed a voluntary petition under Chapter 7 of the bankruptcy code in the United States Bankruptcy Court for the Northern District of Texas on April 2, 2001. It is not possible to predict the outcome of either iGlobal's bankruptcy proceedings or the administration of the debtor subsidiaries' amended plan or the effects of such efforts on our business or our non-debtor subsidiaries or the interests of creditors or stockholders.

     We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Annual Report because they have not been terminated and there have not been any material developments during the period ended June 30, 2002. Readers are encouraged to refer to our prior reports, as filed with the SEC, for further information concerning other legal proceedings affecting us and our subsidiaries.

     We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                              PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     Our common stock is currently listed on the OTC BB. Our common stock has been previously listed as follows:


          From                       To           Ticker    Market
-------------------------     ----------------    ------    -------
January 1, 2002               Present             NVNW      OTC BB
December 12, 2000             December 31, 2001 * NVNW      Nasdaq
November 22, 2000             December 11, 2000   EVNT      Nasdaq
August 25, 1999               November 21, 2000   EVNT      OTC BB
Prior to August 25, 1999      -                   ADII      OTC BB

*    Trading was halted by Nasdaq from July 30, 2001, until
     December 31, 2001.


     The following table sets forth the high and low bid price of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          Quarter Ending               Low            High
          ----------------------   -----------    -----------
          June 30, 2002            $      0.02    $      0.21
          March 31, 2002                  0.01           0.13
          December 31, 2001                *              *
          September 30, 2001               *              *
          June 30, 2001                   0.21           1.81
          March 31, 2001                  0.78           6.38
          December 30, 2000               2.94           7.50
          September 30, 2000              9.50          18.25

          *    Trading was halted by Nasdaq from July 30,
               2001, until December 31, 2001.

     Our stock has experienced periods, including certain extended periods, of limited or sporadic quotations.

     As of June 30, 2002, there were 1,246 record holders of our common stock; 18 record holders of our Series B convertible preferred stock; 7 record holders of our Series C convertible preferred stock, and 2 record holders of our Series D convertible preferred stock.

     RECENT SALES OF UNREGISTERED SECURITIES

     None.

     DIVIDEND POLICY

     The holders of our common stock are entitled to receive dividends at such time and in such amounts as may be determined by our Board of Directors. However, we have not paid any dividends in the past and do not intend to pay cash dividends on our common stock for the foreseeable future.

     ITEM 6. SELECTED FINANCIAL DATA

     Prior to September 22, 1999, we were a publicly-held company with no material operations. As discussed previously, we were formerly known as eVentures and prior thereto, as Adina, which was incorporated in the State of Delaware on June 24, 1987. In September of 1999, eVentures acquired (i) all of the outstanding shares of AxisTel; (ii) approximately 66.7% of the outstanding shares of e.Volve; (iii) approximately 17% of the outstanding shares of Gemini Voice; and (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest. In a related transaction, eVentures acquired the remaining 33.3% of e.Volve in October of 1999. All of the acquisitions and the purchase of the $8,540,159 e.Volve note were settled through the issuance of 26,827,552 shares of eVentures' common stock and are collectively referred to as the "Initial Transaction". Upon completion of the Initial Transaction, approximately 77% of the outstanding common stock of the Company was owned by three shareholders that are affiliated with each other, IEO Investments Limited, Infinity Emerging Subsidiary Limited and Infinity Investors Limited, known collectively as the "Infinity Entities." For further details regarding the Infinity Entities, see the section entitled "Business" in the footnotes to the financial statements.

     Since we had no material operations prior to the transaction on September 22, 1999, the acquisitions of the Infinity Entities interests were accounted for as a recapitalization of e.Volve. The interests in Gemini Voice and AxisTel contributed by the Infinity Entities have been included from the date of investment by the Infinity Entities. In March of 2000, we acquired 100% of iGlobal. On April 2, 2001, iGlobal filed a voluntary petition under Chapter 7 of the bankruptcy code. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000, through April 2, 2001. For further details regarding iGlobal, see the section entitled "Acquisition and Disposal of iGlobal" in the footnotes to the financial statements. On July 30, 2001, our principal subsidiaries, including AxisTel and e.Volve, filed voluntary petitions under Chapter 11 of the bankruptcy code. During fiscal 2002, all of the revenues and direct costs reflected in our consolidated financial statements resulted from the operations of e.Volve and AxisTel.




                                                                                                 Pro Forma
                                                                                               -------------
                                                                                                  Fiscal
                                                              For the Fiscal Year                Year Ended
                                                                 Ended June 30,                   June 30,
Consolidated Statements                           -------------------------------------------  -------------
of Operations Data                                    2002           2001           2000            2000
                                                  -------------  -------------  -------------  -------------
Revenues                                          $  10,486,982     72,031,554  $  55,354,030  $  62,149,705

Operating expenses:
  Direct costs                                       14,614,766     70,807,489     51,656,016     59,616,970
  Selling, general and administrative expenses       14,803,110     28,867,054     22,471,732     26,555,721
  Reorganization and restructuring charge                     -      3,898,656              -              -
  Impairment loss                                     2,400,543    120,476,247              -              -
  Depreciation and amortization                       1,370,958     20,453,633     10,007,859     22,753,691
                                                  -------------  -------------  -------------  -------------
                                                     33,189,377    244,503,079     84,135,607    108,926,382

Loss from operations, before
   other (income) expense                           (22,702,395)  (172,471,525)   (28,781,577)   (46,776,677)

Other (income) expense:
 Interest (income) expense, net                          17,355       (402,376)      (920,161)    (1,122,086)
 Write off of unamortized debt discount                       -              -        917,615              -
 Equity in loss of investments                        1,720,000      9,023,882      5,236,183      5,236,183
 Foreign currency loss (gain)                            98,135        130,511       (168,431)      (168,431)
 Net gain on liquidation of debtor subsidiaries     (16,074,355)             -              -              -
 Other                                                 (668,993)       341,052         29,057        176,114
                                                  -------------  -------------  -------------  -------------
                                                    (14,907,858)     9,093,069      5,094,263      4,121,780
                                                  -------------  -------------  -------------  -------------

Net loss                                             (7,794,537)  (181,564,594)   (33,875,840)   (50,898,457)

Imputed preferred dividend                                    -     (2,299,750)   (10,407,954)   (10,407,954)
Series D preferred dividends                           (603,432)      (324,860)             -              -
                                                  -------------  -------------  -------------  -------------
Net loss allocable
  to common shareholders                          $  (8,397,969) $(184,189,204) $ (44,283,794) $ (61,306,411)
                                                  =============  =============  =============  =============

Net loss per share - (basic and diluted)          $       (0.16) $       (3.53) $       (1.14) $       (1.18)
                                                  =============  =============  =============  =============
Weighted average number of shares
  outstanding - (basic and diluted)                  52,323,701     52,222,671     38,739,230     52,061,258
                                                  =============  =============  =============  =============





CAPTION>

                                                                       As of June 30,
                                                       -------------------------------------------
                                                            2002           2001          2000
Consolidated Balance Sheet Data                        -------------  -------------  -------------
Cash and cash equivalents                              $   9,871,305  $  16,696,537  $  40,764,246
Working capital                                            8,274,829      6,048,792     32,891,976
Total assets                                              11,131,053     37,897,369    218,316,373
Capital leases, net of current portion                             -      5,189,094      5,780,851
Long term debt                                                     -              -      3,685,145
Total stockholders' equity                                 9,259,253     16,646,296    191,950,797



     "Pro Forma" results are unaudited and reflect operating results for the year ended June 30, 2000, as though the acquisition of AxisTel, the acquisition of the remaining 33.3% of e.Volve and the purchase of 100% of iGlobal each had occurred on July 1, 1999. The unaudited pro forma results are not necessarily indicative of future results or actual results of operations that would have occurred had the acquisitions been made on July 1, 1999.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the notes found on pages F-1 to F-29 of this Annual Report.

     OVERVIEW

     Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the economy as a whole, we did not raise the additional capital required to complete the build-out of our subsidiaries' global broadband network. Following this shift in market conditions during fiscal 2001, we re-assessed our business plans and undertook a strategic review of our businesses. Faced with a continuing deterioration of our subsidiary businesses and a calamitous downturn in the telecommunications sector generally, our Board of Directors determined that it was appropriate for certain of our operating subsidiaries to seek bankruptcy protection. During the current fiscal year, our operating subsidiaries filed voluntary petitions under Chapter 11 of the bankruptcy code. For further details regarding such filings, see the section entitled "Business
- Bankruptcy Proceedings" in the footnotes to the financial statements. At this same time, we announced that we were exploring the option of diversifying our business by entering into the financial services sector or another industry.

     As of June 30, 2002, we effectively had no operations, no sources of revenue and no profits, and do not anticipate being in a position to resume operations until we promulgate and implement a new business plan. We cannot predict when or if such a plan will be put into place, what it may entail or whether we will be successful in such a new business venture.

     During the six months ended June 30, 2002, no revenue was generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us and (ii) uncertainty surrounding our plans to explore opportunities available in the financial services sector and other industries. As of December 31, 2001, e.Volve was no longer terminating traffic for any customers. During the current fiscal year, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues for the six months ended December 31, 2001. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with such services are being liquidated. In addition and in connection with the debtor subsidiaries' bankruptcy proceedings, AxisTel ceased all telecommunications services and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with those services are being liquidated as well.

     We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the amended plan, substantially all of the telecommunications assets of the debtor subsidiaries are being sold and they will be unable to provide such services in the future.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries for all periods presented, except as described below. On April 2, 2001, iGlobal, one of our subsidiaries, filed a voluntary petition for protection under Chapter 7 of the bankruptcy code. The financial results of iGlobal are included in the financial statements from its acquisition on March 10, 2000, through commencement of the bankruptcy proceedings on April 2, 2001. The consolidated balance sheets as of June 30, 2001, and June 30, 2002, do not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31, 2001. On July 30, 2001, our principal operating subsidiaries, including AxisTel and e.Volve and certain of their subsidiaries, filed voluntary petitions for protection under Chapter 11 of the bankruptcy code. During the fiscal year ended June 30, 2002, all of the revenues and direct costs reflected in the consolidated financial statements resulted from the operations of e.Volve and AxisTel.

     The consolidated financial statements for us and our subsidiaries that are not involved in bankruptcy proceedings have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Our consolidated financial statements presented as of June 30, 2001, do not include the accounts of iGlobal due to our management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. For further details regarding the bankruptcy proceedings of iGlobal, see the section entitled "Acquisition and Disposal of iGlobal" in the footnotes to the financial statements. At June 30, 2002, the assets and liabilities of the debtor subsidiaries have been deconsolidated, as the liquidating trust controls their assets. For further details regarding the debtor subsidiaries bankruptcy proceedings, see the section entitled "Business - Bankruptcy Proceedings" in the footnotes to the financial statements. We have recorded an accrual of approximately $1.2 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

     Revenues. For the first six months of the fiscal year ended June 30, 2002, two of our indirect wholly-owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations in connection with their bankruptcy filings, effective September of 2001 and December of 2001, respectively. Since that date, neither we nor our debtor subsidiaries have conducted operations or generated revenue. Qwest accounted for 70% of the consolidated revenues for the twelve months ended June 30, 2002. We are currently not providing any products or services of any kind (including telecommunications services) to any customers.

     Direct Costs. Direct costs included per minute termination charges, lease payments and fees for fiber optic cable.
Historically, the call termination expense component of these direct costs has declined as measured on a cost per minute basis.

     Prior to December 31, 2001, we provided wholesale telecommunication services from the United States to Mexico through e.Volve's operations. The majority of e.Volve's termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, e.Volve was exposed to exchange rate risk due to fluctuation in the Mexican peso compared to the United States dollar. We did not maintain financial hedges against the effects of fluctuations in the peso to dollar exchange rate. Since December of 2001, e.Volve has not terminated traffic for Qwest or any other customers and, as such, there is no current exposure to exchange rate risk due to fluctuation of the Mexican peso.

     Selling, General and Administrative Expenses. These expenses include general corporate expenses, management and operations salaries and expenses, professional fees, sales and marketing expenses, travel expenses, benefits, facilities costs and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the bankruptcy court. The agreement provided that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of June 30, 2002, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.5 million. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

     Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment and the amortization of goodwill resulting from the Initial Transaction and the acquisition of iGlobal. Due to the significant impairment losses recorded during fiscal 2001 and the liquidation accounting for our debtor subsidiaries, we expect our depreciation and amortization costs to decrease significantly.

     Equity in Loss of Investments. Equity in loss of investments results from our minority ownership in certain non-impaired investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investments' operating losses is included in equity in loss of investments. We anticipate that our strategic investments will continue to incur operating losses and we expect to record future charges to earnings as we record our proportionate share of such losses incurred by the investee. For those equity investments which have been impaired completely, we ceased recording our share of losses incurred by the investee.

     Net Gain on Liquidation of Debtor Subsidiaries. Net gain on liquidation of debtor subsidiaries results from liquidation accounting for our debtor subsidiaries, which are involved in Chapter 11 bankruptcy proceedings and deconsolidation of assets and liabilities for the debtor subsidiaries. Pursuant to liquidation accounting, all debtor subsidiary assets have been stated at estimated realizable values. Similarly, liabilities have been reflected at estimated settlement amounts, subject to the approval of the bankruptcy court, with those secured by specific assets being offset against such amounts, as allowed. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

     SUMMARY OF OPERATING RESULTS

     The table below summarizes our consolidated operating results:



                                                                         For the Fiscal Year Ended June 30,
                                                  ------------------------------------------------------------------------
                                                       2002         %           2001         %           2000         %
                                                  -------------  -------   -------------  -------   -------------  -------
Revenues                                          $  10,486,982    100%    $  72,031,554    100%    $  55,354,030    100%

Operating expenses:
  Direct costs                                       14,614,766    139%       70,807,489     98%       51,656,016     93%
  Selling, general and administrative expenses       14,803,110    141%       28,867,054     40%       22,471,732     41%
  Reorganization and restructuring charge                     -      0%        3,898,656      6%                -      0%
  Impairment loss                                     2,400,543     23%      120,476,247    167%                -      0%
  Depreciation and amortization                       1,370,958     13%       20,453,633     28%       10,007,859     18%
                                                  -------------  --------  -------------  --------  -------------  --------
                                                     33,189,377              244,503,079               84,135,607
Loss from operations, before
  other (income) expense                            (22,702,395)  (216%)    (172,471,525)  (239%)     (28,781,577)   (52%)

Other (income) expense:
  Interest expense (income), net                         17,355      0%         (402,376)    (1%)        (920,161)    (2%)
  Write off of unamortized debt discount                      -      0%                -      0%          917,615      2%
  Equity in loss of investments                       1,720,000     16%        9,023,882     13%        5,236,183      9%
  Foreign currency (gain) loss                           98,135      1%          130,511      0%         (168,431)    (0%)
  Net gain on liquidation of debtor subsidiaries    (16,074,355)  (153%)               -      0                 -      0%
  Other                                                (668,993)    (6%)         341,052      1%           29,057      0%
                                                  -------------  --------  -------------  --------  -------------  --------
                                                    (14,907,858)  (142%)       9,093,069     13%        5,094,263      9%
                                                  -------------  --------  -------------  --------  -------------  --------

Net loss                                             (7,794,537)   (74%)    (181,564,594)  (252%)     (33,875,840)   (61%)

Imputed preferred dividend                                    -               (2,299,750)             (10,407,954)
Series D preferred dividends                           (603,432)                (324,860)                       -
                                                  -------------            -------------            -------------
Net loss allocable
  to common shareholders                          $  (8,397,969)           $(184,189,204)           $ (44,283,794)
                                                  =============            =============            =============

Net loss per share - (basic and diluted)          $       (0.16)           $       (3.53)           $       (1.14)
                                                  =============            =============            =============
Weighted average number of shares
  outstanding - (basic and diluted)                  52,323,701               52,222,671               38,739,230
                                                  =============            =============            =============






FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE
30, 2001

     Revenues. Revenues decreased to $10.5 million during fiscal 2002, a decrease of $61.5 million or 85% from $72.0 million in fiscal 2001. No revenue was generated for the six months ended June 30, 2002, based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us and (ii) uncertainty surrounding our plans to explore other opportunities. Prior to the elimination of our operations, fiscal 2002 revenues were generated through the sale of: (i) 97% voice services and (ii) 3% broadband services. Fiscal 2001 revenues were generated through the sale of: (i) 94.5% voice services, (ii) 3.5% broadband services and (iii) 2% internet services.

     During fiscal 2002, our subsidiaries transmitted approximately 134 million minutes versus 753 million minutes in fiscal 2001, a decrease of 82%. The average revenue per minute decreased to approximately $0.08 in fiscal 2002 from $0.10 in fiscal 2001.

     We currently do not anticipate generating additional revenues from operations until we successfully redeploy some or all of our remaining cash assets, if at all. No assurances can be given that we will ever generate revenues from operations in the future.

     Direct Costs. Direct costs decreased to $14.6 million during fiscal 2002 from $70.8 million during fiscal 2001, a decrease of $56.2 million. The decrease resulted from ceasing operations during fiscal 2002. As a percentage of revenues, direct costs during fiscal 2002 increased to 139% from 98% during fiscal 2001. The increase in direct costs as a percentage of revenues was primarily due to the lack of revenues during the period in which we terminated the operations of our debtor subsidiaries while fixed line costs remained relatively constant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 49% or $14.1 million during fiscal 2002 to $14.8 million from $28.9 million in fiscal 2001. The decrease in selling, general and administrative expenses during fiscal 2002 resulted primarily from (i) downsizing of the workforce, (ii) closing facilities, (iii) termination of operations as a result of the various bankruptcy proceedings and (iv) a decrease in professional fees. As a percentage of revenues, selling, general and administrative expenses during fiscal 2002 increased to 141% from 40% during fiscal 2001. The increase was primarily due to the lack of revenues during the period in which we terminated the operations of our debtor subsidiaries while general and administrative expenses remained relatively constant.

     Reorganization and Restructuring Charge. In October 2000, we began the execution of a plan to consolidate the operations and management of our wholly-owned subsidiaries into a single broadband network and communication services company. The plan focused on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services. We recorded reorganization and restructuring expenses totaling approximately $3.9 million during fiscal 2001. The reorganization and restructuring charge, of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the fair value of stock options granted to a former employee as part of his separation agreement. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of the retail Internet access services.

     Impairment Loss. Impairment loss decreased to $2.4 million during fiscal 2002 from $120.5 million during fiscal 2001, a decrease of $118.1 million. During fiscal 2002, we completely impaired our investment in ORB due to a negative liquidation analysis. During fiscal 2001 we recorded an impairment loss totaling $120.5 million related to (i) our investment in iGlobal,
(ii) goodwill relating to the Initial Transaction, (iii) equity investments and (iv) property and equipment. As previously discussed, during fiscal 2001 we made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $61.6 million, comprised primarily of the write off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to the Initial Transaction, we recorded an impairment loss of $24.2 million. We also recorded an impairment loss of $10.8 million related to our equity investments as a result of the declining market conditions and the uncertainties surrounding the recoverability of those investments. As a result of the decision to discontinue the historical business of AxisTel, we recorded an impairment loss of $23.9 million related to certain of AxisTel's network assets. The impairment charge of $23.9 million includes the write-down of AxisTel's New York to Los Angeles fiber optic circuit of $12.4 million and related prepaid maintenance of $1.6 million.

     Depreciation and Amortization. As a result of the reorganization transactions in September of 1999 and October of 1999 and the acquisition of iGlobal in March of 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001 all of the goodwill was written off; therefore, no amortization of goodwill was recorded during fiscal 2002. Amortization of goodwill during fiscal 2001 was $15.3 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $1.4 million compared to $5.2 million for the prior period. Reduced depreciation expense during the current fiscal year is the result of asset impairment charges taken during the fiscal year ended June 30, 2001, and liquidation accounting for our debtor subsidiaries during fiscal 2002, where the assets of the debtor subsidiaries were impaired and subsequently written off.

     Interest Expense (Income). We recorded interest expense, net of income, of approximately $17,000 in fiscal 2002 compared to interest income, net of expense, of approximately $0.4 million in fiscal 2001. The decrease in interest income is due to lower cash balances during fiscal 2002.

     Equity in Loss of Investments. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each investment's operating losses is included in equity in loss of investments. Equity in loss of investments was $1.7 million in fiscal 2002 and $9.0 million during fiscal 2001. The fiscal 2002 loss primarily resulted from our 22% equity interest in Gemini Voice. We anticipate that our investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses. For those investments that were impaired completely in fiscal 2001, we have ceased recording our share of losses incurred by the investee.

     Foreign Currency Gain or Loss. Foreign currency loss during fiscal 2002 and 2001 was approximately $0.1 million for each year. This variance was the result of unfavorable exchange rate fluctuations in the Mexican peso compared to the U.S. dollar.

     Net Gain on Liquidation of Debtor Subsidiaries. During fiscal 2002, we recorded a net gain on liquidation of debtor subsidiaries of $16.1 million related to (i) a write down of long-lived assets of $8.1 million, (ii) an accrual estimate of $0.5 million for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (iii) $1.5 million in cash expenditures to settle administrative claims associated with the bankruptcy, (iv) a gain on the write off of capital lease obligations of $7.7 million, (v) a net gain on the write off of debtor subsidiary assets and liabilities of $17.8 million under liquidation accounting and (vi) a gain of $0.7 million from the deconsolidation of the debtor subsidiaries assets.

     Other (income) expense. During fiscal 2002, we recorded other income, net of other expense of approximately $0.7 million compared to other expense, net of other income of approximately $0.3 million in fiscal 2001. The net gain recorded in fiscal 2002 is related to
(i) a $0.4 million gain on the receipt of liquidation investment proceeds from Launch Center 39, an investment written off in the prior fiscal year and (iv) a $0.3 million net gain on the sale of our indirect non-debtor subsidiary, e.Volve Technology Group de Mexico, S.A. de C.V. In a stock purchase agreement dated February 28, 2002, a wholly owned subsidiary of eVolve, e.Volve Technology Group de Mexico, S.A. de C.V. was sold to a company that is owned by one or more former employees of the subsidiary. The transaction closed on April 12, 2002. The buyer acquired telecommunications assets and assumed certain liabilities of e.Volve Technology Group de Mexico, S.A. de C.V. and received a payment of approximately $70,000. The net expense for fiscal 2001 of approximately $0.3 million is primarily related to Delaware franchise tax expense for the period.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED  JUNE
30, 2000

     Revenues. Revenues increased to $72.0 million during fiscal 2001, an increase of $16.7 million or 30.0% from $55.4 million in fiscal 2000. Fiscal 2001 revenues were generated through the sale of: (i) 94.5% voice services, (ii) 3.5% broadband services and
(iii) 2% Internet services. Fiscal 2000 revenues were generated through the sale of (i) 96% voice services, (ii) 3.0% broadband services and (iii) 1.0% Internet services.

     The increase in fiscal 2001 revenues was primarily the result of both (i) revenues generated from AxisTel, which was acquired as part of the Initial Transaction, being included for a full twelve months during the current year versus nine months in the prior year and (ii) a 42.0% increase in the number of minutes transmitted. During fiscal 2001, our subsidiaries transmitted approximately 753 million minutes versus 504 million minutes in fiscal 2000, an increase of 49%. The average revenue per minute decreased to $0.10 in fiscal 2001 from $0.11 in fiscal 2000.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28% or $6.4 million during fiscal 2001 to $28.9 million from $22.5 million in fiscal 2000. The increase in selling, general and administrative expenses during fiscal 2001 resulted primarily from (i) increase of $8.0 million in costs related to the global network build-out of our operating subsidiaries and the associated expansion of staffing and facilities (ii) increased bad debt expense of $2.8 million due to an increase in revenues and a deterioration in the credit quality of certain customers of AxisTel and e.Volve and (iii) increased iGlobal expense of $1.9 million due to the inclusion of iGlobal for 9 months during fiscal 2001, compared to 3 months during fiscal 2000. The increase was offset in part by decreases in (i) professional fees and consulting expense of $3.4 million, (ii) stock-based compensation of $1.2 million and (iii) vendor settlement costs included in the prior year of $1.7 million.

     Reorganization and Restructuring Charge. In October of 2000, we began execution of a plan to consolidate the operations and management of its wholly-owned subsidiaries into a single broadband network and communication services company. Additionally, the plan had a renewed focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services. We recorded reorganization and restructuring expenses totaling $3.9 million during fiscal 2001.
The reorganization and restructuring resulted in the elimination of 19 positions, which occurred over approximately a three-month period. The reorganization and restructuring charge of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the fair value of stock options granted to a former employee as part of his separation agreement.

     Impairment Loss. During fiscal 2001 we recorded an impairment loss totaling $120.5 million related to (i) our investment in iGlobal, (ii) goodwill relating to the Initial Transaction, (iii) equity investments and (iv) property and equipment. As previously discussed, during fiscal 2001 we made the decision to discontinue all iGlobal product offerings, services and operations which resulted in recording an impairment loss of $61.6 million, comprised primarily of the write off of non-cash goodwill. Further, in assessing the recoverability of the remaining goodwill related to the Initial Transaction, we recorded an impairment loss of $24.2 million. We also recorded an impairment loss of $10.8 million related to our equity investments as a result of the declining market conditions and the uncertainties surrounding the recoverability of investments. As a result of the decision to discontinue the historical business of AxisTel, we recorded an impairment loss of $23.9 million related to certain of AxisTel's network assets. The impairment charge of $23.9 million includes the write-down of AxisTel's New York to Los Angeles fiber optic circuit of $12.4 million and related prepaid maintenance of $1.6 million.

     Depreciation and Amortization. As a result of the reorganization transactions in September of 1999 and October of 1999 and the acquisition of iGlobal in March of 2000, we recorded approximately $113.9 million in goodwill. Amortization of goodwill during the twelve months ended June 30, 2001 totaled $15.3 million compared to $7.5 million in fiscal 2000. During fiscal 2001 we recorded an impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal-related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the September 1999 and October 1999 transactions, we wrote-off the remaining goodwill of $24.2 million. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. To the extent there are any future acquisitions, there will no longer be amortization expense related to goodwill. Depreciation recorded on fixed assets during fiscal 2001 totaled $4.9 million compared to $2.5 million during fiscal 2000. The increased depreciation is reflective of our continued investment in our network infrastructure during fiscal 2001.

     Interest (Income)Expense, Net. We recorded interest income, net of expense of $0.4 million in fiscal 2001 compared to $0.9 million in fiscal 2000. The decreased interest income is due to lower cash balances during fiscal 2001. The higher fiscal 2000 cash balances resulted from private placements of preferred and common stock of $86.7 million in fiscal 2000.

     Equity in Loss of Investments. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each affiliate's operating losses and amortization of our net excess investment over our equity in each affiliate's net assets is included in equity in loss of investments. Equity in loss of investments was $9.0 million in fiscal 2001 from $5.2 million during fiscal 2000, an increase of $3.8 million. This loss primarily resulted from our 22% equity interest in Gemini Voice. We anticipate that our strategic investments accounted for under the equity method will continue to invest in the development of the their products and services, and will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses.

     Foreign Currency Gain or Loss. Foreign currency loss during fiscal 2001 was $0.1 million compared to a gain of $0.2 million during fiscal 2000. This variance was the result of unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had consolidated current assets of $10.1 million, including cash and cash equivalents of approximately $9.9 million and $8.3 million of net working capital. We currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have historically been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand.

     Assuming we make an investment within the next two years, with no current return on that investment, given our current obligations, we expect to have approximately $4.0 million of cash available for investment. Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurance can be given that we will be able to deploy any remaining cash assets or that if deployed we can continue as a going concern with the new business model.

     As discussed in footnote 1 of the financial statements, our debtor subsidiaries have gone through bankruptcy proceedings under Chapter 11 of the bankruptcy code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased the credit facility to approximately $1.9 million, which had been advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the bankruptcy code. This credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien pursuant to the bankruptcy code on substantially all of the debtor subsidiaries' assets. The facility maintained a default interest rate of prime plus 5.0% per annum.

     In connection with the amended plan being confirmed by the bankruptcy court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, accrued interest and applicable attorneys fees. Subsequent to fiscal year end, the new secured note was amended to approximately $2.9 million, representing additional trust funding, payments to an employee, accrued interest and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. Due to the uncertainty surrounding the collection of the note, it has been fully reserved.

     We currently anticipate that we will not generate any revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries which have historically provided all of our significant revenues on a consolidated basis and (ii) uncertainties surrounding our plan to explore opportunities available in the financial services industry or any other industry. In recent months, we have conducted preliminary due diligence on various investment opportunities; however, management has currently elected not to continue to pursue any such opportunities at this time. Accordingly, we may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding will jeopardize our ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries through the liquidation process, (ii) our ongoing general and administrative expenses and (iii) the undetermined capital requirements relating to our plan to explore other opportunities including, without limitation, those in the financial services sector or other industries.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

     The net cash provided by or used in operating, investing, and financing activities for the years ended June 30, 2002, 2001 and 2000 is summarized below:


                                           For the Year Ended June 30,
                                   ------------------------------------------
                                       2002           2001           2000
                                   ------------   ------------   ------------
Net cash provided by (used in):
  Operating activities             $ (6,176,754)  $(23,580,873)  $ (9,159,753)
  Investing activities                  471,008     (4,581,003)   (34,978,025)
  Financing activities               (1,119,486)     4,094,167     84,862,645
                                   ------------   ------------   ------------
                                   $ (6,825,232)  $(24,067,709)  $ 40,724,867
                                   ============   ============   ============



     The decrease in net cash used in operating activities in fiscal 2002 as compared to fiscal 2001 was principally a result of the debtor subsidiaries' bankruptcy and wind down of operations associated with the bankruptcy. The increased use of cash in operating activities during fiscal 2001 compared to fiscal 2000 was primarily attributable to increased overhead costs associated with expanding our subsidiaries' overall operations which encompass: (i) networks, (ii) facilities, (iii) employee costs and (iv) costs incurred by companies acquired during fiscal 2000.

     Net cash provided by investing activities was approximately $0.5 million in fiscal year 2002. Net cash used in investing activities was approximately $4.6 million and $35.0 million in fiscal 2001 and 2000, respectively. Cash flows provided by investing activities in the current year period consisted primarily of a distribution from an investment of approximately $0.4 million. Investing activities in fiscal 2001 was principally the result of purchases of network equipment of $3.0 million by our subsidiaries and equity investments of $1.1 million. Fiscal 2000 investing activities were comprised primarily of investments in companies of $21.1 million and purchases of network equipment and other fixed assets by our subsidiaries of $13.6 million.

     Cash flows used in financing activities totaled approximately $1.1 million in fiscal 2002. Cash flows provided by financing activities totaled $4.1 million and $84.9 million in fiscal years 2001 and 2000, respectively. Fiscal 2002 financing activities consisted of capital lease payments of $1.1 million. Fiscal 2001 financing activities consisted principally of (i) net proceeds from the private placement of our common and preferred stock of $6.5 million, and (ii) borrowings by a subsidiary under a credit agreement for equipment purchases of $0.3 million, offset partially by capital lease payments of $2.8 million. Cash flows provided by financing activities for fiscal 2000 consisted principally of net proceeds from the private placement of our common and preferred stock of $86.7 million offset in part by capital lease payments of $1.3 million.

     CRITICAL ACCOUNTING STANDARDS

     Basis of Presentation

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Our consolidated financial statements presented as of June 30, 2001, do not include the accounts of iGlobal due to our management's decision to abandon iGlobal operations during the quarter ended
March 31, 2001. For further details regarding iGlobal, see the section entitled "Acquisition and Disposal of iGlobal" in the footnotes to the financial statements. At June 30, 2002, the assets and liabilities of the debtor subsidiaries have been deconsolidated, as the liquidating trust controls their assets. For further details regarding the debtor subsidiaries bankruptcy proceedings, see the section entitled "Business - Bankruptcy Proceedings" in the footnotes to the financial statements. We have recorded an accrual of approximately $1.2 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

     Principles of Consolidation and Accounting for Ownership in Subsidiaries

     We account for our ownership interests in subsidiaries under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in the subsidiary, as well as our degree of influence over each of the subsidiaries.

     Consolidation. Companies in which we directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary's accounts are reflected within our consolidated financial statements, except as discussed in the Basis of Presentation above.

     Equity Method. Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within the accompanying consolidated statements of operations. Our proportionate share of each investment's operating earnings and losses are included in the caption "Equity in loss of investments" in the accompanying consolidated statements of operations.

     Cost Method. Subsidiaries not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in the accompanying consolidated statements of operations. In certain cases, we have representation on the Board of Directors of the subsidiaries accounted for under the cost method.

     Long-lived Assets

     Our long-lived assets consist of property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", we assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by us. During the fiscal year ended June 30, 2002, long-lived assets related to the debtor subsidiaries were written off by recording a loss of $7.5 million to our net gain on liquidation of debtor subsidiaries account. During the fiscal year ended June 30, 2001, we recorded impairment losses related to goodwill and certain property and equipment totaling $120.5 million. No impairment losses were recorded in fiscal 2000.

     Revenue Recognition

     As of December 31, 2002, and pursuant to the amended bankruptcy filings, we effectively have no operations, no sources of revenue and no profits unless and until we implement a new business plan. Prior to December of 2001, revenues for communication services were recorded based on minutes (or fractions thereof) of customer usage. We recorded payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenues until such related services were provided. Due to the bankruptcy of the debtor subsidiaries, there were no deferred revenues at June 30, 2002. However, at June 30, 2001, deferred revenues were approximately
$0.7 million.

     Internet access subscription service revenues were recognized over the period that services are provided, which relates to fiscal 2001 before the disposal of iGlobal.

     Server collocation service revenues were recognized ratably over the contractual period.

     Earnings Per Share

     SFAS No. 128, "Earnings Per Share" ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for fiscal 2000 also includes 71,513 shares to be issued which were outstanding from March 10, 2000. During fiscal 2001, we determined we did not have an obligation to issue the additional shares, and the 71,513 shares have been removed from the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive, 71,227,758 shares would have been included in the diluted earnings per share calculation for the year ended June 30, 2002. For purposes of computation of EPS, the shares issued for the acquisition of 67% of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire period.

     Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in the consolidated financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. We determined that we operate in one segment.

     CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS


                                                Payments due
                    -------------------------------------------------------------------------
                     Less than 1 yr.          1-3 yrs.       4-5 yrs.  6 yrs or more  Total
                    -------------------------------------------------------------------------
Operating Leases    $  166,197               131,894            0            0       $298,091






     EFFECTS ON INFLATION

     We do not believe that the businesses of our subsidiaries are impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on operations in the future.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
     RISK

     We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $9.9 million at June 30, 2002. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Please refer to pages F-1 to F-29, as well as FS-1 and FS-2.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 30, 2002, our Audit Committee and Board of Directors unanimously recommended the dismissal of Arthur Andersen LLP as our independent accountant. Arthur Andersen LLP previously served as our outside auditor since January 2, 2001. For the year ended June 30, 2001, Arthur Andersen LLP's audit report did not contain any adverse opinion or a disclaimer of opinion nor was it qualified or modified as to audit scope or accounting principles, except that such report did state that substantial doubt existed that we could continue as a going concern.

     During the period from January 2, 2001, through the end of our fiscal year ended June 30, 2001, and the subsequent interim period from July 1, 2001, to July 30, 2002 (the date of the referenced dismissal), there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Anderson LLP, would have caused it to make reference to the subject matter of the disagreement in its report. During the period from January 2, 2001 through the end of our fiscal year ended June 30, 2001, and the subsequent interim period from July 1, 2001, to July 30, 2002 (the date of the referenced dismissal), there have been no reportable events (as defined in regulation S-K Item 304(a)(1)(v)).

     Effective July 30, 2002, Grant Thornton LLP was approved by our Audit Committee and Board of Directors as our new independent accountant. We have not previously consulted with Grant Thornton LLP concerning any accounting, auditing or reporting matter.

     PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2002, and which is incorporated herein by this reference.

     ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 will be set forth under the caption "Executive Compensation and Other Matters" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2002, and which is incorporated herein by this reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     Information called for by Item 12 will be set forth under the caption "Security Ownership of Directors, Management and Principal Stockholders" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2002, and which is incorporated herein by this reference.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2002, and which is incorporated herein by this reference.

     ITEM 14. CONTROLS AND PROCEDURES

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
     ON FORM 8-K

     (a) The following documents are filed as part of this report.

     1. Financial Statements:

     Our Consolidated Financial Statements of as of June 30, 2002,
     2001 and 2000.

     2. Financial Statement Schedules

     Schedule II-Valuation and Qualifying Accounts and Reserves

3. Exhibits


 EXHIBIT                                                                                        FILED
 NUMBER                      DESCRIPTION                        INCORPORATED BY REFERENCE     HEREWITH
 -------  ------------------------------------------------  --------------------------------  --------
                                                              FORM       DATE        NUMBER

 2.1      Proposed Disclosure Statement with respect to       10-Q    02/14/2002      2.1
          the Joint Plan by AxisTel Communications, Inc.,
          its Affiliated Debtors and Novo Networks, Inc.
          dated December 31, 2001

 2.2      Joint Plan of Liquidation by and between AxisTel    10-Q    02/14/2002      2.2
          Communications, Inc., Novo Networks Global
          Services, Inc., Novo Networks, International
          Services, Inc., e.Volve Technology Group, Inc.,
          Novo Networks Operating Corp., Novo Networks
          Metro services, Inc., and Novo Networks, Inc.
          dated December 31, 2001

 3.1      Amended and Restated Certificate of                 10-Q    05/15/2000      3.1
          Incorporation of eventures Group, Inc.

 3.2      Amended and Restated Certificate of Designation      10     12/20/1999      3.6
          of Rights, Preferences and Privileges of Series
          A Convertible Preferred Stock, dated October 14,
          1999.

 3.3      Certificate of Designation of Rights,                10     12/20/1999      3.7
          Preferences and Privileges of Series B
          Convertible Preferred Stock, dated as of
          November 10, 1999

 3.4      Certificate of Amendment, dated as of December       10     12/20/1999      3.8
          15, 1999, to the Certificate of Designation of
          Rights, Preferences and Privileges of Series B
          Convertible Preferred Stock.

 3.5      Certificate of Designation, Preferences and         10/A    03/08/2000      3.9
          Rights of Series C Convertible Preferred Stock,
          dated as of February 22, 2000.

 3.6      Amendment to Amended and Restated Certificate of    10-Q    02/14/2001      3.1
          Incorporation, filed with the Secretary of State
          of the State of Delaware on November 13, 2000.

 3.7      Amendment to Amended and Restated Certificate of    10-Q    02/14/2001      3.2
          Incorporation, filed with the Secretary of State
          of the State of Delaware on December 11, 2000.

 3.8      Certificate of Designation, Rights and              10-Q    02/14/2001      4.1
          Preferences of Series D Convertible Preferred
          Stock, filed on December 5, 2000.

 3.9      Amended and Restated By-Laws of eVentures Group,    10-Q    05/15/2000      3.2
          Inc.

 4.1      Registration Rights Agreement, dated as of           8-K    10/07/1999      4.1
          September 22, 1999, among the Registrant and the
          persons and entities set forth on Schedule 1
          thereto (the "First Registration Rights
          Agreement).

 4.2      Addendum to the First Registration Rights           10/A    03/08/2000      4.2
          Agreement, dated as of October 19, 1999, among
          eventures Group, Inc., the persons set forth on
          Schedule 1 thereto and the other parties to the
          First Registration Rights Agreement.

 4.3      Registration Rights Agreement, dated as of          10/A    03/08/2000      4.3
          November 24, 1999, between eVentures Group, Inc.
          and the person and entities signatories thereto,
          as holders of shares of Series B Convertible
          Preferred Stock.

 4.4      Letter Agreement, dated December 15, 1999, to       10/A    03/08/2000      4.4
          the parties to the Registration Rights Agreement
          dated as of September 27, 1999.

 4.5      Registration Rights Agreement, dated as of          10/A    03/08/2000      4.5
          December 31, 1999, between eVentures Group, Inc.
          and the persons and entities signatories
          thereto, as holders of shares of Series C
          Convertible Preferred Stock.

 4.6      Registration Rights Agreement, dated as of March     8-K    03/27/2000      4.1
          10, 2000, among eVentures Group, Inc. and the
          persons and entities listed on Schedule 1
          thereto.

 4.7      Registration Rights Agreement, dated as of April    10-Q    05/15/2000      4.2
          4, 2000, by and among eVentures Group, Inc. and
          the signatories thereto.

 4.8      Registration Rights Agreement, dated as of May      10-K    09/28/2000      4.8
          26, 2000, by and among eventures Group, Inc.,
          Andrew Pakula and Laura Berland.

 4.9      Registration Rights Agreement, dated as of June     10-K    09/28/2000      4.9
          16, 2000, between eVentures Group, Inc. and U.S.
          Telesource.

 4.10     Registration Rights Agreement, dated as of          10-Q    02/14/2001      10.1
          December 5, 2000, among Rock Creek Partners, II,
          Ltd., CB Private Equity Partners L.P. and
          eVentures Group, Inc.

 9.1      Voting Agreement, dated as of December 5, 2000,     10-Q    02/14/2001       9
          among Rock Creek Partners II, Ltd, CB Private
          Equity Partners L.P. and eVentures Group, Inc.

 10.1     Securities Purchase Agreement, dated as of June     10/A    03/08/2000      10.1
          11, 1998, among Orix Global Communications,
          Inc., certain of its shareholders and the
          purchasers named thereunder and Exhibits
          thereto.

 10.2     Debenture, dated as of June 11, 1998.                10     12/20/1999      10.2

 10.3     Letter Agreement, dated as of August 19, 1998        10     12/20/1999      10.3
          between Orix Global Communications and Infinity
          Investors Limited.

 10.4     Debenture, dated as of August 19, 1998.              10     12/20/1999      10.4






 EXHIBIT                                                                                        FILED
 NUMBER                      DESCRIPTION                        INCORPORATED BY REFERENCE     HEREWITH
 -------  ------------------------------------------------  --------------------------------  --------
                                                              FORM       DATE        NUMBER

 10.6     Debenture, dated as of February 9, 1999.             10     12/20/1999      10.6

 10.7     Letter Agreement, dated as of April 15, 1999         10     12/20/1999      10.7
          among Orix Global Communications, Inc., Infinity
          Investors Limited and the Founders (as defined
          therein).

 10.8     Amended and Restated Debenture, dated as of          10     12/20/1999      10.8
          April 15, 1999.

 10.9     Letter Agreement, dated as of April 29, 1999         10     12/20/1999      10.9
          between Orix Global Communications and Infinity
          Investors Limited.

 10.10    Debenture, dated as of April 29, 1999.               10     12/20/1999     10.10

 10.11    Letter Agreement, dated as of April 30, 1999,        10     12/20/1999     10.11
          between Orix Global Communications, Inc. and
          Infinity Investors Limited.

 10.12    Debenture, dated as of April 30, 1999.               10     12/20/1999     10.12

 10.13    Note, dated as of August 20, 1999.                  10/A    03/08/2000     10.13

 10.14    Promissory Note, dated as of March 2, 2000.         10/A    03/08/2000     10.14

 10.15    Warrant Agreement, dated as of March 2, 2000,       10/A    03/08/2000     10.15
          between i2v2.com Inc. and eVentures Group, Inc.

 10.16    Lease Agreement, dated December, 1998, between       10     12/20/1999     10.13
          AxisTel International, Inc. and Evergreen
          America Corporation.

 10.17    Lease Agreement, dated November 24, 1997,            10     12/20/1999     10.14
          between Orix Global Communications, Inc. and
          Trust F/3959 of Banco del Atlantico.

 10.18    Assignment Agreement, dated April 1, 1998, among     10     12/20/1999     10.15
          Orix Global Communications, Inc., Latin Gate de
          Mexico S.A. de C.V. and Trust F/3959 of Banco
          del Atlantico.

 10.19    Letter Agreement, dated April 3, 2000, between      10-K    09/28/2000     10.26
          Marcus & Partners, L.P. and eventures Group,
          Inc.

 10.20    Guaranty Agreement by eventures Group, Inc. as       10     12/20/1999     10.20
          inducement to Telecommunications Finance Group
          to provide a lease to AxisTel Communications,
          Inc., dated as of October 13, 1999.

 10.21    Amended and Restated 1999 Omnibus Securities        10/A    03/08/2000     10.23
          Plan, dated as of September 22, 1999.
          (compensatory agreement)

 10.22    Employment Agreement, dated as of April 4, 2000,    10-Q    05/15/2000      10.5
          between eVentures Group, Inc. and Daniel J.
          Wilson. (compensatory agreement)

 10.23    Amendment No. 1 to Employment Agreement between     10-Q    11/14/2000      10.2
          eventures Group, Inc. and Daniel J. Wilson,
          dated as of September 25, 2000.

 10.24    Stock Option Agreement, dated as of April 4,        10-Q    05/15/2000      10.6
          2000 between eVentures Group, Inc. and Daniel J.
          Wilson. (compensatory agreement).

 10.25    Employment Agreement, dated as of April 4, 2000,    10-Q    05/15/2000      10.7
          between eVentures Group, Inc. and Chad E. Coben.
          (compensatory agreement).

 10.26    Amendment No. 1 to Employment Agreement between     10-Q    11/14/2000      10.5
          eVentures Group, Inc. and Chad E. Coben, dated
          as of September 25, 2000.

 10.27    Stock Option Agreement, dated as of April 4,        10-Q    05/15/2000      10.8
          2000 between eVentures Group, Inc. and Chad E.
          Coben. (compensatory agreement).

 10.28    Employment Agreement, dated as of April 4, 2000,    10-Q    05/15/2000      10.9
          between eVentures Group, Inc. and Barrett N.
          Wissman. (compensatory agreement).

 10.29    Stock Option Agreement, dated as of April 4,        10-Q    05/15/2000     10.10
          2000 between eVentures Group, Inc. and Barrett
          N. Wissman. (compensatory agreement).

 10.30    Employment Agreement, dated as of April 17,         10-Q    05/15/2000     10.13
          2000, between eVentures Group, Inc. and Susie C.
          Holliday. (compensatory agreement).

 10.31    Amendment No. 1 to Employment Agreement between     10-Q    11/14/2000      10.6
          eVentures Group, Inc. and Susie C. Holliday,
          dated as of September 25, 2000.

 10.32    Stock Option Agreement, dated as of April 17,       10-Q    05/15/2000     10.14
          2000 between eVentures Group, Inc. and Susie C.
          Holliday. (compensatory agreement).

 10.33    Amendment to Non-Qualified Stock Option             10-Q    11/14/2000      10.7
          Agreement between eVentures Group, Inc. and
          Susie C. Holliday, dated October 2, 2000.

 10.34    Employment Agreement, dated as of March 10,         10-K    09/28/2000     10.44
          2000, between IGS Acquisition Corporation and
          David N. Link. (compensatory agreement).

 10.35    Amendment No. 1 to Employment Agreement between     10-Q    11/14/2000      10.8
          eVentures Group, Inc. and David N. Link, dated
          as of September 25, 2000

 10.36    Common Stock Subscription Agreement, dated as of    10-Q    05/15/2000     10.15
          April 4, 2000, by and among eVentures Group,
          Inc. and the signatories thereto.

 10.37A   Form of New Directors and Officers                  10-K    09/28/2000     10.49A
          Indemnification Agreement.

 10.37B   Schedule of Parties to New Directors and            10-K    09/28/2000     10.49B
          Officers Indemnification Agreement.

 10.38A   Form of Incumbent Directors and Officers            10-K    09/28/2000     10.50A
          Indemnification Agreement.

 10.38B   Schedule of Parties to Incumbent Directors and      10-K    09/28/2000     10.50B
          Officers.






 EXHIBIT                                                                                        FILED
 NUMBER                      DESCRIPTION                        INCORPORATED BY REFERENCE     HEREWITH
 -------  ------------------------------------------------  --------------------------------  --------
                                                              FORM       DATE        NUMBER

 10.40    Issuer Option Agreement, dated as of April 10,      10-Q    05/15/2000     10.16
          2000, between eVentures Group, Inc. and Samuel
          L. Litwin. (compensatory agreement).

 10.41    Issuer Option Agreement, dated as of April 10,      10-Q    05/15/2000     10.17
          2000, between eVentures Group, Inc. and Mitchell
          C. Arthur. (compensatory agreement).

 10.42    2001 Equity Incentive Plan                          10-Q    05/15/2000      10.1

          Employment Agreement, dated as of July 17, 2001     10-K    09/28/2001     10.42
          between Novo Networks Operating Corp. and Steven
          R. Loglisci.

          Consulting Agreement, dated as of July 30, 2001,    10-K    09/28/2001     10.42
          between Novo Networks Operating Corp. and John
          L. Higgins.

          Employment Agreement, dated as of March 10,         10-K    09/28/2001     10.42
          2000, between IGS Acquisition Corporation and
          Patrick G. Mackey. (compensatory agreement).

          Amendment No. 1 to Employment Agreement between     10-K    09/28/2001     10.42
          eVentures Group, Inc. and Patrick G. Mackey,
          dated as of September 25, 2000.

          Amendment No. 2 to Employment Agreement between     10-K    09/28/2001     10.42
          Novo Networks, Inc. and Patrick G. Mackey, dated
          as of January 10, 2001.

          Credit and Guaranty Agreement dated as of August    10-K    09/28/2001     10.42
          9, 2001 among Axistel Communications, Inc., a
          corporation organized and existing under the
          laws of Delaware and a debtor and debtor-in-
          possession ("AxisTel"), Novo Networks Global
          Services, Inc., a corporation organized and
          existing under the laws of Delaware and a debtor
          and debtor-in-possession ("NNGS"), Novo Networks
          International Services, Inc., a corporation
          organized and existing under the laws of
          Delaware and a debtor and debtor-in-possession
          ("NNIS"), and e.Volve Technology Group, Inc., a
          corporation organized and existing under the
          laws of Nevada and a debtor and debtor-in-
          possession ("e.Volve"), Novo Networks Operating
          Corp., a corporation organized and existing
          under the laws of Delaware and a debtor and
          debtor-in-possession ("NNOC" and collectively
          with AxisTel, NNGS, NNIS and e.Volve, the
          "Borrowers"), Novo Networks (UK) Ltd., a
          corporation organized and existing under the
          laws of the United Kingdom ("NNL"), Web2dial
          Communications, Inc., a corporation organized
          and existing under the laws of Delaware
          ("Web2Dial"), Servicios Profesionales J.R.J.S.,
          S.A. DE C.V., a corporation organized and
          existing under the laws of Mexico ("Servicios"),
          Novo Networks Metro Services, Inc., a
          corporation organized and existing under the
          laws of Delaware ("NNMS"), Novo Networks Media
          Services, Inc., a corporation organized and
          existing under the laws of Delaware ("NNMedia"),
          Novo Networks Metro Services (Virginia), Inc., a
          corporation organized and existing under the
          laws of Virginia ("NNMSV"), and e.Volve
          Technology Group De Mexico, S.A. DE C.V., a
          corporation organized and existing under the
          laws of Mexico ("EGM" and collectively with NNL,
          Web2Dial, Servicios, NNMS, NNMedia and NNMSV,
          the "Guarantors"), and Novo Networks, Inc., a
          corporation organized and existing under the
          laws of Delaware (the "Lender").

 10.43    Switched Services Agreement, dated April 29,       10-K/A   02/19/2002     10.43
          1998, by and between Orix Global Communications,
          Inc. and Qwest Communications Corporation.

 10.44    Carrier Service Agreement for International        10-K/A   02/19/2002     10.44
          Terminating Traffic, dated September 17, 1998,
          by and between Qwest Communications Corporation
          and Orix Global Communications, Inc.

 10.45    Qwest Communications Corporation Carrier Service   10-K/A   02/19/2002     10.45
          Agreement, dated April 12, 1999, by and between
          Qwest Communications Corporation and Orix Global
          Communications, Inc.

 10.46    IRU Agreement, dated September 30, 1999, by and    10-K/A   02/19/2002     10.46
          between Qwest Communications Corporation and
          e.Volve Technologies.

 10.47    Amendment No. 1 to IRU Agreement, dated June 16,   10-K/A   02/19/2002     10.47
          2000, by and between Qwest Communications
          Corporation, e.Volve Technologies and AxisTel
          Communications, Inc.

 10.48    Letter Agreement, dated June 19, 2000, by and      10-K/A   02/19/2002     10.48
          between Qwest Communications Corporation and
          Axistel Communications, Inc.

 21.1     Subsidiaries of Novo Networks, Inc.                                                     X

 23.1     Consent of Grant Thornton LLP                                                           X

 23.2     Consent of Arthur Andersen LLP                                                          *

 23.3     Consent of BDO Seidman, LLP                                                             X

 24       Power of Attorney                                                        See
                                                                                   Signature
                                                                                   Pages

--------------------
*  Not available


     (b) During the quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

     1. On August 2, 2002, we filed a Report on Form 8-K, disclosing the dismissal of Arthur Andersen, LLP as our independent public accountants and the retention of Grant Thornton, LLP as our independent public accountants for our fiscal year ended June 30, 2002, which was subsequently amended by a Form 8-K/A, filed August 22, 2002, and a Form 8-K/A filed on September 5, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 30th day of September, 2002.

     Novo Networks, Inc.


     By:  /s/  BARRETT N. WISSMAN
         -----------------------------
     Name: Barrett N. Wissman
     Title:   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
-------------------------     --------------------------    -------------------

/s/ BARRETT N. WISSMAN        President and Director        September 30, 2002
-------------------------     (Principal Executive Officer
Barrett N. Wissman


/s/ SUSIE C. HOLLIDAY         Senior Vice President         September 30, 2002
-------------------------     (Principal Financial and
Susie C. Holliday             Accounting Officer)


/s/ MARK R. GRAHAM            Director                      September 30, 2002
-------------------------
Mark R. Graham


/s/ JAN ROBERT HORSFALL       Director                      September 30, 2002
-------------------------
Jan Robert Horsfall


/s/ JOHN STEVENS ROBLING, JR. Director                      September 30, 2002
----------------------------
John Stevens Robling, Jr.

                          CERTIFICATIONS

PRINCIPAL EXECUTIVE OFFICER'S CERTIFICATION:

I, Barrett N. Wissman, certify that:

     1.   I have reviewed this annual report on Form 10-K of Novo
          Networks, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.


Date:     September 30, 2002


                                   /S/  BARRETT N. WISSMAN
                              ----------------------------------
                              Barrett N. Wissman
                              President
                              (Principal Executive Officer)


PRINCIPAL FINANCIAL OFFICER'S CERTIFICATION:

I, Susie C. Holliday, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Novo
          Networks, Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.


Date:     September 30, 2002


                                   /S/  SUSIE C. HOLLIDAY
                              -------------------------------
                              Susie C. Holliday
                              Senior Vice President
                              (Principal  Financial and  Accounting
                              Officer)

              NOVO NETWORKS, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants
  for the fiscal year ended June 30, 2002..............      F-2

Report of Independent Public Accountants for the
  fiscal year ended June 30, 2001......................      F-3

Report of Independent Certified Public Accountants
  for the fiscal year ended June 30, 2000..............      F-4

Consolidated Balance Sheets as of June 30, 2002
  and 2001.............................................      F-5

Consolidated Statements of Operations for the
years ended June 30, 2002, 2001 and 2000...............      F-6

Consolidated Statements of Shareholders' Equity
  (Deficit) for the years ended June 30, 2002,
  2001 and 2000........................................      F-7

Consolidated Statements of Cash Flows for the
  years ended June 30, 2002, 2001 and 2000.............      F-9

Notes to Consolidated Financial Statements.............      F-11

Report of Independent Certified Public Accountants
  for Valuation and Qualifying Accounts and
  Reserves..............................................     FS-1

Financial Statement Schedule:
 Schedule II - Valuation and Qualifying Accounts
   and Reserves.........................................     FS-2

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of Novo Networks, Inc.:

     We have audited the accompanying consolidated balance sheet of Novo Networks, Inc. and subsidiaries (a Delaware corporation) as of June 30, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Novo Networks, Inc. as of June 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 19, 2001, except that such report did state that substantial doubt existed that Novo Networks could continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novo Networks, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 2 to the financial statements, the Company has no operations and no sources of capital to fund business opportunities. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                              Grant Thornton LLP

Dallas, Texas
September 6, 2002

  This report is a copy of the previously issued report and the predecessor auditor has not reissued the report.



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



                              Arthur Andersen LLP

Dallas, Texas
September 19, 2001

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Novo Networks, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Novo Networks, Inc. (the "Company"), see Note 1, for the year ended June 30, 2000. We have also audited the financial statement schedule listed in the accompanying index for the year ended June 30, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended June 30, 2000.

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



/s/  BDO SEIDMAN, LLP

New York, New York
September 1, 2000, except for Note 1(b), as to which the date is September 25, 2001.

              NOVO NETWORKS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS




                                                                      As of June 30,
                                                            ----------------------------------
                    ASSETS                                       2002                 2001
                                                            --------------      --------------
CURRENT ASSETS
   Cash and cash equivalents                                $    9,871,305      $   16,696,537
   Accounts receivable, net of allowances for
     doubtful accounts ($0 - 2002;  $4,589,647 - 2001)                   -           2,521,408
   Note receivable and other receivables,
     net of allowance ($3,603,299 - 2002; $0 - 2001)                     -                   -
   Prepaid expenses                                                275,324           1,066,518
   Deposits                                                              -             420,379
   VAT receivable                                                        -           1,405,929
                                                            --------------      --------------
                                                                10,146,629          22,110,771
                                                            --------------      --------------

LONG-TERM ASSETS
   Restricted cash                                                       -              94,180
   Prepaid expenses                                                187,153                   -
   Deposits                                                          5,745             811,482
   Network equipment under capital leases, net                           -           4,404,587
   Property and equipment, net                                     526,775           5,699,577
   Equity investments                                              264,751           4,776,772
                                                            --------------      --------------
                                                                   984,424          15,786,598
                                                            --------------      --------------
                                                            $   11,131,053      $   37,897,369
                                                            ==============      ==============

          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Capital leases, current portion                          $            -      $    3,676,604
   Accounts payable                                                 28,335           3,601,650
   Accrued other                                                 1,841,465           7,480,259
   Accrued reorganization and restructuring charge                       -             426,297
   Accrued interest payable                                              -             134,683
   Customer deposits and deferred revenues                           2,000             742,486
                                                            --------------      --------------
                                                                 1,871,800          16,061,979
                                                            --------------      --------------
LONG-TERM LIABILITIES
   Capital leases, net of current portion                                -           5,189,094

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00002 par value, $1,000
     liquidation preference per share, authorized
     25,000,000 for 2002 and 2001, issued and
     outstanding 26,839 and 26,395 for  2002 and 2001,
     liquidation value - $26,839,000 and $26,395,000
     in 2002 and 2001                                                    -                   -
   Common stock, $0.00002 par value, authorized
     200,000,000 for 2002 and 2001, issued and
     outstanding, 52,323,701 for 2002 and 2001                       1,050               1,050
   Additional paid-in capital                                  256,511,879         255,908,447
   Accumulated deficit                                        (247,221,732)       (238,823,763)
   Deferred compensation                                           (31,944)           (439,438)
                                                            --------------      --------------
                                                                 9,259,253          16,646,296
                                                            --------------      --------------
                                                            $   11,131,053      $   37,897,369
                                                            ==============      ==============




The accompanying notes are an integral part of these financial statements.

              NOVO NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Fiscal Year Ended June 30,
                                                  -------------------------------------------
                                                      2002           2001            2000
                                                  -------------  -------------  -------------
Revenues                                          $  10,486,982  $  72,031,554  $  55,354,030
Operating expenses:
   Direct costs                                      14,614,766     70,807,489     51,656,016
   Selling, general and administrative expenses      14,803,110     28,867,054     22,471,732
   Reorganization and restructuring charge                    -      3,898,656              -
   Impairment loss                                    2,400,543    120,476,247              -
   Depreciation and amortization                      1,370,958     20,453,633     10,007,859
                                                  -------------  -------------  -------------
                                                     33,189,377    244,503,079     84,135,607
Loss from operations, before
   other (income) expense                           (22,702,395)  (172,471,525)   (28,781,577)

Other (income) expense
   Interest (income) expense, net                        17,355       (402,376)      (920,161)
   Write off of unamortized debt discount                     -              -        917,615
   Equity in loss of investments                      1,720,000      9,023,882      5,236,183
   Foreign currency loss (gain)                          98,135        130,511       (168,431)
   Net gain on liquidation of debtor subsidiaries   (16,074,355)             -              -
   Other                                               (668,993)       341,052         29,057
                                                  -------------  -------------  -------------
                                                    (14,907,858)     9,093,069      5,094,263
                                                  -------------  -------------  -------------

Net loss                                             (7,794,537)  (181,564,594)   (33,875,840)

Imputed preferred dividend                                    -     (2,299,750)   (10,407,954)
Series D preferred dividends                           (603,432)      (324,860)             -
                                                  -------------  -------------  -------------

Net loss allocable to common shareholders         $  (8,397,969) $(184,189,204) $ (44,283,794)
                                                  =============  =============  =============

Net loss per share - (basic and diluted)          $       (0.16) $       (3.53) $       (1.14)
                                                  =============  =============  =============
Weighted average number of shares
   outstanding - (basic and diluted)                 52,323,701     52,222,671     38,739,230
                                                  =============  =============  =============


The accompanying notes are an integral part of these financial statements.

              NOVO NETWORKS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                        Preferred Stock                 Common Stock           Common Stock to be Issued
                                   -------------------------     -------------------------     -------------------------
                                     Shares         Amount         Shares         Amount         Shares         Amount
                                   ----------     ----------     ----------     ----------     ----------     ----------
Balance, June 30, 1999                      -     $        -      1,800,000     $       36              -     $        -
Issuance of Common Stock
  in connection with the
  Initial Transaction
    Acquisition of AxisTel                  -              -     12,381,000            248              -              -
    Acquisition of eVentures                -              -     10,330,610            207              -              -
    Acquisition of 66.67% of
       e.Volve                              -              -      9,565,614            190              -              -
    Net effect of the purchase
       of the remaining
     33.33% of e.Volve                      -              -      5,831,253            117              -              -
    Contribution of Gemini Voice
       cost investment from Major
       Shareholders                         -              -      2,879,386             58              -              -
Private Placements of Common and
  Preferred Stock:
     Issuance of Common Stock               -              -      5,013,477            100              -              -
    Issuance of Series A Preferred
       Stock                            1,000              -              -              -              -              -
    Issuance of Series B Preferred
       Stock                            7,000              -              -              -              -              -
    Issuance of Series C Preferred
       Stock                           15,570              -              -              -              -              -
Conversion of Series A Preferred
  Stock                                (1,000)             -        200,000              4              -              -
Conversion of Series B Preferred
  Stock                                (2,500)             -        181,159              4              -              -
Acquisition of iGlobal                      -              -      2,551,087             51         71,513              1
Acquisition of minority interest
  in equity investments                     -              -        312,027              7              -              -
Issuance of Common Stock for
  settlement of accounts payable            -              -        426,799              9              -              -
Issuance of Common Stock as
  payment for assets.                       -              -        517,333             10              -              -
Intrinsic value of stock options            -              -              -              -              -              -
Amortization of deferred
  compensation                              -              -              -              -              -              -
Imputed preferred dividend                  -              -              -              -              -              -
Acquisition of call options
  to purchase treasury stock                -              -              -              -              -              -
Net loss                                    -              -              -              -              -              -
                                   ----------     ----------     ----------     ----------     ----------     ----------
Balance, June 30, 2000                 20,070              -     51,989,745          1,041         71,513              1
Settlement of iGlobal purchase              -              -              -              -        (71,513)            (1)
Amortization of deferred
  compensation                              -              -              -              -              -              -
Repayment on note receivable
  from shareholders                         -              -              -              -              -              -
Foreclosure on note receivable
  from shareholders                         -              -       (171,911)             -              -              -
Private placement of common
  and preferred stock                   7,000              -        450,001              9              -              -
Imputed preferred dividend                  -              -              -              -              -              -
Series D Preferred Stock
  dividends                               325              -              -              -              -              -
Intrinsic value of stock
  options                                   -              -              -              -              -              -
Conversion of Series C Preferred
  to Common                            (1,000)             -         55,866              -              -              -
Net loss                                    -              -              -              -              -              -
                                   ----------     ----------     ----------     ----------     ----------     ----------
Balance, June 30, 2001                 26,395              -     52,323,701          1,050              -              -
Amortization of deferred
  compensation                              -              -              -              -              -              -
Series D Preferred Stock dividends        444              -              -              -              -              -
Net loss                                    -              -              -              -              -              -
                                   ----------     ----------     ----------     ----------     ----------     ----------
Balance June 30, 2002                  26,839     $        -     52,323,701     $    1,050     $        -     $        -
                                   ==========     ==========     ==========     ==========     ==========     ==========



The accompanying notes are an integral part of these financial statements.

              NOVO NETWORKS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)




                                                                                         Notes
                                     Additional                                       Receivable
                                      Paid-in      Accumulated          Deferred         from
                                      Capital        Deficit          Compensation    Shareholders       Total
                                   -------------  --------------      ------------    ------------   -------------
Balance, June 30, 1999             $   4,418,508  $  (10,350,765)     $          -    $          -   $  (5,932,221)
Issuance of Common Stock
  in connection with the
  Initial Transaction
    Acquisition of AxisTel            17,110,929               -                 -               -      17,111,177
    Acquisition of eVentures              (2,980)              -                 -               -          (2,773)
    Acquisition of 66.67% of
       e.Volve                         8,540,159               -                 -               -       8,540,349
  Net effect of the purchase
    of the remaining 33.33%
    of e.Volve                        11,662,389               -                 -               -      11,662,506
  Contribution of Gemini Voice
    cost investment from
    Major Shareholders                         -               -                 -               -              58
Private Placements of Common
  and Preferred Stock:
    Issuance of Common Stock          63,202,526               -                 -               -      63,202,626
    Issuance of Series A
      Preferred Stock                  1,000,000               -                 -               -       1,000,000
    Issuance of Series B
      Preferred Stock                  6,997,500               -                 -               -       6,997,500
    Issuance of Series C
      Preferred Stock                 15,469,985               -                 -               -      15,469,985
Conversion of Series A
  Preferred Stock                             (4)              -                 -               -               -
Conversion of Series B
  Preferred Stock                             (4)              -                 -               -               -
Acquisition of iGlobal                85,352,234               -                 -      (1,048,872)     84,303,414
Acquisition of minority
  interest in equity
  investments                          4,177,567               -                 -               -       4,177,574
Issuance of Common Stock
  for settlement of
  accounts payable                     7,888,592               -                 -               -       7,888,601
Issuance of Common Stock as
  payment for assets                   9,571,060               -                 -               -       9,571,070
Intrinsic value of stock options       3,311,250               -        (3,311,250)              -               -
Amortization of deferred
  compensation                                 -               -         2,036,771               -       2,036,771
Imputed preferred dividend            10,407,954     (10,407,954)                -               -               -
Acquisition of call options to
  purchase treasury stock               (200,000)              -                 -               -        (200,000)
Net loss                                       -     (33,875,840)                -               -     (33,875,840)
                                   -------------  --------------      ------------    ------------   -------------
Balance, June 30, 2000               248,907,665     (54,634,559)       (1,274,479)     (1,048,872)    191,950,797
Settlement of iGlobal purchase        (2,073,876)              -                 -               -      (2,073,877)
Amortization of deferred
  compensation                                 -               -           835,041               -         835,041
Repayment on note receivable
  from shareholders                            -               -                 -          96,984          96,984
Foreclosure on note receivable
  from shareholders                     (951,888)              -                 -         951,888               -
Private placement of common
  and preferred stock                  6,523,991               -                 -               -       6,524,000
Imputed preferred dividend             2,299,750      (2,299,750)                -               -               -
Series D Preferred Stock
  dividends                              324,860        (324,860)                -               -               -
Intrinsic value of stock options         877,945               -                 -               -         877,945
Conversion of Series C Preferred
  to Common                                    -               -                 -               -               -
Net loss                                       -    (181,564,594)                -               -    (181,564,594)
                                   -------------  --------------      ------------    ------------   -------------
Balance, June 30, 2001               255,908,447    (238,823,763)         (439,438)              -      16,646,296
Amortization of deferred
  compensation                                 -               -           407,494               -         407,494
Series D Preferred Stock dividends       603,432        (603,432)                -               -               -
Net loss                                       -      (7,794,537)                -               -      (7,794,537)
                                   -------------  --------------      ------------    ------------   -------------
Balance June 30, 2002              $ 256,511,879  $ (247,221,732)     $    (31,944)   $          -   $   9,259,253
                                   =============  ==============      ============    ============   =============






              NOVO NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       For the Fiscal Year Ended June 30,
                                                            ------------------------------------------------------
                                                                 2002                2001                2000
                                                            --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $   (7,794,537)     $ (181,564,594)     $  (33,875,840)
  Adjustments to reconcile net loss to net cash
     used in net operating activities:
     Depreciation and amortization                               1,370,958          20,453,633          10,007,859
     Other non-cash charges and credits:
       Stock-based compensation                                    407,493             835,042           2,036,771
       Bad debt expense                                          6,063,299           4,038,479             793,900
       Equity in loss of investments                             1,720,000           9,023,882           5,236,183
       Loss on sale of property and equipment                       69,907           1,483,952                   -
       Impairment loss                                           2,400,543         120,476,247                   -
       Write off of prepaids and other intangibles                       -             121,826                   -
       Write off of VAT receivable                               1,405,929                   -                   -
       Intrinsic value of stock options                                  -             877,952                   -
       Net gain on liquidation of debtor subsidiaries          (16,074,355)                  -                   -
       Gain on sale of subsidiary                                 (268,853)                  -                   -
       Other                                                             -                   -           1,513,527
     Change in operating assets and liabilities:
       Accounts receivable                                      (3,920,228)         (3,156,763)         (4,083,786)
       Prepaid expenses                                            317,765              95,824          (1,302,900)
       VAT receivable                                                    -             725,348             626,091
       Restricted cash                                            (186,070)            (94,180)          1,857,437
       Accounts payable                                          9,613,825            (990,220)          6,963,313
       Accrued other                                            (1,160,425)          3,670,059           2,404,151
       Accrued interest payable                                    115,688             186,711             195,012
       Customer deposits and deferred revenues                    (257,693)            235,929          (1,531,471)
                                                            --------------      --------------      --------------
Net cash used in operating activities                           (6,176,754)        (23,580,873)         (9,159,753)
                                                            --------------      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits received (made)                                           17,335           (250,721)           (343,948)
  Purchase of property and equipment                                (77,110)        (3,137,165)        (13,574,092)
  Sale of property and equipment                                    241,605            124,698                   -
  Net cash resulting from (dispositions) acquisitions              (102,300)          (262,703)            509,021
  Transaction costs included in goodwill                                  -                  -            (490,011)
  Distributions from (investments in) investments                   391,478         (1,055,112)        (21,078,995)
                                                            ---------------     --------------      --------------
Net cash provided by (used in) investing activities                 471,008         (4,581,003)        (34,978,025)
                                                            ---------------     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder repayments                                                  -             96,984                   -
  Payments on capital leases                                     (1,119,486)        (2,777,721)         (1,322,780)
  Advances (repayments) on notes payable                                  -            335,000            (184,744)
  Purchase of call options                                                -                  -            (200,000)
  Issuance of notes receivable - affiliate                                -            (84,096)           (100,000)
  Issuance of debentures                                                  -                  -                   -
  Issuance of common and preferred stock, net of
    issuance costs                                                        -          6,524,000          86,670,169
                                                            ---------------     --------------      --------------
Net cash (used in) provided by financing activities              (1,119,486)         4,094,167          84,862,645
                                                            ---------------     --------------      --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (6,825,232)       (24,067,709)         40,724,867
CASH AND CASH EQUIVALENTS, beginning of year                     16,696,537         40,764,246              39,379
                                                            ---------------     --------------      --------------
CASH AND CASH EQUIVALENTS, end of year                      $     9,871,305     $   16,696,537      $   40,764,246
                                                            ===============     ==============      ==============


The accompanying notes are an integral part of these financial statements.

              NOVO NETWORKS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)




                                                                 For the Fiscal Year Ended June 30,
                                                            ------------------------------------------
                                                                2002            2001          2000
                                                            ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for interest                                 $    496,839   $  1,039,651   $  1,349,592
                                                            ============   ============   ============
     Cash paid for taxes                                    $          -   $          -   $          -
                                                            ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
     INVESTING AND FINANCING ACTIVITIES:

     Purchases of equipment under capital leases            $          -   $  3,296,103   $  3,951,829
                                                            ============   ============   ============

     Goodwill arising from acquisitions settled
          through the issuance of stock                     $          -   $          -   $115,530,069
                                                            ============   ============   ============

     Net assets of subsidiaries acquired through an
        issue of stock                                      $          -   $          -   $    197,169
                                                            ============   ============   ============

     Stock issued for settlement of accounts payable        $          -   $          -   $  7,888,601
                                                            ============   ============   ============

     Stock issued for purchase of equipment and equipment
       maintenance                                          $          -   $          -   $  9,571,070
                                                            ============   ============   ============

     Stock issued for purchase of minority interest in
       equity investments                                   $          -   $          -   $  4,177,574
                                                            ============   ============   ============

     Conversion of notes receivable to common stock of an
       equity investment                                    $          -   $    184,096   $          -
                                                            ============   ============   ============

     Foreclosure on notes receivable from shareholders      $          -   $    951,888   $          -
                                                            ============   ============   ============




The accompanying notes are an integral part of these financial statements.

              NOVO NETWORKS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

(a)  General

Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing voice services over a facilities-based network. References to "Novo Networks," "Company", "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of these operating subsidiaries and the registrant under the Securities Exchange Act of 1934. Prior to September 22, 1999, Novo Networks was a publicly held company with no material operations. The Company was formerly known as eVentures Group, Inc. and prior thereto, Adina, Inc., which was incorporated in the state of Delaware on June 24, 1987.

During the current fiscal year, all of our operating subsidiaries filed voluntary petitions under Chapter 11 of the bankruptcy code, described more fully below. We will refer to the subsidiaries that have gone through bankruptcy proceedings under Chapter 11 of the bankruptcy code as our "debtor subsidiaries" throughout this Report.

Due to the ongoing liquidation of substantially all of our debtor subsidiaries' assets, pursuant to a liquidation plan confirmed by the bankruptcy court, we currently have no operations or revenues. We are not providing any products or services of any kind (including telecommunications services) to any customers.

Our common stock is currently listed on the Over the Counter Bulletin Board or OTC BB. Previously, our shares were listed on the Nasdaq National Market System. However, on July 30, 2001, the Nasdaq Stock Market Inc. temporarily suspended the trading of our common stock pending satisfactory resolution of concerns related to the effects of our debtor subsidiaries' bankruptcy proceedings and our ability to satisfy certain of its minimum listing requirements. On October 24, 2001, Nasdaq notified us that our common stock would be delisted on November 1, 2001. However, on October 30, 2001, we filed an appeal with Nasdaq, which stayed the delisting until the Nasdaq Listing Qualifications Panel heard the appeal on December 13, 2001. On December 31, 2001, the Nasdaq Panel denied our request for continued listing and delisted our stock from the Nasdaq National Market System.

In September of 1999, the Company acquired (i) all of the outstanding shares of AxisTel Communications, Inc. ("AxisTel");
(ii) approximately 66.7% of the outstanding shares of e.Volve Technology Group, Inc. ("e.Volve"); (iii) approximately 17% of the outstanding shares of Gemini Voice Solutions, formerly PhoneFree.com, Inc. ("Gemini Voice"); and (iv) a note receivable from e.Volve in the amount of $8,540,159, including accrued interest ("Notes"). In a related transaction, the remaining 33.3% of e.Volve was acquired by the Company in October of 1999. All of the acquisitions and the purchase of the Notes were settled through the issuance of 26,827,552 shares of common stock of Novo Networks and are collectively referred to as the "Initial Transaction". Upon completion of the Initial Transaction, approximately 77% of the outstanding common stock of the Company was owned by three shareholders that are affiliated with each other, IEO Investments Limited, Infinity Emerging Subsidiary Limited and Infinity Investors Limited, known collectively as the "Infinity Entities."

Allocation of consideration given for the assets acquired in the Initial Transaction is as follows:

Purchase of AxisTel on September 22, 1999
   Cost of investment                             $   15,957,319
   Net liabilities acquired                             (902,806)
                                                  --------------
   Excess attributed to Goodwill                  $   16,860,125
                                                  ==============

Purchase of 33.3% of e.Volve on October 19, 1999
   Cost of investment                             $   11,662,506
   Net assets acquired                                        --
                                                  --------------
   Excess attributed to Goodwill                  $   11,662,506
                                                  ==============


The above represents the final purchase price allocations.
Consideration given was recorded at the fair value of Novo Networks common stock.

Since Novo Networks had no material operations prior to the transaction on September 22, 1999, the acquisitions of the Infinity Entities interests were accounted for as a recapitalization of e.Volve. The acquisitions of AxisTel and e.Volve were treated as purchases for accounting purposes. The interests in Gemini Voice and AxisTel contributed by the Infinity Entities have been included from the date of investment. On March 10, 2000, the Company acquired 100% of Internet Global Services, Inc. ("iGlobal"). On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the bankruptcy code, described below. For further details regarding the acquisition and disposal of iGlobal, see footnote 9. The financial results of iGlobal are included in the financial statements since its acquisition on March 10, 2000, through April 2, 2001.

During fiscal 2002, the Infinity Entities distributed their common stock ownership to individual fund investors. Consequently, there was no shareholder with greater than 50% ownership in Novo Networks at June 30, 2002.

(b)  Bankruptcy Proceedings

On April 2, 2001, our subsidiary, iGlobal filed a voluntary petition under Chapter 7 of the bankruptcy code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as Novo Networks' inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the Chapter 7 filing, Novo Networks recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal. For further details regarding the acquisition and disposal of iGlobal, see footnote 9.

On July 30, 2001, certain of our remaining operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Delaware, in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.


                                                          Status as of     Subject to
                                                           September     Bankruptcy Plan
          Wholly Owned Subsidiary          Date Acquired   30, 2002*     or Proceedings?
   -------------------------------------   -------------  ------------  -----------------
   Novo Networks Operating Corp.               2/8/00**     Inactive     Yes, Chapter 11
   AxisTel Communications, Inc.               9/22/99       Inactive     Yes, Chapter 11
   Novo Networks International Services,      9/22/99       Inactive     Yes, Chapter 11
     Inc.
   Novo Networks Global Services, Inc.        9/22/99       Inactive     Yes, Chapter 11
   Web2Dial Communications, Inc.              9/22/99       Inactive     No
   Novo Networks Metro Services, Inc.         9/22/99       Inactive     Yes, Chapter 11
   Novo Networks Metro Services (Virginia),   9/22/99       Inactive     No
     Inc.
   Novo Networks Media Services, Inc.         9/22/99       Inactive     No
   Novo Networks (UK) Ltd.                    9/22/99       Inactive     No
   e.Volve Technology Group, Inc.            10/19/99       Inactive     Yes, Chapter 11
   Internet Global Services, Inc.             3/10/00       Inactive     Yes, Chapter 7
   eVentures Holdings, LLC                   9/7/99**       Active***    No

----------------------
     * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of its estate pursuant to a bankruptcy filing or plan.
     **   Indicates date of incorporation, if organized by Novo
          Networks.
     *** This entity has no operations other than to hold certain equity investments.

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, after that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic, and a decision was made to amend the plan. The amended plan and disclosure statement were filed with the bankruptcy court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the bankruptcy code, instead of a reorganization as previously planned.

On January 14, 2002, the bankruptcy court approved the amended disclosure statement, with certain minor modifications and on March 1, 2002, the bankruptcy court confirmed the amended plan of the debtor subsidiaries, again with minor modifications. On April
3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by Novo Networks in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties including, without limitation, Qwest Communications Corporation and its affiliates, ("Qwest").
Subsequent to the 2002 fiscal year end, Novo Networks provided additional funding of $0.1 million to the trust. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets pursuant to the amended plan.
Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including without limitation, principally Qwest as disclosed in the amended plan and disclosure statement.

(c)  Sale of e.Volve Technology Group de Mexico, S.A. de C.V.

In a stock purchase agreement dated February 28, 2002, a wholly owned subsidiary of e.Volve, e.Volve Technology Group de Mexico, S.A. de C.V., was sold to a company that is owned by one or more former employees of the subsidiary. The transaction closed on
April 12, 2002. The buyer acquired telecommunications assets and assumed certain liabilities of e.Volve Technology Group de
Mexico, S.A. de C.V. and received a payment of approximately
$70,000.   As a result of this transaction, a gain of approximately
$0.3 million was recorded in other income during the fourth quarter of fiscal 2002.

(d)  Litigation against Qwest

On June 17, 2002, Novo Networks and the liquidating trust filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and Mr. Higgins, a former employee and consultant. For further details regarding this litigation, see footnote 12. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to the benefit of Novo Networks.

2.   Liquidity And Capital Resources

General
-------

At June 30, 2002, Novo Networks had consolidated current assets of $10.1 million, including cash and cash equivalents of approximately $9.9 million and $8.3 million of net working capital. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses;
(ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand.

As discussed in footnote 1, our debtor subsidiaries have gone through bankruptcy proceedings under Chapter 11 of the bankruptcy code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased the credit facility to approximately $1.9 million, which had been advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the bankruptcy code. This credit facility provided for interest at the rate of prime plus
3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien pursuant to the bankruptcy code on substantially all of the debtor subsidiaries' assets. The facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the bankruptcy court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, accrued interest and applicable attorneys fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, payments to an employee, accrued interest and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. Due to the uncertainty surrounding the collection of the note, it has been fully reserved.

For the first six months of the fiscal year ended June 30, 2002, two of Novo Networks' indirect wholly-owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations in connection with their plan of liquidation effective September of 2001 and December of 2001, respectively. Since that date, neither Novo Networks nor any of the debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. During the current fiscal year, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest and as part of our debtor subsidiaries' plan of liquidation, certain causes of action have been brought against Qwest.

We currently anticipate that we will not generate any revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries which have historically provided all of our significant revenues on a consolidated basis and (ii) uncertainties surrounding our plan to explore opportunities available in the financial services sector or any other industry. Accordingly, we may be required to obtain additional outside funding which could be difficult to obtain on acceptable terms, if at all. Failure to obtain adequate funding or failure to implement a new business plan will jeopardize Novo Networks' ability to continue as a going concern. Due to the uncertainty surrounding Novo Networks, management is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries through the liquidation process, (ii) ongoing general and administrative expenses of Novo Networks and (iii) the undetermined capital requirements relating to our plan to explore other opportunities including, without limitation, those in the financial services sector or other industries.

3.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Novo Networks and all of our wholly owned subsidiaries.

The consolidated financial statements for Novo Networks and our subsidiaries that are not involved in bankruptcy proceedings, have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. The consolidated financial statements of Novo Networks presented as of June 30, 2001, do not include the accounts of iGlobal due to our management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. For further details regarding the acquisition and disposal of iGlobal, see footnote 9. At June 30, 2002, the assets and liabilities of the debtor subsidiaries have been deconsolidated, as the liquidating trust controls the assets of the debtor subsidiaries. For further detail regarding the bankruptcy proceedings, see footnote 1. We have recorded an accrual of approximately $1.2 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

All significant intercompany accounts have been eliminated.

Principles of Consolidation and Accounting for Ownership in
Subsidiaries
-----------------------------------------------------------

Novo Networks accounts for its ownership interests in subsidiaries under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Novo Networks' voting interest in the subsidiary, as well as Novo Networks' degree of influence over each of the subsidiaries.

Consolidation. Companies in which Novo Networks directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary's accounts are reflected within Novo Networks' consolidated financial statements, except as discussed in the Basis of Presentation above.

Equity Method. Subsidiaries whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with Novo Networks' holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of each investment's operating earnings and losses are included in the caption "Equity in loss of investments" in the accompanying consolidated statements of operations.

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

Cash and Cash Equivalents
-------------------------

Novo Networks considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2002, cash equivalents totaled approximately $9.9 million and consisted of a money market account. The Company maintains its cash and cash equivalents with one financial institution. A significant amount of the cash balance is in excess of the FDIC insurance limit.

Prepaid Expenses
----------------

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received.

Deposits
--------

Deposits at June 30, 2002, were for Novo Networks office space.
Deposits at June 30, 2001, represent security deposits for facility leases as well as advance payments to vendors for services to be provided.

Long-lived Assets
-----------------

The Company's long-lived assets consist of property and equipment. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. During the fiscal year ended June 30, 2002, long-lived assets related to the debtor subsidiaries were written off by recording a charge of $7.5 million to our net gain on liquidation of debtor subsidiaries account. During the fiscal year ended June 30, 2001, Novo Networks recorded impairment losses related to goodwill and certain property and equipment totaling $120.5 million. No impairment losses were recorded in fiscal 2000.

Property and Equipment
----------------------

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

Goodwill
--------

Goodwill arising from the excess of cost over net assets of businesses acquired by Novo Networks (see Notes 1, 4 and 9) was amortized on a straight-line basis over periods ranging from five to ten years. During the fiscal year ended June 30, 2001, we recorded an impairment loss of $86.6 million relating to (i) $62.4 million of iGlobal related goodwill from the disposal of iGlobal operations and (ii) $24.2 million for the impairment of goodwill related to the Initial Transaction.

Accrued Other
------------

At June 30, 2002, an accrual of approximately $1.2 million is included in accrued other, which represents the costs of liquidating substantially all of the assets of the debtor subsidiaries. At June 30, 2001 accrued other includes approximately $4.2 million of accrued carrier charges.

Revenue Recognition
-------------------

As of December 31, 2001, and pursuant to the amended bankruptcy filings, we effectively have no operations, no sources of revenue and no profits unless and until we implement a new business plan. Prior to December of 2001, revenues for communication services were recorded based on minutes (or fractions thereof) of customer usage. Novo Networks recorded payments received in advance for prepaid calling card services and services to be supplied under contractual agreements as deferred revenues until such related services were provided. Due to the bankruptcy of the debtor subsidiaries, there were no deferred revenues at June 30, 2002. However, at June 30, 2001, deferred revenues were approximately $0.7 million.

Internet access subscription service revenues were recognized over the period that services are provided, which relates to fiscal 2001 before the disposal of iGlobal.

Server collocation service revenues were recognized ratably over the contractual period.

Foreign Currency Gain or Loss
-----------------------------

The functional currency of a wholly owned subsidiary formed for the purpose of transacting business in Mexico is the U.S. dollar. However, certain transactions are conducted in Mexican pesos and are remeasured at the time in which the services are rendered to the Company and are settled in U.S. dollars. Foreign currency transaction gains and losses are recognized as incurred in accordance with SFAS No. 52, Foreign Currency Translation.
Novo Networks does not currently maintain any financial hedges against future fluctuations in the peso to dollar exchange rate. As of June 30, 2002, our Mexican subsidiary was sold. We do not expect to have any gain or loss associated with foreign currency in the immediate future.

Income Taxes
------------

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

Stock Based Compensation
------------------------

The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Entities electing to follow APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. Novo Networks has elected to account for its stock-based compensation to employees under APB No. 25.

Earnings Per Share
------------------

SFAS No. 128, "Earnings Per Share" ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for fiscal 2000 also includes 71,513 shares to be issued which were outstanding from March 10, 2000. During fiscal 2001, Novo Networks' determined we did not have an obligation to issue the additional shares, and the 71,513 shares have been removed from the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive, 71,227,758 shares would have been included in the diluted earnings per share calculation for the year ended June 30, 2002. For purposes of computation of EPS, the shares issued for the acquisition of 67% of e.Volve (11,365,614 shares) are deemed to have been in existence for the entire period.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of financial instruments approximated fair value as of June 30, 2002 and 2001, due to their short maturity.

Segment Information
-------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in the consolidated financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Novo Networks has determined that it operates in one segment.

Effect of New Accounting Pronouncements
---------------------------------------

In July of 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Prospectively, goodwill is subject to at least an annual assessment for impairment applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. As of June 30, 2002 and 2001, the Company did not have any purchased intangibles recorded on its balance sheet due to the impairment loss recorded during fiscal 2001. The adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on Novo Networks' financial position or results of operations.

In August of 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate any immediate financial statement impact with the adoption of this statement.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain prior year balances have been reclassified to confirm to the fiscal 2002 presentation.

4.   Goodwill and Other Intangibles, Net

During the fiscal year ended June 30, 2001, the Company recorded an impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the Initial Transaction, the Company wrote off the remaining goodwill of $24.2 million. No goodwill was recorded during fiscal 2002.

At June 30, 2000, goodwill and other intangibles was comprised of the following:


                                                                   June 30,
                                                                 ------------
                                                                     2000
                                                                 ------------
Goodwill arising from the Initial Transaction
  Conversion of Major Shareholders options in AxisTel            $  4,500,000
  Purchase of 50% of AxisTel                                       12,360,125
  Purchase of 33% of e.Volve                                       11,662,506
Goodwill arising from the acquisition of iGlobal                   87,446,044
                                                                 ------------
                                                                  115,968,675
Less:  Accumulated amortization                                    (7,513,941)
Other, net                                                            184,752
                                                                 ------------
                                                                 $108,639,486
                                                                 ============

5.   VAT Receivable

VAT is a tax similar in nature to a sales and/or use tax. VAT is assessed by vendors operating in foreign countries. The tax was paid by e.Volve, a debtor subsidiary, directly to the assessing vendor who remits the tax to the Mexican Taxing Authority ("MTA"). e.Volve was exempt from incurring this tax. During fiscal 2002, the VAT receivable balance of $1.4 million was deemed to be uncollectible and written off to operating expenses. As of June 30, 2001, VAT receivable consists of amounts due from either the assessing vendor or MTA (as applicable).

6.   Restricted Cash

At June 30, 2002, there was no restricted cash. Restricted cash at June 30, 2001, represents one certificate of deposit (including accrued interest) that serves as collateral for a letter of credit in the amount of $75,000.

7.   Property and Equipment

During the fourth quarter of fiscal 2001, the Company made the decision to no longer transmit traffic for certain of its domestic and international routes, which were determined to be unprofitable, or low margin routes. As a result, certain network assets identified to be phased out of operations, were determined to be impaired. The Company recorded an impairment loss totaling $22.3 million during fiscal 2001 relating to such property and equipment. During fiscal 2002, as a result of the debtor subsidiaries filing for bankruptcy, the remaining property and equipment of the debtor subsidiaries was charged to net gain on liquidation of debtor subsidiaries.

Property and equipment consists of the following:

                                                     June  30,
                                 Useful      ---------------------------
                                  Life           2002           2001
                              ------------   ------------   ------------
Leasehold improvements          2-10 Yrs.    $     12,482   $    413,703
IRU fiber optic circuit          20 Yrs                 -      3,405,379
Other network equipment         3-5 Yrs.          301,712      3,516,539
Furniture and fixtures          3-7 Yrs           500,772        959,012
                                             ------------   ------------
                                                  814,966      8,294,633
Accumulated depreciation
  and amortization                               (288,191)    (2,595,056)
                                             ------------   ------------
                                             $    526,775   $  5,699,577
                                             ============   ============


During the years ended June 30, 2002, 2001 and 2000, depreciation and amortization expense totaled approximately $1.4 million, $4.9 million and $2.5 million, respectively.

At June 30, 2002, Novo Networks had no network equipment under capital leases due to the bankruptcy proceedings of our debtor subsidiaries. For further details regarding disclosure of collective lease terms, see footnote 11. At June 30, 2001, we had network equipment under capital leases with a cost of approximately $8.4 million and accumulated amortization of approximately $4.0 million.

8.   Equity Investments

Novo Networks has minority investments in development stage Internet and communications companies. We account for the majority of our investments using the equity method. During the fiscal years ended June 30, 2002, 2001 and 2000, we recorded equity losses totaling $1.7 million, $9.0 million and $5.2 million, respectively.

Due to declining market conditions, negative operating results of the investment companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, an impairment loss of $2.4 million and $10.8 million was recorded during fiscal 2002 and fiscal 2001, respectively. For those investments, which have been impaired completely, the Company will cease recording its share of losses incurred by the investee.

Equity investments consists of the following at June 30, 2002 and 2001:



                                                                                                  Balance at June 30,
                                                     % Ownership *         Accounting       ---------------------------
Company Name                                      Common    Preferred        Method             2002           2001
--------------------------------------------      ------    ---------      ----------       ------------   ------------
Gemini Voice Solutions (f/k/a PhoneFree.com)       17.2%      31.7%         Equity          $    264,751   $  1,617,161
ORB Communications & Marketing, Inc.               19.0%     100.0%         Equity                     -      2,772,614
FonBox, Inc.                                       14.0%      50.0%         Equity                     -              -
Launch Center 39                                    0.0%       2.1%         Cost                       -        386,997
Spydre Labs                                         5.0%       0.0%         Cost                       -              -
                                                                                            ------------   ------------
                                                                                            $    264,751   $  4,776,772
                                                                                            ============   ============

* The percentage ownership reflects Novo Networks' ownership percentage at June 30, 2002.

During fiscal 2002, Novo Networks received a cash distribution from Launch Center 39 of approximately $0.8 million, of which $0.4 million was recorded against the investment balance and $0.4 million in other income.

9.   Acquisition and Disposal of iGlobal

On March 10, 2000, Novo Networks issued an aggregate of 2,551,087 shares of common stock to the stockholders of iGlobal in exchange for all of the outstanding voting securities of iGlobal. In connection therewith, a total of 385,876 warrants and 580,678 options to purchase shares of common stock of iGlobal were converted into an aggregate of 139,378 warrants and 209,732 options to purchase shares of Novo Networks' common stock pursuant to the terms of each agreement. Allocation of consideration given for the purchase of 100% of iGlobal is as follows:

   Cost of investment                        $  85,352,404
   Add: Net liabilities acquired                 1,655,034
                                             -------------
   Excess attributed to goodwill             $  87,007,438
   Less: Value attributed to shares not         (2,073,877)*
   issued                                    -------------
   Adjusted excess attributed to goodwill       84,933,561
                                             =============

* The value of 71,513 shares to be issued was initially included in the cost of the investment. During fiscal 2001, it was determined that iGlobal did not meet the required performance criteria and the shares were not issued.

In addition to the amounts presented above, Novo Networks incurred approximately $0.4 million in transaction costs, which were capitalized in goodwill.

In March 2001, Novo Networks made the decision to dispose of its investment in iGlobal. On April 2, 2001, iGlobal filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code. In conjunction with the bankruptcy filing all of iGlobal's product offerings were discontinued or abandoned. As a result of the disposition, the Company recorded an impairment loss of $62.4 million during fiscal 2001 related to non-cash goodwill recorded in connection with the initial acquisition of iGlobal. The Company does not control the operations of iGlobal and, accordingly, has not included the accounts of iGlobal in its consolidated balance sheet. The iGlobal results of operations have been included from March 10, 2000, the date of acquisition, through April 2, 2001, the date of the bankruptcy filing. As a result of the disposition, the Company eliminated $3.7 million in assets excluding goodwill and $9.1 million in liabilities from its consolidated balance sheet. The Company believes it has no further liabilities or contingencies resulting from the iGlobal disposition.

The following unaudited pro forma financial information assumes the disposition of iGlobal took place at the beginning of each of the fiscal periods presented:

                                           For the Fiscal Year
                                             Ended June 30,
                                   -----------------------------------
                                         2001              2000
                                   ----------------  -----------------
   Revenues                        $     70,708,197  $    54,877,483
   Loss from operations, before
     other (income) expense        $   (172,005,844) $  (104,843,692)
   Net loss allocable to common    $   (183,616,089) $  (120,237,852)
     shareholders
   Net loss per share - (basic     $          (3.52) $         (3.10)
   and diluted)                    ================  ===============


10.  Reorganization And Restructuring Charge

In October of 2000, Novo Networks began execution of a plan to consolidate the assets, network and management of its wholly owned operating subsidiaries into a single broadband network and communication services company. The plan had a focus on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services offered, principally, digital subscriber line access and dial-up access. A reorganization and restructuring charge totaling approximately $3.9 million was recorded during fiscal 2001.

The restructuring charge of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million, (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and non-cash charges of $2.4 million, primarily for the write-down of impaired assets and the intrinsic value of stock options granted to a former employee as part of his separation agreement. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of retail Internet access services.

A summary of the completed and planned reorganization and restructuring activities follows:


                                        Reorganization        Fiscal        Balance at     Fiscal         Balance at
                                             and                2001         June 30,        2002           June 30,
                                        Restructuring       Utilization        2001       Utilization        2002
                                        --------------      -----------    ------------   -----------    ------------
Personnel severance                     $    1,487,543      $(1,487,543)   $          -   $         -    $          -
Property, plant & equipment                  1,374,498       (1,374,498)              -             -               -
Abandonment of leased facilities               646,389         (220,092)        426,297      (426,297)              -
Discontinuation and divestiture of
  retail Internet access operations            390,226         (390,226)              -             -               -
                                        --------------      -----------    ------------   -----------    ------------
                                        $    3,898,656      $(3,472,359)   $    426,297   $  (426,297)   $          -
                                        ==============      ===========    ============   ===========    ============



11.  Obligations Under Capital Leases

Novo Networks' debtor subsidiaries leased network equipment under certain non-cancelable capital leases, which are secured by certain property and equipment, see footnote 7. Terms of the leases called for monthly payments ranging from $479 to $89,211, including implicit rates ranging from 6.5% to 13.7% per annum. As a result of the bankruptcy filings during fiscal 2002, all capital lease obligations have been terminated. Novo Networks guaranteed one of its subsidiaries' non-cancelable capital lease commitments, which was settled as part of the bankruptcy proceedings for $0.7 million during fiscal 2002.

12.  Commitments and Contingencies

Operating Leases
----------------

The Company is a lessee under certain non-cancelable operating leases. Terms of the leases call for monthly payments ranging from $2,000 to $7,000. During the years ended June 30, 2002, 2001 and 2000, the Company incurred rental expense of approximately $1.0 million, $3.3 million and $2.6 million, respectively, pursuant to the operating leases detailed below. Future minimum lease payments under these non-cancelable operating leases are as follows:

     For the year ended June 30,

     2003                          $  166,197
     2004                              74,441
     2005                              57,453
                                   ----------
                                   $  298,091
                                   ==========


Litigation
----------

On June 17, 2002, Novo Networks and the liquidating trust filed a lawsuit against Qwest and John L. Higgins in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshall sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, Novo Networks and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion,
(iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship,
(iv) fraud, (v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, Novo Networks and the liquidating trust are seeking such actual consequential and punitive damages as may be awarded by a jury or other trier of fact. On August 14, 2002, Qwest filed a motion to stay the lawsuit and a demand for arbitration with the American Arbitration Association. A hearing has been scheduled on October 17, 2002, to determine the proper forum for the disputes to be heard. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit. Also, it currently is not possible to predict whether or not any counterclaims will be asserted by Qwest.

On August 28, 2002, Chad E. Coben, our Senior Vice President of
Finance and Corporate Development, initiated an arbitration proceeding against the Company with the American Arbitration Association. Mr. Coben has asserted that he has "good reason" under his employment agreement to resign and receive certain contractual payments totaling approximately $0.5 million.
According to Mr. Coben, the events that give rise to his ability to take such action are as follows: (i) that he no longer reports to any one of three individuals identified in his employment agreement,
(ii) that his duties and responsibilities changed in such a way as to constitute a material demotion, (iii) that Novo Networks failed to maintain an incentive bonus plan, and (iv) that we failed to pay a bonus of $90,000 to him during fiscal year 2002. Novo Networks has disputed the validity of Mr. Coben's claims, and we have denied that "good reason" exists for Mr. Coben's resignation. Mr. Coben has informed the Company that his resignation will be effective
October 31, 2002. Under the circumstances, we intend to vigorously defend ourselves in the arbitration proceeding. Since the process has not proceeded beyond the initial pleadings stage, no realistic assessment can be made with respect to potential exposure, except to refer to the amount of damages requested and note that, if Mr. Coben prevails, we could be required to pay his attorneys' fees.

     As previously reported, the bankruptcy court confirmed the amended plan of the debtor subsidiaries by an order dated March 14, 2002. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during fiscal 2002. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. No assurances can be given that claims brought against such third parties or Qwest will be successful or that those parties will not file one or more counterclaims. Also, as previously reported, our subsidiary iGlobal filed a voluntary petition under Chapter 7 of the bankruptcy code in the United States Bankruptcy Court for the Northern District of Texas on
April 2, 2001. It is not possible to predict the outcome of either iGlobal's bankruptcy proceedings or the administration of the debtor subsidiaries' amended plan or the effects of such efforts on our business or our non-debtor subsidiaries or the interests of creditors or stockholders.

The Company and its subsidiaries are involved in other legal proceedings from time to time, including those described above of which the Company believes, if decided adversely to the Company or its subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of the Company.


Employment Agreements
---------------------

The Company has entered into multi-year employment agreements or management contracts with four of its senior executives. These agreements mature at various times through April of 2004 and provide for annual salaries ranging between $157,600 and $190,000. In addition, certain of these employees were granted options to purchase Novo Networks' common stock. These options, if exercised, would represent the right to purchase 4,720,000 shares of common stock at various exercise prices ranging from $4.63 to $28.50 per option.

13.  Customer and Vendor Concentrations

The Company has concentrations of credit risk related to customers, and vendors as follows:

Customer Concentrations
-----------------------

During fiscal years 2002, 2001 and 2000, sales to Qwest represented 70%, 36% and 68% of total revenues, respectively. No other customer represented greater than 10% of total revenues during these fiscal periods.

Vendor Concentrations
---------------------

During fiscal years 2002, 2001 and 2000, the Company purchased
72%, 43% and 55% of its carrier and termination costs from four, three and two major vendors, respectively.

14.  Income Taxes

There is no provision for income tax expense since the Company incurred net losses for all periods presented. At June 30, 2002, the Company had net operating loss carryforwards ("NOLs") of approximately $69.1 million. The NOLs expire incrementally through 2021.

NOL's generated from operations prior to the Initial Transaction may be limited due to limitations on the annual amount of NOLs which can be utilized if certain changes in ownership occur. The
NOL's were reduced by $28.7 million in fiscal 2002 from the forgiveness of the debtor subsidiaries' liabilities pursuant to Internal
Revenue Code Section 108(b).

Deferred tax assets and liabilities for fiscal 2002 and fiscal 2001 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at June 30, 2002 and June 30, 2001, are as follows:


                                                      2002           2001
                                                  ------------   ------------
Deferred tax assets:
   Net operating loss carryforwards               $ 36,962,986   $ 25,662,120
   Accrued expenses                                     12,950        672,340
   Accounts receivable reserves                      1,333,220      1,871,286
   Investment basis difference                       7,840,076      6,515,973
   Fixed asset impairment                                    -      8,851,381
                                                  ------------   ------------
          Total gross deferred tax assets           46,149,232     43,573,100
   Less valuation allowance                        (45,984,270)   (40,724,151)
                                                  ------------   ------------
          Net deferred tax assets                      164,962      2,848,949
                                                  ------------   ------------

Deferred tax liabilities:
   Accelerated depreciation                            164,962      2,848,949
   Other                                                     -              -
                                                  ------------   ------------
          Total gross deferred tax liabilities         164,962      2,848,949
                                                  ------------   ------------

          Net deferred tax assets                 $          -   $          -
                                                  ============   ============






Net deferred tax assets at June 30, 2002, and June 30, 2001, have been fully offset by valuation allowances as it is more likely than not that the Company will not ultimately realize any benefits resulting from such NOLs. Deferred tax assets resulting from net operating losses include $3,445,046 relating to NOLs the company acquired through acquisitions.

A reconciliation setting forth the differences between the effective tax rate of the Company and the United States statutory rate is as follows:


                                                         2002                      2001                  2000
                                                  --------------------     --------------------   --------------------
Statutory federal income tax benefit              $  2,650,143     34%     $ 64,605,262    35%    $ 11,856,545     35%
State tax rate, net of federal benefit                 290,977      4%        3,691,729     2%         677,517      2%
Non-deductible expense                                 141,439      2%      (43,167,691)  (23%)     (3,902,583)   (11%)
Other                                                  822,347     10%        1,282,346     1%       3,455,046     10%
NOLs not benefited                                  11,982,248)   153%                -     -                -      -
NOL reduction under Section 108(b)                 (10,627,035)  (136%)               -     -                -      -
Decrease (increase) in valuation allowance          (5,260,119)   (67%)     (26,411,646)  (15%)    (12,086,525)   (36%)
                                                  ------------   -----     ------------ -----     ------------   -----
Effective rate, net                               $          -       -     $          -     -     $          -       -
                                                  ============   =====     ============ =====     ============   =====


15.  Stockholders' Equity

As of June 30, 2002, pursuant to the Amendment to the Amended and Restated Certificate of Incorporation of Novo Networks, Inc. dated November 13, 2000, the Company is authorized to issue 225,000,000 shares, consisting of (i) 200,000,000 shares of Common Stock, par value $0.00002 per share, and (ii) 25,000,000 shares of Preferred Stock, par value $0.00002 per share.

Preferred Stock
---------------

Our Board of Directors is authorized to establish and designate series of Preferred Stock, to fix the number of shares constituting each series, and to fix the designations and the preferences, limitations, and relative rights, including voting rights, of the shares of each series. As of June 30, 2002, the Company's Board of Directors had designated four series of Preferred Stock consisting of the following:

Series A Convertible Preferred Stock ($.00002 par value, 5,000 shares authorized, 0 shares issued and outstanding). Holders of Series A Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series A Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders.

Series B Convertible Preferred Stock ($.00002 par value, 25,000 shares authorized, 4,500 shares issued and outstanding). Holders of Series B Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series B Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A Convertible Preferred Stock.

7,000 shares of Series B Convertible Preferred Stock were issued on November 19, 1999, November 26, 1999 and December 15, 1999 at a price of $1,000 per share. The shares are convertible into common shares at a price of $13.80 per share, subject to certain anti-dilution adjustments. On March 13, 2000, 2,500 shares of Series B Preferred Stock were converted to 181,159 shares of common stock.

Series C Convertible Preferred Stock ($.00002 par value, 30,000 shares authorized, 14,570 shares issued and outstanding). Holders of Series C Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series C Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A and Series B Convertible Preferred Stock.

15,570 shares of Series C Convertible Preferred Stock were issued in a series of transactions that closed between January 6 and February 10, 2000 to 8 accredited investors, at a price of $1,000 per share. The shares are convertible into Common Stock at a price of $17.90 per share, subject to certain anti-dilution adjustments. During fiscal 2001, 1,000 shares were converted into 55,866 shares of Novo Networks common stock.

Series D Convertible Preferred Stock (50,000 shares authorized, 7,769 shares issued and outstanding). The par value of shares of Series D Convertible Preferred Stock is $0.00002 with a liquidation value of $1,000 per share. Holders of Series D Convertible Preferred Stock are entitled to vote on all matters to be voted on by the Company's stockholders. Each share of Series D Convertible Preferred Stock shall have one vote for each share of Common Stock into which it may be converted.

On December 5, 2000, the Company issued 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of the Company's common stock for approximately $7.0 million in cash and a minority interest in a private communications company. The shares of Series D Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $7.00 per share. The Company has assigned no value to the minority interest received in this transaction, and has treated the issuance of the 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of common stock as a single transaction. During fiscal 2002 and 2001 an additional 444 and 325 shares of Series D Convertible Preferred Stock were issued for payment of dividends, respectively.

As a result of the beneficial conversion rates applied to the Series B, Series C and Series D Preferred Stock, the Company recorded imputed non-cash preferred dividends totaling approximately $2.3 million and $10.4 million in fiscal 2001 and 2000, respectively.

Stock Options

On September 22, 1999, as part of the Agreement and Plan of Reorganization entered into in connection with the Initial Transaction, see footnote 1, the Company adopted a new share option plan, the 1999 Omnibus Securities Plan, (the "1999 Plan") for its employees, officers, directors and consultants. The share option plans of e.Volve and AxisTel were terminated. The
1999 Plan provides for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by the Company's Board of Directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the Plan is 15% of the total outstanding common stock, provided that no more than 4 million options can be "incentive" stock options. Additionally, during fiscal 2000 the Company issued options outside of the 1999 Plan.

In December of 2000, the Company adopted a new share option plan, the 2001 Equity Incentive Plan, (the "2001 Plan") for its employees and officers. The 2001 Plan provides for the grant of a maximum of 12 million incentive stock options that expire no later than ten years after the date the stock option is granted. A summary of activity for the fiscal year ended June 30, 2002, is presented below:


                                             2001 Plan           1999 Plan          Non-Plan           e.Volve Plan
                                        ------------------- ------------------- ------------------- -------------------
                                                  Weighted            Weighted            Weighted            Weighted
                                                   Average             Average             Average             Average
                                         Number   Exercise   Number   Exercise   Number    Exercise  Number   Exercise
                                        of Shares   Price   of Shares   Price   of Shares   Price   of Shares   Price
                                        --------- --------- --------- --------- --------- --------- --------- ---------
Options Outstanding at June 30, 1999            - $       -         - $       -         - $       -       780 $3,274.04
                                        ========= ========= ========= ========= ========= ========= ========= =========
-----------------------------------------------------------------------------------------------------------------------
Options Granted
  At Fair Market Value                          - $       - 3,282,997 $   15.34 9,493,000 $   22.89         - $       -
  Below Fair Market Value                       -         -   766,666      8.13   191,574     12.00         -         -
Options Exercised                               -         -         -         -         -         -         -         -
Options Cancelled                               -         -         -         -         -         -       780  3,274.04
                                        ---------           ---------           ---------           ---------
Options Outstanding at June 30, 2000            - $       - 4,049,663 $   13.98 9,684,574 $   22.68         - $       -
                                        ========= ========= ========= ========= ========= ========= ========= =========
Options exercisable at June 30, 2000            - $       -   450,000    $11.50         - $       -         - $       -
                                        ========= ========= ========= ========= ========= ========= ========= =========
Weighted average fair value of
  options granted during fiscal 2000              $       -           $    8.14           $   17.66           $       -
                                                  =========           =========           =========           =========
-----------------------------------------------------------------------------------------------------------------------
Options Granted
  At Fair Market Value                 10,227,163 $    4.63 1,138,499 $    8.69         - $       -         - $       -
  Below Fair Market Value                       -         -         -         -         -         -         -         -
Options Exercised                               -         -         -         -         -         -         -         -
Options Cancelled                       3,281,038      4.63 1,874,997      4.66 3,430,667     23.00         -         -
                                        ---------           ---------           ---------           ---------
Options Outstanding at June 30, 2001    6,946,125 $    4.63 3,313,165 $   13.24 6,253,907 $   22.50         - $       -
                                        ========= ========= ========= ========= ========= ========= ========= =========
Options exercisable at June 30, 2001    4,644,625 $    4.63 1,720,163 $   11.97 4,519,858 $   22.77         - $       -
                                        ========= ========= ========= ========= ========= ========= ========= =========
Weighted average fair value of
  options granted during fiscal 2001              $    4.63           $    4.84           $       -           $       -
                                                  =========           =========           =========           =========
-----------------------------------------------------------------------------------------------------------------------
Options Granted
  At Fair Market Value                          - $       -         - $       -         - $       -         - $       -
  Below Fair Market Value                       -         -         -         -         -         -         -         -
Options Exercised                               -         -         -         -         -         -         -         -
Options Cancelled                       2,819,125      4.63 1,991,665      8.87 2,695,333     23.00         -         -
                                        ---------           ---------           ---------           ---------
Options Outstanding at June 30, 2002    4,127,000 $    4.63 1,321,500 $   19.84 3,558,574 $   21.73         - $       -
                                        ========= ========= ========= ========= ========= ========= ========= =========
Options exercisable at June 30, 2002    2,906,000 $    4.63 1,009,540 $   18.61 2,691,550 $   22.23         - $       -
                                        ========= ========= ========= ========= ========= ========= ========= =========
Weighted average fair value of
  options granted during fiscal 2002              $       -           $       -           $       -           $       -
                                                  =========           =========           =========           =========

</TABLE




At June 30, 2002, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

                                                   Options Outstanding                  Options Exercisable
                                        -----------------------------------------    ------------------------
                                                       Weighted     Weighted         Weighted
                                          Number        Average     Average            Number        Average
                 Option Price               of         Exercise     Remaining           of          Exercise
                    Range                 Shares         Price   Contractual Life     Shares          Price
               ---------------          ---------      --------  ----------------    ---------      ---------
2001 Plan      $2.50 to $5.00           4,127,000      $   4.63     8.54 years       2,906,000      $    4.63

1999 Plan      $2.50 to $5.00              11,500      $   4.63     8.54 years           2,875      $    4.63
               $5.01 to $10.00            550,000      $  10.00     7.27 years         500,000      $   10.00
               $10.01 to $15.00            10,000      $  15.00     7.29 years           6,665      $   15.00
               $15.01 to $20.00            75,000      $  17.00     8.01 years          50,000      $   17.00
               $25.01 to $30.00           675,000      $  28.50     7.71 years         450,000      $   28.50

Non-Plan       $10.01 to $15.00           191,574      $  12.00     7.71 years         127,716      $   12.00
               $15.01 to $20.00           200,000      $  18.00     7.79 years         133,334      $   18.00
               $20.01 to $25.00         3,167,000      $  23.00     7.75 years       2,430,500      $   23.00

</TABLE



The Company follows APB 25 in accounting for its stock options, and, accordingly, in fiscal 2000, recorded deferred compensation of approximately $3.3 million equal to the intrinsic value of options granted to employees that had an exercise price lower than the market price of the underlying stock on the day of the grant. The deferred compensation is being amortized over the related vesting periods and the amortization is included in selling, general and administrative expenses in the statement of operations. During fiscal periods 2002, 2001 and 2000, amortization of deferred compensation totaled approximately $0.4 million, $0.8 million and $2.0 million respectively. At June 30, 2002, we had $31,944 in remaining deferred compensation.

The Company has adopted the disclosure-only provision of SFAS
123, "Accounting for Stock Based Compensation." SFAS 123 requires pro forma information be presented as if the Company had accounted for the stock options granted during the fiscal periods presented using the fair value method. We did not grant any stock options during fiscal 2002. The fair value for options granted during fiscal 2001 and 2000, respectively, was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      Fiscal         Fiscal
                                       2001           2000
                                   ------------   ------------
     Expected volatility               280.0%         60.0%
     Risk-free interest rate             4.5%          6.1%
     Dividend yield                      0.0%          0.0%
     Expected life (years)               8.2           8.3

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period. The Company's pro forma information relative to the 2001
Plan and 1999 Plan is as follows:


Pro forma net loss                                            Fiscal 2002         Fiscal 2001         Fiscal 2000
                                                            --------------      --------------      --------------
  Net loss allocable to common shareholders as reported     $   (8,397,969)     $ (184,189,204)     $  (44,283,794)
  Additional compensation expense under SFAS 123               (17,831,911)        (76,692,199)        (17,471,952)
                                                            --------------      --------------      --------------
  Net loss allocable to common shareholders, pro forma      $  (26,229,880)     $ (260,881,403)     $  (61,755,746)
                                                            ==============      ==============      ==============

  Net loss per share, pro forma                             $        (0.50)     $        (5.00)     $        (1.59)
  Net loss per share, basic and diluted, as reported        $        (0.16)     $        (3.53)     $        (1.14)


Common Stock Issued in Settlement of Accounts Payable
-----------------------------------------------------

During fiscal 2000, the Company issued 426,799 shares of common stock to three vendors for settlement of accounts payable. The shares were issued at a discount below market value and resulted in a charge to selling, general and administrative expense of approximately $2.8 million.

Warrants and Options Issued in Connection with the iGlobal
Acquisition
----------------------------------------------------------

In connection with the iGlobal acquisition on March 10, 2000, the Company issued 139,378 warrants to purchase shares of common stock of the Company to holders of iGlobal warrants. The warrants have exercise prices of $0.01384 and $9.6899 and expire in fiscal
2004 through 2006. The fair value of the warrants on March 10, 2000, of approximately $3.8 million was included in the initial cost of the iGlobal acquisition. Additionally, the Company issued 209,732 options to purchase Novo Networks stock in exchange for fully vested options of iGlobal. The fair value of the options on March 10, 2000, of approximately $5.5 million has also been included in the initial cost of the iGlobal acquisition. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model.

Call Options
------------

During fiscal 2000, Novo Networks entered into Issuer Stock
Option Agreements ("Call Options") with two senior officers of the Company. The Call Options grant Novo Networks the option to acquire a combined 700,000 shares of common stock of the Company at exercise prices of $15 to $20 per share based on the date exercised. The Call Options expired in September of 2001, unexercised. The Company has accounted for the purchase of the Call Options as an equity instrument and, accordingly, recorded a reduction to additional paid in capital of $0.2 million, the combined purchase price of the call options.

16.  Related Party Transactions

Sales to Affiliates
-------------------

During fiscal 2002, there were no sales to affiliates. During fiscal 2001 and fiscal 2000, sales to Gemini Voice totaled approximately $0.1 million and $0.2 million, respectively. Sales to ICT during fiscal 2000 totaled $47,225. Such transactions occurred in the normal course of business.

Administrative Expenses
-----------------------

Novo Networks provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the bankruptcy court. The agreement provided that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of June 30, 2002, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.5 million. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

In September of 1999, the Company entered into a Management Services Agreement with HW Partners to perform various operational and administrative services for eVentures. Barrett Wissman, Novo
Networks' President, is the sole manager of HW Partners. Novo
Networks incurred approximately $0.1 million in expense pursuant to this agreement during fiscal 2000.

During fiscal 2002, Novo Networks paid a former e.Volve employee approximately $64,000 for consulting services. In February of 2000, the Company paid a former majority shareholder of e.Volve approximately $0.1 million for consulting services.

Notes Receivable From Shareholders
----------------------------------

In March of 2000, 15 employees of iGlobal exercised 524,436 options to purchase common stock of iGlobal by the use of a note payable to iGlobal. At June 30, 2000, the aggregate notes receivable totaled approximately $1.0 million. The notes receivable bore interest at 8.5%, were secured by the common stock of Novo
Networks received in the acquisition (189,426 common shares), and were due on April 15, 2001. During fiscal 2001, Novo Networks collected $96,984 in principal from one former iGlobal employee and foreclosed on the remaining $0.9 million, representing
171,911 shares of Novo Networks common stock.

Notes Receivable From Affiliate

-------------------------------

In June of 2000, Novo Networks advanced $0.1 million to CallRewards pursuant to two promissory notes. During fiscal 2001, the Company advanced an additional $84,096. In September of 2000, CallRewards merged with a subsidiary of Gemini Voice and the notes were converted into 103,340 additional shares of Gemini Voice common stock.

Equipment Purchase
------------------

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

17.  Unaudited Quarterly Results of Operations

The following table presents unaudited summary data relating to the Company's results of operations for each quarter of the fiscal years ended June 30, 2002, 2001 and 2000:




                                                   For the Fiscal Year Ended June 30, 2002
                              ----------------------------------------------------------------------------
                               First Quarter       Second Quarter*     Third Quarter*      Fourth Quarter
                              ---------------     ----------------    ---------------     ----------------
Revenues                      $     8,687,677     $      1,799,305    $             -     $              -
Loss from operations before
  other income and expense    $    (7,485,041)    $     (6,326,113)   $    (1,958,837)    $     (6,932,404)
Net income (loss)             $    (7,655,136)    $      8,412,975    $    (4,128,002)    $     (5,027,806)
Net income (loss) per share
  (basic and diluted)         $         (0.14)    $           0.16    $         (0.08)    $          (0.10)
Avg. shares outstanding
  (basic and diluted)              52,323,701           52,323,701         52,323,701           52,323,701
----------------------------------------------------------------------------------------------------------
                                                    For the Fiscal Year Ended June 30, 2001
                              ----------------------------------------------------------------------------
                               First Quarter       Second Quarter*     Third Quarter*      Fourth Quarter
                              ---------------     ----------------    ---------------     ----------------
Revenues                      $    18,597,027     $     20,593,654    $    19,749,715     $     13,091,158
Loss from operations before
  other income and expense    $   (12,356,818)    $    (18,756,695)   $  (125,133,484)    $    (16,224,528)
Net loss                      $   (16,193,938)    $    (22,294,775)   $  (127,280,871)    $    (18,419,620)
Net loss per share
  (basic and diluted)         $         (0.31)    $          (0.43)   $         (2.43)    $          (0.36)
Avg. shares outstanding
  (basic and diluted)              51,989,562           52,121,108         52,462,631           52,323,701

----------------------------------------------------------------------------------------------------------
                                                    For the Fiscal Year Ended June 30, 2000
                              ----------------------------------------------------------------------------
                               First Quarter       Second Quarter*     Third Quarter*      Fourth Quarter
                              ---------------     ----------------    ---------------     ----------------
Revenues                      $     8,675,719     $     13,986,119    $    16,308,494     $     16,383,698
Loss from operations before
  other income and expense    $    (1,869,833)    $     (7,582,919)   $    (6,029,949)    $    (13,298,876)
Net loss                      $    (3,312,319)    $     (8,802,914)   $   (17,817,987)    $    (14,350,574)
Net loss per share
  (basic and diluted)         $         (0.20)    $          (0.20)   $         (0.38)    $          (0.36)
Avg. shares outstanding
  (basic and diluted)              16,547,331           44,309,461         46,512,853           39,862,706



     * For our debtor subsidiaries, the financial statements for the second and third quarters of the current fiscal year were prepared in accordance with accounting principles generally accepted in the United States of America applicable to a liquidating entity. All debtor subsidiaries' assets were stated at estimated realizable values. Similarly, liabilities were reflected at estimated settlement amounts, subject to the approval of the bankruptcy court, with those secured by specific assets being offset against such liabilities, as allowed.

18.  Pro Forma Financial Data (Unaudited)

In September and October of 1999, the Company acquired all of the outstanding shares of AxisTel and the remaining 33.3% of e.Volve
(see Note 1). On March 10, 2000, the Company acquired 100% of iGlobal (see Note 9).

Set forth below is the Company's unaudited pro forma condensed statement of operations for the fiscal year ended June 30, 2000, as though the above transactions had occurred on July 1, 1999:

                                   For the Fiscal Year Ended
                                         June 30, 2000
                                   -------------------------
     Revenues                           $62,149,705
     Net loss allocable to
       common shareholders              $61,306,411
     Net loss per share                    ($1.18)


The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the transactions referred to above occurred on July 1, 1998, respectively, or of future results.

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


  Board of Directors and Stockholders
  Novo Networks, Inc.:

       In connection with our audit of the consolidated financial statements of Novo Networks, Inc. and subsidiaries referred to in our report dated September 6, 2002, which is included in the annual report to stockholders in Part II of this Form 10-K, we have also audited Schedule II at June 30, 2002 and for the year then ended. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.



  Dallas, Texas
  September 6, 2002

              NOVO NETWORKS, INC. and SUBSIDIARIES
                           Schedule II
         Valuation and Qualifying Accounts and Reserves





                                     Balance        Charged                            Balance
                                       at           to Costs                             at
                                    Beginning         and              Deductions/     End of
                                    of Period       Expenses           Writeoffs       Period
                                   -----------    ------------        ------------   ------------
Allowance for doubtful accounts:
  Year ended June 30, 2000         $         -    $    793,900        $          -    $   793,900

  Year ended June 30, 2001         $   793,900    $  4,038,479        $   (242,732)   $ 4,589,647

  Year ended June 30, 2002         $ 4,589,647    $  6,063,299        $(10,652,946)   $         -


Reserve for notes and other receivables:
  Year ended June 30, 2000         $         -    $          -        $          -    $         -

  Year ended June 30, 2001         $         -    $          -        $          -    $         -

  Year ended June 30, 2002         $         -    $  3,603,299        $          -    $ 3,603,299


                        INDEX TO EXHIBITS

  EXHIBIT                                                FILED
  NUMBER                  DESCRIPTION                   HEREWITH
 --------  -----------------------------------------  -----------

 21.1      Subsidiaries of Novo Networks, Inc.             X

 23.1      Consent of Grant Thornton LLP                   X

 23.2      Consent of Arthur Andersen LLP                  *

 23.3      Consent of BDO Seidman, LLP                     X

 24        Power of Attorney                              See
                                                       Signature
                                                         Pages

-----------------------
*  Not available.