Form 10-Q
period 2002-09-30
NOVO NETWORKS INC
filed 2002-11-15
CIK 826773

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

                           (Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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


               2311 Cedar Springs Road, Suite 400
                       DALLAS, TEXAS 75201
             (Address of principal executive offices)

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
Yes   X    No
     ----    ----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

On November 11, 2002, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                       NOVO NETWORKS, INC.

                   QUARTERLY REPORT FORM 10-Q
                              INDEX



                                                       PAGE NO.
PART I:   FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Consolidated Balance Sheets as of
       September 30, 2002 and June 30, 2002.............  3

       Consolidated Statements of Operations
       for the three months ended September
       30, 2002 and 2001................................  4

       Consolidated Statements of Cash Flows
       for the three months ended September
       30, 2002 and 2001................................  5

       Notes to Consolidated Financial Statements.......  6

  Item 2. Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations................... 10

  Item 3. Quantitative and Qualitative
            Disclosures About Market Risk............... 19

  Item 4. Controls and Procedures....................... 19


PART II:    OTHER INFORMATION

  Item 1. Legal Proceedings............................. 19

  Item 2. Changes in Securities and Use of Proceeds..... 20

  Item 3. Defaults Upon Senior Securities............... 20


  Item 4. Submission of Matters to a Vote of
            Securities Holders.......................... 20

  Item 5. Other Information............................  20

  Item 6. Exhibits and Reports on Form 8-K.............  20

SIGNATURES.............................................  21

CERTIFICATIONS.........................................  22

                       NOVO NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 2002    June 30, 2002
                                                                 ------------------  ------------------
<s>                                                              <c> (unaudited)     <c>
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $        9,213,992  $        9,871,305
  Note receivable and other receivables,
     net of allowance ($3,724,760 and $3,603,299, respectively)                   -                   -
  Prepaid expenses                                                          206,806             275,324
                                                                 ------------------  ------------------
                                                                          9,420,798          10,146,629
                                                                 ------------------  ------------------

LONG-TERM ASSETS
  Prepaid expenses                                                          147,049             187,153
  Deposits                                                                    5,745               5,745
  Property and equipment, net                                               500,547             526,775
  Equity investments                                                              -             264,751
                                                                 ------------------  ------------------
                                                                            653,341             984,424
                                                                 ------------------  ------------------
                                                                 $       10,074,139  $       11,131,053
                                                                 ==================  ==================

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $           12,142  $           28,335
  Accrued other                                                           1,678,527           1,841,465
  Customer deposits                                                           2,000               2,000
                                                                 ------------------  ------------------
                                                                          1,692,669           1,871,800
                                                                 ------------------  ------------------

COMMITMENTS AND CONTINGENCIES                                                     -                   -

STOCKHOLDERS' EQUITY

  Preferred stock, $0.00002 par value, $1,000 liquidation
     preference per share,   authorized 25,000,000, issued and
     outstanding 26,999 and 26,839,
     liquidation value - $26,999,000 and $26,839,000, respectively                -                   -
  Common stock, $0.00002 par value, authorized 200,000,000,
     issued and outstanding, 52,323,701                                       1,050               1,050
  Additional paid-in capital                                            256,671,658         256,511,879
  Accumulated deficit                                                  (248,291,238)       (247,221,732)
  Deferred compensation                                                           -             (31,944)
                                                                 ------------------  ------------------
                                                                          8,381,470           9,259,253
                                                                 ------------------  ------------------
                                                                 $       10,074,139  $       11,131,053
                                                                 ==================  ==================



The accompanying notes are an integral part of these financial statements.

                               NOVO NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  For the three months ended
                                                          September 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
Revenues                                          $          -   $  8,687,677

Operating expenses:
  Direct costs                                               -      9,537,886
  Selling, general and administrative expenses         724,026      5,868,680
  Impairment loss                                            -        121,932
  Depreciation and amortization                         37,862        644,220
                                                  ------------   ------------
                                                       761,888     16,172,718
                                                  ------------   ------------
Loss from operations, before
     other (income) expense                           (761,888)    (7,485,041)

Other (income) expense:
  Interest (income) expense, net                       (81,468)        40,405
  Equity in loss of investments                        264,751        419,292
  Foreign currency loss                                      -          6,433
  Other                                                (35,444)      (445,789)
                                                  ------------   ------------
                                                       147,839         20,341
                                                  ------------   ------------
Net loss                                              (909,727)    (7,505,382)

Series D preferred dividends                          (159,779)      (147,610)
                                                  ------------   ------------

Net loss allocable to common shareholders         $ (1,069,506)  $ (7,652,992)
                                                  ============   ============

Net loss per share - (basic and diluted)          $      (0.02)  $      (0.15)
                                                  ============   ============
Weighted average number of shares
     outstanding - (basic and diluted)              52,323,701     52,323,701
                                                  ============   ============


The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)



                                                       For the three months ended
                                                                September 30,
                                                       ---------------------------
                                                           2002           2001
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $   (909,727)  $ (7,505,382)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                           37,862        644,220
     Other non-cash charges and credits:
       Stock-based compensation                              31,944        134,569
       Bad debt expense                                     121,461      2,460,000
       Equity in loss of investments                        264,751        419,292
       Loss on sale of property and equipment                     -          1,373
       Impairment loss                                            -        121,932
     Change in operating assets and liabilities:
       Accounts receivable                                        -     (1,684,586)
       Note receivable and other receivables               (121,461)             -
       Prepaid expenses                                     108,622       (224,332)
       VAT receivable                                             -       (331,447)
       Restricted cash                                            -         (7,345)
       Accounts payable                                     (16,193)     5,905,932
       Accrued other                                       (162,938)        17,876
       Accrued interest payable                                   -         60,466
       Customer deposits and deferred revenues                    -       (259,693)
                                                       ------------   ------------
Net cash used in operating activities                      (645,679)      (247,125)
                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits made                                                  -        (15,517)
   Purchase of property and equipment                       (11,635)             -
   Sale of property and equipment                                 -         87,235
   Distributions from investments                                 -        386,997
                                                       ------------   ------------
Net cash (used in) provided by investing activities         (11,635)       458,715
                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                     -       (546,041)
                                                       ------------   ------------
Net cash used in financing activities                             -       (546,041)
                                                       ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (657,314)      (334,451)
CASH AND CASH EQUIVALENTS, beginning of year              9,871,305     16,696,537
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                 $  9,213,992   $ 16,362,086
                                                       ============   ============

----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

   Cash paid for interest                              $          -   $    130,224
                                                       ============   ============
   Cash paid for taxes                                 $          -   $          -
                                                       ============   ============









The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business


(a)  General

Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network. References to "Novo Networks," "Company", "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of these operating subsidiaries and the registrant under the Securities Exchange Act of 1934. Prior to September 22, 1999, Novo Networks was a publicly held company with no material operations. The Company was formerly known as eVentures Group, Inc., and prior thereto, as Adina, Inc., which was incorporated in Delaware on June 24, 1987.

During fiscal 2002, our principal operating subsidiaries filed voluntary petitions under Chapter 11 of the bankruptcy code, described more fully below. We will refer to the subsidiaries that have filed bankruptcy proceedings under Chapter 11 of the bankruptcy code as our "debtor subsidiaries" throughout this Report. At present, our debtor subsidiaries are pursuing a plan of complete liquidation confirmed by the bankruptcy court.

Due to the ongoing liquidation of substantially all of our debtor subsidiaries' assets, we currently have no operations or revenues. We are not providing any products or services of any kind (including telecommunications services) to any customers.

(b)  Bankruptcy Proceedings

On April 2, 2001, another one of our subsidiaries, iGlobal filed a voluntary petition for protection under Chapter 7 of the bankruptcy code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as Novo Networks' inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the Chapter 7 filing, Novo Networks recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal.

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Delaware, in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.


                                                   Status as of      Subject to
                                         Date      November 11,    Bankruptcy Plan
        Wholly Owned Subsidiary        Acquired        2002*       or Proceedings?
  ----------------------------------- -----------  -------------  ----------------
  Novo Networks Operating Corp.        2/8/00**    Inactive        Yes, Chapter 11

  AxisTel Communications, Inc.          9/22/99    Inactive        Yes, Chapter 11

  Novo Networks International           9/22/99    Inactive        Yes, Chapter 11
    Services, Inc.

  Novo Networks Global Services, Inc.   9/22/99    Inactive        Yes, Chapter 11





                                                   Status as of      Subject to
                                         Date      November 11,    Bankruptcy Plan
        Wholly Owned Subsidiary        Acquired        2002*       or Proceedings?
  ----------------------------------- -----------  -------------  ----------------
  Web2Dial Communications, Inc.         9/22/99    Inactive              No

  Novo Networks Metro Services, Inc.    9/22/99    Inactive        Yes, Chapter 11

  Novo Networks Metro Services          9/22/99    Inactive              No
    (Virginia), Inc.

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

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, after that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest Communications Corporation and its affiliates ("Qwest"), a determination was made that the continued viability of the debtor subsidiaries was not realistic, and a decision was made to amend the plan. The amended plan and disclosure statement were filed with the bankruptcy court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the bankruptcy code, instead of a reorganization as previously planned.

On January 14, 2002, the bankruptcy court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the bankruptcy court confirmed the amended plan of the debtor subsidiaries, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by Novo Networks in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. During the quarter ended September 30, 2002, we provided additional funding of $0.1 million to the trust. No assurance can be given that our debtor subsidiaries will be successful in liquidating substantially all of their assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest as disclosed in the amended plan and disclosure statement.

(c)  Litigation against Qwest

On June 17, 2002, Novo Networks and the liquidating trust filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and Mr. John L. Higgins, a former employee and consultant. For further details regarding this lawsuit, see Part II, "Item 1. Legal Proceedings." No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to the benefit of Novo Networks.

2.   Liquidity And Capital Resources

At September 30, 2002, we had consolidated current assets of $9.4 million, including cash and cash equivalents of approximately $9.2 million and $7.7 million of net working capital. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand.

As discussed in footnote 1, our debtor subsidiaries have filed bankruptcy proceedings under Chapter 11 of the bankruptcy code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased the credit facility to approximately $1.9 million, which had been advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the bankruptcy code. This credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien pursuant to the bankruptcy code on substantially all of the debtor subsidiaries' assets. The facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the bankruptcy court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, accrued interest and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, payments to an employee, accrued interest and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

For the first six months of the fiscal year ended June 30, 2002, two of Novo Networks' indirect wholly-owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations effective September of 2001 and December of 2001, respectively. Since the latter date, neither Novo Networks nor any of the debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. During fiscal 2002, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' plan of liquidation, certain causes of action have been brought against Qwest.

We currently anticipate that we will not generate any revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis and (ii) uncertainties surrounding our plan to explore other potential opportunities. As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only source of funding will likely be cash on hand. Consequently, failure to implement a new business plan will jeopardize Novo Networks' ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of
(i) our debtor subsidiaries through the liquidation process, (ii) ongoing general and administrative expenses of Novo Networks and
(iii) the undetermined capital requirements relating to our plan to explore other opportunities.

3.   General

The accompanying consolidated financial statements as of and for the three month periods ended September 30, 2002 and 2001, have been prepared by the Company, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission ("SEC"). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of the Company's operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries not currently in liquidation.

The consolidated financial statements for Novo Networks and our subsidiaries that are not involved in bankruptcy proceedings have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls the assets of the debtor subsidiaries. For further details regarding the bankruptcy proceedings, see footnote 1. We have recorded an accrual of approximately $1.2 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Certain fiscal 2002 balances have been reclassified for comparative purposes to be consistent with the fiscal 2003 presentation. Such reclassifications have no impact on reported net loss. All significant inter-company accounts have been eliminated.

4.   Long-lived Assets

The Company's long-lived assets consist of property and equipment. The Company evaluates impairment of its long-lived assets in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by the Company. No impairment losses were recorded during the three months ended September 30, 2002. During the three months ended September 30, 2001, certain network elements were rejected as part of the bankruptcy proceedings, resulting in an impairment charge of $0.1 million. During fiscal 2002, long-lived assets related to the debtor subsidiaries were written off by recording a charge of approximately $7.4 million to the net gain on liquidation of debtor subsidiaries account.

Property and equipment consists of leasehold improvements, computer equipment and furniture and fixtures. Each class of assets is depreciated over its estimated useful life using the straight-line method.

5.   Net Loss Per Share

SFAS No. 128, "Earnings Per Share" ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented for the effects of stock options, warrants and convertible debentures, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive, an additional 18,924,628 shares of common stock would have been included in the diluted earnings per share calculation for the quarter ended September 30, 2002. For purposes of computation of EPS, the shares issued for the acquisition of 67% of e.Volve (11,365,614 shares during 1999) were deemed to have been in existence for the entire period.

6.   Equity Investments

We have minority equity investments in development stage Internet and communications companies. We account for the majority of our investments using the equity method. For the three months ended September 30, 2002, our proportionate share of equity losses totaled approximately $0.3 million. We anticipate that our strategic investments will continue to incur operating losses, however we do not expect to record future charges to earnings as we have recorded our proportionate share of such losses incurred by the investee up to the cost of that investment. Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these investments, we have recorded impairment losses of $13.2 million in prior fiscal periods. For those equity investments, which have been impaired completely, we ceased recording our share of losses incurred by the investee.

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

Forward-looking statements include, without limitation, the following:

     * statements regarding our future capital requirements and our ability to satisfy our capital needs;
     * statements regarding our ability to continue as a going concern;
     * statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;
     * statements regarding our ability to collect amounts owed by Qwest and other third parties and to successfully pursue causes of action against Qwest and other third parties;
     * statements regarding the estimated liquidation value of assets and settlement amounts of liabilities;
     * statements regarding our ability to successfully redeploy our remaining cash assets, if any, by entering new sectors or industries; and
     * statements that contain words like "believe," "anticipate," "expect" and similar expressions are also used to identify forward-looking statements.

You should be aware that these forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

     * uncertainties in the implementation of the amended plan and the liquidation of substantially all of the remaining assets of our debtor subsidiaries;
     * our ability to successfully prosecute claims against Qwest and other third parties;
     * risks associated with our pursuit of other business opportunities;
     * risks associated with not having any current operations or revenues;
     * risks that, after the completion of the amended plan, our remaining resources will limit our ability to pursue other opportunities to a single investment;
     * risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;
     * risks associated with competition in the sectors or industries that we may enter; and
     *    changes in the laws and regulations that govern us.

This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this report and the risks discussed in the "Business Considerations" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2002, filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview

Due to the lack of stability in the capital markets, and sharp downturns in both the telecommunications industry and the economy as a whole, we did not raise the additional capital required to complete the build-out of our subsidiaries' global broadband network. Following this shift in market conditions during fiscal 2001, we re-assessed our business plans and undertook a strategic review of our businesses. Faced with a continuing deterioration of our subsidiary businesses and a calamitous downturn in the telecommunications sector generally, our Board of Directors determined that it was appropriate for certain of our operating subsidiaries to seek bankruptcy protection. During fiscal 2002, our operating subsidiaries filed voluntary petitions under Chapter 11 of the bankruptcy code. For further details regarding such filings, see footnote 1(b) entitled "Business - Bankruptcy Proceedings" in the financial statements. At this same time, we announced that we were exploring the option of diversifying our business by entering into other lines of business.

As of September 30, 2002, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until we promulgate and implement a new business plan. We cannot predict when or if such a plan will be put into place, what it may entail or whether we will be successful in such a new business venture.

During the three months ended September 30, 2002, no revenue was generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us and (ii) uncertainty surrounding our plans to explore other opportunities. For the three months ended September 30, 2001, revenues were generated by AxisTel and e.Volve. e.Volve's only significant customer was Qwest, which accounted for approximately 64% of consolidated revenues for the three months ended September 30, 2001. Subsequent to September 30, 2001, AxisTel and e.Volve ceased all operations, and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with such services are being liquidated.

We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the amended plan, substantially all of the telecommunications assets of the debtor subsidiaries are being sold and they will be unable to provide such services in the future.

Basis of Presentation

The accompanying consolidated financial statements for the three months ended September 30, 2002, include the accounts of Novo Networks and our non-debtor subsidiaries. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002. The financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern.

For the three months ended September 30, 2001, the consolidated financial statements include Novo Networks and our wholly owned subsidiaries, including the debtor subsidiaries. The debtor subsidiary financial statements were prepared in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." On July 30, 2001, our principal operating subsidiaries, including AxisTel and e.Volve and certain of their subsidiaries, filed voluntary petitions for protection under Chapter 11 of the bankruptcy code. During three months ended September 30, 2001, all of the revenues and direct costs reflected in our consolidated financial statements resulted from the operations of e.Volve and AxisTel.

Revenues. For the quarter ended September 30, 2002, there were no revenues generated. Historically, we derived substantially all of our consolidated revenues from the sale of telecommuncations services of AxisTel and e.Volve, two of our indirect wholly-owned operating subsidiaries. For the quarter ended September 30, 2001, e.Volve's only significant customer was Qwest, which accounted for approximately 64% of consolidated revenues. These subsidiaries ceased operations in connection with their bankruptcy filings, effective September of 2001 and December of 2001, respectively. Since that date, neither we nor our debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. We currently do not anticipate that AxisTel, e.Volve or any of the debtor subsidiaries will have revenue from telecommunications or any other services.

We do not expect to generate any revenues from operations until we successfully redeploy some or all of our remaining cash assets, if at all. No assurances can be given that we will ever generate revenues from operations in the future.

DIRECT COSTS. For the quarter ended September 30, 2002, there were no direct costs incurred. Historically, direct costs included per minute termination charges, lease payments and fees for fiber optic cable.

For the three months ended September 30, 2001, we provided wholesale telecommunication services from the United States of America to Mexico through e.Volve's operations. The majority of e.Volve's termination fees and certain fiber optic lease payments were payable in Mexican pesos. As a result, e.Volve was exposed to risks associated with fluctuations in the exchange rate between the Mexican peso and the United States dollar. We did not maintain financial hedges against the effects of such fluctuations. Since December of 2001, e.Volve has not terminated traffic for Qwest or any other customers and, as such, there is no current exposure to the risks associated with fluctuations in the exchange rate between the Mexican peso and the United States dollar.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the bankruptcy court. The agreement provided that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of September 30, 2002, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.6 million. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

IMPAIRMENT LOSS. Impairment loss results from an assessment as to whether the net book value of the assets can be recovered through projected undiscounted future cash flows. Due to the bankruptcy of the debtor subsidiaries, the Company recorded an impairment loss during the three months ended September 30, 2001, related to certain network elements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represents the depreciation of property and equipment. Due to the significant impairment losses recorded during fiscal years 2001 and 2002, and the liquidation accounting for our debtor subsidiaries, our depreciation and amortization costs have decreased significantly and we do not expect these costs to increase in the near term.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments results from our minority ownership in certain non-impaired investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investee's operating losses is included in equity in loss of investments. We anticipate that our strategic investments will continue to incur operating losses, however we do not expect to record future charges to earnings as we have recorded our proportionate share of such losses incurred by the investee up to the cost of that investment. For those equity investments that were impaired completely in prior fiscal periods, we ceased recording our share of losses incurred by the investee.

Summary of Operating Results

The table below summarizes our operating results.


                                                          Three Months Ended September 30,
                                                       --------------------------------------
                                                           2002           2001          %
                                                       ------------   ------------   -------
Revenues                                               $          -   $  8,687,677    100.0%

Operating expenses:
  Direct costs                                                    -      9,537,886    109.8%
  Selling, general and administrative expenses              724,026      5,868,680     67.6%
  Impairment loss                                                 -        121,932      1.4%
  Depreciation and amortization                              37,862        644,220      7.4%
                                                       ------------   ----------------------
                                                            761,888     16,172,718
                                                       ------------   ------------
Loss from operations, before
  other (income)  expense                                  (761,888)    (7,485,041)   (86.2%)

Other (income) expense:
  Interest (income) expense, net                            (81,468)        40,405      0.5%
  Equity in loss of investments                             264,751        419,292      4.8%
  Foreign currency (gain) loss                                    -          6,433      0.1%
  Other                                                     (35,444)      (445,789)    (4.1%)
                                                       ------------   ----------------------
                                                            147,839         20,341
                                                       ------------   ------------
Net loss                                                   (909,727)    (7,505,382)   (86.4%)

Series D preferred dividends                               (159,779)      (147,610)
                                                       ------------   ------------

Net loss allocable
  to common shareholders                               $ (1,069,506)  $ (7,652,992)
                                                       ============   ============

Net loss per share - (basic and diluted)               $      (0.02)  $      (0.15)
                                                       ============   ============
Weighted average number of shares
  outstanding - (basic and diluted)                      52,323,701     52,323,701
                                                       ============   ============





Three Months Ended September 30, 2002 Compared to Three Months
Ended September 30, 2001

REVENUES. During the three months ended September 30, 2002, no revenues were generated as compared to approximately $8.7 million during the three months ended September 30, 2001. No revenues were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all of our significant revenues and (ii) uncertainty surrounding our plans to explore other opportunities. Prior to the elimination of our operations, revenues for the three months ended September 30, 2001, were generated through the sale of (i) 96% voice services and (ii) 4% broadband services.

No minutes were transmitted during the three months ended September 30, 2002, versus 210.2 million minutes during the three months ended September 30, 2001. No revenues were generated during the three months ended September 30, 2002, due to the termination of operations of the data, wholesale and prepaid card businesses for AxisTel, as well as the cessation of the wholesale business of e.Volve.

We do not expect to generate any revenues from operations until we successfully redeploy some or all of our remaining cash assets, if at all. No assurances can be given that we will ever generate revenues from operations in the future.

DIRECT  COSTS.   No direct costs were incurred during  the  three
months  ended  September 30, 2002, as compared  to  approximately
$9.5 million during the three months ended September 30, 2001, as we currently have no operations.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $0.7 million during the three months ended September 30, 2002, from approximately $5.9 million in the prior reporting period, a decrease of 88%. Selling, general and administrative expenses during the three months ended September 30, 2002, decreased primarily due to (i) downsizing of the workforce, (ii) closing facilities, (iii) termination of operations as a result of the various bankruptcy proceedings and (iv) professional fees related to such proceedings. Selling, general and administrative expenses for the three months ended September 30, 2002, consisted primarily of (i) $0.3 million of salaries and benefits, (ii) $0.1 million of bad debt expense, (iii) $0.1 million of business insurance and (iv) $0.2 million of other operating expenses. Selling, general and administrative expenses for the three months ended September 30, 2001, consisted primarily of (i) $0.8 million of salaries and benefits, (ii) $1.4 million of legal and professional fees, (iii) $2.4 million of bad debt expense, (iv) $0.4 million of rent expense and (v) $0.9 million of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant or decrease slightly as (i) we currently have no operations, (ii) we completed personnel reductions during the current quarter period and (iii) the pending conclusion of the various bankruptcy proceedings. Our selling, general and administrative expense is expected to be approximately $0.15 to $0.2 million per month until we are able to develop an alternative business strategy, if at all.

IMPAIRMENT LOSS.  During the three months ended September 30,
2001, the Company recorded an impairment loss of approximately
$0.1 million related to the write off of certain network elements. No impairment was recorded for the three months ended
September 30, 2002.

DEPRECIATION AND AMORTIZATION. During fiscal 2001, all of our goodwill was written off. Depreciation recorded on fixed assets during the current period totaled approximately $38,000 compared to approximately $0.6 million for the three months ended September 30, 2001. Reduced depreciation expense during the current quarter is the result of asset impairment charges and the write off of capital assets of the debtor subsidiaries resulting from the bankruptcy proceedings, all of which were taken during fiscal 2002.

INTEREST (INCOME) EXPENSE, NET. We recorded interest income, net of interest expense from cash investments nd the new secured note from our debtor subsidiaries, of approximately $81,000 for the three months ended September 30, 2002, compared to interest expense, net of interest income from cash investments of $40,000 for the three months ended September 30, 2001. The increase in interest income during the September 30, 2002 quarter resulted from
(i) recording interest income related to the new secured note that has been reserved for as bad debt expense in selling, general and administrative expenses, (ii) not having interest expense from capital lease obligations during the current quarter, and (iii) the net decrease in interest income resulting from lower cash balances.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investment's operating losses is included in equity in loss of investments. Equity in loss of investments was approximately $0.3 million during the three months ended September 30, 2002, compared to approximately $0.4 million in the three months ended September 30, 2001. The current period loss resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). We anticipate that our strategic investments will continue to incur operating losses, however we do not expect to record future charges to earnings as we have recorded our proportionate share of such losses incurred by the investee up to the cost of that investment. For those investments that were impaired completely in prior fiscal periods, we have ceased recording our share of losses incurred by the investee.

OTHER. For the three months ended September 30, 2001, we received a liquidation payment from Launch Center 39 of approximately $0.4 million. The distribution was for the recovery of a previously written off equity investment.

Liquidity and Capital Resources

At September 30, 2002, we had consolidated current assets of $9.4 million, including cash and cash equivalents of approximately $9.2 million and $7.7 million of net working capital. We currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. Historically, we have funded our subsidiary operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) capital expenditures, primarily related to network equipment and capacity. Due to our financial performance, the lack of stability in the capital markets and the economy's recent downturn, our only source of funding, in the near term, is expected to be cash on hand.

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

As discussed in footnote 1, our debtor subsidiaries filed voluntary petitions for protection under Chapter 11 of the bankruptcy code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased the credit facility to approximately $1.9 million, which had been advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the bankruptcy code. This credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien pursuant to the bankruptcy code on substantially all of the debtor subsidiaries' assets. The facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the bankruptcy court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, accrued interest and applicable attorneys fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, payments to an employee, accrued interest and applicable attorneys' fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During the three months ended September 30, 2002, we advanced the trust $0.1 million in additional funding, for a current balance of approximately $3.0 million. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

Historically, we derived substantially all of our consolidated revenues from the sale of telecommunications services of AxisTel and e.Volve, two of our indirect wholly-owned operating subsidiaries. For the quarter ended September 30, 2001, e.Volve's only significant customer was Qwest, which accounted for approximately 64% of consolidated revenues. These subsidiaries ceased operations in connection with their bankruptcy filings, effective September of 2001 and December of 2001, respectively. Since that date, neither we nor our debtor subsidiaries have conducted operations or generated revenue. We do not expect to generate any revenues from operations until we successfully redeploy some or all of our remaining cash assets, if at all. No assurances can be given that we will ever generate revenues from operations in the future.

We currently anticipate that we will not generate any revenue in the near term based on (i) the termination of the operations of our debtor subsidiaries which have historically provided all of our significant revenues on a consolidated basis and (ii) uncertainties surrounding our plan to explore other potential opportunities. As noted above, we do not believe that any of the traditional funding sources will be available to us, and our only source of funding will likely be cash on hand. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of
(i) our debtor subsidiaries through the liquidation process, (ii) our ongoing general and administrative expenses and (iii) the undetermined capital requirements relating to our plan to explore other business opportunities (See "Plan of Operation-Current Opportunity," below).

CASH FLOWS USED IN OPERATING ACTIVITIES. Cash used in operating activities for the three months ended September 30, 2002, totaled approximately $0.6 million compared to approximately $0.2 million for the three months ended September 30, 2001. The increased use of cash in our operating activities is primarily attributable to the downturn of operations resulting from the bankruptcy proceedings. During the three months ended September 30, 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $0.4 million and an increase in accounts payable and accrued liabilities of approximately $0.2 million. During the three months ended September 30, 2001, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $3.7 million and an increase in accounts receivable of approximately $1.7 million, partially offset by a net increase in accounts payable of approximately $5.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was approximately $12,000 for the three months ended September 30, 2002, compared to net cash provided by investing activities of approximately $0.5 million for the prior period quarter. Net cash provided by investing activities in the current period consisted of cash paid for the purchase of property and equipment. Investing activities in the prior period quarter consisted primarily of cash received from one of our equity investments of approximately $0.4 million.

CASH FLOWS FROM FINANCING ACTIVITIES. No financing activities occurred during the three months ended September 30, 2002, as compared to net cash used in financing activities for the three months ended September 30, 2001, of approximately $0.5 million for capital lease payments.

Ability to Continue as a Going Concern

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2002 contained in our most recent
Annual Report on Form 10-K, that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

Plan of Operation

On August 21, 2001, we announced that we were attempting to redeploy some or all of our existing cash assets. Since that time, we have discussed and conducted preliminary due diligence on various investment opportunities. Nevertheless, we later determined that these specific opportunities were not in our best interest, and we elected not to pursue them. As described in more detail below, our Board of Directors, in essence, has been granted unlimited flexibility in the investments that it is permitted to examine. As such, we expect to consider, among others, the following factors when deciding upon an appropriate investment for our remaining cash assets:

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

Current Opportunity

As part of our overall plan to redeploy our cash assets, we are continuing to consider various opportunities across a broad spectrum of industry groups. In our Annual Report on Form 10-K for the year ended June 30, 2002, we announced that we were focusing on an opportunity in Texas. We subsequently decided not to pursue that particular transaction, which did not result in any agreement on principal terms.

However, on November 5, 2002, we did enter into a non-binding letter of intent with a retail food product and service company in Texas. According to this letter, we would make an initial investment of $2.5 million in exchange for approimately a 33% ownership interest in the target company. The invested proceeds are intended to be used for concept expansion, capital improvements, debt reduction and working capital. In addition, we would have a two-year option to acquire approximately an additional 17% ownership interest in the target company upon the payment of an additional $1.5 million. The letter of intent also provides for such board representation in the target company as would be commensurate with our ownership interest, a fee to be paid to us for the provision of administrative services to the target company, revised salaries for the existing officers of the target company, and a procedure through which management decisions would be made in the target company. Due to the non-binding nature of the letter of intent, these provisions are subject to change.

Although we have not made a conclusive decision with respect to any particular opportunity or industry group, we have elected to focus our attention on the target company. At this time, we have not conducted a sufficient amount of due diligence to determine whether or not to pursue this opportunity and enter into a definitive agreement. Nevertheless, we expect that, if a transaction were to proceed, it would do so relatively quickly and without further notice to our shareholders.

Some of the risks and difficulties that we expect to encounter in pursuing the target company include:

     *    our lack of industry experience;

     * our potential inability to conduct a thorough due diligence review in a relatively short period of time;

     * our ability to negotiate a transaction that will inure to the long term benefit of our shareholders; and

     * the uncertainties inherent in locating, investigating and consummating a business transaction of this nature.

The time, effort and expense associated with electing a revised business model, and therefore, an appropriate investment strategy for our remaining cash assets, cannot be predicted with any degree of accuracy. Further, we have expended, and expect to continue to expend, a significant amount of time dealing with the administration of the amended plan of our debtor subsidiaries. If we do not devote adequate time to the investigation, due diligence and negotiation of appropriate investment opportunities, we may be unable to successfully redeploy our remaining cash assets. We cannot assure you that we will be successful in protecting, segregating or redeploying our remaining cash assets. Further, to the extent we are able to redeploy our remaining cash assets, we cannot assure you that our investments will ultimately prove successful.

As of September 30, 2002, we maintained cash and cash equivalents of $9.2 million. Assuming we make an investment within the next two years, with no current return on that investment, given our current obligations, we expect to have approximately $4.0 million of cash available for investment. Current obligations include (i) funding working capital, (ii) funding the liquidating trust and
(iii) funding the Qwest litigation. We do not currently believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets potentially available for redeployment will be limited. Consequently, we will probably not be in a position to make a large number of investments and broad diversification is unlikely. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

We do not intend to provide information to our stockholders regarding potential business opportunities being considered by the Company. Our Board of Directors will have the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, stockholders in Novo Networks will have no effective voice in decisions made by the Board of Directors and will be entirely dependent on its judgment in the selection of an appropriate investment opportunity and the negotiation of the specific terms thereof.

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

Other than the aforementioned non-binding letter of intent, we do not have any current agreements or understandings with respect to any investment opportunity. We can provide no assurance that any future investment will be completed or that, if completed, any such investment will prove profitable or otherwise successful. Investments of the type proposed involve a number of risks, including, without limitation, the following:

     *    the potential distraction;

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Novo Networks is exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $9.2 million at September 30, 2002. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4.   Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, we and the liquidating trust filed a lawsuit against Qwest and Mr. Higgins in the Eighth Judicial District Court of Clark County, Nevada, on June 17, 2002, and Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. The hearing to determine the proper forum for the disputes to be heard has been rescheduled from October 17, 2002 to November 26, 2002.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this quarterly report because they have not been terminated and there have not been any material developments during the period ended September 30, 2002. Readers are encouraged to refer to our prior reports, as filed with the SEC, for further information concerning other legal proceedings affecting us and our subsidiaries.

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

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

  99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)  Reports on Form 8-K

  On August 2, 2002, we filed a Report on Form 8-K, disclosing the dismissal of Arthur Andersen, LLP as our independent public accountants and the retention of Grant Thornton, LLP as our independent public accountants for our fiscal year ended June 30, 2002, which was subsequently amended by a Form 8-K/A, filed August 22, 2002, and a Form 8-K/A, filed September 5, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  November 14, 2002      By:  /s/  BARRETT N. WISSMAN
                                  --------------------------
                                  Barrett N. Wissman
                                  President and Director
                                 (Principal Executive Officer)



Date:  November 14, 2002      By:  /s/  SUSIE C. HOLLIDAY
                                  --------------------------
                                  Susie C. Holliday
                                  Senior Vice President
                                  (Principal Accounting Officer)

I, Barrett N. Wissman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Novo
     Networks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Novo Networks as of, and for, the periods presented in this quarterly report.

4. Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for Novo Networks and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
          Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date.

5. Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and our audit committee:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the our auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. Our other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  BARRETT N. WISSMAN
--------------------------------------
Barrett N. Wissman
President and Director
(Principal Executive Officer)

I, Susie C. Holliday, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Novo
     Networks, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Novo Networks as of, and for, the periods presented in this quarterly report.

4. Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for Novo Networks and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
          Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date.

5. Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and our audit committee:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the our auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. Our other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  SUSIE C. HOLLIDAY
---------------------------------------
Susie C. Holliday
Senior Vice President
(Principal Accounting Officer)

                        INDEX TO EXHIBITS

   EXHIBIT
   NUMBER     DESCRIPTION
------------- --------------------------------------------------


    99.1 Section 906 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.