Form 10-Q
period 2002-12-31
NOVO NETWORKS INC
filed 2003-02-14
CIK 826773

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

                           (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 2002

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

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes        No   X
   -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

On February 10, 2003, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                       NOVO NETWORKS, INC.

                   QUARTERLY REPORT FORM 10-Q
                              INDEX



                                                       PAGE NO.
PART I:   FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Balance Sheets as of
              December 31, 2002 and June 30, 2002.......   3

            Consolidated Statements of Operations
              for the Three and Six Months Ended
              December 31, 2002 and 2001................   4

            Consolidated Statements of Cash Flows
              for the Six Months Ended December
              31, 2002 and 2001.........................   5

            Notes to Consolidated Financial Statements..   6

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations...............................  12

  Item 3. Quantitative and Qualitative
            Disclosures About Market Risk...............  25

  Item 4. Controls and Procedures.......................  25


PART II:    OTHER INFORMATION

  Item 1. Legal Proceedings.............................  25

  Item 2. Changes in Securities and Use of Proceeds.....  25

  Item 3. Defaults Upon Senior Securities...............  26

  Item 4. Submission of Matters to Vote of
            Securities Holders..........................  27

  Item 5. Other Information.............................  27

  Item 6. Exhibits and Reports on Form 8-K..............  27

SIGNATURES..............................................  28

CERTIFICATIONS..........................................  29

                       NOVO NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                                 December 31,       June 30,
                                                                     2002             2002
                                                                 ------------     ------------
                                                                  (unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $  5,764,780     $  9,871,305
   Note receivable and other receivables,
     net of allowance ($3,835,110 and $3,603,299, respectively)             -                -
   Prepaid expenses                                                   503,484          275,324
                                                                 ------------     ------------
                                                                    6,268,264       10,146,629
                                                                 ------------     ------------

LONG-TERM ASSETS
   Prepaid expenses                                                   106,944          187,153
   Deposits                                                             5,745            5,745
   Property and equipment, net                                        452,892          526,775
   Equity investments                                               2,500,000          264,751
                                                                 ------------     ------------
                                                                    3,065,581          984,424
                                                                 ------------     ------------
                                                                 $  9,333,845     $ 11,131,053
                                                                 ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $     12,006     $     28,335
   Accrued other                                                    1,482,718        1,841,465
   Customer deposits                                                    2,000            2,000
                                                                 ------------     ------------
                                                                    1,496,724        1,871,800
                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES                                               -                -

STOCKHOLDERS' EQUITY

   Preferred stock, $0.00002 par value, $1,000 liquidation
      preference per share, authorized 25,000,000, issued
      and outstanding 26,999 and 26,839, liquidation value -
      $26,999,000 and $26,839,000, respectively                             -                -
   Common stock, $0.00002 par value, authorized 200,000,000,
      issued and outstanding, 52,323,701                                1,050            1,050
   Additional paid-in capital                                     256,834,658      256,511,879
   Accumulated deficit                                           (248,998,587)    (247,221,732)
   Deferred compensation                                                    -          (31,944)
                                                                 ------------     ------------
                                                                    7,837,121        9,259,253
                                                                 ------------     ------------
                                                                 $  9,333,845     $ 11,131,053
                                                                 ============     ============


The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      For the Three Months            For the Six Months
                                                       Ended December 31,             Ended December 31,
                                                  ---------------------------     ---------------------------
                                                      2002           2001             2002          2001
                                                  ------------   ------------     ------------   ------------
                                                          (unaudited)                      (unaudited)
Revenues                                          $          -   $  1,799,305     $          -   $ 10,486,982

Operating expenses:
   Direct costs                                              -      4,982,849                -     14,520,735
   Selling, general and administrative expenses        793,969      2,501,505        1,517,995      8,492,117
   Depreciation and amortization                        38,595        641,064           76,457      1,285,284
                                                  ------------   ------------     ------------   ------------
                                                       832,564      8,125,418        1,594,452     24,298,136
                                                  ------------   ------------     ------------   ------------
Loss from operations, before
   other (income) expense                             (832,564)    (6,326,113)      (1,594,452)   (13,811,154)

Other (income) expense:
   Interest (income) expense, net                      (72,554)        81,840         (154,022)       122,245
   Equity in loss of investments                             -        643,357          264,751      1,062,649
   Foreign currency loss                                     -         88,695                -         95,128
   Net gain on liquidation of debtor subsidiaries     (214,000)   (15,701,336)        (214,000)   (15,701,336)
   Other income                                         (1,661)        (4,458)         (37,105)      (450,247)
                                                  ------------   ------------     ------------   ------------
                                                      (288,215)   (14,891,902)        (140,376)   (14,871,561)
                                                  ------------   ------------     ------------   ------------

Net income (loss)                                     (544,349)     8,565,789       (1,454,076)     1,060,407

Series D preferred dividends                          (163,000)      (152,814)        (322,779)      (302,568)
                                                  ------------   ------------     ------------   ------------

Net income (loss) allocable to
   common shareholders                            $   (707,349)  $  8,412,975     $ (1,776,855)  $    757,839
                                                  ============   ============     ============   ============

Basic
   Net income (loss) per share                    $      (0.01)  $       0.16     $      (0.03)  $       0.01
                                                  ============   ============     ============   ============

   Weighted average number of shares outstanding    52,323,701     52,323,701       52,323,701     52,323,701
                                                  ============   ============     ============   ============

Diluted
   Net income (loss) per share                    $      (0.01)  $       0.15     $      (0.03)  $       0.01
                                                  ============   ============     ============   ============

   Weighted average number of shares outstanding    52,323,701     54,553,469       52,323,701     54,553,469
                                                  ============   ============     ============   ============



The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 Six Months Ended
                                                                    December 31,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (1,454,076)  $  1,060,407
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Depreciation and amortization                                76,457      1,285,284
     Other non-cash charges and credits:
       Stock-based compensation                                   31,944        330,090
       Bad debt expense                                          231,811      2,460,000
       Equity in loss of investments                             264,751      1,062,649
       Net gain on sale of fixed assets                           (1,661)        (3,086)
       Impairment loss                                                 -        121,932
       Net gain on liquidation of debtor subsidiaries           (214,000)   (15,701,336)
     Change in operating assets and liabilities:
       Accounts receivable                                             -       (668,024)
       Note receivable and other receivables                    (231,811)             -
       Prepaid expenses and other receivables                   (147,951)        36,458
       VAT receivable                                                  -      1,405,929
       Restricted cash                                                 -         (7,345)
       Accounts payable                                          (16,329)     7,883,553
       Accrued other                                            (144,747)      (840,124)
       Accrued interest payable                                        -        115,688
       Customer deposits and deferred revenue                          -       (259,693)
                                                            ------------   ------------
Net cash used in operating activities                         (1,605,612)    (1,717,618)
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits (made) received                                             -        (11,865)
  Purchase of property and equipment                             (11,633)             -
  Sale of property and equipment                                  10,720        170,642
  (Investments in) distributions from investments             (2,500,000)       386,998
                                                            ------------   ------------
Net cash (used in) provided by investing activities           (2,500,913)       545,775
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases                                           -     (1,119,486)
                                                            ------------   ------------
Net cash used in financing activities                                  -     (1,119,486)
                                                            ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (4,106,525)    (2,291,329)
CASH HELD BY SUBSIDIARIES IN BANKRUPTCY TO BE LIQUIDATED               -        (42,120)
CASH AND CASH EQUIVALENTS, beginning of year                   9,871,305     16,696,537
                                                            ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                    $  5,764,780   $ 14,363,088
                                                            ============   ============

---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

  Cash paid for:
     Interest                                               $          -   $    496,839
                                                            ============   ============
     Taxes                                                  $          -   $          -
                                                            ============   ============





The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.Business

(a)  General

Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network. References to "Novo Networks," "Company", "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of the operating subsidiaries and the registrant under the Securities Exchange Act of 1934. Prior to September 22, 1999, we were a publicly held company with no material operations. We were formerly known as eVentures Group, Inc., and prior thereto, as Adina, Inc., which was incorporated in Delaware on June 24, 1987.

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc. ("e.Volve") and Novo Networks Operating Corp. ("NNOC") filed voluntary petitions under Title 11, Chapter 11 of the United States Code (the "Bankruptcy Code") as described more fully below. We will refer to the subsidiaries that have filed for bankruptcy protection as our "debtor subsidiaries" throughout this quarterly report (this "Quarterly Report"). During the second quarter of fiscal 2003, we purchased an ownership interest in an Italian gelato company, as described more fully below.

Due to the ongoing liquidation of substantially all of our debtor subsidiaries' assets, we currently have no operations or revenues. We are not providing any products or services of any kind (including telecommunications services) to any customers.

(b)  Current Opportunity

On December 19, 2002, we executed a purchase agreement (the "Purchase Agreement") with Ad Astra Holdings LP, a Texas limited partnership ("Ad Astra"), Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra ("PMLLC"), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta (collectively, the "Equity Owners"). Pursuant to the Purchase Agreement, we purchased a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the "Initial Interest"), for a purchase price of $2.5 million.

In addition, we hold an option, exercisable for a period of two years from December 19, 2002, to purchase a 17.3% membership interest in PMLLC and a 17.127% interest in Ad Astra (the "Subsequent Interest") for $1.5 million. Together, the Initial Interest and the Subsequent Interest would result in our holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%.

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we will provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we will receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). We will receive a monthly payment from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. Paciugo may not cancel or alter the scope of the Support Services without our prior approval or consent.

We are entitled, under the terms of the Purchase Agreement, to such representation on the governing board of PMLLC (the "Board of Managers") as is proportionate to our ownership interests therein. Effective as of December 19, 2002, PMLLC's Board of Managers was composed of Ugo Ginatta and Cristiana Ginatta, as the Equity Owners' designees, and Barrett N. Wissman, as our designee. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

(c)  Bankruptcy Proceedings

On April 2, 2001, another one of our subsidiaries, Internet Global Services, Inc. ("iGlobal") filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal.

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United
States Bankruptcy Court for the District of Delaware (the
"Delaware Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.

<CAPTION


                                                               Status as of     Subject to
                                                               February 14,   Bankruptcy Plan
        Wholly Owned Subsidiary            Date Acquired          2003*       or Proceedings?
  --------------------------------------   -------------      --------------  ----------------
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





     * "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

     **   Indicates date of incorporation, if organized by us.

     *** This entity has no operations other than to hold certain equity interests.

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, after that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest Communications Corporation (and its affiliates) ("Qwest"), a determination was made that the continued viability of the debtor subsidiaries was not realistic. An amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to the Bankruptcy Code, instead of a reorganization as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the liquidating trust. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest as described in the amended plan and disclosure statement.

(d)  Litigation Against Qwest

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. For further details regarding this litigation, see
Item 8 "Legal Proceedings." No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit.

2.   Liquidity and Capital Resources

At December 31, 2002, we had consolidated current assets of $6.3 million, including cash and cash equivalents of approximately
$5.8 million and net working capital of $4.8 million.
Historically, we have funded our subsidiaries' operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

As discussed in Item 1(c), our debtor subsidiaries filed bankruptcy proceedings under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased this credit facility to approximately $1.9 million, which was advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. The credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien, pursuant to the Bankruptcy Code, on substantially all of the debtor subsidiaries' assets. In addition, the credit facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, certain payroll expenses and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, certain payroll expenses and applicable attorneys' fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the liquidating trust. Interest for the new secured note is accrued for on a monthly basis and included in the outstanding balance of the new secured note. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

For the six months ended December 31, 2001, two of our indirect wholly owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations effective September of 2001 and December of 2001, respectively. Since the latter date, neither we nor any of the debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. During fiscal 2002, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' amended plan, certain causes of action have been brought against Qwest.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, (ii) the early stages of our relationship with Paciugo and the promulgation of its business plan and (iii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase the Subsequent Interest in Paciugo, we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we expect to record other income from the provision of certain support services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the support services, see Item 1(b) entitled "Business - Current Opportunity."

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to
(i) purchase the Subsequent Interest in Paciugo, (ii) implement a successful business plan for Paciugo and (iii) identify any other potential business opportunities that we may consider, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process, (ii) our ongoing general and administrative expenses and (iii) the undetermined capital requirements of Paciugo and such other business opportunities as may arise in the future, if any.

3.   General

The accompanying consolidated financial statements as of and for the three and six month periods ended December 31, 2002 and 2001, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission ("SEC"). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries not currently involved in the bankruptcy plan administration process.

The consolidated financial statements for us and our subsidiaries that are not involved in such bankruptcy proceedings, have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls their assets. For further details regarding the bankruptcy proceedings, see Item 1(c) entitled "Business - Bankruptcy Proceedings." We have recorded an accrual of approximately $1.0 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of the debtor subsidiaries. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Certain fiscal 2002 balances have been reclassified for comparative purposes to be consistent with the fiscal 2003 presentation. Such reclassifications have no impact on the reported net loss. All significant intercompany accounts have been eliminated.

4.   Long-lived Assets

Our long-lived assets consist of property and equipment. We evaluate impairment of our long-lived assets in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No.144 is effective for fiscal years beginning after December 15, 2001.

We assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs. No impairment losses were recorded during the six months ended December 31, 2002. However, during the prior reporting period certain network elements were rejected as part of the bankruptcy proceedings, resulting in an impairment charge of $0.1 million. During fiscal 2002, long-lived assets related to the debtor subsidiaries were written off by recording a charge of approximately $15.7 million to the net gain on liquidation of the debtor subsidiaries' account.

Property and equipment consist of leasehold improvements, computer equipment and furniture and fixtures. Each class of assets is depreciated over its estimated useful life using the straight-line method.

5.   Net Earnings (Loss) Per Share

We calculate earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. For the six months ended December 31, 2002, diluted EPS is not calculated, as the assumed conversion would be antidilutive. For the six months ended December 31, 2001, diluted EPS is presented for the effects of convertible preferred stock. If the preferred stock had been converted, the amount of common stock outstanding would increase by approximately 2.2 million shares. For purposes of computation of EPS, the shares issued for the acquisition of 67% of e.Volve (11,365,614 shares during 1999) were deemed to have been in existence for the entire period.

6.   Equity Investments

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary's governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, investee's accounts will not be reflected in our consolidated financial statements. Our proportionate share of an investee's operating earnings and losses will be included in the caption "Equity in Loss of Investments" in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo, a gelato manufacturing, retailing and catering business, and certain development stage Internet and communications companies. During the current quarter, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see Item 1(b) "Business - Current Opportunity." The Initial Interest is accounted for under the equity method. If the Subsequent Interest is acquired and the aggregate ownership interest in Paciugo is increased to 50.3%, we will use the consolidation method of accounting.
Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for in such a way. Under the consolidation method, Paciugo's accounts will be reflected within our financial statements.

We account for the majority of our interests using the equity method. For the six months ended December 31, 2002, our proportionate share of equity losses totaled approximately $0.3 million. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the investee up to the cost of that interest or from impairment losses. Due to declining market conditions, negative operating results of the investee companies, lack of investee liquidity and other uncertainties surrounding the recoverability of these interests, we recorded impairment losses of $13.2 million in prior fiscal periods. For those equity interests previously impaired completely, we ceased recording our share of losses incurred by the investee.

Equity interests consists of the following at December 31, 2002:


                                                % Ownership      Accounting
        Accounting Company Name              Common    Preferred   Method      Balance
-------------------------------------------------------------------------------------------
Paciugo                                       33.0%     33.0%     Equity     $    2,500,000
Gemini Voice Solutions (f/k/a PhoneFree)      17.2%     31.7%     Equity                  -
ORB Communications & Marketing, Inc           19.0%    100.0%     Equity                  -
FonBox, Inc.                                  14.0%     50.0%     Equity                  -
Launch Center 39 ("LC39")                      0.0%      2.1%     Cost                    -
Spydre Labs                                    5.0%      0.0%     Cost                    -
                                                                             --------------
                                                                             $    2,500,000
                                                                             ==============



At December 31, 2002, Paciugo met the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act. Summarized unaudited financial information for Paciugo as of and for the twelve months ended December 31, 2002 is as follows:

Financial position information:
 Current assets                     $   2,345,308
 Non-current assets                     1,815,832
 Current liabilities                      408,134
 Non-current liabilities                  873,637
 Net assets                             2,879,369
Income statement information:
 Revenues                               1,773,649
 Gross profit                           1,455,402
 Net loss                                (777,630)

Our equity in Paciugo's net loss        $       -

8.   Legal Proceedings

On December 19, 2002, Eos Partners, LP, Eos Partners SBIC, LP,
Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic
Development and TBV Holdings Ltd. (collectively, the
"Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes,
Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John
Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO
Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW
Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of
Harris County, Texas, for alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the initial pleadings stage, no realistic assessment can be made with respect to potential exposure, except to refer to the amounts paid for the Series C Convertible Preferred Stock, approximately $12 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees.

As previously reported, we, along with the liquidating trust, filed a lawsuit against Qwest and Mr. Higgins in the Eighth Judicial District Court of Clark County, Nevada, on June 17, 2002, and Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On Janaury 28, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments the judge continued the hearing until February 27, 2003, at which time a decision is expected to be rendered.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this quarterly report because they have not been terminated and there have not been any material developments during the period ended December 31, 2002. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

Forward-looking statements include, without limitation, the following:

     * statements regarding our future capital requirements and our ability to satisfy our capital needs, as well as any capital needs of Paciugo;

     * statements regarding our ability to successfully redeploy our remaining cash assets through our purchase of the Subsequent Interest or otherwise;

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

     * risks inherent in our ability to deploy our remaining assets in any new business venture;

     * risks that, after deploying our cash to purchase our interest in Paciugo, our remaining resources will not allow us to pursue other potential business opportunities;

     * our ability to successfully prosecute claims against Qwest and other third parties;

     * risks associated with not having any current operations or revenues;

     * risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

     * risks associated with competition in a new business sector or industry; and

     *    changes in the laws and regulations that govern us.

This list is only an example of some of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this Quarterly Report and the risks discussed in the "Business Considerations" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Acquisition of the Initial Interest in Paciugo
----------------------------------------------

On December 19, 2002, we executed a purchase agreement (the "Purchase Agreement") with Ad Astra Holdings LP, a Texas limited partnership ("Ad Astra"), Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra ("PMLLC"), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta (collectively, the "Equity Owners"). Pursuant to the Purchase Agreement, we purchased a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33%, (the "Initial Interest"), for a purchase price of $2.5 million.

In addition, we hold an option, exercisable for a period of two years from December 19, 2002, to purchase a 17.3% membership interest in PMLLC and a 17.127% interest in Ad Astra (the "Subsequent Interest") for $1.5 million. Together, the Initial Interest and the Subsequent Interest would result in our holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%.

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we will provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we will receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). We will receive a monthly payment from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. Paciugo may not cancel or alter the scope of the Support Services without our prior approval or consent.

We are entitled, under the terms of the Purchase Agreement, to such representation on the governing board of PMLLC (the "Board of Managers") as is proportionate to our ownership interests therein. Effective as of December 19, 2002, PMLLC's Board of Managers was composed of Ugo Ginatta and Cristiana Ginatta, as the Equity Owners' designees, and Barrett N. Wissman, as our designee. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

Bankruptcy Proceedings
----------------------

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc. ("e.Volve") and Novo Networks Operating Corp. ("NNOC") filed voluntary petitions under Title 11, Chapter 11 of the United States Code (the "Bankruptcy Code").
We will refer to the subsidiaries that have filed for bankruptcy protection as our "debtor subsidiaries" throughout this quarterly report (this "Quarterly Report"). At this same time, we announced that we were exploring the option of diversifying our business by entering into other lines of business.

On April 2, 2001, another one of our subsidiaries, Internet
Global Services, Inc. ("iGlobal") filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal.

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United
States Bankruptcy Court for the District of Delaware (the
"Delaware Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, after that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest Communications Corporation (and its affiliates) ("Qwest"), a determination was made that the continued viability of the debtor subsidiaries was not realistic. An amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to the Bankruptcy Code, instead of a reorganization as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal
2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the liquidating trust. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement.

As of December 31, 2002, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, we choose to purchase the Subsequent Interest in Paciugo and promulgate and implement a new business plan, either as it relates to Paciugo or any other opportunity, if at all. During the current quarter, we purchased an Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." We cannot predict when or if our business plans for Paciugo will be put into place, what they may entail or whether we will be successful in such a new business venture or any other potential business opportunities that we may consider, if any.

During the six months ended December 31, 2002, no revenues from operations were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us, (ii) the early stages of our relationship with Paciugo and the promulgation of a business plan and (iii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase the Subsequent Interest in Paciugo, we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we expect to record other income from the Support Services that we will provide Pacuigo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

During the six months ended December 31, 2001, revenues were generated from operations of two of our debtor subsidiaries; AxisTel and e.Volve. e.Volve's only significant customer was Qwest, which accounted for approximately 70% of consolidated revenues for the six months ended December 31, 2001. Subsequent to December 31, 2001, AxisTel and e.Volve ceased all operations, and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with such services were liquidated.

We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the amended plan, substantially all of the telecommunications assets of the debtor subsidiaries were sold and they will be unable to provide such services in the future.

Basis of Presentation
---------------------

The accompanying consolidated financial statements for the six months ended December 31, 2002, include our accounts and those of our non-debtor subsidiaries. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002. The financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern.

For the six months ended December 31, 2001, the consolidated financial statements include us and our wholly owned subsidiaries, including the debtor subsidiaries. The consolidated financial statements as of and for the six month period ended December 31, 2001, as contained in this Quarterly Report, are reflective of two separate accounting methodologies. For us and our subsidiaries not involved in the bankruptcy plan administration process (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles applicable to a going concern. For our debtor subsidiaries, which are involved in the bankruptcy plan administration process, the financial statements have been prepared in accordance with generally accepted accounting principles applicable to a liquidating entity. We recorded an accrual estimate of $1.0 million in the accompanying financial statements for the costs of completing such bankruptcy proceedings, including, without limitation, liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made. During the six months ended December 31, 2001, all of the revenues and direct costs reflected in our consolidated financial statements resulted from the operations of e.Volve and AxisTel.

REVENUES. For the quarter ended December 31, 2002, there were no revenues generated. Historically, we derived substantially all of our consolidated revenues from the sale of telecommunications services of AxisTel and e.Volve, two of our indirect wholly owned operating subsidiaries. For the quarter ended December 31, 2001, e.Volve's only significant customer was Qwest, which accounted for approximately 98% of consolidated revenues for the quarter. These subsidiaries ceased operations in connection with their bankruptcy filings, effective September of 2001 and December of 2001, respectively. Since that date, neither we nor our debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. We currently do not anticipate that AxisTel, e.Volve or any of the debtor subsidiaries will have revenue from telecommunications or any other services.

We do not expect to generate any revenues from operations until such time, if any, we choose to purchase the Subsequent Interest in Paciugo, at which time we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. No assurances can be given that we will purchase the Subsequent Interest in Paciugo or generate revenues from operations in the future.

DIRECT COSTS. For the quarter ended December 31, 2002, there were no direct costs incurred. Historically, direct costs included per minute termination charges, lease payments and fees for fiber optic cable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Bankruptcy Court. Initially, the agreement dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of December 31, 2002, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.6 million. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represents the depreciation of property and equipment. Due to the significant impairment losses recorded during fiscal years 2002 and 2001, and the liquidation accounting for our debtor subsidiaries, our depreciation and amortization costs have decreased significantly and we do not expect these costs to increase in the near term.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments results from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investee's operating loss is included in equity in loss of investments. During the current quarter, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each investee up to the cost of that investment or from impairment losses. We anticipate that our previous strategic investments will continue to incur operating losses, however we do not expect to record future charges related to those losses as they are completely impaired. We expect to record our proportionate share of future earnings or losses related to our interest in Paciugo, unless we purchase the Subsequent Interest, at which time, we would begin to consolidate its operations into our financial statements.

NET GAIN ON LIQUIDATION OF DEBTOR SUBSIDIARIES. Net gain on liquidation of debtor subsidiaries results from liquidation accounting for our debtor subsidiaries, which are involved in the bankruptcy plan administration process. All debtor subsidiary assets were stated at estimated realizable values. Similarly, liabilities were reflected at estimated settlement amounts, subject to the approval of the Delaware Bankruptcy Court, with those liabilities secured by specific assets being offset against such assets, as allowed. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

OTHER INCOME. Other income results from administrative services we provided to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. Initially, the agreement dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of December 31, 2002, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately
$0.6 million. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved. We expect to record other income from the provision of certain support services to Pacuigo as defined in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

Summary of Operating Results
----------------------------

The table below summarizes our operating results.

                                                    Three Months Ended December 31,           Six Months Ended December 31,
                                                  -----------------------------------     -----------------------------------
                                                      2002           2001         %           2002           2001         %
                                                  ------------   ------------   -----     -----------    ------------   -----
                                                           (unaudited)                           (unaudited)
Revenues                                          $          -    $ 1,799,305   100.0%    $         -    $ 10,486,982   100.0%

Operating expenses:
  Direct costs                                               -      4,982,849   276.9%              -      14,520,735   138.5%
  Selling, general and administrative expenses         793,969      2,501,505   139.0%      1,517,995       8,492,117    81.0%
  Depreciation and amortization                         38,595        641,064    35.6%         76,457       1,285,284    12.3%
                                                  ------------   --------------------     -----------    --------------------
                                                       832,564      8,125,418               1,594,452      24,298,136
Loss from operations, before
  other (income) expense                              (832,564)    (6,326,113) (351.6%)    (1,594,452)    (13,811,154) (131.7%)

Other (income) expenses:
  Interest (income) expense, net                       (72,554)        81,840     4.5%       (154,022)        122,245     1.2%
  Equity in loss of investments                              -        643,357    35.8%        264,751       1,062,649    10.1%
  Foreign currency loss                                      -         88,695     4.9%              -          95,128     0.9%
  Net gain on liquidation of debtor subsidiaries      (214,000)   (15,701,336) (872.6%)      (214,000)    (15,701,336) (149.7%)
  Other income                                          (1,661)        (4,458)   (0.2%)       (37,105)       (450,247)   (4.3%)
                                                  ------------   --------------------     -----------    --------------------
                                                      (288,215)   (14,891,902) (827.6%)      (140,376)    (14,871,561) (141.8%)
                                                  ------------   --------------------     -----------    --------------------

Net loss                                          $   (544,349)  $  8,565,789            $ (1,454,076)   $  1,060,407
                                                  ============   ============            ============    ============

  Series D dividends for the period               $   (163,000)  $   (152,814)           $   (322,779)   $   (302,568)
                                                  ------------   ------------            ------------    ------------


Net loss allocable to common, net of dividends    $   (707,349)  $  8,412,975            $ (1,776,855)   $    757,839
                                                  ============   ============            ============    ============

Basic
  Net income (loss) per share                     $      (0.01)  $       0.16            $      (0.03)   $       0.01
                                                  ============   ============            ============    ============

  Weighted average number of shares outstanding     52,323,701     52,323,701              52,323,701      52,323,701
                                                  ============   ============            ============    ============
Diluted
  Net income (loss) per share                     $      (0.01)  $       0.15            $      (0.03)   $       0.01
                                                  ============   ============            ============    ============

  Weighted average number of shares outstanding     52,323,701     54,553,469              52,323,701      54,553,469
                                                  ============   ============            ============    ============





Three months ended December 31, 2002 Compared to Three months ended December 31, 2001
-------------------------------------------------------------

REVENUES. During the three months ended December 31, 2002, no revenues were generated as compared to approximately $1.8 million during the three months ended December 31, 2001. No revenues were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all of our significant revenues, and (ii) the early stages of our relationship with Paciugo and its promulgation of a business plan. However, if we choose to purchase the Subsequent Interest in Paciugo, we expect to consolidate its revenues and operations into our consolidated financial statements at that time. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Prior to the elimination of our operations, revenues for the three months ended December 31, 2001, were generated through the sale of (i) 98% voice services and (ii) 2% broadband services.

No minutes were transmitted during the three months ended December 31, 2002, versus 23.4 million minutes during the three months ended December 31, 2001. No revenues were generated during the three months ended December 31, 2002, due to the termination of AxisTel's operations of data, wholesale and prepaid card businesses, as well as the cessation of the wholesale business of e.Volve.

We do not expect to generate any revenue from operations until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo, at which time we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in a revenue producing business venture, if at all. No assurances can be given that we will generate revenues from operations in the future.

Direct costs. No direct costs were incurred during the three months ended December 31, 2002, as compared to approximately $5.0 million during the three months ended December 31, 2001, as we currently have no operations.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $0.8 million during the three months ended December 31, 2002, from $2.5 million in the prior quarter period, a decrease of 68%. The drop in selling, general and administrative expenses is primarily due to (i) downsizing of the workforce, (ii) termination of operations as a result of the various bankruptcy proceedings and
(iii) reduction in professional fees relating to the bankruptcy plan administrative process.

Selling, general and administrative expenses for the three months ended December 31, 2002, consisted primarily of approximately (i) $0.2 million of salaries and benefits, (ii) $0.2 million of legal and professional fees, (iii) $0.1 million of bad debt expense,
(iv) $0.15 million of business insurance and (v) $0.15 million of other operating expenses. Selling, general and administrative expenses for the three months ended December 31, 2001, consisted primarily of approximately (i) $0.6 million of salaries and benefits, (ii) $0.8 million of legal and professional fees, (iii) $0.3 million of office rent, (iv) $0.2 million of stock based compensation, (v) $0.15 million of business insurance and (vi) $0.45 million of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed the personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $0.2 million per month until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo or we are able to develop an alternative business strategy, if at all.

DEPRECIATION AND AMORTIZATION. During fiscal 2001, all of our goodwill was written off. Therefore, no amortization of goodwill was recorded during the three months ended December 31, 2002 and 2001, respectively. Depreciation recorded on fixed assets during the three months ended December 31, 2002, totaled approximately $39,000 compared to approximately $0.6 million for the three months ended December 31, 2001. The decrease in depreciation expense during the current quarter is the result of asset impairment charges taken during prior fiscal periods. We expect our depreciation expense to remain relatively constant until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo or we are able to develop an alternative business strategy, if at all.

INTEREST (INCOME) EXPENSE, NET. We recorded interest income from cash investments and the new secured note from our debtor subsidiaries, of approximately $0.1 million for the three months ended December 31, 2002, compared to interest expense, net of interest income from cash investments of $0.1 million for the three months ended December 31, 2001. The overall increase in interest income during the current quarter is a result of (i) recording interest income related to the new secured note that has been reserved for as bad debt expense in selling, general and administrative expenses, (ii) no longer having interest expense from debtor subsidiary capital lease obligations and (iii) a general reduction in interest income resulting from lower cash balances.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investee's operating loss is included in equity in loss of affiliates. During the three months ended December 31, 2002, there was no equity in loss of investments expense compared to $0.6 million during the three months ended December 31, 2001. During December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each investee up to the cost of that investment or from impairment losses. We anticipate that our previous strategic interests will continue to incur operating losses, however we do not expect to record future charges related to those interests as they are completely impaired. We expect to record our proportionate share of future earnings or losses related to our interest in Paciugo, unless we purchase the Subsequent Interest, at which time, we would begin to consolidate its operations into our financial statements.

FOREIGN CURRENCY LOSS. There was no foreign currency loss during the three months ended December 31, 2002, compared to a loss of approximately $0.1 million during the prior period quarter. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar from wholesale telecommunication services previously offered through e.Volve's operations. Since we have no plans to re-enter the telecommunications business, we do not expect to have any foreign currency risk in the near future.

NET GAIN ON LIQUIDATION OF DEBTOR SUBSIDIARIES. During the three months ended December 31, 2002, we recorded a net gain on liquidation of debtor subsidiaries of approximately $0.2 million related to a reduction of estimated liquidation costs for the debtor subsidiaries. For the three months ended December 31, 2001, we recorded a net gain on liquidation of debtor subsidiaries of approximately $15.7 million consisting primarily of (i) a write down of long-lived assets of $7.5 million, (ii) a gain on the write off of capital lease obligations of $7.7 million and (iii) a net gain on the write off of debtor subsidiary assets and liabilities of $15.5 million.

Six Months Ended December 31, 2002 Compared to Six Months Ended
December 31, 2001
---------------------------------------------------------------

REVENUES. During the six months ended December 31, 2002, no revenues were generated as compared to approximately $10.5 million during the six months ended December 31, 2001. No revenues were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all of our significant revenues and (ii) the early stages of our relationship with Paciugo and the promulgation of its business plan. However, if we choose to purchase the Subsequent Interest in Paciugo, we expect to consolidate its revenues and operations into our consolidated financial statements at that time. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Prior to the elimination of our operations, revenues for the six months ended December 31, 2001, were generated through the sale of (i) 97% voice services and (ii) 3% broadband services.

No minutes were transmitted during the six months ended December 31, 2002, versus 134.1 million minutes during the six months ended December 31, 2001. No revenues were generated during the six months ended December 31, 2002, due to the termination of AxisTel's operations of data, wholesale and prepaid card businesses, as well as the cessation of the wholesale business of e.Volve.

We do not expect to generate any revenue from operations until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo, at which time, we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets, if at all. No assurances can be given that we will generate revenues from operations in the future.

DIRECT COSTS. No direct costs were incurred during the six months ended December 31, 2002, as compared to approximately
$14.5 million during the six months ended December 31, 2001, as we have no operations.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $1.5 million during the six months ended December 31, 2002, from approximately $8.5 million in the prior reporting period, a decrease of 82%. The drop in selling, general and administrative expenses is primarily due to (i) downsizing of the workforce, (ii) termination of operations as a result of the various bankruptcy proceedings and (iii) reduction in professional fees relating to the bankruptcy plan administrative process.

Selling, general and administrative expenses for the six months ended December 31, 2002, consisted primarily of approximately (i) $0.5 million of salaries and benefits, (ii) $0.2 million of legal and professional fees, (iii) $0.2 million of bad debt expense,
(iv) $0.3 million of business insurance and (v) $0.3 million of other operating expenses. Selling, general and administrative expenses for the six months ended December 31, 2001, consisted primarily of approximately (i) $1.4 million of salaries and benefits, (ii) $2.2 million of legal and professional fees, (iii) $2.5 million of bad debt expense, (iv) $0.8 million of office rent, (v) $0.3 million of stock based compensation, (vi) $0.3 million of business insurance and (vii) $1.0 million of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed the personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $0.2 million per month until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo or we are able to develop an alternative business strategy, if at all.

DEPRECIATION AND AMORTIZATION. During fiscal 2001, all of our goodwill was written off. Therefore, no amortization of goodwill was recorded during the six months ended December 31, 2002 and 2001, respectively. Depreciation recorded on fixed assets during the six months ended December 31, 2002, totaled approximately $0.1 compared to approximately $1.3 million for the six months ended December 31, 2001. The decrease in depreciation expense during the current quarter is the result of asset impairment charges taken during prior fiscal periods. We expect our depreciation expense to remain relatively constant until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo or we are able to develop an alternative business strategy, if at all.

INTEREST (INCOME) EXPENSE, NET. We recorded interest income from cash investments and the new secured note from our debtor subsidiaries, of approximately $0.15 million for the six months ended December 31, 2002, compared to interest expense, net of interest income from cash investments of $0.1 million for the six months ended December 31, 2001. The overall increase in interest income during the current period is a result of (i) recording interest income related to the new secured note that has been reserved for as bad debt expense in selling, general and administrative expenses, (ii) no longer having interest expense from debtor subsidiary capital lease obligations and (iii) a general reduction in interest income resulting from lower cash balances.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our investee's operating loss is included in equity in loss of investments. For the six months ended December 31, 2002, equity in loss of investments decreased to approximately $0.3 million compared to $1.1 million during the six months ended December 31, 2001, a decrease of 73%. The current period loss resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com). During December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see
Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Prior to our interest in Paciugo, the value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each investee up to the cost of that interest or from impairment losses. We anticipate that our previous strategic interests will continue to incur operating losses, however we do not expect to record future charges related to those interests as they are completely impaired. We expect to record our proportionate share of future earnings or losses related to our interest in Paciugo unless we purchase the Subsequent Interest, at which time, we would begin to consolidate its operations into our financial statements.

FOREIGN CURRENCY LOSS. There was no foreign currency loss during the six months ended December 31, 2002, compared to a loss of approximately $0.1 million during the prior period. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar from wholesale telecommunication services previously offered through e.Volve's operations. Since we have no plans to re-enter the telecommunications business, we do not expect to have any foreign currency risk in the near future.

NET GAIN ON LIQUIDATION OF DEBTOR SUBSIDIARIES. During the six months ended December 31, 2002, we recorded a net gain on liquidation of debtor subsidiaries of approximately $0.2 million related to a reduction of estimated liquidation costs for the debtor subsidiaries. For the six months ended December 31, 2001, we recorded a net gain on liquidation of debtor subsidiaries of approximately $15.7 million consisting primarily of (i) a write down of long-lived assets of $7.5 million, (ii) a gain on the write off of capital lease obligations of $7.7 million and (iii) a net gain on the write off of debtor subsidiary assets and liabilities of $15.5 million.

OTHER INCOME. For the six months ended December 31, 2001, we received a liquidation payment from Launch Center 39 of approximately $0.45 million. The distribution was for the recovery of a previously written off equity investment. We expect to record other income from the provision of certain support services to Pacuigo as defined in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

Liquidity and Capital Resources
-------------------------------

At December 31, 2002, we had consolidated current assets of $6.3 million, including cash and cash equivalents of approximately
$5.8 million and net working capital of $4.8 million. We currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy plan administration process.
Historically, we have funded our subsidiaries' operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic investments; (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

During December of 2002, we purchased the Initial Interest in Paciugo for $2.5 million. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Assuming we choose to purchase the Subsequent Interest in Paciugo within the next two years, with no current return on that investment, except as defined in the Purchase Agreement for Support Services, given our current obligations for two years, we expect to have approximately $0.6 million of cash available at the end of that period with which to continue our operations. Consequently, our purchase of the Initial Interest, and potentially the Subsequent Interest, may be the only such interests we are able to purchase with our remaining cash assets. Further diversification is possible, should we find another suitable opportunity, but it seems unlikely at the present time.

Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurances can be given that we will choose to purchase the Subsequent Interest in Paciugo or that we will successfully redeploy some or all of our remaining cash assets in another business venture, if at all, or that, if deployed, we can continue as a going concern with the new business model.

As discussed in Item 2 entitled "Bankruptcy Proceedings", our debtor subsidiaries filed bankruptcy proceedings under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased this credit facility to approximately $1.9 million, which was advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. The credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien, pursuant to the Bankruptcy Code, on substantially all of the debtor subsidiaries' assets. In addition, the credit facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, certain payroll expenses and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, certain payroll expenses and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the trust. Interest for the new secured note is accrued for on a monthly basis and included in the outstanding balance of the new secured note. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

For the six months ended December 31, 2001, two of our indirect wholly owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations effective September of 2001 and December of 2001, respectively. Since the latter date, neither we nor any of the debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. During fiscal 2002, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' amended plan, certain causes of action have been brought against Qwest. We do not expect to generate any revenues from operations in the near term until such time, if any, as we choose to purchase the Subsequent Interest in Paciugo, at which time we would consolidate its operations into our financial statements or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. No assurances can be given that we will purchase the Subsequent Interest in Paciugo or generate revenues from operations in the future.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, (ii) the early stages of our relationship with Paciugo and the promulgation of its business plan and (iii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase the Subsequent Interest in Paciugo, we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we expect to record other income from the provision of certain support services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to (i) purchase the Subsequent Interest in Paciugo, (ii) implement a successful business and (iii) identify any other potential business opportunities that we may consider, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process, (ii) our ongoing general and administrative expenses and (iii) the undetermined capital requirements of Paciugo and such other business opportunities as may arise in the future, if any.

CASH FLOWS USED IN OPERATING ACTIVITIES. Cash used in operating activities for the six months ended December 31, 2002, totaled approximately $1.6 million compared to approximately $1.7 million for the six months ended December 31, 2001. During the six months ended December 31, 2002, cash flow used by operating activities primarily resulted from (i) operating losses, net of non-cash charges, totaling approximately $1.0 million (ii) increase in prepaid expenses for annual renewal of business insurance during the current quarter, net of monthly amortization of approximately $0.1 million and (iii) an increase in accounts payable and accrued liabilities of approximately $0.2 million. During the six months ended December 31, 2001, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $9.4 million and an increase in accounts receivable of approximately $0.7 million, partially offset by a net increase in accounts payable and accrued liabilities of approximately $7.0 million.

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES. Net cash used in investing activities was approximately $2.5 million for the six months ended December 31, 2002, compared to net cash provided by investing activities of approximately $0.5 million for the six months ended December 31, 2001. Net cash used in investing activities in the current period consisted primarily of the purchase of our Initial Interest in Paciugo. Investing activities in the prior period presented consisted primarily of cash received from one of our equity interests of approximately $0.4 million.

CASH FLOWS USED IN FINANCING ACTIVITIES. No financing activities occurred during the six months ended December 31, 2002, as compared to net cash used in financing activities for the six months ended December 31, 2001, of approximately $1.1 million for capital lease payments.

Ability to Continue as a Going Concern
--------------------------------------

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2002, contained in our most recent Annual Report on Form 10-K, which states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

Plan of Operation
-----------------

On August 21, 2001, we announced that we were attempting to redeploy some or all of our existing cash assets into one or more new business ventures. During December of 2002, we purchased an Initial Interest in Paciugo for $2.5 million. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Before purchasing our Initial Interest, we discussed and conducted preliminary due diligence on various investment opportunities, including Paciugo, and considered many factors, including, without limitation, the following in deciding upon an appropriate use for our remaining cash assets:

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

     * the regulatory environment within the business industry or opportunity; and

     * the market performance of equity securities of similarly companies in the particular industry or opportunity.

The foregoing is not an exhaustive list of the factors that we considered in our evaluation of potential business opportunities. Eventually, we determined that the Initial Interest in Paciugo was the best opportunity for us to pursue in an attempt to forge a new operating model and maximize shareholder value.

Our plan of operation for the upcoming twelve months calls for the following:

     * continuing the liquidation of substantially all of the assets of our debtor subsidiaries in accordance with the bankruptcy plan administration process;

     * minimizing, to the extent possible, the expenses and liabilities incurred by us as the ultimate parent of the debtor subsidiaries;

     * determining, whether a viable plan exists to redeploy our assets in other business opportunities, if any, in addition to the development of our interest in Paciugo;

     * maintaining the current number of employees until such time as we locate additional business opportunities, if any or we purchase the Subsequent Interest in Paciugo;
          and

     * avoiding significant expenses outside of our historical burn rate pending our decision to purchase the Subsequent Interest in Paciugo or location of another investment opportunity, if any.

Our plan of operation for the upcoming twelve months as it relates to Paciugo calls for the following:

     *    opening approximately two new locations and six small
          "store within a store" outlets in Texas;

     * improving operations through the use of automatic production equipment or strategic partnering;

     * improving labor costs by staffing stores with the minimum full-time personnel and additional part-time staff during peak store hours;

     * improving utilization of inventory levels at both the production facility and the individual retail sales outlets;

     * expanding product availability at the store outlets including, without limitation, gelato pies, Italian chocolates and candies and other complementary items;
          and

     * increasing marketing and advertising for the retail outlets as well as the catering and wholesale services.

Funding for these items will come from the proceeds of our Initial Interest in Paciugo, current cash flow from operations, the possibility of refinancing existing bank debt on more favorable terms, the possibility of additional bank financing, as well as the possibility of the proceeds of our Subsequent
Interest.

Some of the risks and difficulties that we expect to encounter in our new business venture with Paciugo include, without limitation:

     *    we lack specific industry experience;

     *    we will be functioning as an early stage company;

     * we may not be in a position to diversify our business beyond the Initial or Subsequent Interest in Paciugo;

     * we may not be able to adequately fund our new business venture with Paciugo;

     *    we may not be able to continue as a going concern; and

     * we could be negatively affected by the bankruptcy proceedings of our debtor subsidiaries.

As of December 31, 2002, we maintained cash and cash equivalents of approximately $5.8 million. Assuming we choose to purchase the Subsequent Interest in Paciugo within the next two years, with no current return on that investment, except as defined in the Purchase Agreement for support services, given our current obligations, we expect to have approximately $0.6 million of cash available at the end of the two year period with which to continue our operations. Consequently, our purchase of the Initial Interest, and potentially the Subsequent Interest, may be the only such interests we are able to purchase with our remaining cash assets. Further diversification is possible, should we find another suitable business opportunity, but it seems unlikely at the present time.

Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. We do not currently believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets potentially available for redeployment will be limited. Consequently, we will probably not be in a position to make additional investments and broad diversification is unlikely. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

We do not intend to provide information to our stockholders regarding the decision to purchase the Subsequent Interest in Paciugo or to take action on any other potential business opportunities that we may consider, if any. Our Board of Directors has the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, our stockholders will have no effective voice in decisions made by our Board of Directors and will be entirely dependent on its judgment in the selection of an appropriate investment opportunity and the negotiation of the specific terms thereof.

Subsequent Event
----------------

On January 24, 2003, our Board of Directors met and approved, among other things, the resignation of Barrett N. Wissman as our President and his subsequent selection as our new Chairman. The position of Chairman had been vacant since Jeffrey A. Marcus resigned on June 5, 2001. In light of Mr. Wissman's resignation, our Board of Directors appointed Steven W. Caple to serve as our new President. Prior to his selection as President, Mr. Caple served as one of our Senior Vice Presidents.

ITEM 3.   QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $5.8 million at December 31, 2002. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report.
There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 19, 2002, Eos Partners, LP, Eos Partners SBIC, LP,
Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the
"Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes,
Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John
Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO
Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW
Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of
Harris County, Texas, for alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the initial pleadings stage, no realistic assessment can be made with respect to potential exposure, except to refer to the amounts paid for the Series C Convertible Preferred Stock, approximately $12 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees.

As previously reported, we, along with the liquidating trust, filed a lawsuit against Qwest and John L. Higgins in the Eighth Judicial District Court of Clark County, Nevada, on June 17, 2002, and Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On Janaury 28, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments the judge continued the hearing until February 27, 2003, at which time a decision is expected to be rendered.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have not been terminated and there have not been any material developments during the period ended December 31, 2002. Readers are encouraged to refer to our prior reports, as filed with the SEC, for further information concerning other legal proceedings affecting us and our subsidiaries.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  10.1   Amendment No. 2 to That Certain Agreement Between
          Barrett N. Wissman and Novo Networks, Inc. Dated April
          4, 2000.

  99.1   Certifications Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.

  (b)  Reports on Form 8-K

  On December 3, 2002, we filed a Report on Form 8-K, disclosing the resignation of Mark R. Graham as a Class I Director.

  On December 12, 2002, we filed a Report on Form 8-K, disclosing the appointment of Russell W. Beiersdorf as a Class
  I Director.

  On December 20, 2002, we filed a Report on Form 8-K, incorporating by reference our press release disclosing our acquisition of an interest in Ad Astra Holdings LP and Paciugo Management LLC.

  On January 3, 2003, we filed a Report on Form 8-K, disclosing that we executed a purchase agreement with Ad Astra Holdings LP ("Ad Astra"), Paciugo Management LLC, the sole general partner of Ad Astra ("PMLLC"), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta on
  December 19, 2002, and describing the material terms.

  On January 30, 2003, we filed a Report on Form 8-K, disclosing the resignation of Barrett N. Wissman as our President, his subsequent selection as our new Chairman and the appointment of Steven W. Caple as our new President.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  February 14, 2003      By:   /s/ Steven W. Caple
                                 --------------------------------
                                   Steven W. Caple
                                   President
                                   (Principal Executive Officer)



Date:  February 14, 2003      By:     /s/ Susie C. Holliday
                                 --------------------------------
                                   Susie C. Holliday
                                   Senior Vice President
                                   (Principal Accounting Officer)

I, Steven W. Caple, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q (this
     "Quarterly Report") of Novo Networks, Inc. ("Novo Networks").

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

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for Novo Networks and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Novo Networks, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation
          Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation
          Date.

5. The other certifying officer and I have disclosed, based on the most recent evaluation, to Novo Networks' auditors and audit committee:

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the ability to record, process, summarize and report financial data and have identified for the Novo Networks' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Novo Networks' internal controls.

6. The other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

   /s/ Steven W. Caple
-----------------------------
Steven W. Caple
President
(Principal Executive Officer)

I, Susie C. Holliday, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q (this
     "Quarterly Report") of Novo Networks, Inc. ("Novo Networks").

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

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for Novo Networks and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Novo Networks, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation
          Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation
          Date.

5. The other certifying officer and I have disclosed, based on the most recent evaluation, to Novo Networks' auditors and audit committee:

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the ability to record, process, summarize and report financial data and have identified for the Novo Networks' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Novo Networks' internal controls.

6. The other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

   /s/ Susie C. Holliday
-----------------------------
Susie C. Holliday
Senior Vice President
(Principal Accounting Officer)

                        INDEX TO EXHIBITS

EXHIBIT
 NUMBER                          DESCRIPTION
---------      ------------------------------------------------

  10.2         Amendment No. 2 to That Certain Agreement Between
               Barrett N. Wissman and Novo Networks, Inc. Dated
               April 4, 2000.

  99.1 Section 906 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.