Form 10-Q
period 2003-03-31
NOVO NETWORKS INC
filed 2003-05-15
CIK 826773

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

                           (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________


                 COMMISSION FILE NUMBER 0-28579


                       NOVO NETWORKS, INC.
     (Exact Name of Registrant as Specified in Its Charter)


        Delaware                           75-2233445
(State or Other Jurisdiction             I.R.S. Employer
     of Incorporation)                  Identification No.)


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

On May 14, 2003, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                       NOVO NETWORKS, INC.

                   QUARTERLY REPORT FORM 10-Q
                              INDEX



                                                       PAGE NO.
PART I:   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31,
              2003 and June 30, 2002                        3

            Consolidated Statements of Operations for
              the Three and Nine Months Ended March 31,
              2003 and 2002                                 4

            Consolidated Statements of Cash Flows for
              the Nine Months Ended March 31, 2003
              and 2002                                      5

       Notes to Consolidated Financial Statements           6

  Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   14

  Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                            27

  Item 4.   Controls and Procedures                        27


PART II:    OTHER INFORMATION

  Item 1.   Legal Proceedings                              27

  Item 2.   Changes in Securities and Use of Proceeds      28

  Item 3.   Defaults Upon Senior Securities                28

  Item 4.   Submission of Matters to Vote of
              Securities Holders                           28

  Item 5.   Other Information                              28

  Item 6.   Exhibits and Reports on Form 8-K               28

SIGNATURES                                                 29

CERTIFICATIONS                                             30

                       NOVO NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEETS



                                                                                       March 31,      June 30,
                                                                                         2003           2002
                                                                                     ------------   ------------
ASSETS                                                                               (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                         $  5,182,685   $  9,871,305
   Note receivable and other receivables,
    net of allowance ($3,938,080 and $3,603,299, respectively)                                  -              -
   Prepaid expenses                                                                       465,732        275,324
                                                                                     ------------   ------------
                                                                                        5,648,417     10,146,629
                                                                                     ------------   ------------

LONG-TERM ASSETS
   Prepaid expenses                                                                        66,840        187,153
   Deposits                                                                                 5,745          5,745
   Property and equipment, net                                                            416,337        526,775
   Equity interests                                                                     2,368,494        264,751
                                                                                     ------------   ------------
                                                                                        2,857,416        984,424
                                                                                     ------------   ------------
                                                                                     $  8,505,833   $ 11,131,053
                                                                                     ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $     11,100   $     28,335
   Accrued other                                                                        1,614,185      1,841,465
   Customer deposits                                                                        2,000          2,000
                                                                                     ------------   ------------
                                                                                        1,627,285      1,871,800
                                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                                   -              -

STOCKHOLDERS' EQUITY

   Preferred stock, $0.00002 par value, $1,000 liquidation preference per share, authorized 25,000,000, issued and outstanding 26,999 and 26,839,
    liquidation value - $26,999,000 and $26,839,000, respectively                               -              -
   Common stock, $0.00002 par value, authorized 200,000,000,
    issued and outstanding, 52,323,701                                                      1,050          1,050
   Additional paid-in capital                                                         256,997,330    256,511,879
   Accumulated deficit                                                               (250,119,832)  (247,221,732)
   Deferred compensation                                                                        -        (31,944)
                                                                                     ------------   ------------
                                                                                        6,878,548      9,259,253
                                                                                     ------------   ------------
                                                                                     $  8,505,833   $ 11,131,053
                                                                                     ============   ============



The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                For the Three Months           For the Nine Months
                                                                   Ended March 31,               Ended March 31,
                                                            ---------------------------   ---------------------------
                                                                2003           2002           2003           2002
                                                            ------------   ------------   ------------   ------------
                                                                     (unaudited)                       (unaudited)
Revenues                                                    $          -   $          -   $          -   $ 10,486,982

Operating expenses:
 Direct costs                                                          -         94,031              -     14,614,766
 Selling, general and administrative expenses                  1,035,099      1,813,057      2,553,094     10,183,242
 Impairment loss                                                       -              -              -        121,932
 Depreciation and amortization                                    36,555         51,749        113,012      1,337,033
                                                            ------------   ------------   ------------   ------------
                                                               1,071,654      1,958,837      2,666,106     26,256,973
                                                            ------------   ------------   ------------   ------------
Loss from operations, before
   other (income) expense                                     (1,071,654)    (1,958,837)    (2,666,106)   (15,769,991)

Other (income) expense:
  Interest (income) expense, net                                (108,072)       (60,036)      (262,094)        62,209
  Equity in loss of investments                                  131,506        366,478        396,257      1,429,127
  Foreign currency loss                                                -          3,007              -         98,135
  Net (gain) loss on liquidation of debtor subsidiaries          (74,000)     1,634,054       (288,000)   (14,067,282)
  Other (income) expense                                         (62,515)        73,114        (99,620)      (377,133)
                                                            ------------   ------------   ------------   ------------
                                                                (113,081)     2,016,617       (253,457)   (12,854,944)
                                                            ------------   ------------   ------------   ------------

Net loss                                                        (958,573)    (3,975,454)    (2,412,649)    (2,915,047)

Series D preferred dividends                                    (162,672)      (152,548)      (485,451)      (455,116)
                                                            ------------   ------------   ------------   ------------

Net loss allocable to common shareholders                   $ (1,121,245)  $ (4,128,002)  $ (2,898,100)  $ (3,370,163)
                                                            ============   ============   ============   ============

     Net loss per share                                     $      (0.02)  $      (0.08)  $      (0.06)  $      (0.06)
                                                            ============   ============   ============   ============

     Weighted average number of shares outstanding            52,323,701     52,323,701     52,323,701     52,323,701
                                                            ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended March 31,
                                                            ---------------------------
                                                                2003           2002
                                                            ------------   ------------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (2,412,649)  $ (2,915,047)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                               113,012      1,337,033
     Other non-cash charges and credits:
       Stock-based compensation                                   31,944        366,521
       Bad debt expense                                          434,352      2,460,000
       Equity in loss of investments                             396,257      1,429,127
       Net gain on sale of fixed assets                           (1,661)        63,680
       Impairment loss                                                 -        121,932
       Write off of VAT receivable                                     -      1,405,929
       Net gain on liquidation of debtor subsidiaries           (288,000)   (14,067,282)
     Change in operating assets and liabilities:
       Accounts receivable                                             -       (316,929)
       Note receivable and other receivables                    (434,352)             -
       Prepaid expenses and other receivables                    (70,095)       196,720
       Restricted cash                                                 -         18,830
       Accounts payable                                          (17,235)     7,061,854
       Accrued other                                              60,720       (755,955)
       Accrued interest payable                                        -        115,688
       Customer deposits and deferred revenue                          -       (257,693)
                                                            ------------   ------------
Net cash used in operating activities                         (2,187,707)    (3,735,592)
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits received                                                   -         23,080
   Purchase of property and equipment                            (11,633)             -
   Sale of property and equipment                                 10,720        183,326
   (Investments in) distributions from investments            (2,500,000)       391,479
                                                            ------------   ------------
Net cash (used in) provided by investing activities           (2,500,913)       597,885
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                          -     (1,119,486)
                                                            ------------   ------------
Net cash used in financing activities                                  -     (1,119,486)
                                                            ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       (4,688,620)    (4,257,193)
CASH HELD BY SUBSIDIARIES IN BANKRUPTCY TO BE LIQUIDATED               -         72,716
CASH AND CASH EQUIVALENTS, beginning of year                   9,871,305     16,696,537
                                                            ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                    $  5,182,685   $ 12,512,060
                                                            ============   ============

---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

     Cash paid for:
        Interest                                            $          -   $    496,839
        Taxes                                               $          -   $          -


The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business
     --------

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

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc. ("e.Volve") and Novo Networks Operating Corp. ("NNOC") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") as described more fully below. We will refer to the subsidiaries that have filed for bankruptcy protection as our "debtor subsidiaries" throughout this quarterly report (this "Quarterly Report"). During the second quarter of fiscal 2003, we purchased an ownership interest in an Italian gelato company, as described more fully below.

On December 19, 2002, we executed a purchase agreement (the "Purchase Agreement") with Ad Astra Holdings LP, a Texas limited partnership ("Ad Astra"), Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra ("PMLLC"), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta (collectively, the "Equity Owners"). Pursuant to the Purchase Agreement, we acquired a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the "Initial Interest"), for a purchase price of $2.5 million.

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

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we receive a monthly payment from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. Paciugo may not cancel or alter the scope of the Support Services without our prior approval or consent.

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

Due to the ongoing liquidation of substantially all of our debtor subsidiaries' assets, we currently have no operations or revenues. We are not providing any products or services of any kind (including telecommunications services) to any customers. Presently, we record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement.

(b)  Bankruptcy Proceedings

On April 2, 2001, another one of our subsidiaries, Internet Global Services, Inc. ("iGlobal") filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Texas Bankruptcy Court") due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal. During April of 2003, iGlobal's trustee filed an adversary proceeding against us. For further details regarding this proceeding, see Note 8 "Legal Proceedings."

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United
States Bankruptcy Court for the District of Delaware (the
"Delaware Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.(1)


                                                                     Subject to
                                         Date      Status as of    Bankruptcy Plan
        Wholly Owned Subsidiary        Acquired    May 14, 2003(2) or Proceedings?
  ----------------------------------- -----------  -------------  ----------------
  Novo Networks Operating Corp.          2/8/00(3) Active          Yes, Chapter 11
  AxisTel Communications, Inc.          9/22/99    Inactive        Yes, Chapter 11
  Novo Networks International           9/22/99    Inactive        Yes, Chapter 11
  Services, Inc.
  Novo Networks Global Services, Inc.   9/22/99    Inactive        Yes, Chapter 11
  Novo Networks Metro Services, Inc.    9/22/99    Inactive        Yes, Chapter 11
  e.Volve Technology Group, Inc.       10/19/99    Inactive        Yes, Chapter 11
  Internet Global Services, Inc.        3/10/00    Inactive        Yes, Chapter 7
  eVentures Holdings, LLC               9/7/99(3)  Active(4)            No



     (1)  Web2Dial Communications, Inc., Novo Networks Metro
          Services (Virginia), Inc., Novo Networks Media Services, Inc. and Novo Networks (UK) Ltd., which are not debtor subsidiaries, have been dissolved.

     (2) "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

     (3)  Indicates date of incorporation, if organized by us.

     (4) This entity has no operations other than to hold certain equity interests.

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

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the liquidating trust. We are in the process of amending the new secured note to approximately $3.5 million, which includes $0.35 million of additional funding (yet to be paid) to the liquidating trust. We expect to finalize this amendment in the near future. Interest for the new secured note is accrued on a monthly basis. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries' assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement.

(c)  Litigation Against Qwest

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. For further details regarding this litigation, see
Note 8 "Legal Proceedings." No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit.

2.   Liquidity and Capital Resources
     -------------------------------

At March 31, 2003, we had consolidated current assets of $5.6 million, including cash and cash equivalents of approximately $5.2 million and net working capital of $4.0 million. Historically, we have funded our subsidiaries operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses,
(ii) acquisitions and strategic investments, (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

As discussed in Note 1(b), our debtor subsidiaries filed bankruptcy proceedings under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased this credit facility to approximately $1.9 million, which was advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. The credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien, pursuant to the Bankruptcy Code, on substantially all of the debtor subsidiaries' assets. In addition, the credit facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, certain payroll expenses, accrued interest and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, certain payroll expenses and applicable attorneys' fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the liquidating trust. We are in the process of amending the new secured note to approximately $3.5 million, which includes $0.35 million of additional funding (yet to be paid) to the liquidating trust. We expect to finalize this amendment shortly. Interest for the new secured note is accrued on a monthly basis. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

For the six months ended December 31, 2001, AxisTel and e.Volve provided telecommunications services. These debtor subsidiaries ceased operations effective September of 2001 and December of 2001, respectively. Since the latter date, neither we nor any of the debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. During fiscal 2002, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' amended plan, certain causes of action have been brought against Qwest.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, (ii) the early stages of our relationship with Paciugo after our purchase of the Initial Interest and the promulgation of its business plan, (iii) the uncertainties surrounding our potential acquisition of the Subsequent Interest or, potentially more than the Subsequent Interest in Paciugo, and
(iv) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Note 1(a) entitled "Business - General."

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to (i) purchase the Subsequent Interest or any additional interest in Paciugo, (ii) implement a successful business plan for Paciugo and (iii) identify other potential business opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process, (ii) our ongoing general and administrative expenses and (iii) the undetermined capital requirements of Paciugo and such other business opportunities as may arise in the future, if any.

3.   General
     -------

The accompanying consolidated financial statements as of and for the three and nine month periods ended March 31, 2003, and 2002, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission ("SEC"). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

The consolidated financial statements for us and our subsidiaries, which are not involved in such bankruptcy proceedings have been prepared in accordance with accounting principles generally accepted in the United States of America as applicable to a going concern. As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls their assets. For further details regarding the bankruptcy proceedings, see Note 1(b) entitled "Business - Bankruptcy Proceedings." We have recorded an accrual of approximately $0.9 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of the debtor subsidiaries. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Certain fiscal 2002 balances have been reclassified for comparative purposes to be consistent with the fiscal 2003 presentation. Such reclassifications have no impact on the reported net loss. All significant intercompany accounts have been eliminated.

4.   Long-lived Assets
     ----------------

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

We assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs. No impairment losses were recorded during the nine months ended March 31, 2003. However, during the nine months ended
March 31, 2002, certain network elements were rejected as part of the bankruptcy proceedings, resulting in an impairment charge of $0.1 million. During fiscal 2002, long-lived assets related to the debtor subsidiaries were written off by recording a charge of approximately $15.7 million to the net gain on liquidation of the debtor subsidiaries' account.

Property and equipment consist of leasehold improvements, computer equipment and furniture and fixtures. Each class of assets is depreciated over its estimated useful life using the straight-line method.

5.   Net Earnings (Loss) Per Share
     -----------------------------

We calculate earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. For the nine months ended March 31, 2003, and 2002, respectively, diluted EPS are not presented, as the assumed conversion would be antidilutive.

6.   Equity Interests
     ----------------

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary's governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary's accounts will not be reflected in our consolidated financial statements. Our proportionate share of a subsidiary's operating earnings and losses will be included in the caption "Equity in Earnings or Loss of Investments" in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. During the second fiscal 2003 quarter, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see
Note 1(a) "Business - General." The Initial Interest is accounted for under the equity method. At such time as our aggregate ownership interest in Paciugo is increased to greater than 50% (such as the acquisition of the Subsequent Interest), we will use the consolidation method of accounting. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for in such a way.
Under the consolidation method, Paciugo's accounts will be reflected within our financial statements.

We account for the majority of our interests using the equity method. For the nine months ended March 31, 2003, our proportionate share of equity losses totaled approximately $0.4 million. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. Due to declining market conditions, negative operating results of those companies, lack of subsidiary liquidity and other uncertainties surrounding the recoverability of those interests, we recorded impairment losses of $13.2 million in prior fiscal periods. For those equity interests previously impaired completely, we ceased recording our share of losses incurred by the subsidiary.

Equity interests consists of the following at March 31, 2003:



                                                % Ownership           Accounting
         Company Name                        Common    Preferred        Method           Balance
------------------------------------------------------------------------------------------------------
Paciugo                                       33.0%       0.0%          Equity       $    2,368,494
Gemini Voice Solutions (f/k/a PhoneFree)      17.2%      31.7%          Equity                    -
ORB Communications & Marketing, Inc.          19.0%     100.0%          Equity                    -
FonBox, Inc.                                  14.0%      50.0%          Equity                    -
Launch Center 39 ("LC39")                      0.0%       2.1%          Cost                      -
Spydre Labs                                    5.0%       0.0%          Cost                      -
                                                                                     --------------
                                                                                     $    2,368,494
                                                                                     ==============

At March 31, 2003, Paciugo met the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act. Summarized unaudited financial information for Paciugo as of and for the three months ended March 31, 2003 is as follows:

          Financial position information:
                 Current assets                $   1,760,699
                 Non-current assets                1,754,210
                 Current liabilities                 566,655
                 Non-current liabilities             492,253
                 Net assets                        2,456,001
          Income statement information:
                 Revenues                            377,300
                 Gross profit                        311,133
                 Net loss                           (398,502)

          Our equity in Paciugo's net loss     $    (131,506)

7.   Stock Options
     -------------

At March 31, 2003, the Company sponsors two stock option plans, the 1999 Omnibus Securities Plan ("the 1999 Plan") and the 2001 Equity Incentive Plan ("the 2001 Plan"). The Company has elected to account for those plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

On February 21, 2003, we issued 1.575 million options to officers and directors of the Company under the 1999 Plan. Our three Board of Directors were issued 25,000 shares each, which vested immediately. Our three Officers were issued 0.5 million shares each, vesting over four years, with the first year beginning on February 21, 2003. The exercise price for all of the options granted is $0.055. The options expire no later than ten years after the date the stock option is granted.

The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock Based Compensation." SFAS 123 requires pro forma information to be presented as if the Company had accounted for the stock options granted during the fiscal periods presented using the fair value method. We did not grant any stock options during fiscal 2002. The fair value for options granted during fiscal 2003 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   Fiscal
                                    2003
                                   ------
     Expected volatility           4865.0%
     Risk-free interest rate          3.9%
     Dividend yield                   0.0%
     Expected life (years)            9.9

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period. The Company's pro forma information relative to the 2001
Plan and 1999 Plan is as follows:



                                                               For the Three Months          For the Nine Months
                                                                  Ended March 31,               Ended March 31,
                                                            ---------------------------   ---------------------------
                                                                2003           2002           2003           2002
                                                            ------------   ------------   ------------   ------------
Pro forma net loss                                                   (unaudited)                    (unaudited)
Net loss allocable to common shareholders as reported       $ (1,121,245)  $ (4,128,002)  $ (2,898,100)  $ (3,370,163)
Additional compensation expense under SFAS 123                   (24,833)    (4,500,888)    (2,294,840)    (8,549,451)
                                                            ------------   ------------   ------------   ------------
Net loss allocable to common shareholders, pro forma        $ (1,146,078)  $ (8,628,890)  $ (5,192,940)  $(11,919,614)
                                                            ============   ============   ============   ============

Net loss per share, pro forma                               $      (0.02)  $      (0.16)  $      (0.10)  $      (0.23)
Net loss per share, as reported                             $      (0.02)  $      (0.08)  $      (0.06)  $      (0.06)


8.   Legal Proceedings
     -----------------

On April 1, 2003, Robert Newhouse, the trustee for iGlobal, filed an adversary proceeding against us in the Texas Bankruptcy Court. The lawsuit seeks to avoid certain alleged preferential and fraudulent transfers of approximately $0.3 million. In addition, it seeks to disallow our claim in the bankruptcy proceeding. We have denied the receipt of any improper payments or transfers, and we intend to vigorously defend against the assertions of Mr. Newhouse and protect our rights. Since the process has not proceeded beyond the initial pleadings stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amount of the purported preferential and fraudulent transfers and note that Mr. Newhouse also seeks to recover interest, costs of court and attorneys' fees.

As previously reported, Chad E. Coben, our former Senior Vice President of Finance and Corporate Development, filed a demand for arbitration against us with the American Arbitration Association on August 28, 2002. Mr. Coben asserted that he had "good reason" under his employment agreement to resign and receive certain contractual payments totaling in excess of $0.5 million. On April 24, 2003, we reached a settlement with Mr. Coben under which we agreed to pay him approximately $0.26 million in exchange for a complete release and dismissal of the arbitration and any other related legal proceedings with prejudice. The settlement agreement was fully executed on April 29, 2003.

As previously reported, Eos Partners, LP, Eos Partners SBIC, LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the "Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the initial pleading stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amounts paid for the Series C Stock, approximately $12 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees. The Defendants have submitted the claims to their insurance carriers.

As previously reported, we, along with the liquidating trust, filed a lawsuit against Qwest and Mr. Higgins in the Eighth Judicial District Court of Clark County, Nevada, on June 17, 2002, and Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have not been terminated and there have not been any material developments during the period ended March 31, 2003. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

     * statements regarding our ability to successfully redeploy our remaining cash assets whether through the purchase of the Subsequent Interest or any additional interest in Paciugo or otherwise;

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

     * risks that, after deploying our cash to purchase our Initial and Subsequent interests in Paciugo, our remaining resources will not allow us to pursue other potential business opportunities;

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

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this quarterly report (this "Quarterly Report"), Quarterly Reports on Forms 10-Q for our fiscal quarters ended September 30, 2002 and December 31, 2002 and the "Business Considerations" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we receive a monthly payment from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. Paciugo may not cancel or alter the scope of the Support Services without our prior approval or consent.

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

Bankruptcy Proceedings
----------------------

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc. ("e.Volve") and Novo Networks Operating Corp. ("NNOC") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We will refer to the subsidiaries that have filed for bankruptcy protection as our "debtor subsidiaries" throughout this Quarterly Report. At this same time, we announced that we were exploring the option of diversifying our business by entering into other lines of business.

On April 2, 2001, another one of our subsidiaries, Internet Global Services, Inc. ("iGlobal") filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Texas Bankruptcy Court") due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal. During April 2003, iGlobal's trustee filed an adversary proceeding against us. For further details regarding this proceeding, see Item 1 entitled "Legal Proceedings."

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United
States Bankruptcy Court for the District of Delaware (the
"Delaware Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

As of September 28, 2001, the goal of the reorganization effort was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, after that date, and based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest Communications Corporation (and its affiliates) ("Qwest"), a determination was made that the continued viability of the debtor subsidiaries was not realistic. An amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to the Bankruptcy Code, instead of a reorganization, as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal
2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest.
During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the liquidating trust. We are in the process of amending the new secured note to approximately $3.5 million, which includes $0.35 million of additional funding (yet to be paid) to the liquidating trust. We expect to finalize this amendment in the near future. Interest for the new secured note is accrued on a monthly basis. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement.

Operations Summary
------------------

As of March 31, 2003, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we choose to purchase the Subsequent Interest or any additional interest in Paciugo and promulgate a new business plan, either as it relates to Paciugo or another opportunity, if at all. During the prior fiscal quarter, we purchased an Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." We cannot predict when or if our business plan for Paciugo will be put into place, what they may entail or whether we will be successful in such a new business venture or other potential business opportunities that we may consider, if any.

During the nine months ended March 31, 2003, no revenues from operations were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us, (ii) the early stages of our relationship with Paciugo after our purchase of the Initial Interest and the promulgation of a business plan (iii) the uncertainties surrounding our potential acquisition of the Subsequent Interest or, potentially more than the Subsequent Interest in Paciugo, and (iv) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

During the nine months ended March 31, 2002, revenues were generated from operations of two of our debtor subsidiaries:
AxisTel and e.Volve. e.Volve's only significant customer was Qwest, which accounted for approximately 70% of consolidated revenues for the nine months ended March 31, 2002. Subsequent to December 31, 2002, AxisTel and e.Volve ceased all operations, and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with such services were liquidated.

We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the amended plan, substantially all of the telecommunications assets of the debtor subsidiaries were sold, and they will be unable to provide such services in the future.

Basis of Presentation
---------------------

The accompanying consolidated financial statements for the nine months ended March 31, 2003, include our accounts and those of our non-debtor subsidiaries. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002. The financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles as applicable to a going concern.

For the nine months ended March 31, 2002, the consolidated financial statements include us and our wholly owned subsidiaries, including the debtor subsidiaries. The consolidated financial statements as of and for the nine month period ended March 31, 2002, as contained in this Quarterly Report, are reflective of two separate accounting methodologies. For us and our subsidiaries not involved in the bankruptcy plan administration process (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles as applicable to a going concern. For our debtor subsidiaries, which are involved in the bankruptcy plan administration process, the financial statements have been prepared in accordance with generally accepted accounting principles as applicable to liquidating entities. We recorded an accrual estimate of $0.9 million in the accompanying financial statements for the costs of completing such bankruptcy proceedings, including, without limitation, liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made. During the nine months ended March 31, 2002, all of the revenues and direct costs reflected in our consolidated financial statements resulted from the operations of e.Volve and AxisTel.

REVENUES. For the quarters ended March 31, 2003, and March 31, 2002, no revenues were generated. Historically, we derived substantially all of our consolidated revenues from the sale of telecommunications services of AxisTel and e.Volve. These debtor subsidiaries ceased operations in connection with their bankruptcy filings, effective September of 2001 and December of 2001, respectively. Since that date, neither we nor our debtor subsidiaries have conducted operations or generated revenue. We are currently not providing any products or services of any kind (including telecommunications services) to any customers. We currently do not anticipate that AxisTel, e.Volve or any of the debtor subsidiaries will have revenue from telecommunications or any other services.

We do not expect to generate any revenues from operations until such time, if any, as we choose to purchase an interest in Paciugo which represents greater than a 50% interest (such as the acquisition of the Subsequent Interest), at which time we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. No assurances can be given that we will purchase a greater than majority interest in Paciugo, whether through the acquisition of the Subsequent Interest or otherwise, or generate revenues from operations in the future.

DIRECT COSTS. For the quarter ended March 31, 2003, no direct costs were incurred. Historically, direct costs included per minute termination charges, lease payments and fees for fiber optic cable.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Bankruptcy Court. Initially, the agreement dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of March 31, 2003, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.65 million. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest litigation. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represents the depreciation of property and equipment. Due to the significant impairment losses recorded during fiscal years 2002 and 2001, and the liquidation accounting for our debtor subsidiaries, our depreciation and amortization costs have decreased significantly, and we do not expect these costs to increase in the near term.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments results from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. During the second quarter of fiscal 2003, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that our previous strategic investments will continue to incur operating losses. However, we do not expect to record future charges related to those losses as they are completely impaired. We will record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo, unless we purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest), resulting in our holding a greater than 50% interest in Paciugo, at which time, we would begin to consolidate its operations into our financial statements.

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

OTHER INCOME. Other income results from the Support Services we provided to Paciugo, pursuant to the Purchase Agreement and administrative services we provided to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. For further details regarding the Support Services to Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." The administrative services agreement with our debtor subsidiaries initially dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. We are currently negotiating the terms of an on-going agreement with the liquidating trust. As of March 31, 2003, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.65 million. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest litigation. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

Summary of Operating Results
----------------------------

The table below summarizes our operating results.



                                                       Three Months Ended March 31,       Nine Months Ended March 31,
                                                       ----------------------------  -------------------------------------
                                                           2003           2002           2003           2002          %
                                                       ------------   ------------   ------------   ------------   -------
                                                               (unaudited)                   (unaudited)
Revenues                                                          -   $          -   $          -   $ 10,486,982    100.0%

Operating expenses:
   Direct costs                                                   -         94,031              -     14,614,766    139.4%
   Selling, general and administrative expenses           1,035,099      1,813,057      2,553,094     10,183,242     97.1%
   Impairment loss                                                -              -              -        121,932      1.2%
   Depreciation and amortization                             36,555         51,749        113,012      1,337,033     12.7%
                                                       ------------   ------------   ------------   ------------   -------
                                                          1,071,654      1,958,837      2,666,106     26,256,973
Loss from operations, before
   other (income) expense                                (1,071,654)    (1,958,837)    (2,666,106)   (15,769,991)  (150.4%)

Other (income) expenses:
   Interest (income) expense, net                          (108,072)       (60,036)      (262,094)        62,209      0.6%
   Equity in loss of investments                            131,506        366,478        396,257      1,429,127     13.6%
   Foreign currency loss                                          -          3,007              -         98,135      0.9%
   Net (gain) loss on liquidation of debtor
     subsidiaries                                           (74,000)     1,634,054       (288,000)   (14,067,282)  (134.1%)
   Other (income) expense                                   (62,515)        73,114        (99,620)      (377,133)    (3.6%)
                                                       ------------   ------------   ------------   ------------   -------
                                                           (113,081)     2,016,617       (253,457)   (12,854,944)  (122.6%)
                                                       ------------   ------------   ------------   ------------   -------

Net loss                                               $   (958,573)  $ (3,975,454)  $ (2,412,649)  $ (2,915,047)
                                                       ============   ============   ============   ============

   Series D dividends for the period                   $   (162,672)  $   (152,548)  $   (485,451)  $   (455,116)
                                                       ------------   ------------   ------------   ------------
Net loss allocable to common shareholders              $ (1,121,245)  $ (4,128,002)  $ (2,898,100)  $ (3,370,163)
                                                       ============   ============   ============   ============

Net loss per share                                     $      (0.02)  $      (0.08)  $      (0.06)  $      (0.06)
                                                       ============   ============   ============   ============

Weighted average number of shares outstanding            52,323,701     52,323,701     52,323,701     52,323,701
                                                       ============   ============   ============   ============




Three months ended March 31, 2003 Compared to Three months ended
March 31, 2002
----------------------------------------------------------------

REVENUES. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which have historically provided all of our significant revenues, (ii) the early stages of our relationship with Paciugo after our purchase of the Initial Interest and the promulgation of a business plan, (iii) the uncertainties surrounding our potential acquisition of the Subsequent Interest or, potentially more than the Subsequent Interest in Paciugo and
(iv) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

We do not expect to generate any revenues from operations until such time, if any, we choose to purchase an interest in Paciugo which represents greater than a 50% interest (such as the acquisition of the Subsequent Interest), at which time, we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. No assurances can be given that we will purchase a greater than majority interest in Paciugo, whether through the purchase of the Subsequent Interest or otherwise, or generate revenues from operations in the future.

DIRECT COSTS. No direct costs were incurred during the three months ended March 31, 2003, as compared to approximately $0.1 million during the three months ended March 31, 2002, as we currently have no operations.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $1.0 million during the three months ended March 31, 2003, from $1.8 million during the three months ended March 31, 2002, a decrease of 44%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce, (ii) the termination of operations as a result of the various bankruptcy proceedings, (iii) the reduction in professional fees relating to the bankruptcy plan administrative process and (iv) an overall reduction of overhead related to office rent, telephone, office expenses and travel and entertainment.

Selling, general and administrative expenses for the three months ended March 31, 2003, consisted primarily of approximately (i) $0.2 million of salaries and benefits, (ii) $0.3 million of legal and professional fees, (iii) $0.2 million of bad debt expense,
(iv) $0.15 million of business insurance and (v) $0.15 million of other operating expenses. Selling, general and administrative expenses for the three months ended March 31, 2002, consisted primarily of approximately (i) $0.5 million of salaries and benefits, (ii) $0.55 million of legal and professional fees,
(iii) $0.2 million of office rent, (iv) $0.15 million of business insurance and (v) $0.4 million of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $0.2 million per month until such time, if any, as we choose to purchase the Subsequent Interest or any additional interest in Paciugo or we are able to develop an alternative business strategy, if at all.

DEPRECIATION AND AMORTIZATION. Depreciation recorded on fixed assets during the three months ended March 31, 2003, totaled approximately $37,000, as compared to approximately $52,000 for the three months ended March 31, 2002. The decrease in depreciation expense is the result of asset impairment charges taken during prior fiscal periods. We expect our depreciation expense to remain relatively constant until such time, if any, as we choose to purchase the Subsequent Interest or any additional interest in Paciugo or we are able to develop an alternative business strategy, if at all.

INTEREST (INCOME) EXPENSE, NET. We recorded interest income from cash investments and the new secured note from our debtor subsidiaries, of approximately $0.1 million for the three months ended March 31, 2003, as compared to approximately $60,000 for the three months ended March 31, 2002. The overall increase in interest income during the current quarter is a result of interest income related to the new secured note that has been reserved for as bad debt expense in selling, general and administrative expenses, and no longer having interest expense from debtor subsidiary capital lease obligations, net of a general reduction in interest income resulting from lower cash balances.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. During the three months ended March 31, 2003, there was approximately $0.1 million of equity in loss of investment expense , as compared to $0.4 million during the three months ended March 31, 2002. The current fiscal quarter loss resulted from our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that those interests will continue to incur operating losses. However, we do not expect to record future charges related to them since they are completely impaired. We will record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo, unless we purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest), resulting in our holding a greater than 50% interest in Paciugo, at which time, we would begin to consolidate its operations into our financial statements.

NET (GAIN) LOSS ON LIQUIDATION OF DEBTOR SUBSIDIARIES. During the three months ended March 31, 2003, we recorded a net gain on liquidation of debtor subsidiaries of approximately $0.1 million related to a reduction of estimated liquidation costs for the debtor subsidiaries. For the three months ended March 31, 2002, we recorded a net loss on liquidation of debtor subsidiaries of approximately $1.6 million related to (i) an accrual estimate of $1.0 million for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (ii) $1.3 million in cash expenditures to settle administrative claims associated with the bankruptcy and (iii) a net gain on the write off of debtor subsidiary assets and liabilities of $0.7 million.

OTHER (INCOME) EXPENSE. During the three months ended March 31, 2003, we recorded approximately $63,000 in other income, as compared to other expense of approximately $73,000 during the three months ended March 31, 2002. Other income for the three months ended March 31, 2003, consisted primarily of monthly payments of $20,833 from Paciugo for the provision of the Support Services, beginning in January of 2003. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Other expense for the three months ended March 31, 2002, consisted of loss on the sale of fixed assets.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended
March 31, 2002
---------------------------------------------------------------

REVENUES. During the nine months ended March 31, 2003, no revenues were generated, as compared to approximately $10.5 million during the nine months ended March 31, 2002. No revenues were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all of our significant revenues, (ii) the early stages of our relationship with Paciugo after our purchase of the Initial Interest and the promulgation of a business plan, (iii) the uncertainties surrounding our potential acquisition of the Subsequent Interest or, potentially more than the Subsequent Interest in Paciugo and
(iv) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Prior to the elimination of our operations, revenues for the nine months ended March 31, 2002, were generated through the sale of (i) 97% voice services and (ii) 3% broadband services.

No minutes were transmitted during the nine months ended March 31, 2003, versus 134.1 million minutes during the nine months ended March 31, 2002. No revenues were generated during the nine months ended March 31, 2003, due to the termination of AxisTel's operations of data, wholesale and prepaid card businesses, as well as the cessation of the wholesale business of e.Volve.

We do not expect to generate any revenues from operations until such time, if any, we choose to purchase an interest in Paciugo which represents greater than a 50% interest (such as the acquisition of the Subsequent Interest), at which time, we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. No assurances can be given that we will purchase a greater than majority interest in Paciugo, whether through the purchase of the Subsequent Interest or otherwise, or generate revenues from operations in the future.

DIRECT COSTS. No direct costs were incurred during the nine months ended March 31, 2003, as compared to approximately $14.6 million during the nine months ended March 31, 2002, as we have no operations.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $2.5 million during the nine months ended March 31, 2003, from approximately $10.1 million during the nine months ended March 31, 2002, a decrease of 75%. The decrease in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce, (ii) the termination of operations as a result of the various bankruptcy proceedings, (iii) the reduction in professional fees relating to the bankruptcy plan administrative process and (iv) an overall reduction of overhead related to office rent, telephone, office expenses and travel and entertainment.

Selling, general and administrative expenses for the nine months ended March 31, 2003, consisted primarily of approximately (i) $0.8 million of salaries and benefits, (ii) $0.5 million of legal and professional fees, (iii) $0.4 million of bad debt expense,
(iv) $0.4 million of business insurance and (v) $0.4 million of other operating expenses. Selling, general and administrative expenses for the nine months ended March 31, 2002, consisted primarily of approximately (i) $1.9 million of salaries and benefits, (ii) $2.0 million of legal and professional fees, (iii) $2.5 million of bad debt expense, (iv) $0.9 million of office rent, (v) $0.4 million of stock based compensation, (vi) $0.45 million of business insurance and (vii) $1.95 million of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $0.2 million per month until such time, if any, as we choose to purchase the Subsequent Interest or any additional interest in Paciugo or we are able to develop an alternative business strategy, if at all.

DEPRECIATION AND AMORTIZATION. Depreciation recorded on fixed assets during the nine months ended March 31, 2003, totaled approximately $0.1 million as compared to approximately $1.3 million for the nine months ended March 31, 2002. The decrease in depreciation expense is the result of asset impairment charges taken during prior fiscal periods. We expect our depreciation expense to remain relatively constant until such time, if any, as we choose to purchase the Subsequent Interest or any additional interest in Paciugo or we are able to develop an alternative business strategy, if at all.

INTEREST (INCOME) EXPENSE, NET. We recorded interest income from cash investments and the new secured note from our debtor subsidiaries, of approximately $0.3 million for the nine months ended March 31, 2003, as compared to interest expense, net of interest income from cash investments of $0.1 million for the nine months ended March 31, 2002. The overall increase in interest income during the current period is a result of interest income related to the new secured note that has been reserved for as bad debt expense in selling, general and administrative expenses, and no longer having interest expense from debtor subsidiary capital lease obligations, net of a general reduction in interest income resulting from lower cash balances.

EQUITY IN LOSS OF INVESTMENTS. Equity in loss of investments resulted from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. For the nine months ended March 31, 2003, equity in loss of investments decreased 71%, to approximately $0.4 million compared to $1.4 million during the nine months ended March 31, 2002. The current fiscal period loss resulted from our 22% equity interest in Gemini Voice Solutions (formerly PhoneFree.com) and our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that those interests will continue to incur operating losses. However, we do not expect to record future charges related to them since they are completely impaired. We will record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo, unless we purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest), resulting in our holding a greater than 50% interest in Paciugo, at which time, we would begin to consolidate its operations into our financial statements.

FOREIGN CURRENCY LOSS. There was no foreign currency loss during the nine months ended March 31, 2003, compared to a loss of approximately $0.1 million during the nine months ended March 31, 2002. This variance was the result of the unfavorable exchange rate fluctuations in the Mexican peso compared to the United States dollar from wholesale telecommunication services previously offered through e.Volve's operations. Since we have no plans to re-enter the telecommunications business, we do not expect to have any foreign currency risk in the near future.

NET GAIN ON LIQUIDATION OF DEBTOR SUBSIDIARIES. During the nine months ended March 31, 2003, we recorded a net gain on liquidation of debtor subsidiaries of approximately $0.3 million related to a reduction of estimated liquidation costs for the debtor subsidiaries. For the nine months ended March 31, 2002, we recorded a net gain on liquidation of debtor subsidiaries of approximately $14.0 million related to (i) a write down of long-lived assets of $7.5 million, (ii) an accrual estimate of $1.0 million for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (iii) $1.3 million in cash expenditures to settle administrative claims associated with the bankruptcy proceedings, (iv) a gain on the write off of capital lease obligations of $7.7 million and (v) a net gain on the write off of debtor subsidiary assets and liabilities of $16.1 million.

OTHER INCOME. During the nine months ended March 31, 2003, we recorded approximately $0.1 million in other income, as compared to other income of $0.4 million during the nine months ended March 31, 2002. Other income for the nine months ended March 31, 2003, consisted primarily of monthly payments of $20,833 from Paciugo for the provision of the Support Services, beginning in January of 2003. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." During the nine months ended March 31, 2002, we received a liquidation payment from Launch Center 39 of approximately $0.4 million. The distribution was for the recovery of a previously written off equity investment.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003, we had consolidated current assets of $5.6 million, including cash and cash equivalents of approximately $5.2 million and net working capital of $4.0 million. We currently have a monthly cash requirement of approximately $0.2 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy plan administration process. Historically, we have funded our subsidiaries' operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic investments, (iii) working capital requirements and
(iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

During December of 2002, we purchased the Initial Interest in Paciugo for $2.5 million. For further details regarding Paciugo, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo." Assuming that we choose to purchase the Subsequent Interest in Paciugo in December 2004, with no current return, except as defined in the Purchase Agreement for Support Services, and given our expected obligations for that period between now and then, we do not expect to have cash available with which to continue our operations or make other acquisitions. Consequently, we expect our purchase of the Initial Interest, and potentially the Subsequent Interest, to be the only such interests we are able to purchase with our remaining cash assets. Further diversification is possible, should we find another suitable opportunity, but it seems unlikely at the present time.

Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurances can be given that we will choose to purchase the Subsequent Interest or any additional interest in Paciugo or that we will successfully redeploy some or all of our remaining cash assets in another business venture, if at all, or that, if deployed, we can continue as a going concern with the new business model.

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

In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, certain payroll expenses, accrued interest and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, certain payroll expenses and applicable attorneys fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During the first quarter of fiscal 2003, we provided additional funding of $0.1 million to the trust. We are in the process of amending the new secured note to approximately $3.5 million, which includes $0.35 million of additional funding (yet to be paid) to the liquidating trust. We expect to finalize this amendment in the near future. Interest for the new secured note is accrued on a monthly basis. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

For the nine months ended March 31, 2002, two of our indirect wholly owned operating subsidiaries, AxisTel and e.Volve, provided telecommunications services. These subsidiaries ceased operations effective September of 2001 and December of 2001, respectively. Since the latter date, neither we nor any of the debtor subsidiaries have conducted operations or generated revenue. We are not currently providing any products or services of any kind (including telecommunications services) to any customers. During fiscal 2002, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest, and as part of our debtor subsidiaries' amended plan, certain causes of action have been brought against Qwest. We do not expect to generate any revenues from operations until such time, if any, we choose to purchase an interest in Paciugo which represents greater than a 50% interest (such as the acquisition of the Subsequent Interest), at which time, we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. No assurances can be given that we will purchase a greater than majority interest in Paciugo, whether through the purchase of the Subsequent Interest or otherwise, or generate revenues from operations in the future.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, (ii) the early stages of our relationship with Paciugo after our purchase of the Initial Interest and the promulgation of a business plan, (iii) the uncertainties surrounding our potential acquisition of the Subsequent Interest or, potentially more than the Subsequent Interest in Paciugo and
(iv) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. For further details regarding the Support Services, see Item 2 entitled "Acquisition of the Initial Interest in Paciugo."

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to (i) purchase the Subsequent Interest or any additional interest in Paciugo, (ii) implement a successful business plan and (iii) identify other potential business opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process, (ii) our ongoing general and administrative expenses and (iii) the undetermined capital requirements of Paciugo and such other business opportunities as may arise in the future, if any.

CASH FLOWS USED IN OPERATING ACTIVITIES. Cash used in operating activities for the nine months ended March 31, 2003, totaled approximately $2.2 million as compared to approximately $3.7 million for the nine months ended March 31, 2002. During the nine months ended March 31, 2003, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $1.7 million, and an increase in the note receivable and other receivables for funding the debtor subsidiaries bankruptcy proceedings of approximately $0.4 million. During the nine months ended March 31, 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $9.8 million, and an increase in accounts receivable of $0.3 million, partially offset by a net increase in accounts payable and accrued liabilities of $6.3 million

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES. Net cash used in investing activities was approximately $2.5 million for the nine months ended March 31, 2003, as compared to net cash provided by investing activities of approximately $0.6 million for the nine months ended March 31, 2002. Net cash used in investing activities in the current period consisted primarily of the purchase of our Initial Interest in Paciugo. Investing activities in the prior period presented consisted primarily of cash received from one of our equity interests of approximately $0.4 million.

CASH FLOWS USED IN FINANCING ACTIVITIES. No financing activities occurred during the nine months ended March 31, 2003, as compared to net cash used in financing activities for the nine months ended March 31, 2002, of approximately $1.1 million for capital lease payments.

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

     * maintaining the current number of employees until such time as we locate additional business opportunities, if any, or we purchase the Subsequent Interest or any additional interest in Paciugo; and

     * avoiding significant expenses outside of our historical burn rate pending our decision to purchase the Subsequent Interest or any additional interest in Paciugo or location of another business opportunity, if any.

Our plan of operation for the upcoming twelve months as it relates to Paciugo calls for the following:

     * opening approximately two to four new store locations and one small "store within a store" outlets;

     * improving operations through the use of strategic partnering or automatic production equipment;

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

As of March 31, 2003, we maintained cash and cash equivalents of approximately $5.2 million. Assuming that we choose to purchase the Subsequent Interest in Paciugo in December 2004, with no current return, except as defined in the Purchase Agreement for Support Services, and given our expected obligations for that period between now and then, we do not expect to have cash available with which to continue our operations or make other acquisitions. Consequently, we expect our purchase of the Initial Interest, and potentially the Subsequent Interest, to be the only such interests we are able to purchase with our remaining cash assets. Further diversification is possible, should we find another suitable opportunity, but it seems unlikely at the present time.

Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. We do not currently believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets potentially available for redeployment will be limited. Consequently, we will probably not be in a position to make additional acquisitions and broad diversification is unlikely. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

We do not intend to provide information to our stockholders regarding the decision to purchase the Subsequent Interest or any additional interest in Paciugo or to take action on other potential business opportunities, if any. Our Board of Directors has the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, our stockholders will have no effective voice in decisions made by our Board of Directors and will be entirely dependent on its judgment in the selection of an appropriate investment opportunity and the negotiation of the specific terms thereof.

Item 3.   QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $5.2 million at March 31, 2003. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

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

PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On April 1, 2003, Robert Newhouse, the trustee for iGlobal, filed an adversary proceeding against us in the Texas Bankruptcy Court. The lawsuit seeks to avoid certain alleged preferential and fraudulent transfers of approximately $0.3 million. In addition, it seeks to disallow our claim in the bankruptcy proceeding. We have denied the receipt of any improper payments or transfers, and we intend to vigorously defend against the assertions of Mr. Newhouse and protect our rights. Since the process has not proceeded beyond the initial pleadings stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amount of the purported preferential and fraudulent transfers and note that Mr. Newhouse also seeks to recover interest, costs of court and attorneys' fees.

As previously reported, Chad E. Coben, our former Senior Vice President of Finance and Corporate Development, filed a demand for arbitration against us with the American Arbitration Association on August 28, 2002. Mr. Coben asserted that he had "good reason" under his employment agreement to resign and receive certain contractual payments totaling in excess of $0.5 million. On April 24, 2003, we reached a settlement with Mr. Coben under which we agreed to pay him approximately $0.26 million in exchange for a complete release and dismissal of the arbitration and any other related legal proceedings with prejudice. The settlement agreement was fully executed on April 29, 2003.

As previously reported, Eos Partners, LP, Eos Partners SBIC, LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the "Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the initial pleading stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amounts paid for the Series C Stock, approximately $12 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees. The Defendants have submitted the claims to their insurance carriers.


                               -27

As previously reported, we, along with the liquidating trust, filed a lawsuit against Qwest and Mr. Higgins in the Eighth Judicial District Court of Clark County, Nevada, on June 17, 2002, and Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have not been terminated and there have not been any material developments during the period ended March 31, 2003. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

None.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits


    EXHIBIT
      NO.     DOCUMENT DESCRIPTION
  ----------  --------------------------------------------------

    10.1      NonQualified Stock Option Agreement between the
              Registrant and Barrett N. Wissman

    10.2      NonQualified Stock Option Agreement between the
              Registrant and Steven W. Caple

    10.3      NonQualified Stock Option Agreement between the
              Registrant and Jan Robert Horsfall

    10.4      NonQualified Stock Option Agreement between the
              Registrant and John Stevens Robling

    10.5      NonQualified Stock Option Agreement between the
              Registrant and Russell W. Beiersdorf

    10.6      NonQualified Stock Option Agreement between the
              Registrant and Patrick Mackey

    10.7      NonQualified Stock Option Agreement between the
              Registrant and Susie C. Holliday

    99.1      Certifications Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002




  (b)  Reports on Form 8-K

  On January 3, 2003, we filed a Report on Form 8-K, disclosing that we executed a purchase agreement with Ad Astra Holdings LP ("Ad Astra") and Paciugo Management LLC, the sole general partner of Ad Astra ("PMLLC"), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta and describing the material terms on December 19, 2002.

  On January 30, 2003, we filed a Report on Form 8-K, disclosing the resignation of Barrett N. Wissman as our President, his subsequent selection as our new Chairman and the appointment of Steven W. Caple as our new President.

  On March 4, 2003, we filed a Report on Form 8-K/A, Amendment No. 1, disclosing the audited combined financial statements of Paciugo Management, LLC for the year ended December 31, 2002 and unaudited pro forma condensed consolidated financial statements of the Company for the year ended June 30, 2002 and the six months ended December 31, 2002 giving effect to the acquisition of the Initial Interest in Paciugo.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  May 15, 2003      By:     /s/ Steven W. Caple
                            -------------------------------
                              Steven W. Caple
                              President
                              (Principal Executive Officer)



Date:  May 15, 2003      By:     /s/ Susie C. Holliday
                            --------------------------------
                              Susie C. Holliday
                              Senior Vice President
                              (Principal Accounting Officer)

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

5. The other certifying officer and I have disclosed, based on the most recent evaluation, to Novo Networks' auditors and the audit committee:

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the ability to record, process, summarize and report financial data and have identified for Novo Networks' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Novo Networks' internal controls.

6. The other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

   /s/ Steven W. Caple
-------------------------
Steven W. Caple
President
(Principal Executive Officer)

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

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Novo Networks and have:

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

5. The other certifying officer and I have disclosed, based on the most recent evaluation, to Novo Networks' auditors and the audit committee:

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the ability to record, process, summarize and report financial data and have identified for Novo Networks' auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Novo Networks' internal controls.

6. The other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

   /s/ Susie C. Holliday
-------------------------
Susie C. Holliday
Senior Vice President
(Principal Accounting Officer)

                        TABLE OF EXHIBITS
                       ------------------


    EXHIBIT
      NO.     DOCUMENT DESCRIPTION
  ----------  --------------------------------------------------

    10.1      NonQualified Stock Option Agreement between the
              Registrant and Barrett N. Wissman

    10.2      NonQualified Stock Option Agreement between the
              Registrant and Steven W. Caple

    10.3      NonQualified Stock Option Agreement between the
              Registrant and Jan Robert Horsfall

    10.4      NonQualified Stock Option Agreement between the
              Registrant and John Stevens Robling

    10.5      NonQualified Stock Option Agreement between the
              Registrant and Russell W. Beiersdorf

    10.6      NonQualified Stock Option Agreement between the
              Registrant and Patrick Mackey

    10.7      NonQualified Stock Option Agreement between the
              Registrant and Susie C. Holliday

    99.1      Certifications Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002