Form 10-K
period 2003-06-30
NOVO NETWORKS INC
filed 2003-09-29
CIK 826773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

                                  214.777.4100
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant To Section 12(b)   Name of Each Exchange on Which
                   of the Act:                               Registered:
                      NONE                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE $0.00002 PER SHARE
                                (Title of Class)

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2002) was $2,442,000.

         As of September 29, 2003, 52,323,701 shares of our common stock, par value $0.00002, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- Incorporated by reference to our proxy statement to be mailed or sent to securities holders on or about October 27, 2003.

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
INTRODUCTORY STATEMENTS
         Necessary Definitions..........................................................     3

         Forward-Looking Statements.....................................................     3

PART I
         ITEM 1.      Business..........................................................     4

         ITEM 2.      Properties........................................................    12

         ITEM 3.      Legal Proceedings.................................................    12

         ITEM 4.      Submission of Matters to a Vote of Security Holders...............    13

PART II
         ITEM 5.      Market for Registrant's Common Equity and Related Stockholder
                         Matters........................................................    14

         ITEM 6.      Selected Financial Data...........................................    15

         ITEM 7.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operation...........................................    16

         ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk........    24

         ITEM 8.      Financial Statements and Supplementary Data.......................    24

         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure...........................................    24

         ITEM 9A.     Controls and Procedures...........................................    24

PART III
         ITEM 10.     Directors and Executive Officers of the Registrant................    25

         ITEM 11.     Executive Compensation............................................    25

         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
                         and Related Stockholder Matters................................    25

         ITEM 13.     Certain Relationships and Related Transactions....................    25

         ITEM 14.     Principal Accountant Fees and Services............................    25

PART IV
         ITEM 15.     Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K.....................................................    25

SIGNATURES..............................................................................    35

                             INTRODUCTORY STATEMENTS

NECESSARY DEFINITIONS

         Novo Networks, Inc. is a holding company incorporated under the laws of the State of Delaware that is registered under the Securities Exchange Act of 1934. Throughout this Annual Report, we refer to Novo Networks, Inc. as "Novo Networks," "we," "us" and "our." All of our operating subsidiaries (except Internet Global Services, Inc.), which previously provided telecommunications services, have filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. Internet Global Services filed a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code. We refer to these subsidiaries collectively as our "debtor subsidiaries" throughout this Annual Report. Currently, we own a minority interest in Paciugo Management, LLC and Ad Astra Holdings LP and related entities. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name "Paciugo." We refer to this interest as the "Paciugo interest" throughout this Annual Report.

FORWARD-LOOKING STATEMENTS

         "Forward-looking" statements appear throughout this document. These statements are an attempt by us to predict future events. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in the section entitled "Business Considerations," as well as all other cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these "forward-looking" statements. You should be aware that the occurrence of the events described in these considerations and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

         Forward-looking statements in this Annual Report include, without limitation, the following:

         Statements concerning us:

         - statements regarding our future capital requirements and our ability to satisfy our capital needs;

         - statements regarding our ability to continue as a going concern;

         - statements regarding our exposure, if any, arising from litigation matters currently pending against us;

         - statements regarding our ability to collect amounts owed by Qwest Communications Corporation and other third parties and to successfully pursue causes of action against Qwest and other third parties;

         - statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;

         - statements regarding our ability to successfully redeploy our remaining cash assets, if any;

         Statements concerning our debtor subsidiaries:

         - statements regarding the estimated liquidation value of assets and settlement amounts of liabilities;

         Statements concerning our Paciugo interest:

         - statements regarding our ability to realize any benefit from the Paciugo interest;

         - statements regarding our ability to resolve certain unresolved disputes with management of Paciugo in a manner that does not have a material adverse effect on our plan of operations;

         Other statements:

         - statements that contain words like "believe," "anticipate," "expect" and similar expressions are also used to identify forward-looking statements.

         You should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

         - risks inherent in our ability to redeploy our remaining assets, including remaining cash assets;

         - risks associated with competition in the sector or industry that we may enter;

         - our ability to successfully prosecute claims against Qwest and other third parties;

         - risks associated with obtaining a benefit from the minority interest we hold in Paciugo;

         - risks that we may not be able to resolve certain disputes with Paciugo's management;

         - risks that we may be unable to address our concerns about Paciugo's market position, the industry in which Paciugo competes, and Paciugo's prospects for meaningful success therein;

         -        risks associated with having no current operations or revenue;

         - risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

         - uncertainties in the implementation of the amended plan concerning the liquidation of substantially all of the remaining assets of our debtor subsidiaries; and

         -        changes in the laws and regulations that govern us.

         This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

         Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed elsewhere in this Annual Report, particularly under the heading "Business Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report.

                                     PART I

ITEM 1.       BUSINESS

         Readers of this Annual Report are cautioned that certain of the statements made in this Section are "forward-looking" and, therefore, should only be read in the context described under "Introductory Statements - Forward-Looking Statements."

         ORGANIZATION AND HISTORIC OPERATIONS

         The company now known as Novo Networks, Inc. was originally incorporated in Delaware in 1987 as Adina, Inc. ("Adina"). Adina's corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., ("eVentures") in August of 1999. During the Fall of 1999, eVentures completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. ("e.Volve") and AxisTel Communications, Inc. ("AxisTel"), and made a strategic investment in Gemini Voice Solutions, Inc. ("Gemini Voice"), formerly PhoneFree.com, Inc. During the Spring of 2000, eVentures acquired Internet Global Services, Inc. ("iGlobal") and made additional strategic investments. In December of 2000, eVentures changed its name to Novo Networks.

         BANKRUPTCY PROCEEDINGS OF DEBTOR SUBSIDIARIES

         On April 2, 2001, our subsidiary iGlobal filed a voluntary petition under Chapter 7 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas (the "Texas Bankruptcy Court") due to iGlobal's inability to service its debt obligations, potential contingent liabilities and our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with our March of 2000 acquisition of iGlobal.

         On July 30, 2001, five of our direct and indirect wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc. On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel, also filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

         We have set forth below a table summarizing the current status of our debtor subsidiaries.

                                                                       DATE
                                                                    BANKRUPTCY        STATUS AS OF         SUBJECT TO
                                                     DATE           PROTECTION        SEPTEMBER 18,    BANKRUPTCY PLAN OR
          DEBTOR SUBSIDIARY(1)                    ACQUIRED(2)         SOUGHT             2003(3)           PROCEEDINGS?
------------------------------------------        -----------       ----------        -------------    ------------------
Novo Networks Operating Corp.                        2/8/00          7/30/01            Inactive       Yes, Chapter 11(5)

AxisTel Communications, Inc.                        9/22/99          7/30/01            Inactive       Yes, Chapter 11(5)

Novo Networks International Services, Inc.          9/22/99          7/30/01            Inactive       Yes, Chapter 11(5)

Novo Networks Global Services, Inc.                 9/22/99          7/30/01            Inactive       Yes, Chapter 11(5)

Novo Networks Metro Services, Inc.                  9/22/99          7/30/01            Inactive       Yes, Chapter 11(5)

e.Volve Technology Group, Inc.                     10/19/99          9/14/01            Inactive       Yes, Chapter 11(5)

Internet Global Services, Inc.                      3/10/00          4/02/01            Inactive        Yes, Chapter 7

eVentures Holdings, LLC                              9/7/99            N/A              Active(4)              No

------------------

(1) Web2Dial Communications, Inc., Novo Networks Metro Services Virginia, Inc., Novo Networks Media Services, Inc. and Novo Networks (UK) Ltd., which are not debtor subsidiaries, have been dissolved.

(2) Indicates date of acquisition or date of incorporation, if organized by us.

(3) "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

(4) This entity has no operations other than to hold certain equity interests.

(5)      Subsequently amended to a liquidating Chapter 11 proceeding.

         As originally contemplated, the goal of the reorganization effort relating to our debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of our debtor subsidiaries' core assets and to provide distributions to their creditors. However, based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned.

         On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest Communications Corporation. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries' assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement.

         In connection with the bankruptcy proceedings, we provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $0.5 million to the liquidating trust. Interest for the new secured note is accrued on a monthly basis. The current balance on the new secured note is approximately $3.3 million which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         We originally provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to our debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, our debtor subsidiaries owed us $0.65 million at June 30, 2003. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements.

         It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on our business or the interests of our creditors or stockholders.

         Our principal operating subsidiaries, AxisTel and eVolve, ceased operations in September 2001 and December 2001, respectively. We are not currently providing any products or services of any kind to any customers.

         OUR INTEREST IN PACIUGO

         On December 19, 2002, we executed a purchase agreement with Ad Astra Holdings LP, a Texas limited partnership ("Ad Astra"), Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra ("PMLLC"), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta (collectively, the "Equity Owners"). Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Annual Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Pursuant to the purchase agreement executed in connection with the Paciugo interest, we acquired a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Paciugo equal to 33% (the "Initial Interest"), for a purchase price of $2.5 million. Due to the fact that a portion of our interest in Paciugo resulted from an acquisition from the Equity Owners, not all of the $2.5 million purchase price was available to management as additional working capital.

         In addition to the Initial Interest, we hold an option, exercisable until December 19, 2004, to purchase a 17.3% membership interest in PMLLC and a 17.127% interest in Ad Astra (the "Subsequent Interest") for $1.5 million. Together, the Initial Interest and the Subsequent Interest would result in our holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%. As discussed further below, we do not currently anticipate exercising our option to acquire the Subsequent Interest.

         Under the terms of the purchase agreement, we provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). In exchange for our providing the Support Services, we receive an annual amount equal to the greater of $250,000 or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Commencing January 1, 2003, we began receiving a monthly payment from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make the payment due for September of 2003. The loss of these monthly payments by Paciugo could adversely affect our financial condition. While we are attempting to work through our disagreements with Paciugo, we can offer no assurances that these issues will be resolved without any material adverse effect on our plan of operation.

         We are entitled, under the terms of the purchase agreement, to certain representation on the governing board of PMLLC (the "Board of Managers"). PMLLC's Board of Managers is composed of Ugo Ginatta and Cristiana Ginatta, as the Equity Owners' designees, and Barrett N. Wissman, as our designee. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra (and, therefore, Paciugo), except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

         We effectively maintain no ability to control the day-to-day affairs of our Paciugo interest. On August 25, 2003, Barrett N. Wissman resigned from the position of President of Paciugo. In addition, during the first and second calendar quarters of 2003, our Board of Directors became increasingly more concerned about Paciugo's market position, the industry in which Paciugo competes and Paciugo's prospects for meaningful success therein. Accordingly, during this period, we concluded that it was reasonably unlikely that we would expand our Paciugo interest and exercise our option to acquire the Subsequent Interest.

         Depending upon a variety of factors, including those outlined above, most of which are beyond our control, we may determine it necessary to record impairment charges against the Paciugo interest in our 2004 fiscal year. The factors that may result in the impairment of our Paciugo interest include, without limitation:

         - Paciugo's ability, outside of our exercise of the option to acquire the Subsequent Interest, to locate additional working capital;

         - Paciugo's ability to expand sales while controlling and reducing costs; and

         - Paciugo's ability to compete against more well-known gelato, frozen dessert, and ice cream stores, many of which maintain greater management, financial and other resources.

         PLAN OF OPERATION

         Our plan of operation in the near term principally involves locating, negotiating and, if possible, consummating a transaction for the redeployment of our remaining cash assets. We intend to examine the following factors, among others, in deciding upon an appropriate use for our remaining cash assets:

         - the historical liquidity, financial condition and results of operation of the business or opportunity, if any;

         - the growth potential and future capital requirements of the business or opportunity;

         - the nature, competitive position and market potential of the products, processes or services of the business or opportunity;

         - the relative strengths and weaknesses of the intellectual property of the business or opportunity;

         - the education, experience and abilities of management and key personnel of the business or opportunity;

         - the regulatory environment within the business industry or opportunity; and

         - the market performance of equity securities of similarly companies in the particular industry or opportunity.

         The foregoing is not an exhaustive list of the factors that we consider when evaluating potential business opportunities. We will also consider other factors that we deem relevant under the circumstances. In evaluating a potential opportunity, we intend to conduct a due diligence review that will include, among other things:

        -         meetings with industry participants;

        -         meetings with management or "promoters;"

        - inspection of properties, facilities, business models, products, services, material contracts, etc., if any;

        -         analysis of historical financial statements and projections;
                  and

        - any other inquiry or actions we believe are relevant under the circumstances.

         Our plan of operation for the upcoming twelve months also calls for the following:

         - continuing the liquidation of substantially all of the assets of our debtor subsidiaries in accordance with the bankruptcy plan administration process;

         - minimizing, to the extent possible, the expenses and liabilities incurred by us as the ultimate parent of the debtor subsidiaries;

         - minimizing, to the extent possible, expenses and liabilities incurred by us pending our decision to redeploy our remaining cash assets;

         - maintaining the current number of employees until such time as we locate additional business opportunities, if any; and

         - resolving our open issues with the management of Paciugo, if at all possible, and determining the best course of action with respect to our Paciugo Interest.

         As of June 30, 2003, we maintained cash and cash equivalents of approximately $3.9 million. We currently anticipate that after paying certain bankruptcy obligations related to the debtor subsidiaries and current operating expenses for fiscal year 2004, we will have approximately $1.7 million of remaining cash available to redeploy into one or more business opportunities and to support our monthly cash requirements. We currently have a monthly cash requirement of approximately $0.15 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. We do not believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets available for redeployment may be limited. We may only have the ability to participate in one business opportunity. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

         We do not intend to provide information to our stockholders regarding potential business opportunities that we are considering. Our Board of Directors has the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, our stockholders will have no effective voice in decisions made by our Board of Directors and will be entirely dependent on its judgment in the selection of an appropriate business opportunity and the negotiation of the specific terms thereof.

         BUSINESS CONSIDERATIONS

         Implementation of our plan of operation involves a number of distinct risks and uncertainties, including without limitation, the following:

         RISKS RELATED TO OUR BUSINESS

         We may not continue as a going concern. For the year ended June 30, 2003, we incurred a net loss of approximately $2.8 million. Further, we have no continuing operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern, and our auditor's opinion is modified for this uncertainty. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

         The bankruptcies of our debtor subsidiaries could negatively affect us, perhaps materially. All of our operating subsidiaries are in the process of liquidating their assets for the benefit of their respective creditors. We have previously guaranteed certain indebtedness of one or more of these debtor subsidiaries and, depending upon the treatment of and distribution to holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness. Further, the administration of our debtor subsidiaries' amended plan could negatively affect our relationship with our current creditors, vendors and employees. We cannot provide any assurances that we will not be negatively affected by the bankruptcy of our debtor subsidiaries, including as it relates to the segregation and protection of our remaining cash assets.

         We will be functioning as an early stage company. As previously indicated, we do not presently expect to re-enter the telecommunications industry. Instead, we expect to seek out opportunities in which to deploy our remaining cash assets. Consequently, we will not have any history upon which to base an evaluation of our business and prospects going forward. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies adopting a new or dramatically changed business model after the failure (for whatever reason) of a prior business model. Some of the risks and difficulties we expect to encounter include, without limitation, our ability to:

         -        create and successfully execute a revised business plan;

         - locate, invest in and otherwise manage a commercially viable base of suitable opportunities;

         -        manage and adapt to changing operations;

         -        respond effectively to competitive developments;

         - attract, retain and motivate qualified personnel, including, particularly those with appropriate industry experience; and

         - overcome the impact of the failure of our previous business model upon our current and future reputation.

         Because of our possible lack of industry experience, we may have limited insight into trends and conditions that may exist or might emerge and affect our new business interests. No assurances can be given that we will be in a position to redeploy our assets at the parent level or, if we do redeploy our assets, that we will successfully address and overcome these risks.

         We may not be able to fund a modified business plan. Even if we are successful in identifying a suitable alternative business opportunity, we may not possess sufficient funds to capitalize on it. No assurances can be made that adequate levels of financing to fund any new business venture will be available at all or on acceptable terms. Any financing could involve the issuance of securities with rights superior to those of our common stockholders. The issuance of additional securities could also result in significant dilution to our existing stockholders.

         We may not be able to redeploy our remaining cash assets. The time, effort and expense associated with implementing an appropriate strategy for our remaining cash assets cannot be predicted with any degree of accuracy. If we do not devote adequate time to the investigation, due diligence and negotiation of appropriate business opportunities or if we are precluded from doing so before our cash assets are further depleted, we may be unable to successfully redeploy our remaining cash assets. We cannot assure you that we will be successful in redeploying our remaining cash assets. Further, to the extent we are able to redeploy our remaining cash assets, we cannot assure you that our efforts will ultimately prove successful.

         We do not expect to be in a position to diversify our business risk. As of June 30, 2003, we maintained cash and cash equivalents of approximately $3.9 million. We currently anticipate that after paying certain bankruptcy obligations related to the debtor subsidiaries and current operating expenses for fiscal year 2004, we will have approximately $1.7 million of remaining cash available to redeploy into one or more business opportunities and to support our monthly cash requirements. We currently have a monthly cash requirement of approximately $0.15 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. We do not believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets available for redeployment may be limited. We may only have the ability to participate in one business opportunity. A lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

         Our stockholders will not be afforded an opportunity to approve any possible transaction. We do not intend to provide information to our stockholders regarding potential business opportunities that we are considering. Our Board of Directors will have the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, our stockholders will have no effective voice in decisions made by our Board of Directors and will be entirely dependent on their judgment in the selection of an appropriate business opportunity and the negotiation of the specific terms thereof.

         We may not realize any benefit from our interest in Paciugo. As indicated above, we have become increasingly more concerned about Paciugo's market position, the industry in which it competes and its prospects for meaningful success therein. In addition, certain disagreements have arisen between us and Paciugo's management concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make the payment due for September of 2003. The loss of these monthly payments by Paciugo could adverse affect our financial condition. While we are attempting to work through our disagreements with Paciugo, we can offer no assurances that these issues will be resolved without any material adverse effect on our plan of operation. We will continue to record our share of the losses generated by Paciugo. Depending on a variety of factors, most of which are beyond our control, we may determine it necessary to record impairment changes against our Paciugo interest in our 2004 fiscal year. To the extent an impairment of our Paciugo interest is necessary:

         -        our reputation is likely to be negatively effected; and

         - we may become entangled in additional disputes or litigation which may demand management, financial and other resources not available to us.

         No assurances can be given that we will be able to benefit from the Paciugo interest as originally contemplated.

         EQUITY INVESTMENTS

         Previously, we acquired minority positions in Internet and communications companies. As of June 30, 2003, we maintained investments in the following companies:

                                                                                                     CARRYING VALUE
                                                           % OWNERSHIP *             ACCOUNTING           AS OF
                  COMPANY NAME                       COMMON         PREFERRED          METHOD         JUNE 30, 2003
--------------------------------------------         ------------------------        ----------      --------------
Paciugo Management LLC ............................   33.3%             0.0%           Equity         $   2,255,523
Gemini Voice Solutions (f/k/a PhoneFree.com) ......   17.2%            31.7%.          Equity                     -
ORB Communications & Marketing, Inc ...............   19.0%           100.0%           Equity                     -
FonBox, Inc .......................................   14.0%            50.0%           Equity                     -
Launch Center 39 ..................................    0.0%             2.1%             Cost                     -
Spydre Labs .......................................    5.0%             0.0%             Cost                     -
                                                                                                      -------------
                                                                                                      $   2,255,523
                                                                                                      =============

* The percentage ownership reflects our ownership percentage at June 30, 2003.

         Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. During the second quarter of fiscal 2003, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see the section entitled "Our Interest in Paciugo." The Initial Interest is accounted for under the equity method. At such time, if any, as our aggregate ownership interest in Paciugo is increased to greater than 50% (such as the acquisition of the Subsequent Interest), we will consolidate the results of Paciugo with ours. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for in such a way. Under consolidation, Paciugo's accounts will be reflected within our financial statements. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest.

         As of June 30, 2002, our net asset value in Gemini Voice was approximately $0.3 million that was written off in fiscal 2003, and in August of 2003, Gemini Voice obtained the approval of its stockholders to begin the process of winding up its affairs. During fiscal 2002, an impairment loss of $2.4 million was recorded related to our investment in ORB. On February 14, 2003, ORB filed a voluntary petition under Chapter 7 of the bankruptcy code. The investments in FonBox, Launch Center 39 and Spydre Labs were written off during fiscal 2001, resulting in an aggregate impairment loss of $10.8 million. Impairment in our investments resulted from declining market conditions, negative operating results of the investment companies, lack of investor liquidity and other uncertainties surrounding the recoverability of these investments.

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

         One of our directors, Barrett N. Wissman and a former director, Jan R. Horsfall, are also members of the seven-member Board of Directors of Gemini Voice.

         COMPETITION

         We expect to encounter intense competition from other organizations that have similar business objectives, namely the acquisition of, or participation in, new business opportunities. In this regard, many of our potential competitors have significant cash resources that will be available for use following the acquisition of an initial interest. In addition, many of our potential competitors possess more experienced management teams, business evaluation personnel and greater technical, human and other resources than we do. Further, some of our competitors may possess more attractive business or industry relationships than we have. Lastly, we may encounter some resistance from potential business partners due to our prior business model or operating history. The inherent limitations on our competitive position may give others an advantage in pursuing attractive business opportunities.

         We do not have any agreements or understandings with respect to any business opportunity that we currently intend to pursue. We can provide no assurance that any future transaction will be completed or that, if completed, any such transaction will prove profitable or otherwise successful. Transactions of the type proposed involve a number of risks, including, without limitation, the following:

         -        the potential distraction of company management;

         -        the need for additional working capital;

         - our ability to manage potentially distinct business opportunities, particularly in light of our possible lack of industry experience;

         - the obligations associated with our debtor subsidiaries' amended plan including, without limitation, the funding of the liquidating trust and the prosecution of claims against Qwest;

         -        the potential impairment of our reputation and relationships;
                  and

         - the ability to locate, consummate, fund and integrate suitable business opportunities while we maintain cash assets available for redeployment and numerous other risks and uncertainties.

         For further details regarding the risks associated with the types of transactions proposed, see the section entitled "Business Considerations."

         DIRECTORS/OFFICERS/EMPLOYEES

         As of June 30, 2003, we had five full-time employees. On August 13, 2003, we announced that Jan Robert Horsfall resigned from our Board of Directors, effective August 12, 2003, and Susie C. Holliday resigned from her position as Senior Vice President of Accounting and Principal Accounting Officer, effective August 1, 2003. Patrick G. Mackey, our Senior Vice President of Administration has assumed Ms. Holliday's titles and responsibilities. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of the employees are represented by a labor union.

         CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

                                                           Payments due by period
                                ------------------------------------------------------------------------------
                                                 Less than           1-3               4-5           6 years
                                  Total            1 year           years             years          or more
                                ------------------------------------------------------------------------------
Operating Leases                $  131,894       $   74,441       $   57,453       $       --       $       --
                                ------------------------------------------------------------------------------
Total                           $  131,894       $   74,441       $   57,453       $       --       $       --

ITEM 2.       PROPERTIES

         Our corporate offices are located at 2311 Cedar Springs Road, Suite 400, Dallas, Texas, occupying approximately 3,300 square feet. Our lease expires on April 30, 2005. We are currently providing office space to the management of another corporation on a month to month basis in exchange for the reimbursement of certain expenses.

ITEM 3.       LEGAL PROCEEDINGS

         As previously reported, Robert Newhouse, the trustee for iGlobal, filed an adversary proceeding against us in the Texas Bankruptcy Court on April 1, 2003. The lawsuit sought to avoid certain alleged preferential and fraudulent transfers of approximately $0.3 million. In addition, it sought to disallow our claim in the bankruptcy proceeding. We denied the receipt of any improper payments or transfers, and we vigorously defended against the allegations. On August 25, 2003, an order was entered by the Texas Bankruptcy Court dismissing all of Mr. Newhouse's claims against us.

         As previously reported, Eos Partners, LP, Eos Partners SBIC, LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the "Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the initial pleading stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amounts paid for the stock, approximately $14.5 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees. The Defendants have submitted the claims to their insurance carriers. The Plaintiffs and Defendants are currently discussing the possibility of transferring the case from Harris County to Dallas County within the near future.

         As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John
L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, Novo

Networks and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship,
(v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr.
Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, Novo Networks and the liquidating trust are seeking such actual consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. We now expect the case to proceed before a panel of arbitrators in Washington, DC.

         We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Annual Report because they have neither been terminated nor has there been any material developments during the fiscal year ended June 30, 2003. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Our common stock is currently quoted on the National Association of Securities Dealers-Over the Counter Bulletin Board ("OTCBB"). Our common stock has been previously listed as follows:

         From                            To                  Ticker      Market
------------------------         -------------------         ------      ------
January 1, 2002                  Present                      NVNW       OTCBB
December 12, 2000                December 31, 2001 *          NVNW       Nasdaq
November 22, 2000                December 11, 2000            EVNT       Nasdaq
August 25, 1999                  November 21, 2000            EVNT       OTCBB
Prior to August 25, 1999                                      ADII       OTCBB

* Trading was halted by Nasdaq from July 30, 2001, until December 31, 2001.

         The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

                                      Bid Price
                                      ---------
   Quarter Ending                 Low         High
-------------------               ---         ----
June 30, 2003                    0.03         0.07
March 31, 2003                   0.04         0.08
December 31, 2002                0.05         0.12
September 30, 2002               0.01         0.25
June 30, 2002                    0.02         0.21
March 31, 2002                   0.01         0.13
December 31, 2001                *            *
September 30, 2001               *            *

*        Trading was halted by Nasdaq from July 30, 2001, until December 31,
         2001.

         Our stock has experienced periods, including certain extended periods, of limited or sporadic quotations.

         As of June 30, 2003, there were 1,217 record holders of our common stock; 18 record holders of our Series B convertible preferred stock; 7 record holders of our Series C convertible preferred stock, and 2 record holders of our Series D convertible preferred stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         None.

         DIVIDEND POLICY

         The holders of our common stock are entitled to receive dividends at such time and in such amounts as may be determined by our Board of Directors. However, we have not paid any dividends in the past and do not intend to pay cash dividends on our common stock for the foreseeable future. The quarterly dividends due and payable to the holders of our Series D Preferred Stock are prior in preference to any declaration or payment of any dividend or distribution to holders of any of our other series of preferred stock or our common stock.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                            Fiscal Year Ended June 30,
                                                               --------------------------------------------------
                                                                   2003               2002              2001
                                                               ------------       ------------     --------------
Revenues ...................................................   $          -       $ 10,486,982     $   72,031,554

Operating expenses:
  Direct costs .............................................              -         14,614,766         70,807,489
  Selling, general and administrative expenses .............      3,205,607         14,750,870         28,867,054
  Reorganization and restructuring charge ..................              -                  -          3,898,656
  Impairment loss ..........................................              -          2,400,543        120,476,247
  Depreciation and amortization ............................        149,567          1,370,958         20,453,633
                                                               ------------       ------------     --------------
                                                                  3,355,174         33,137,137        244,503,079
                                                               ------------       ------------     --------------
Loss from operations, before
    other (income) expense .................................     (3,355,174)       (22,650,155)      (172,471,525)

Other (income) expense
    Interest income ........................................       (109,571)          (397,370)        (1,626,831)
    Interest expense .......................................              -            466,965          1,224,455
    Loss in equity investments .............................        509,228          1,720,000          9,023,882
    Foreign currency loss ..................................              -             98,135            130,511
    Net gain on liquidation of debtor subsidiaries .........       (900,500)       (16,074,355)                 -
    Other (income) expense .................................        (62,563)          (668,993)           341,052
                                                               ------------       ------------     --------------
                                                                   (563,406)       (14,855,618)         9,093,069
                                                               ------------       ------------     --------------

Net loss ...................................................     (2,791,768)        (7,794,537)      (181,564,594)

Imputed preferred dividend .................................              -                  -         (2,299,750)
Series D preferred dividends ...............................       (653,175)          (603,432)          (324,860)
                                                               ------------       ------------     --------------

Net loss allocable to common shareholders ..................   $ (3,444,943)      $ (8,397,969)    $ (184,189,204)
                                                               ============       ============     ==============

Net loss per share - (basic and diluted) ...................   $      (0.07)      $      (0.16)    $        (3.53)
                                                               ============       ============     ==============
Weighted average number of shares
    outstanding - (basic and diluted) ......................     52,323,701         52,323,701         52,222,671
                                                               ------------       ------------     --------------

                                                                                 As of June 30,
                                                               --------------------------------------------------
                                                                   2003               2002              2001
                                                               ------------       ------------     --------------
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents ..................................   $  3,894,081       $  9,871,305     $   16,696,537
Working capital ............................................      3,831,643          8,274,829          6,048,792
Total assets ...............................................      7,003,808         11,131,053         37,897,369
Capital leases, net of current portion .....................              -                  -          5,189,094
Long term debt .............................................              -                  -                  -
Total stockholders' equity .................................      6,499,430          9,259,253         16,646,296

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes found on pages F-1 to F-42 of this Annual Report.

         OPERATIONS SUMMARY

         For the year ended June 30, 2003, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we promulgate a new business plan, either as it relates to Paciugo or another opportunity. During fiscal 2003, we purchased the Initial Interest in Paciugo. We cannot predict when or if we will be successful in such a new business venture or other potential business opportunities that we may consider, if any. During 2003, we received $125,000 from Paciugo for the provision of Support Services. There can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due for September of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Our Interest in Paciugo."

         During fiscal 2002, revenues were generated from operations of two of our debtor subsidiaries: AxisTel and e.Volve. e.Volve's only significant customer was Qwest, which accounted for approximately 70% of consolidated revenues for the year ended June 30, 2002. Subsequent to December 31, 2002, AxisTel and e.Volve ceased all operations, and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with such services were liquidated.

         We currently anticipate that we will not have any revenue from telecommunications or any other services unless or until we are able to redeploy our remaining cash assets.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements for the twelve months ended June 30, 2003, include our accounts. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002.

         For the twelve months ended June 30, 2002, the consolidated financial statements include us and our wholly owned subsidiaries, including the debtor subsidiaries. The consolidated financial statements as of and for the twelve months ended June 30, 2002, do not include the assets and liabilities of the debtor subsidiaries. For us and our subsidiaries not involved in the bankruptcy plan administration process (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles as applicable to a going concern. The assets and liabilities of our debtor subsidiaries have been deconsolidated, as the liquidating trust controls the assets of these entities. We recorded an accrual estimate of $0.3 million in the accompanying financial statements for the costs of completing such bankruptcy proceedings, including, without limitation, liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made. On April 2, 2001, iGlobal, one of our subsidiaries, filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code. The financial results of iGlobal are included in the financial statements from its acquisition on March 10, 2000, through commencement of the bankruptcy proceedings on April 2, 2001. The consolidated balance sheets as of June 30, 2002, and June 30, 2003, do not include the accounts of iGlobal due to the decision to dispose of iGlobal during the quarter ended March 31, 2001. During the twelve months ended June 30, 2002, all of the revenues and direct costs reflected in our consolidated financial statements resulted from the operations of e.Volve and AxisTel.

         Revenues. Historically, we derived substantially all of our consolidated revenues from the sale of telecommunications services of AxisTel and e.Volve. We do not expect to generate any revenues from operations until such time, if any, as we choose to purchase an interest in Paciugo which represents greater than a 50% interest (such as the acquisition of the Subsequent Interest), at which time we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. We do not currently anticipate exercising our option to acquire the Subsequent Interest. No assurances can be given that we will ever generate revenues from operations in the future.

         Direct Costs. Historically, direct costs included per minute termination charges, lease payments and fees for fiber optic cable.

         Selling, General and Administrative Expenses. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provide administrative services to our debtor subsidiaries on an hourly basis pursuant to an administrative services agreement with the liquidating trust approved by the Delaware Bankruptcy Court. As of June 30, 2003, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.65 million that is fully reserved in our financial statements due to the uncertainty surrounding the collection of the receivable. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest litigation.

         Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment. Due to significant impairment losses recorded during fiscal years 2002 and 2001, and the deconsolidation of our debtor subsidiaries, our depreciation and amortization costs have decreased significantly, and we do not expect these costs to increase in the near term.

         Equity in Loss of Investments. Equity in loss of investments results from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. During the second quarter of fiscal 2003, we purchased the Initial Interest in Paciugo. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that our previous strategic investments will continue to incur operating losses. However, we do not expect to record future charges related to those losses as the recorded value of these investments on our books has been written off, and we do not guarantee the debts of any investment. We will record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo until such time, if any, that we either (a) purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest) resulting in our holding a greater than 50% interest in Paciugo, at which time we would begin to consolidate its operations into our financial operations or (b) determine that the Initial Interest is permanently impaired. On February 14, 2003, ORB filed for protection under Chapter 7 of the Bankruptcy Code, and in August of 2003, Gemini Voice obtained the approval of its stockholders to begin the process of winding up its affairs.

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

         Other Income. Other income results from the Support Services we provided to Paciugo, pursuant to the Purchase Agreement. There can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due for September of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Our Interest in Paciugo." Other income also results from the administrative services we provided to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The administrative services agreement with our debtor subsidiaries initially dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to our debtor subsidiaries on a per hour basis. Due to the uncertainty surrounding the collection of this receivable, it has not been fully reserved in our financial statements.

         SUMMARY OF OPERATING RESULTS

         The table below summarizes our consolidated operating results:

                                                                           For the Fiscal Year Ended June 30,
                                                             --------------------------------------------------------------
                                                                 2003            2002          %          2001          %
                                                             --------------------------------------------------------------
Revenues ..................................................  $          -    $ 10,486,982     100%   $   72,031,554    100%

Operating expenses:
     Direct costs .........................................             -      14,614,766     139%       70,807,489     98%
     Selling, general and administrative expenses .........     3,205,607      14,750,870     141%       28,867,054     40%
     Reorganization and restructuring charge ..............             -               -       1%        3,898,656      5%
     Impairment loss ......................................             -       2,400,543      23%      120,476,247    167%
     Depreciation and amortization ........................       149,567       1,370,958      13%       20,453,633     28%
                                                             -------------------------------------------------------------
                                                                3,355,174      33,137,137               244,503,079
Loss from operations, before
     other (income)  expense ..............................    (3,355,174)    (22,650,155)   (216%)    (172,471,525)  (239%)

Other (income) expense:
     Interest income ......................................      (109,571)       (397,370)     (4%)      (1,626,831)    (2%)
     Interest expense .....................................             -         466,965       4%        1,224,455      2%
     Equity in loss of investments ........................       509,228       1,720,000      16%        9,023,882     13%
     Foreign currency loss ................................             -          98,135       1%          130,511      0%
     Net gain on liquidation of debtor subsidiaries .......      (900,500)    (16,074,355)   (153%)               -      0%
     Other (income) expense ...............................       (62,563)       (668,993)     (5%)         341,052      0%
                                                             -------------------------------------------------------------
                                                                 (563,406)    (14,855,618)   (142%)       9,093,069     13%
                                                             -------------------------------------------------------------

Net loss ..................................................    (2,791,768)     (7,794,537)    (74%)    (181,564,594)  (252%)

Imputed preferred dividend ................................             -               -                (2,299,750)
Series D preferred dividends ..............................      (653,175)       (603,432)                 (324,860)
                                                             ------------    ------------            --------------

Net loss allocable to common shareholders .................  $ (3,444,943)   $ (8,397,969)           $ (184,189,204)
                                                             ============    ============            ==============

Net loss per share - (basic and diluted) ..................  $      (0.07)   $      (0.16)           $        (3.53)
                                                             ============    ============            ==============
Weighted average number of shares
     outstanding - (basic and diluted) ....................    52,323,701      52,323,701                52,222,671
                                                             ------------    ------------            --------------

         FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

         Revenues. No revenues were generated during fiscal 2003, compared to $10.5 million generated during fiscal 2002. No revenues were generated based on
(i) the termination of all operations of our debtor subsidiaries by December of 2001, which have historically provided all of our significant revenues and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we should choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenue and operations into our consolidated financial statements at that time. We will continue to record other income from the provision of the Support Services to Paciugo through August, 2003, as agreed upon in the Purchase Agreement. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due for September of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Our Interest in Paciugo." Prior to the elimination of our operations, fiscal 2002 revenues were generated through the sale of: (x) 97% voice services and (y) 3% broadband services.

         We do not expect to generate any revenues from operations until such time, if any, we choose to purchase an interest in Paciugo which represents greater than a 50% interest (such as the acquisition of the Subsequent Interest), at which time, we would consolidate its operations into our financial statements, or we successfully redeploy some or all of our remaining cash assets in another business venture, if at all. We do not currently anticipate that we will exercise our option to acquire the Subsequent Interest. No assurances can be given that we will ever generate revenues from operations in the future.

         Direct Costs. No direct costs were incurred during fiscal 2003, as compared to approximately $14.6 million during fiscal 2002, as we currently have no operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 78% or $11.4 million during fiscal 2003 to $3.2 million from $14.8 million in fiscal 2002. The decrease in selling, general and administrative expenses during fiscal 2003 resulted primarily from (i) downsizing of the workforce, (ii) the termination of operations as a result of the various bankruptcy proceedings, (iii) the reduction in professional fees relating to the bankruptcy plan administrative process and (iv) an overall reduction of overhead related to office rent, telephone, office expenses and travel and entertainment.

         Selling, general and administrative expenses for the twelve months ended June 30, 2003, consisted primarily of approximately (i) $1.0 million of salaries and benefits, (ii) $0.8 million of legal and professional fees, (iii) $0.1 million of bad debt expense, (iv) $0.6 million of business insurance and
(v) $0.2 million of other operating expenses. Selling, general and administrative expenses for the twelve months ended June 30, 2002, consisted primarily of approximately (i) $2.4 million of salaries and benefits, (ii) $3.2 million of legal and professional fees, (iii) $5.9 million of bad debt expense,
(iv) $1.0 million of office rent, (v) $0.55 million of business insurance and
(vi) $1.15 million of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $0.15 million per month until such time, if any, as we choose to redeploy our remaining cash assets.

         Impairment Loss. No impairment loss was recorded during fiscal 2003. During fiscal 2002, an impairment loss of $2.4 million was recorded as we completely impaired our investment in ORB due to a negative liquidation analysis.

         Depreciation and Amortization. Depreciation recorded on fixed assets during fiscal 2003, totaled approximately $0.15 million, as compared to approximately $1.4 million for fiscal 2002. The decrease in depreciation expense is the result of asset impairment charges taken during prior fiscal periods. We expect our depreciation expense to remain relatively constant until such time, if any, as we choose to redeploy our remaining cash assets.

         Interest (Income) Expense, Net. We recorded interest income from cash investments of $0.1 million, as compared to interest expense, net of approximately $70,000 for fiscal 2002. The overall increase in interest income during the current fiscal year is a result of interest income from cash balances, and no longer having interest expense from debtor subsidiary capital lease obligations.

         Equity in Loss of Investments. Equity in loss of investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. Equity in loss of investments was $0.5 million in fiscal 2003, compared to $1.7 million during fiscal 2002. The fiscal 2003 loss resulted primarily from our 33% Initial Interest in Paciugo. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that those interests will continue to incur operating losses. However, we do not expect to record future charges related to them since they are completely impaired. The fiscal 2002 loss primarily resulted from our 22% equity interest in Gemini Voice. We expect to record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo, unless we purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest) resulting in our holding a greater than 50% interest in Paciugo, at which time we would begin to consolidate its operations into our financial statements. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest.

         Net Gain on Liquidation of Debtor Subsidiaries. During fiscal 2003, we recorded a net gain on liquidation of debtor subsidiaries of approximately $0.9 million related to a reduction of estimated liquidation costs for the debtor subsidiaries. During fiscal 2002, we recorded a net gain on liquidation of debtor subsidiaries of $16.1 million related to (i) a write down of long-lived assets of $8.1 million, (ii) an accrual estimate of $0.5 million for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (iii) $1.5 million in cash expenditures to settle administrative claims associated with the bankruptcy, (iv) a gain on the write off of capital lease obligations of $7.7 million, (v) a net gain on the write off of debtor subsidiary assets and liabilities of $17.8 million under liquidation accounting and (vi) a gain of $0.7 million from the deconsolidation of the debtor subsidiaries liabilities.

         Other income. During fiscal 2003, we recorded other income of approximately $125,000 compared to other income, net of other expense of approximately $0.7 million in fiscal 2002. Other income for fiscal 2003, consisted primarily of monthly payments of $20,833 from Paciugo for the provision of the Support Services, beginning in January of 2003. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due for September of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Our Interest in Paciugo." The net gain recorded in fiscal 2002 is related to (i) a $0.4 million gain on the receipt of liquidation investment proceeds from Launch Center 39, an investment written off in the prior fiscal year and (iv) a $0.3 million net gain on the sale of our indirect non-debtor subsidiary, e.Volve Technology Group de Mexico, S.A. de C.V. In a stock purchase agreement dated February 28, 2002, a wholly owned subsidiary of e.Volve, e.Volve de Mexico, was sold to a company that is owned by one or more former employees of the subsidiary. The transaction closed on April 12, 2002. The buyer acquired telecommunications assets and assumed certain liabilities of e.Volve de Mexico and received a payment of approximately $70,000.

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

         Reorganization and Restructuring Charge. In October 2000, we began the execution of a plan to consolidate the operations and management of our wholly owned subsidiaries into a single broadband network and communication services company. The plan focused on providing broadband and voice services to other service providers, which resulted in the discontinuation of retail Internet access services. We recorded reorganization and restructuring expenses totaling approximately $3.9 million during fiscal 2001. The reorganization and restructuring charge of $3.9 million includes cash expenditures totaling $1.5 million related to (i) personnel severance of $0.6 million (ii) lease abandonment of $0.6 million, and (iii) other costs of $0.3 million and $2.4 million of non-cash charges, primarily for the write-down of impaired assets and the fair value of stock options granted to a former employee as part of his separation agreement. The positions eliminated included three senior management positions as a result of the management consolidation and 16 technical and support positions related to the discontinuation of the retail Internet access services.

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

         Depreciation and Amortization. As a result of the reorganization transactions in September of 1999 and October of 1999 and the acquisition of iGlobal in March of 2000, we recorded approximately $116.0 million in goodwill. During fiscal 2001, all of the goodwill was written off; therefore, no amortization of goodwill was recorded during fiscal 2002. Amortization of goodwill during fiscal 2001 was $15.3 million. To the extent there are no future acquisitions, we do not anticipate incurring any additional amortization expense due to the goodwill impairment charges recorded during the March 2001 period. Depreciation recorded on fixed assets during the current period totaled $1.4 million compared to $5.2 million for the prior period. Reduced depreciation expense during the current fiscal year is the result of asset impairment charges taken during the fiscal year ended June 30, 2001, and liquidation accounting for our debtor subsidiaries during fiscal 2002, where the assets of the debtor subsidiaries were impaired and subsequently written off.

         Interest Expense (Income). We recorded interest expense, net of income, of approximately $70,000 in fiscal 2002 compared to interest income, net of expense, of approximately $0.4 million in fiscal 2001. The decrease in interest income is due to lower cash balances during fiscal 2002.

         Loss in Equity Investments. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each investment's operating losses is included in equity in loss of investments. Equity in loss of investments was $1.7 million in fiscal 2002 and $9.0 million during fiscal 2001. The fiscal 2002 loss primarily resulted from our 22% equity interest in Gemini Voice. We anticipate that our investments accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses. For those investments that were impaired completely in fiscal 2001, we have ceased recording our share of losses incurred by the investee.

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

         Other (income) expense. During fiscal 2002, we recorded other income, net of other expense of approximately $0.7 million compared to other expense, net of other income of approximately $0.3 million in fiscal 2001. The net gain recorded in fiscal 2002 is related to (i) a $0.4 million gain on the receipt of liquidation investment proceeds from Launch Center 39, an investment written off in the prior fiscal year and (iv) a $0.3 million net gain on the sale of our indirect non-debtor subsidiary, e.Volve de Mexico. In a stock purchase agreement dated February 28, 2002, a wholly owned subsidiary of e.Volve, e.Volve de Mexico was sold to a company that is owned by one or more former employees of the subsidiary. The transaction closed on April 12, 2002. The buyer acquired telecommunications assets and assumed certain liabilities of e.Volve de Mexico and received a payment of approximately $70,000. The net expense for fiscal 2001 of approximately $0.3 million is primarily related to Delaware franchise tax expense for the period.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had consolidated current assets of $4.3 million, including cash and cash equivalents of approximately $3.9 million and net working capital of $3.8 million. Historically, we have funded our subsidiaries' operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses;
(ii) acquisitions and strategic business opportunities; (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

         Assuming we complete a transaction within the next year, with no current return on that transaction, given our current obligations, we expect to have approximately $1.7 million of cash available for funding potential business opportunities. Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurance can be given that we will be able to deploy any remaining cash assets or that if deployed we can continue as a going concern with the new business model.

         In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, certain payroll expenses, accrued interest and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, certain payroll expenses and applicable attorneys' fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During fiscal 2003, we provided additional funding of $0.5 million to the liquidating trust. A new secured note of approximately $3.3 million to the liquidating trust was signed on May 15, 2003. Interest for the new secured note is accrued on a monthly basis. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

         We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due for September of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Our Interest in Paciugo."

         As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to (i) purchase the Subsequent Interest or any additional interest in Paciugo (ii) implement a successful business plan for Paciugo and (iii) identify other potential business opportunities; if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (x) our debtor subsidiaries bankruptcy plan administration process and (y) our ongoing general and administrative expenses. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

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

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern. No assurances can be given that we will continue as a going concern.

         The net cash provided by or used in operating, investing, and financing activities for the years ended June 30, 2003, 2002, and 2001, is summarized below:

         Cash used in operating activities in fiscal 2003, totaled approximately $3.4 million as compared to approximately $6.2 million in fiscal 2002. During fiscal 2003, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $2.9 million, and an increase in the note receivable and other receivables for funding the debtor subsidiaries bankruptcy proceedings of approximately $0.1 million, and reductions in accrued expenses of $0.4 million. During fiscal 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $10.9 million, an decrease in accounts receivable of $3.6 million, increase in prepaid expenses of $0.3 million, decrease in restricted cash of $0.2 million, a net increase in accounts payable and accrued liabilities of $8.3 million.

         Net cash used in investing activities was approximately $2.5 million in fiscal year 2003. Net cash provided by investing activities was approximately $0.5 million in fiscal 2002. Cash flows used in investing activities in the current year period consisted primarily of our Initial Interest in Paciugo. Investing activities in fiscal 2002 consisted primarily of a distribution from an investment of approximately $0.4 million.

         Cash flows from financing activities were zero in fiscal 2003. Cash flows used by financing activities totaled $1.1 million in fiscal 2002 and cash flows provided by financing activities was $4.1 million in fiscal 2001. Fiscal 2002 financing activities consisted of capital lease payments of $1.1 million.

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

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Our consolidated financial statements presented as of June 30, 2001, do not include the accounts of iGlobal due to our management's decision to abandon iGlobal operations during the quarter ended March 31, 2001. At June 30, 2002, the assets and liabilities of the debtor subsidiaries have been deconsolidated, as the liquidating trust controls their assets. We have recorded an accrual of approximately $0.3 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

         Principles of Consolidation and Accounting for Ownership in Subsidiaries. We account for our ownership interests in subsidiaries under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in the subsidiary, as well as our degree of influence over each of the subsidiaries.

         Consolidation. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary's accounts are reflected within our consolidated financial statements, except as discussed in the "Basis of Presentation" above.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $3.9 million at June 30, 2003. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please refer to pages F-1 to F-42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 30, 2002, our Audit Committee and Board of Directors unanimously recommended the dismissal of Arthur Andersen LLP as our independent accountant. Arthur Andersen previously served as our outside auditor since January 2, 2001. For the year ended June 30, 2001, Arthur Andersen's audit report did not contain any adverse opinion or a disclaimer of opinion nor was it qualified or modified as to audit scope or accounting principles, except that such report did state that substantial doubt existed that we could continue as a going concern.

         During the period from January 2, 2001, through the end of our fiscal year ended June 30, 2001, and the subsequent interim period from July 1, 2001, to July 30, 2002 (the date of the referenced dismissal), there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Anderson, would have caused it to make reference to the subject matter of the disagreement in its report. During the period from January 2, 2001, through the end of our fiscal year ended June 30, 2001, and the subsequent interim period from July 1, 2001, to July 30, 2002 (the date of the referenced dismissal), there have been no reportable events (as defined in regulation S-K Item 304(a)(1)(v)).

         Effective July 30, 2002, Grant Thornton LLP was approved by our Audit Committee and Board of Directors as our new independent accountant. We have not previously consulted with Grant Thornton concerning any accounting, auditing or reporting matter.

ITEM 9A.      CONTROLS AND PROCEDURES

         We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2003, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal controls over financial reporting during our fiscal fourth quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2003, and which is incorporated herein by this reference.

ITEM 11.      EXECUTIVE COMPENSATION

         Information called for by Item 11 will be set forth under the caption "Executive Compensation and Other Matters" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2003, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information called for by Item 12 will be set forth under the caption "Security Ownership of Directors, Management and Principal Stockholders" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2003, and which is incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2003, and which is incorporated herein by this reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information called for by Item 14 will be set forth under the caption "Principal Accountant Fees and Services" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30 2003, and which is incorporated herein by reference.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report.

         1.       Financial Statements:

         Our Consolidated Financial Statements of as of June 30, 2003, 2002 and 2001

         2.       Financial Statement Schedules

         Schedule II-Valuation and Qualifying Accounts and Reserves

         3.       Exhibits

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
  2.1        Proposed Disclosure Statement with respect to the        10-Q         2/14/02         2.1
             Joint Plan by AxisTel Communications, Inc., its
             Affiliated Debtors and Novo Networks, Inc. dated
             December 31, 2001 iTem

  2.2        Joint Plan of Liquidation by and between AxisTel         10-Q         2/14/02         2.2
             Communications, Inc., Novo Networks Global Services,
             Inc., Novo Networks, International Services, Inc.,
             e.Volve, Technology Group, Inc., Novo Networks
             Operating Corp., Novo Networks Metro services, Inc.,
             and Novo Networks, Inc. dated December 31, 2001

  3.1        Amended and Restated Certificate of Incorporation of     10-Q       5/15/2000         3.1
             eVentures Group, Inc.

  3.2        Amended and Restated Certificate of Designation of         10      12/20/1999         3.6
             Rights, Preferences and Privileges of Series A
             Convertible Preferred Stock, dated October 14, 1999.

  3.3        Certificate of Designation of Rights, Preferences          10      12/20/1999         3.7
             and Privileges Series B Convertible Preferred Stock,
             dated as of November 10, 1999

  3.4        Certificate of Amendment, dated as of December 15,         10      12/20/1999         3.8
             1999, to the Certificate of Designation of Rights,
             Preferences and Privileges of Series B Convertible
             Preferred Stock.

  3.5        Certificate of Designation, Preferences and Rights       10/a        3/8/2000         3.9
             of Series C Convertible Preferred Stock, dated as of
             February 22, 2000.

  3.6        Amendment to Amended and Restated Certificate of         10-Q       2/14/2001         3.1
             Incorporation, filed with the Secretary of State of
             the State of Delaware on November 13, 2000.

  3.7        Amendment to Amended and Restated Certificate of         10-Q       2/14/2001         3.2
             Incorporation, filed with the Secretary of State of
             the State of Delaware on December 11, 2000.

  3.8        Certificate of Designation, Rights and Preferences       10-Q       2/14/2001         4.1
             of Series D Convertible Preferred Stock, filed on
             December 5, 2000.

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
  3.9        Amended and Restated By-Laws of eVentures Group, Inc.    10-Q       5/15/2000         3.2

  4.1        Registration Rights Agreement, dated as of                8-K       10/7/1999         4.1
             September 22, 1999, among the Registrant and the
             persons and entities set forth on Schedule 1 thereto
             (the "First Registration Rights Agreement).

  4.2        Addendum to the First Registration Rights Agreement,     10/A        3/8/2000         4.2
             dated as of October 19, 1999, among eVentures Group,
             Inc., the persons set forth n Schedule 1 thereto and
             the other parties to the First Registration Rights
             Agreement.

  4.3        Registration Rights Agreement, dated as of               10/A        3/8/2000         4.3
             November 24, 1999, between eVentures Group, Inc. and
             the person and entities signatories thereto, as
             holders of shares of Series B Convertible Preferred
             Stock.

  4.4        Letter Agreement, dated December 15, 1999, to the        10/A        3/8/2000         4.4
             parties to the Registration Rights Agreement dated
             as of September 27, 1999.

  4.5        Registration Rights Agreement, dated as of               10/A        3/8/2000         4.5
             December 31, 1999, between eVentures Group, Inc. and
             the persons and entities signatories thereto, as
             holders of shares of Series C Convertible Preferred
             Stock.

  4.6        Registration Rights Agreement, dated as of March 10,      8-K       3/27/2000         4.1
             2000, among eVentures Group, Inc. and the persons
             and entities listed on Schedule 1 thereto.

  4.7        Registration Rights Agreement, dated as of April 4,      10-Q       5/15/2000         4.2
             2000, by and among eVentures Group, Inc. and the
             signatories thereto.

  4.8        Registration Rights Agreement, dated as of May 26,       10-K       9/28/2000         4.8
             2000, by and among eVentures Group, Inc., Andrew
             Pakula and Laura Berland.

  4.9        Registration Rights Agreement, dated as of June 16,      10-K       9/28/2000         4.9
             2000, between eVentures Group, Inc. and U.S.
             Telesource.

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
 4.10        Registration Rights Agreement, dated as of               10-Q       2/14/2001        10.1
             December 5, 2000, among Rock Creek Partners, II,
             Ltd., CB Private Equity Partners L.P. and eVentures
             Group, Inc.

  9.1        Voting Agreement, dated as of December 5, 2000,          10-Q       2/14/2001           9
             among Rock Creek Partners II, Ltd, CB Private Equity
             Partners L.P. and eVentures Group, Inc.

 10.1        Securities Purchase Agreement, dated as of June 11,      10/A        3/8/2000        10.1
             1998, among Orix Global Communications, Inc.,
             certain of its shareholders and the purchasers named
             thereunder and Exhibits thereto.

 10.2        Debenture, dated as of June 11, 1998.                      10      12/20/1999        10.2

 10.3 Letter Agreement, dated as of August 19, 1998 between Orix Global Communications and Infinity
             Investors Limited.

 10.4        Debenture, dated as of August 19, 1998.                    10      12/20/1999        10.4

 10.5        Letter Agreement, dated as of February 9, 1999             10      12/20/1999        10.5
             between Orix Global Communications and Infinity
             Investors Limited.

 10.6        Debenture, dated as of February 9, 1999.                   10      12/20/1999        10.6

 10.7        Letter Agreement, dated as of April 15, 1999 among         10      12/20/1999        10.7
             Orix Global Communications, Inc., Infinity Investors
             Limited and the Founders (as defined therein).

 10.8        Amended and Restated Debenture, dated as of                10      12/20/1999        10.8
             April 15, 1999.

 10.9        Letter Agreement, dated as of April 29, 1999 between       10       12/201999        10.9
             Orix Global Communications and Infinity Investors
             Limited.

 10.10       Debenture, dated as of April 29, 1999.                     10      12/20/1999       10.10

 10.11       Letter Agreement, dated as of April 30, 1999,              10      12/20/1999       10.11
             between Orix Global Communications, Inc. and
             Infinity Investors Limited.

 10.12       Debenture, dated as of April 30, 1999.                     10      12/20/1999       10.12

 10.13       Note, dated as of August 20, 1999.                       10/A        3/8/2000       10.13

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
 10.14       Promissory Note, dated as of March 2, 2000.              10/A        3/8/2000       10.14

 10.15       Warrant Agreement, dated as of March 2, 2000,            10/A        3/8/2000       10.15
             between i2v2.com Inc. and eVentures Group, Inc.

 10.16       Lease Agreement, dated December, 1998, between             10      12/20/1999       10.13
             AxisTel International, Inc. and Evergreen America
             Corporation.

 10.17       Lease Agreement, dated November 24, 1997, between          10      12/20/1999       10.14
             Orix Global Communications, Inc. and Trust F/3959 of
             Banco del Atlantico.

 10.18       Assignment Agreement, dated April 1, 1998, among           10      12/20/1999       10.15
             Orix Global Communications, Inc., Latin Gate de
             Mexico S.A. de C.V. and Trust F/3959 of Banco del
             Atlantico.

 10.19       Letter Agreement, dated April 3, 2000, between           10-K       9/28/2000       10.26
             Marcus & Partners, L.P. and eVentures Group, Inc.

 10.20       Guaranty Agreement by eVentures Group, Inc. as             10      12/20/1999       10.20
             inducement to Telecommunications Finance Group to
             provide a lease to AxisTel Communications, Inc.,
             dated as of October 13, 1999.

 10.21       Amended and Restated 1999 Omnibus Securities Plan,       10/A        3/8/2000       10.23
             dated as of September 22, 1999. (compensatory
             agreement)

 10.22       Employment Agreement, dated as of April 4, 2000,         10-Q       5/15/2000        10.5
             between eVentures Group, Inc. and Daniel J. Wilson.
             (compensatory agreement)

 10.23       Amendment No. 1 to Employment Agreement between          10-Q      11/14/2000        10.2
             eVentures Group, Inc. and Daniel J. Wilson, dated as
             of September 25, 2000.

 10.24       Stock Option Agreement, dated as of April 4, 2000        10-Q       5/15/2000        10.6
             between eVentures Group, Inc. and Daniel J. Wilson.
             (compensatory agreement)

 10.25       Employment Agreement, dated as of April 4, 2000,         10-Q       5/15/2000        10.7
             between eVentures Group, Inc. and Chad E. Coben.
             (compensatory agreement)

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
 10.26       Amendment No. 1 to Employment Agreement between          10-Q      11/14/2000        10.5
             eVentures Group, Inc. and Chad E. Coben, dated as of
             September 25, 2000.

 10.27       Stock Option Agreement, dated as of April 4, 2000        10-Q       5/15/2000        10.8
             between eVentures Group, Inc. and Chad E. Coben.
             (compensatory agreement).

 10.28       Employment Agreement, dated as of April 4, 2000,         10-Q       5/15/2000        10.9
             between eVentures Group, Inc. and Barrett N.
             Wissman. (compensatory agreement).

 10.29       Stock Option Agreement, dated as of April 4, 2000        10-Q       5/15/2000       10.10
             between eVentures Group, Inc. and Barrett N.
             Wissman. (compensatory agreement).

 10.30       Employment Agreement, dated as of April 17, 2000,        10-Q       5/15/2000       10.13
             between eVentures Group, Inc. and Susie C. Holliday.
             (compensatory agreement).

 10.31       Amendment No. 1 to Employment Agreement between          10-Q      11/14/2000        10.6
             eVentures Group, Inc. and Susie C. Holliday, dated
             as of September 25, 2000.

 10.32       Stock Option Agreement, dated as of April 17, 2000       10-Q       5/15/2000       10.14
             between eVentures Group, Inc. and Susie C. Holliday.
             (compensatory agreement).

 10.33       Amendment to Non-Qualified Stock Option Agreement        10-Q      11/14/2000        10.7
             between eVentures Group, Inc. and Susie C. Holliday,
             dated October 2, 2000.

 10.34       Employment Agreement, dated as of March 10, 2000,        10-K       9/28/2000       10.44
             between IGS Acquisition Corporation and David N.
             Link. (compensatory agreement).

 10.35       Amendment No. 1 to Employment Agreement between          10-Q      11/14/2000        10.8
             eVentures Group, Inc. and David N. Link, dated as of
             September 25, 2000.

 10.36       Common Stock Subscription Agreement, dated as of         10-Q       5/15/2000       10.15
             April 4, 2000, by and among eVentures Group, Inc.
             and the signatories thereto.

10.37A       Form of New Directors and Officers Indemnification       10-K       9/28/2000      10.49A
             Agreement.

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
10.37B       Schedule of Parties to New Directors and Officers        10-K       9/28/2000       10.49B
             Indemnification Agreement.

10.38A       Form of Incumbent Directors and Officers                 10-K       9/28/2000       10.50A
             Indemnification Agreement.

10.38B       Schedule of Parties to Incumbent Directors and           10-K       9/28/2000       10.50B
             Officers Indemnification Agreement.

 10.39       Securities Purchase Agreement, dated as of May 3,        10-Q       5/15/2000        10.23
             2000, by and among PhoneFree.com, Inc. and the
             purchasers listed on Schedule A attached thereto.

 10.40       Issuer Option Agreement, dated as of April 10, 2000,     10-Q       5/15/2000        10.16
             between eVentures Group, Inc. and Samuel L. Litwin.
             (compensatory agreement).

 10.41       Issuer Option Agreement, dated as of April 10, 2000,     10-Q       5/15/2000        10.17
             between eVentures Group, Inc. and Mitchell C.
             Arthur. (compensatory agreement)

 10.42       2001 Equity Incentive Plan                               10-Q       5/15/2000         10.1

             Employment Agreement, dated as of July 17, 2001          10-K       9/28/2001        10.42
             between Novo Networks Operating Corp. and Steven R.
             Loglisci.

             Consulting Agreement, dated as of July 30, 2001,         10-K       9/28/2001        10.42
             between Novo Networks Operating Corp. and John L.
             Higgins.

             Employment Agreement, dated as of March 10, 2000,        10-K       9/28/2001        10.42
             between IGS Acquisition Corporation and Patrick G.
             Mackey. (compensatory agreement)

             Amendment No. 1 to Employment Agreement between          10-K       9/28/2001        10.42
             eVentures Group, Inc. and Patrick G. Mackey, dated
             as of September 25, 2000.

             Amendment No. 2 to Employment Agreement between Novo     10-K       9/28/2001        10.42
             Networks, Inc. and Patrick G. Mackey, dated as of
             January 10, 2001.

                                                                          INCORPORATED BY REFERENCE
EXHIBIT                                                               ---------------------------------         FILED
NUMBER                         DESCRIPTION                            FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------     ----      ----------       ------       --------
             Credit and Guaranty Agreement dated as of August 9,      10-K       9/28/2001       10.42
             2001 among Axistel Communications, Inc., a
             corporation organized and existing Under the laws of
             Delaware and a debtor and debtor-in-possession
             ("AxisTel"), Novo Networks Global Services, Inc., a
             corporation organized and existing under the laws of
             Delaware and a debtor and debtor-in-possession
             ("NNGS"), Novo Networks International Services,
             Inc., a corporation organized and existing under the
             laws of Delaware and a debtor and
             debtor-in-possession ("NNIS"), and e.Volve
             Technology Group, Inc., a corporation organized and
             existing under the laws of Nevada and a debtor and
             debtor-in-possession ("e.Volve"), Novo Networks
             Operating Corp., a corporation organized and
             existing under the laws of Delaware and a debtor and
             debtor-in-possession ("NNOC" and collectively with
             AxisTel, NNGS, NNIS and e.Volve, the "Borrowers"),
             Novo Networks (UK) Ltd., a corporation organized and
             existing under the laws of the United Kingdom
             ("NNL"), Web2dial Communications, Inc., a
             corporation organized and existing under the laws of
             Delaware ("Web2Dial"), Servicios Profesionales
             J.R.J.S., S.A. DE C.V., a corporation organized and
             existing under the laws of Mexico ("Servicios"),
             Novo Networks Metro Services, Inc., a corporation
             organized and existing under the laws of Delaware
             ("NNMS"), Novo Networks Media Services, Inc., a
             corporation organized and existing under the laws of
             Delaware ("NNMedia"), Novo Networks Metro Services
             (Virginia), Inc., a corporation organized and
             existing under the laws of Virginia ("NNMSV"), and
             e.Volve Technology Group De Mexico, S.A. DE C.V., a
             corporation organized and existing under the laws of
             Mexico ("EGM" and collectively with NNL, Web2Dial,
             Servicios, NNMS, NNMedia and NNMSV, the
             "Guarantors"), and Novo Networks, Inc., a
             corporation organized and existing under the laws of
             Delaware (the "Lender").

 10.43       Switched Services Agreement, dated April 29, 1998,     10-K/A         2/19/02       10.43
             by and between Orix Global Communications, Inc. and
             Qwest Communications Corporation.

                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                             ---------------------------------         FILED
NUMBER                         DESCRIPTION                          FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------   ----      ----------       ------       --------
 10.44       Carrier Service Agreement for International            10-K/A      2/19/02        10.44
             Terminating Traffic, dated September 17, 1998, by
             and between Qwest Communications Corporation and
             Orix Global Communications, Inc.

 10.45       Qwest Communications Corporation Carrier Service       10-K/A      2/19/02        10.45
             Agreement, dated April 12, 1999, by and between
             Qwest Communications Corporation and Orix Global
             Communications, Inc.

 10.46       IRU Agreement, dated September 30, 1999, by and        10-K/A      2/19/02        10.46
             between Qwest Communications Corporation and e.Volve
             Technologies.

 10.47       Amendment No. 1 to IRU Agreement, dated June 16,       10-K/A      2/19/02        10.47
             2000, by and between Qwest Communications
             Corporation, e.Volve Technologies and AxisTel
             Communications, Inc.

 10.48       Letter Agreement, dated June 19, 2000, by and          10-K/A      2/19/02        10.48
             between Qwest Communications Corporation and Axistel
             Communications, Inc.

 10.49       Purchase Agreement by and among Novo Networks, Inc.,      8-K      1/03/03         10.1
             Paciugo Management LLC, Ad Astra Holdings LP, Ugo
             Ginatta, Cristiana Ginatta and Vincent Ginatta

 10.50       Amendment No. 2 to That Certain Agreement Between        10-Q      5/15/03         10.1
             Barrett N. Wissman and Novo Networks, Inc. Dated
             April 4, 2000.

 10.51       Nonqualified Stock Option Agreement between the          10-Q      5/15/03         10.1
             Registrant and Barrett N. Wissman

 10.52       Nonqualified Stock Option Agreement between the          10-Q      5/15/03         10.2
             Registrant and Steven W. Caple

 10.53       Nonqualified Stock Option Agreement between the          10-Q      5/15/03         10.3
             Registrant and Jan Robert Horsfall

 10.54       Nonqualified Stock Option Agreement between the          10-Q      5/15/03         10.4
             Registrant and John Stevens Robling

                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                             ---------------------------------         FILED
NUMBER                         DESCRIPTION                          FORM         DATE          NUMBER       HEREWITH
-------      ----------------------------------------------------   ----      ----------       ------       --------
 10.55       Nonqualified Stock Option Agreement between the
             Registrant and Russell W. Beiersdorf                   10-Q        5/15/03         10.5

 10.56       Nonqualified Stock Option Agreement between the        10-Q        5/15/03         10.6
             Registrant and Patrick Mackey

 10.57       Nonqualified Stock Option Agreement between the        10-Q        5/15/03         10.7
             Registrant and Susie C. Holliday

 11.1        Statement re: computation of per share earnings
             (Information regarding the computation of loss per
             share is set forth in the Consolidated Financial
             Statements).                                                                                          X


 21.1        Subsidiaries of Novo Networks, Inc.                                                                   X

 23.1        Consent of Grant Thornton LLP                                                                         X

 23.2        Consent of Arthur Andersen LLP                                                                        *

 31.1        Certification of the Principal Executive Officer                                                      X
             Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

 31.2        Certification of the Principal Accounting Officer                                                     X
             Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

 32.1        Certification Pursuant to Section 906 of the                                                          X
             Sarbanes-Oxley Act of 2002

* Not available

         (b) During the quarter ended June 30, 2003, the Company filed no Current Reports on Form 8-K. However, on August 14, 2003, we filed a Current Report on Form 8-K disclosing under Item 5 thereof the resignation of Jan Robert Horsfall as director and Susie C. Holliday as our Senior Vice President of Accounting.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on the 29th day of September, 2003.

                                        Novo Networks, Inc.

                                        By: /s/ STEVEN W. CAPLE
                                           -------------------------------------
                                        Name: Steven W. Caple
                                        Title: President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

                 SIGNATURE                                             TITLE                                  DATE
--------------------------------------------        --------------------------------------------       ------------------
/s/ STEVEN W. CAPLE                                 President                                          September 29, 2003
--------------------------------------------        (Principal Executive Officer)
Steven W. Caple

/s/ PATRICK G. MACKEY                               Senior Vice President                              September 29, 2003
--------------------------------------------        (Principal Financial and Accounting Officer)
Patrick G. Mackey

/s/ BARRETT N. WISSMAN                              Chairman and Director                              September 29, 2003
--------------------------------------------
Barrett N. Wissman

/s/ RUSSELL BEIERSDORF                               Director                                          September 29, 2003
--------------------------------------------
Russell Beiersdorf

/s/ JOHN STEVENS ROBLING, JR.                       Director                                           September 29, 2003
--------------------------------------------
John Stevens Robling, Jr.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants for the fiscal years ended
         June 30, 2003 and 2002.........................................................                   F-2

Report of Independent Public Accountants for the fiscal year ended
         June 30, 2001..................................................................                   F-3

Consolidated Balance Sheets as of June 30, 2003 and 2002................................                   F-4

Consolidated Statements of Operations for the years ended
         June 30, 2003, 2002 and 2001...................................................                   F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
         June 30, 2003, 2002 and 2001...................................................                   F-6

Consolidated Statements of Cash Flows for the years ended
         June 30, 2003, 2002 and 2001...................................................                   F-8

Notes to Consolidated Financial Statements..............................................                  F-10

Report of Independent Certified Public Accountants on Schedule..........................                  F-28

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts and Reserves...................                  F-30

Financial Statements of Paciugo Management, LLC.........................................                  F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Novo Networks, Inc.

We have audited the accompanying consolidated balance sheet of Novo Networks, Inc. and subsidiaries (a Delaware corporation) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Novo Networks, Inc. as of June 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated September 19, 2001, except that such report did state that substantial doubt existed that Novo Networks could continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novo Networks, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 2 to the financial statements, the Company has no operations, and no sources of capital to fund business opportunities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Grant Thornton LLP
Dallas, Texas
August 29, 2003

 This report is a copy of the previously issued report and the auditor has not reissued the report.

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

                               Arthur Andersen LLP

Dallas, Texas
September 19, 2001

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                      As of June 30,
                                                                                              ------------------------------
                                                                                                  2003              2002
                                                                                              -------------    -------------
                                      ASSETS

CURRENT ASSETS
     Cash and cash equivalents.....................................................           $   3,894,081    $   9,871,305
     Note receivable and other receivables,
       net of allowance ($4,014,008 - 2003, $3,013,726 - 2002).....................                       -                -
     Prepaid expenses..............................................................                 441,940          275,324
                                                                                              -------------    -------------
                                                                                                  4,336,021       10,146,629
                                                                                              -------------    -------------
NON-CURRENT ASSETS
     Prepaid expenses..............................................................                  26,736          187,153
     Deposits......................................................................                   5,745            5,745
     Property and equipment, net...................................................                 379,783          526,775
     Equity investments............................................................               2,255,523          264,751
                                                                                              -------------    -------------
                                                                                                  2,667,787          984,424
                                                                                              -------------    -------------
                                                                                              $   7,003,808    $  11,131,053
                                                                                              =============    =============
                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable..............................................................           $       5,935    $      28,335
     Accrued other.................................................................                 496,443        1,841,465
     Customer deposits.............................................................                   2,000            2,000
                                                                                              -------------    -------------
                                                                                                    504,378        1,871,800
                                                                                              -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.00002 par value, $1,000 liquidation preference per share, authorized 25,000,000 for 2003 and 2002, issued
            and outstanding 27,480 and 26,839 for 2003 and 2002,
            liquidation value - $27,480,000 and $26,839,000 for 2003 and 2002......                       -                -
     Common stock, $0.00002 par value, authorized 200,000,000 for 2003
            and 2002, issued and outstanding, 52,323,701 for 2003 and 2002.........                   1,050            1,050
     Additional paid-in capital....................................................             257,165,054      256,511,879
     Accumulated deficit...........................................................            (250,666,674)    (247,221,732)
     Deferred compensation.........................................................                       -          (31,944)
                                                                                              -------------    -------------
                                                                                                  6,499,430        9,259,253
                                                                                              -------------    -------------
                                                                                              $   7,003,808    $  11,131,053
                                                                                              -------------    -------------


   The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Fiscal Year Ended June 30,
                                            -----------------------------------------------
                                                2003             2002             2001
                                            -------------    -------------    -------------
Revenues.................................   $           -    $  10,486,982    $  72,031,554

Operating expenses:
  Direct costs...........................               -       14,614,766       70,807,489
  Selling, general and administrative
   expenses..............................       3,205,607       14,750,870       28,867,054
  Reorganization and restructuring
   charge................................               -                -        3,898,656
  Impairment loss........................               -        2,400,543      120,476,247
  Depreciation and amortization..........         149,567        1,370,958       20,453,633
                                            -------------    -------------    -------------
                                                3,355,174       33,137,137      244,503,079
                                            -------------    -------------    -------------
Loss from operations, before
     other (income) expense..............      (3,355,174)     (22,650,155)    (172,471,525)
Other (income) expense
  Interest income........................        (109,571)        (397,370)      (1,626,831)
  Interest expense.......................               -          466,965        1,224,455
  Loss in equity investments.............         509,228        1,720,000        9,023,882
  Foreign currency loss..................               -           98,135          130,511
  Net gain on liquidation of debtor
   subsidiaries..........................        (900,500)     (16,074,355)               -
  Other (income) expense.................         (62,563)        (668,993)         341,052
                                            -------------    -------------    -------------
                                                 (563,406)     (14,855,618)       9,093,069
                                            -------------    -------------    -------------

Net loss.................................      (2,791,768)      (7,794,537)    (181,564,594)

Imputed preferred dividend...............               -                -       (2,299,750)
Series D preferred dividends.............        (653,175)        (603,432)        (324,860)
                                            -------------    -------------    -------------
Net loss allocable to common
 shareholders............................   $  (3,444,943)   $  (8,397,969)   $(184,189,204)
                                            =============    =============    =============
Net loss per share - (basic and
 diluted)................................   $       (0.07)   $       (0.16)   $       (3.53)
                                            =============    =============    =============
Weighted average number of shares
     outstanding - (basic and diluted)...      52,323,701       52,323,701       52,222,671
                                            -------------    -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Preferred Stock          Common Stock             Common Stock to be Issued
                                                     -----------------    ------------------------      --------------------------
                                                     Shares    Amount       Shares       Amount          Shares            Amount
                                                     -------   -------    ----------   -----------      ---------          -------
Balance, July 1, 2000.............................    20,070   $     -    51,989,745   $     1,041        71,513           $     1
Settlement of iGlobal purchase....................         -         -             -             -       (71,513)               (1)
Amortization of deferred compensation.............         -         -             -             -             -                 -
Repayment on note receivable from shareholders....         -         -             -             -             -                 -
Foreclosure on note receivable from shareholders..         -         -      (171,911)            -                               -
Private placement of common and preferred stock...     7,000         -       450,001             9             -                 -
Imputed preferred dividend........................         -         -             -             -             -                 -
Series D Preferred Stock dividends................       325         -             -             -             -                 -
Intrinsic value of stock options..................         -         -             -             -             -                 -
Conversion of Series C Preferred to Common........    (1,000)        -        55,866             -             -                 -
Net loss..........................................         -         -             -             -             -                 -
                                                     -------   -------    ----------   -----------      --------            ------
Balance, June 30, 2001............................    26,395         -    52,323,701         1,050             -                 -
Amortization of deferred compensation.............         -         -             -             -             -                 -
Series D Preferred Stock dividends................       444         -             -             -             -                 -
Net loss..........................................         -         -             -             -             -                 -
                                                     -------   -------    ----------   -----------      --------            ------
Balance, June 30, 2002............................    26,839         -    52,323,701         1,050             -                 -
Amortization of deferred compensation.............         -         -             -             -             -                 -
Series D Preferred Stock dividends................       641         -             -             -             -                 -
Net loss..........................................         -         -             -             -             -                 -
                                                     -------   -------    ----------   -----------      --------            ------
Balance, June 30, 2003............................    27,480   $     -    52,323,701   $     1,050      $      -            $    -
                                                     =======   =======    ==========   ===========      ========            ======

   The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                        Notes
  Additional                                          Receivable
   Paid-in        Accumulated         Deferred          from
   Capital          Deficit         Compensation     Shareholders       Total
-------------    -------------      ------------     ------------   -------------
$ 248,907,665    $ (54,634,559)     $(1,274,479)     $(1,048,872)   $ 191,950,797
   (2,073,876)               -                -                -       (2,073,877)
            -                -          835,041                -          835,041
            -                -                -           96,984           96,984
     (951,888)               -                -          951,888                -
    6,523,991                -                -                -        6,524,000
    2,299,750       (2,299,750)               -                -                -
      324,860         (324,860)               -                -                -
      877,945                -                -                -          877,945
            -                -                -                -                -
            -     (181,564,594)               -                -     (181,564,594)
-------------    ----------------------------------------------------------------
  255,908,447     (238,823,763)        (439,438)               -       16,646,296
            -                -          407,494                -          407,494
      603,432         (603,432)               -                -                -
            -       (7,794,537)               -                -       (7,794,537)
-------------    ----------------------------------------------------------------
  256,511,879     (247,221,732)         (31,944)               -        9,259,253
            -                -           31,944                -           31,944
      653,175         (653,175)               -                -                -
            -       (2,791,768)               -                -       (2,791,768)
-------------    ----------------------------------------------------------------
$ 257,165,054    $(250,666,675)     $         -      $         -    $   6,499,429
-------------    ----------------------------------------------------------------

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Fiscal Year Ended June 30,
                                                                               -----------------------------------------------
                                                                                    2003             2002             2001
                                                                               --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss ...........................................................   $  (2,791,768)   $  (7,794,537)   $(181,564,594)
        Adjustments to reconcile net loss to net cash used in
                operating activities:
                Depreciation and amortization ..............................         149,567        1,370,958       20,453,633
                Other non-cash charges and credits:
                        Stock-based compensation ...........................          31,944          407,493          835,042
                        Bad debt expense ...................................         510,281        5,895,989        4,038,479
                        Loss in equity investments .........................         509,228        1,720,000        9,023,882
                        Loss on sale of property and equipment .............          (1,661)          69,907        1,483,952
                        Impairment loss ....................................               -        2,400,543      120,476,247
                        Write off of prepaids and other intangibles ........               -                -          121,826
                        Write off of VAT receivable ........................               -        1,405,929                -
                        Intrinsic value of stock options ...................               -                -          877,952
                        Net gain on liquidation of debtor subsidiaries .....        (900,500)     (16,074,355)               -
                        Gain on sale of subsidiary .........................               -         (268,853)               -
                Change in operating assets and liabilities:
                        Accounts receivable ................................               -       (3,585,608)      (3,156,763)
                        Note receivable and other receivables ..............        (510,282)        (167,310)
                        Prepaid expenses ...................................          (6,199)         317,765           95,824
                        VAT receivable .....................................               -                -          725,348
                        Restricted cash ....................................               -         (186,070)         (94,180)
                        Accounts payable ...................................         (22,400)       9,613,825         (990,220)
                        Accrued liabilities ................................        (444,522)      (1,160,425)       3,670,059
                        Accrued interest payable ...........................               -          115,688          186,711
                        Customer deposits and deferred revenues ............               -         (257,693)         235,929
                                                                               -------------    -------------    -------------
Net cash used in operating activities ......................................      (3,476,311)      (6,176,754)     (23,580,873)
                                                                               -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Deposits received (made) ...........................................               -           17,335         (250,721)
        Purchase of property and equipment .................................         (11,633)         (77,110)      (3,137,165)
        Sale of property and equipment .....................................          10,720          241,605          124,698
        Net cash resulting from (dispositions) acquisitions ................               -         (102,300)        (262,703)
        Distributions from (investments in) investments ....................      (2,500,000)         391,478       (1,055,112)
                                                                               -------------    -------------    -------------
Net cash provided by (used in) investing activities ........................      (2,500,913)         471,008       (4,581,003)
                                                                               -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Shareholder repayments .............................................               -                -           96,984
        Payments on capital leases .........................................               -       (1,119,486)      (2,777,721)
        Advances (repayments) on notes payable .............................               -                -          335,000
        Issuance of notes receivable - affiliate ...........................               -                -          (84,096)
        Issuance of common and preferred stock, net of issuance costs ......               -                -        6,524,000
                                                                               -------------    -------------    -------------
Net cash (used in) provided by financing activities ........................               -       (1,119,486)       4,094,167
                                                                               -------------    -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................      (5,977,224)      (6,825,232)     (24,067,709)

CASH AND CASH EQUIVALENTS, beginning of year ...............................       9,871,305       16,696,537       40,764,246
                                                                               -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year .....................................   $   3,894,081    $   9,871,305    $  16,696,537
                                                                               -------------    -------------    -------------

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                           For the Fiscal Year Ended June 30,
                                                                                     ---------------------------------------------
                                                                                          2003            2002            2001
                                                                                     --------------  --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

        Cash paid for interest ..................................................    $           -   $     496,839   $   1,039,651
                                                                                     =============   =============   =============
        Cash paid for taxes .....................................................    $           -   $           -   $           -
                                                                                     =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
        INVESTING AND FINANCING ACTIVITIES:

        Purchases of equipment under capital leases .............................    $           -   $           -   $   3,296,103
                                                                                     =============   =============   =============

        Conversion of notes receivable to common stock of an equity investment...    $           -   $           -   $     184,096
                                                                                     =============   =============   =============

        Foreclosure on notes receivable from shareholders .......................    $           -   $           -   $     951,888
                                                                                     -------------   -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

(a)      General

The company now known as Novo Networks (the "Company") was originally incorporated in Delaware in 1987 as Adina, Inc. ("Adina"). Adina's corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., ("eVentures") in August of 1999. During the Fall of 1999, eVentures completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. ("e.Volve") and AxisTel Communications, Inc. ("AxisTel"), and made a strategic investment in Gemini Voice Solutions, Inc. ("Gemini Voice"), formerly PhoneFree.com, Inc. During the Spring of 2000, eVentures acquired Internet Global Services, Inc. ("iGlobal") and made additional strategic investments. In December of 2000, eVentures changed its name to Novo Networks. Currently, the Company owns a minority interest in Paciugo Management, LLC and Ad Astra Holdings LP and related entities. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name "Paciugo." This interest is referred to herein as the "Paciugo Interest"

(b)      Bankruptcy Proceedings

On April 2, 2001, the Company's subsidiary iGlobal filed a voluntary petition under Chapter 7 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas (the "Texas Bankruptcy Court") due to iGlobal's inability to service its debt obligations, potential contingent liabilities and the Company's inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, the Company recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with the March 2000 acquisition of iGlobal.

On July 30, 2001, five of the Company's direct and indirect wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc. On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel, also filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

         Set forth below is a table summarizing the current status of the Company's debtor subsidiaries.

                                                             DATE
                                                          BANKRUPTCY  STATUS AS OF      SUBJECT TO
                                                DATE      PROTECTION  SEPTEMBER 18,   BANKRUPTCY PLAN
           DEBTOR SUBSIDIARY(1)              ACQUIRED(2)    SOUGHT       2003(3)      OR PROCEEDINGS?
-------------------------------------------  -----------  ----------  -------------  ------------------
Novo Networks Operating Corp.                  2/8/00(3)    7/30/01     Inactive     Yes, Chapter 11(5)

AxisTel Communications, Inc.                  9/22/99       7/30/01     Inactive     Yes, Chapter 11(5)

Novo Networks International Services, Inc.    9/22/99       7/30/01     Inactive     Yes, Chapter 11(5)

Novo Networks Global Services, Inc.           9/22/99       7/30/01     Inactive     Yes, Chapter 11(5)

Novo Networks Metro Services, Inc.            9/22/99       7/30/01     Inactive     Yes, Chapter 11(5)

e.Volve Technology Group, Inc.               10/19/99       9/14/01     Inactive     Yes, Chapter 11(5)

Internet Global Services, Inc.                3/10/00       4/02/01     Inactive     Yes, Chapter 7

eVentures Holdings, LLC                        9/7/99(3)      N/A       Active(4)            No

----------

(1) Web2Dial Communications, Inc., Novo Networks Metro Services Virginia, Inc., Novo Networks Media Services, Inc. and Novo Networks (UK) Ltd., which are not debtor subsidiaries, have been dissolved.

(2)      Indicates date of incorporation, if organized by the Company.

(3) "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

(4) This entity has no operations other than to hold certain equity interests.

(5)      Subsequently amended to a liquidating Chapter 11 proceeding.

As originally contemplated, the goal of the reorganization effort relating to the Company's debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of the debtor subsidiaries' core assets and to provide distributions to their creditors. However, based largely on the fact that the debtor subsidiaries ceased receiving traffic from their sole remaining customer, the Company determined that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of the Company's debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by the Company in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest Communications Corporation. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries' assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement. The Company has previously guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distribution to holders of such indebtedness under the amended plans, the Company may be liable for some or all of this indebtedness.

In connection with the bankruptcy proceedings, the Company provided its debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, the Company provided additional funding of $0.5 million to the liquidating trust. The current balance on the new secured note is approximately $3.3 million that has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company originally provided administrative services to its debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that the debtor subsidiaries pay the Company $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to the debtor subsidiaries, paid the Company $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, the Company negotiated an on-going agreement with the liquidating trust, whereby the Company provides administrative services to its debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed the Company $0.65 million at June 30, 2003. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in the financial statements of the Company.

It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on the Company's business or the interests of its creditors or stockholders.

The Company's principal operating subsidiaries, AxisTel and eVolve, ceased operations in September 2001 and December 2001, respectively. The Company is not currently providing any products or services of any kind to any customers.

2.       LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2003, the Company had consolidated current assets of $4.3 million, including cash and cash equivalents of approximately $3.9 million and net working capital of $3.8 million. Historically, the Company has funded its subsidiaries operations primarily through the proceeds of private placements of its common and preferred stock and borrowings under loan and capital lease agreements. The Company does not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic business opportunities; (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to the Company's financial performance, the lack of stability in the capital markets and the economy's downturn, its only current source of funding is expected to be cash on hand.

Given its current obligations, the Company expects to have approximately $1.7 million of cash available for funding potential business opportunities. Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurance can be given that the Company will be able to deploy any remaining cash assets or that if deployed it can continue as a going concern with a new business model.

As discussed in Note 1(b), the Company's debtor subsidiaries filed bankruptcy proceedings under the Bankruptcy Code. As the ultimate parent, the Company agreed to provide its debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, the Company increased this credit facility to approximately $1.9 million, which was advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. The credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that the Company had a valid first lien, pursuant to the Bankruptcy Code, on substantially all of the debtor subsidiaries' assets. In addition, the credit facility maintained a default interest rate of prime plus 5.0% per annum.

In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note in the principal amount of approximately $2.5 million, representing the principal amount of the debtors-in-possession financing, certain payroll expenses, accrued interest and applicable attorneys' fees. Subsequent to June 30, 2002, the new secured note was amended to approximately $2.9 million, representing additional trust funding, certain payroll expenses and applicable attorneys' fees. The new secured note is guaranteed by the debtor subsidiaries under an agreement in which the debtor subsidiaries have pledged substantially all of their remaining assets as collateral. During fiscal 2003, the Company provided additional funding of $0.5 million to the liquidating trust. A new secured note of approximately $3.3 million to the liquidating trust was signed on May 15, 2003. Due to the uncertainty surrounding the collection of the new secured note, it has been fully reserved.

For the six months ended December 31, 2001, AxisTel and e.Volve provided telecommunications services. These debtor subsidiaries ceased operations effective September of 2001 and December of 2001, respectively. Since the latter date, neither the Company nor any of the debtor subsidiaries have conducted operations or generated revenue. The Company is currently not providing any products or services of any kind (including telecommunications services) to any customers. During fiscal 2002, e.Volve's only significant customer had been Qwest, which accounted for approximately 70% of consolidated revenues. e.Volve is no longer providing services to Qwest, and as part of the debtor subsidiaries' amended plan, certain causes of action have been brought against Qwest.

As noted above, the Company does not believe that any of the traditional funding sources will be available and that its only option will likely be cash on hand. Consequently, the failure to (i) purchase the Subsequent Interest or any additional interest in Paciugo, (ii) implement a successful business plan for Paciugo and (iii) identify other potential business opportunities, if any, will jeopardize the Company's ability to continue as a going concern. Due to these factors, the Company is unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) the debtor subsidiaries bankruptcy plan administration process, (ii) ongoing general and administrative expenses and (iii) the undetermined capital requirements of Paciugo and such other business opportunities as may arise in the future, if any.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Novo Networks and all of its wholly owned subsidiaries.

The consolidated financial statements for Novo Networks and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements of Novo Networks presented as of June 30, 2002 do not include the assets and liabilities of the debtor subsidiaries. These entities have been deconsolidated, as the liquidating trust controls the assets of the debtor subsidiaries. For further detail regarding the bankruptcy proceedings, see Note 1(b) entitled "Business - Bankruptcy Proceedings." For the period ended June 30, 2003, the Company has an outstanding accrual of approximately $0.3 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

All significant inter company accounts have been eliminated.

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

Equity Method. Subsidiaries whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with Novo Networks' holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within the accompanying consolidated statements of operations. The Company's proportionate share of each investment's operating earnings and losses are included in the caption "Loss in equity investments" in the accompanying consolidated statements of operations.

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

Cash and Cash Equivalents

Novo Networks considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2003, cash equivalents totaled approximately $3.9 million and consisted of a money market account. The Company maintains its cash and cash equivalents with one financial institution. A significant amount of the cash balance is in excess of the FDIC insurance limit.

Prepaid Expenses

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received.

Deposits

Deposits at June 30, 2003 and June 30, 2002, were for Novo Networks office space.

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

The Company assesses the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs. No impairment losses were recorded during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2002, long-lived assets related to the debtor subsidiaries were written off by recording a charge of $7.5 million to the Company's net gain on liquidation of debtor subsidiaries account. During the fiscal year ended June 30, 2001, Novo Networks recorded impairment losses related to goodwill and certain property and equipment totaling $120.5 million.

Property and Equipment

Property and equipment consist of leasehold improvements, computer equipment and furniture and fixtures. Each class of assets is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. As of the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Goodwill

Goodwill arising from the excess of cost over net assets of businesses acquired by Novo Networks was amortized on a straight-line basis over periods ranging from five to ten years. During the fiscal year ended June 30, 2001, the Company recorded an impairment loss of $86.6 million relating to (i) iGlobal goodwill from the disposal of iGlobal operations of approximately $62.4 million and (ii) impairment of goodwill related to the acquisition of Axistel and e.Volve of approximately $24.2 million.

Accrued Liabilities

At June 30, 2003 and June 30, 2002, an accrual of approximately $0.3 million and $1.2 million, respectively is included in accrued liabilities, which represents the estimated costs of liquidating substantially all of the assets of the debtor subsidiaries.

Revenue Recognition

As of December 31, 2001, and pursuant to the amended bankruptcy filings, the Company effectively has no operations, no sources of revenue and no profits unless and until it implements a new business plan. Prior to December of 2001, revenues for communication services were recorded based on minutes (or fractions thereof) of customer usage. Internet access subscription service revenues were recognized over the period that services are provided, which relates to fiscal 2001 before the disposal of iGlobal. Server collocation service revenues were recognized ratably over the contractual period.

Foreign Currency Gain or Loss

The functional currency of a wholly owned subsidiary formed for the purpose of transacting business in Mexico is the United States dollar. However, certain transactions are conducted in Mexican pesos and are remeasured at the time in which the services are rendered to the Company and are settled in United States dollars. Foreign currency transaction gains and losses are recognized as incurred in accordance with SFAS No. 52, Foreign Currency Translation. Novo Networks does not currently maintain any financial hedges against future fluctuations in the peso to dollar exchange rate. During the fiscal year ended June 30, 2002, the Company's Mexican subsidiary was sold. The Company did not have any gain or loss associated with foreign currency during the fiscal year ended June 30, 2003 and do not expect any in the immediate future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such assets will not be recovered.

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

The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock Based Compensation." SFAS 123 requires pro forma information to be presented as if the Company had accounted for the stock options granted during the fiscal periods presented using the fair value method. The Company did not grant any stock options during fiscal 2002. The fair value for options granted during the fiscal years ended 2003 and 2001 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       FISCAL       FISCAL
                                                        2003         2001
                                                       ------       ------
Expected volatility ..............................     4865.0%      280.0%
Risk-free interest rate ..........................        3.9%        4.5%
Dividend yield ...................................        0.0%        0.0%
Expected life (years) ............................        9.9         8.2

         For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period.

PRO FORMA NET LOSS                                                    FISCAL 2003        FISCAL 2002        FISCAL 2001
                                                                    ----------------   ----------------   ----------------
Net loss allocable to common shareholders as reported .....         $     (3,444,943)  $     (8,397,969)  $   (184,189,204)
Compensation expense recorded .............................                   31,944            407,494            835,042
Additional compensation expense under SFAS 123 ............               (8,396,040)       (16,805,590)       (76,692,199)
                                                                    ----------------   ----------------   ----------------
Net loss allocable to common shareholders, pro forma ......         $    (11,809,039)  $    (24,796,065)  $   (260,046,361)
                                                                    ================   ================   ================
Net loss per share, pro forma .............................         $          (0.23)  $          (0.47)  $          (4.98)
Net loss per share, basic and diluted, as reported ........         $          (0.07)  $          (0.16)  $          (3.53)

Loss Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive due to losses in each period, 68,580,645, 71,227,758, and 68,843,290 shares would have been included in the diluted earnings per share calculation for the year ended June 30, 2003, June 30, 2002, and June 30, 2001, respectively.

Fair Value of Financial Instruments

The carrying value of cash equivalents approximated fair value as of June 30, 2003, and 2002 due to their short maturity.

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

Accounting Estimates

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

4.       GOODWILL AND OTHER INTANGIBLES, NET

During the fiscal year ended June 30, 2001, the Company recorded an impairment loss of $86.6 million relating to goodwill. As a result of the decision to dispose of iGlobal operations, iGlobal related goodwill of $62.4 million was written off. Additionally, in assessing the recoverability of the goodwill related to the Initial Transaction, the Company wrote off the remaining goodwill of $24.2 million. No goodwill impairment was recorded during fiscal 2003 and 2002.

5.       PROPERTY AND EQUIPMENT

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

Property and equipment consists of the following:

                                                                                         June 30,
                                                                 Useful       ---------------------------
                                                                  Life           2003            2002
                                                               ------------   ------------   ------------
Leasehold improvements .....................................    2-10 Yrs.     $     22,929   $     12,482
Computer equipment .........................................     3-5 Yrs.          302,941        301,712
Furniture and fixtures .....................................     3-7 Yrs           479,882        500,772
                                                                              ------------   ------------
                                                                                   805,752        814,966
Accumulated depreciation and amortization .................................       (425,969)      (288,191)
                                                                              ------------   ------------
                                                                              $    379,783   $    526,775
                                                                              ------------   ------------

During the years ended June 30, 2003, 2002 and 2001, depreciation and amortization expense totaled approximately $0.15 million, $1.4 million, and $20.5 million, respectively.

6.       EQUITY INVESTMENTS

Subsidiaries whose results are not consolidated, but over whom the Company exercises significant influence, are generally accounted for under the equity method of accounting. Whether the Company exercises significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary's governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with the Company's holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary's accounts will not be reflected in the Company's consolidated financial statements. The proportionate share of a subsidiary's operating earnings and losses will be included in the caption "Loss in equity of investments" in the Company's consolidated statements of operations.

Currently, the Company has minority equity interests in Paciugo and certain development stage Internet and communications companies. During the second fiscal 2003 quarter, the Company purchased the Paciugo Interest. For further details regarding this transaction, see Note 1(a) "Business - General." The Paciugo Interest is accounted for under the equity method.

During the fiscal years ended June 30, 2003, 2002 and 2001, the Company recorded equity losses totaling $0.5 million, $1.7 million and $9.0 million, respectively. The value of the Company's outstanding equity interests, other than Paciugo, have been reduced to zero either by recording its proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. Due to declining market conditions, negative operating results of those companies, lack of subsidiary liquidity and other uncertainties surrounding the recoverability of those interests, the Company recorded impairment losses of $13.2 million in prior fiscal periods. For those equity interests previously impaired completely, the Company ceased recording its share of losses incurred by the subsidiary.

Equity investments consists of the following at June 30, 2003 and 2002 :

                                                                                                       BALANCE AT JUNE 30,
                                                            % OWNERSHIP *             ACCOUNTING    ---------------------------
                  COMPANY NAME                          COMMON        PREFERRED         METHOD          2003           2002
--------------------------------------------------   ----------------------------    ------------   ------------   ------------
Paciugo Management LLC ...........................       33.3%           0.0%           Equity      $  2,255,523   $          -
Gemini Voice Solutions (f/k/a PhoneFree.com) .....       17.2%          31.7%           Equity                 -        264,751
ORB Communications & Marketing, Inc. .............       19.0%         100.0%           Equity                 -              -
FonBox, Inc. .....................................       14.0%          50.0%           Equity                 -              -
Launch Center 39 .................................        0.0%           2.1%           Cost                   -              -
Spydre Labs ......................................        5.0%           0.0%           Cost                   -              -
                                                                                                    ------------   ------------
                                                                                                    $  2,255,523   $    264,751
                                                                                                    ============   ============

* The percentage ownership reflects Novo Networks' ownership percentage at June 30, 2003.

During fiscal 2003, ORB Communications & Marketing, Inc. filed for Chapter 7 bankruptcy and is in the process of liquidating that entity. During fiscal 2002, Novo Networks received a cash distribution from Launch Center 39 of approximately $0.8 million, of which $0.4 million was recorded against the investment balance and $0.4 million in other income.

For the fiscal year ended June 30, 2003, Paciugo met the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X. Summarized financial information for Paciugo as of and for the twelve months ended June 30, 2003 is as follows:

Financial position information:
   Current assets ......................   $  1,285,028
   Non-current assets ..................      1,883,502
   Current liabilities .................        558,487
   Non-current liabilities .............        497,525
   Net assets ..........................      2,112,518
Income statement information:
   Revenues ............................      1,893,523
   Gross profit ........................      1,576,340
   Net loss ............................     (1,420,299)

Our equity in Paciugo's net loss .......   $   (244,477)

7.       ACQUISITION AND DISPOSAL OF iGLOBAL

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

8.       REORGANIZATION AND RESTRUCTURING CHARGE

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

9.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a lessee under certain non-cancelable operating leases. Terms of the leases call for monthly payments ranging from $4,000 to $6,000. During the years ended June 30, 2003, 2002 and 2001, the Company incurred rental expense of approximately $1.0 million, $3.3 million and $2.6 million, respectively. Future minimum lease payments under these non-cancelable operating leases are as follows:

For the Fiscal Year Ended June 30,
2004..............................................   $   74,441
2005..............................................       57,453
2006..............................................            -
                                                     ----------
                                                     $  131,894
                                                     ==========

Litigation

Robert Newhouse, the trustee for iGlobal, filed an adversary proceeding against the Company in the Texas Bankruptcy Court on April 1, 2003. The lawsuit sought to avoid certain alleged preferential and fraudulent transfers of approximately $0.3 million. In addition, it sought to disallow the Company's claim in the bankruptcy proceeding. The Company denied the receipt of any improper payments or transfers, and it vigorously defended against the assertions of Mr. Newhouse and protected its rights. On August 25, 2003, an order was entered by the Texas Bankruptcy Court dismissing all of Mr. Newhouse's claims against the Company.

Eos Partners, LP, Eos Partners SBIC, LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the "Plaintiffs") filed a lawsuit against the Company, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of the Company's Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the initial pleading stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amounts paid for the Series C Stock, approximately $12 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees. The Defendants have submitted the claims to their insurance carriers. The Defendants expect the case of be transferred from Harris County to Dallas County within the near future.

The Company along with the liquidating trust filed a lawsuit on June 17, 2002, seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, the Company, along with the liquidating trust, filed a petition with the

Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. The Company now expects the case to proceed before a panel of arbitrators in Washington, DC.

The Company and its subsidiaries are involved in other legal proceedings from time to time, including those described above of which the Company believes, if decided adversely to the Company or its subsidiaries, would have a material adverse effect on the business, financial condition or results of operations of the Company.

Employment Agreements

The Company has entered into multi-year employment agreements or management contracts with two of its senior executives. These agreements mature at various times through April of 2004 and provide for annual salaries ranging between $180,000 and $190,000. In addition, certain of these employees were granted options to purchase Novo Networks' common stock. These options, if exercised, would represent the right to purchase 1,620,000 shares of common stock at various exercise prices ranging from $0.055 to $28.50 per option.

10.      CUSTOMER AND VENDOR CONCENTRATIONS

The Company has concentrations of credit risk related to customers, and vendors as follows:

Customer Concentrations

During fiscal years 2002 and 2001, sales to Qwest represented 36% and 68% of total revenues, respectively. No other customer represented greater than 10% of total revenues during these fiscal periods.

Vendor Concentrations

During fiscal years 2002 and 2001, the Company purchased 43% and 55% of its carrier and termination costs from four and three major vendors, respectively.

11.      INCOME TAXES

There is no provision for income tax expense since the Company incurred net losses for all periods presented. At June 30, 2003, the Company had net operating loss carryforwards ("NOLs") of approximately $91.3 million. The NOLs expire incrementally through 2021.

NOL's generated from operations may be limited due to limitations on the annual amount of NOLs which can be utilized if certain changes in ownership occur. The NOL's were reduced by $28.7 million in fiscal 2002 from the forgiveness of the debtor subsidiaries' liabilities pursuant to Internal Revenue Code Section 108
(b).

Deferred tax assets and liabilities for fiscal 2003 and fiscal 2002 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at June 30, 2003, and June 30, 2002, are as follows:

                                                                        2003           2002
                                                                    ------------   ------------
Deferred tax assets:
        Net operating loss carryforwards ........................   $ 33,779,984   $ 36,962,986
        Accrued expenses ........................................              -         12,950
        Accounts receivable reserves ............................      1,611,119      1,333,220
        Investment basis difference .............................      8,028,491      7,840,076
        Fixed asset impairment ..................................              -              -
                                                                    ------------   ------------
                       Total gross deferred tax assets ..........     43,419,594     46,149,232
        Less valuation allowance ................................    (43,432,105)   (45,984,270)
                                                                    ------------   ------------
                       Net deferred tax assets ..................        (12,511)       164,962
                                                                    ------------   ------------
Deferred tax liabilities:
        Accelerated depreciation ................................        (12,511)       164,962
        Other ...................................................              -              -
                                                                    ------------   ------------
                       Total gross deferred tax liabilities .....        (12,511)       164,962
                                                                    ------------   ------------
                       Net deferred tax assets ..................   $          -   $          -
                                                                    ------------   ------------

Net deferred tax assets at June 30, 2003, and June 30, 2002, have been fully offset by valuation allowances as it is more likely than not that the Company will not ultimately realize any benefits resulting from such NOLs. Deferred tax assets resulting from net operating losses include $3,445,046 relating to NOLs the Company acquired through acquisitions.

A reconciliation setting forth the differences between the effective tax rate of the Company and the United States statutory rate is as follows:

                                                         2003                     2002                      2001
                                                ----------------------   ----------------------   ----------------------
Statutory federal income tax benefit ........   $    949,201       34%   $  2,650,143       34%   $ 64,605,262       35%
State tax rate, net of federal benefit ......         82,916        4%        290,977        4%      3,691,729        2%
Non-deductible expense ......................         11,262        2%        141,439        0%    (43,167,691)     (23%)
Other .......................................              -       10%        822,347       10%      1,282,346        1%
NOLs not benefited ..........................      1,508,789      153%     11,982,248      153%              -        -
NOL reduction under Section 108(b) ..........                    (136%)   (10,627,035)    (136%)             -        -
Decrease (increase) in valuation allowance ..      2,552,165      (67%)    (5,260,119)     (67%)   (26,411,646)     (15%)
                                                ------------   ------    ------------   ------    ------------   ------
Effective rate, net .........................   $          -        -    $          -        -    $          -        -
                                                ------------   ------    ------------   ------    ------------   ------

12.      STOCKHOLDERS' EQUITY

As of June 30, 2003, pursuant to the Amendment to the Amended and Restated Certificate of Incorporation of Novo Networks, Inc. dated November 13, 2000, the Company is authorized to issue 225,000,000 shares, consisting of (i) 200,000,000 shares of common stock, par value $0.00002 per share, and (ii) 25,000,000 shares of preferred stock, par value $0.00002 per share.

Preferred Stock

The Company's Board of Directors is authorized to establish and designate series of preferred stock, to fix the number of shares constituting each series, and to fix the designations and the preferences, limitations, and relative rights, including voting rights, of the shares of each series. As of June 30, 2003, the Company's Board of Directors had designated four series of preferred stock consisting of the following:

Series A Convertible Preferred Stock ($.00002 par value, 5,000 shares authorized, 0 shares issued and outstanding at June 30, 2003). Holders of Series A Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series A Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders.

Series B Convertible Preferred Stock ($.00002 par value, 25,000 shares authorized, 4,500 shares issued and outstanding at June 30, 2003). Holders of Series B Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series B Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A Convertible Preferred Stock.

Series C Convertible Preferred Stock ($.00002 par value, 30,000 shares authorized, 14,570 shares issued and outstanding at June 30, 2003). Holders of Series C Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series C Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to the Company's stockholders under the same terms as the holders of any outstanding shares of Series A and Series B Convertible Preferred Stock.

Series D Convertible Preferred Stock (50,000 shares authorized, 8,410 shares issued and outstanding). The par value of shares of Series D Convertible Preferred Stock is $0.00002 with a liquidation value of $1,000 per share. Holders of Series D Convertible Preferred Stock are entitled to vote on all matters to be voted on by the Company's stockholders. Each share of Series D Convertible Preferred Stock shall have one vote for each share of common stock into which it may be converted.

On December 5, 2000, the Company issued 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of the Company's common stock for approximately $7.0 million in cash and a minority interest in a private communications company. The shares of Series D Convertible Preferred Stock are convertible into shares of the Company's common stock at a price of $7.00 per share. During fiscal 2003, 2002 and 2001 an additional 641, 444 and 325 shares of Series D Convertible Preferred Stock were issued for payment of dividends, respectively.

Stock Options

At June 30, 2003, the Company sponsors two stock option plans, the 1999 Omnibus Securities Plan ("the 1999 Plan") and the 2001 Equity Incentive Plan ("the 2001 Plan"). The Company has elected to account for those plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

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

During February of 2003, the Company issued 1.6 million options to officers and directors of the Company under the 1999 Plan. The Company's four members of the Board of Directors were issued 25,000 shares each, which vested immediately. The Company's three officers were issued 0.5 million shares each, vesting over four years, with one fourth vesting on the date of grant, or February 21, 2003, and the remaining three-fourths vesting in equal amounts on each of the next three anniversaries of the date of grant thereafter. The exercise price for all of the options granted is $0.055. The options expire no later than ten years after the date the stock option is granted. A summary of activity for the fiscal year ended June 30, 2003, is presented below:

                                                      2001 PLAN                     1999 PLAN                     NON-PLAN
                                             ---------------------------   ---------------------------   ---------------------------
                                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                                              AVERAGE                       AVERAGE                       AVERAGE
                                               NUMBER         EXERCISE        NUMBER        EXERCISE        NUMBER        EXERCISE
                                              OF SHARES        PRICE        OF SHARES        PRICE        OF SHARES        PRICE
                                             ------------   ------------   ------------   ------------   ------------   ------------
Options Outstanding at June 30, 2000 .....              -   $          -      4,049,663   $      13.98      9,684,574   $      22.68
                                             ============   ============   ============   ============   ============   ============

Options Granted
     At Fair Market Value ................     10,227,163   $       4.63      1,138,499   $       8.69              -   $          -
     Below Fair Market Value .............              -              -              -              -              -              -
Options Exercised ........................              -              -              -              -              -              -
Options Cancelled ........................     (3,281,038)          4.63     (1,874,997)          4.66     (3,430,667)         23.00
                                             ------------                  ------------                  ------------
Options Outstanding at June 30, 2001 .....      6,946,125   $       4.63      3,313,165   $      13.24      6,253,907   $      22.50
                                             ============   ============   ============   ============   ============   ============

Options exercisable at June 30, 2001 .....      4,644,625   $       4.63      1,720,163   $      11.97      4,519,858   $      22.77
                                             ============   ============   ============   ============   ============   ============
Weighted average fair value of
     options granted during fiscal 2001 .................   $       4.63                  $       4.84                  $          -
                                                            ============                  ============                  ============

Options Granted
     At Fair Market Value ................              -   $          -              -   $          -              -   $          -
     Below Fair Market Value .............              -              -              -              -              -              -
Options Exercised ........................              -              -              -              -              -              -
Options Cancelled ........................       (184,125)          4.63     (1,991,665)          8.87        (60,333)         23.00
                                             ------------                  ------------                  ------------
Options Outstanding at June 30, 2002 .....      6,762,000   $       4.63      1,321,500   $      19.84      6,193,574   $      21.73
                                             ============   ============   ============   ============   ============   ============

Options exercisable at June 30, 2002 .....      5,541,000   $       4.63      1,009,540   $      18.61      5,326,549   $      22.23
                                             ============   ============   ============   ============   ============   ============

Weighted average fair value of
     options granted during fiscal 2002 .................   $          -                  $          -                  $          -
                                                            ============                  ============                  ============

Options Granted
     At Fair Market Value ................              -   $          -      1,600,000   $       0.06              -   $          -
     Below Fair Market Value .............              -              -              -              -              -              -
Options Exercised ........................              -              -              -              -              -              -
Options Cancelled ........................     (1,184,490)          4.63       (661,500)         22.04       (382,500)         23.00
                                             ------------                  ------------                  ------------
Options Outstanding at June 30, 2003 .....      5,577,510   $       4.63      2,260,000   $       5.19      5,811,074   $      21.73
                                             ============   ============   ============   ============   ============   ============

Options exercisable at June 30, 2003 .....      5,213,311   $       4.63      1,085,000   $      10.29      5,811,074   $      22.23
                                             ============   ============   ============   ============   ============   ============

Weighted average fair value of
     options granted during fiscal 2003 .................   $          -                  $       0.06                  $          -
                                                            ------------                  ------------                  ------------

At June 30, 2003, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

                                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                             --------------------------------------------------      --------------------------
                                                              WEIGHTED             WEIGHTED                            WEIGHTED
                                               NUMBER         AVERAGE               AVERAGE            NUMBER          AVERAGE
                      OPTION PRICE               OF           EXERCISE             REMAINING             OF            EXERCISE
                         RANGE                 SHARES          PRICE           CONTRACTUAL LIFE        SHARES           PRICE
                ------------------------     ----------       --------         ----------------      -----------       --------
2001 PLAN       $   2.50   to     $ 5.00      5,577,510       $   4.63             6.70 years          5,213,311       $   4.63

1999 PLAN       $   0.06   to     $ 5.00      1,600,000       $   0.06             9.63 years            475,000       $   0.06
                $   5.01   to     $10.00        350,000       $  10.00             6.29 years            300,000       $  10.00
                $  15.01   to     $20.00         60,000       $  16.68             7.00 years             60,000       $  16.68
                $  25.01   to     $30.00        250,000       $  28.50             6.71 years            250,000       $  28.50

NON-PLAN        $  10.01   to     $15.00        191,574       $  12.00             6.71 years            191,574       $  12.00
                $  15.01   to     $20.00        200,000       $  18.00             6.79 years            200,000       $  18.00
                $  20.01   to     $25.00      5,419,500       $  23.00             6.75 years          5,419,500       $  23.00

The Company follows APB 25 in accounting for its stock options, and, accordingly, in fiscal 2000, recorded deferred compensation of approximately $3.3 million equal to the intrinsic value of options granted to employees that had an exercise price lower than the market price of the underlying stock on the day of the grant. The deferred compensation was amortized over the related vesting periods and the amortization is included in selling, general and administrative expenses in the statement of operations. During fiscal periods 2003, 2002 and 2001, amortization of deferred compensation totaled approximately $31,911, $0.4 million and $0.8 million respectively. At June 30, 2003, the Company has no remaining deferred compensation.

Warrants and Options Issued in Connection with the iGlobal Acquisition

In connection with the iGlobal acquisition on March 10, 2000, the Company issued 139,378 warrants to purchase shares of common stock of the Company to holders of iGlobal warrants. The warrants have exercise prices of $0.01384 and $9.6899 and expire in fiscal 2004 through 2006. The fair value of the warrants on March 10, 2000, of approximately $3.8 million was included in the initial cost of the global acquisition. Additionally, the Company issued 209,732 options to purchase Novo Networks stock in exchange for fully vested options of iGlobal. The fair value of the options of approximately $5.5 million was included in the initial cost of the iGlobal acquisition. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model.

13.      RELATED PARTY TRANSACTIONS

Sales to Affiliates

During fiscal 2003 and 2002, there were no sales to affiliates. During fiscal 2001, sales to Gemini Voice totaled approximately $0.1 million. Such transactions occurred in the normal course of business.

Administrative Expenses

Novo Networks originally provided administrative services to its debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that the Company's debtor subsidiaries pay the Company $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to the debtor subsidiaries, paid the Company $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, the Company negotiated an on-going agreement with the liquidating trust, whereby the Company provides administrative services to its debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed the Company $0.65 million at June 30, 2003. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in the financial statements of the Company.

During fiscal 2002, Novo Networks paid a former e.Volve employee approximately $64,000 for consulting services.

14.      UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited summary data relating to the Company's results of operations for each quarter of the fiscal years ended June 30, 2003, 2002 and 2001:

                                                                   FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                                                       -------------------------------------------------------------
                                                        First Quarter  Second Quarter  Third Quarter  Fourth Quarter      Total
                                                       --------------  --------------  -------------  --------------  -------------
                                                                                  (unaudited)
Revenues ............................................  $            -  $            -  $           -  $            -  $           -

Loss from operations before other (income) expense ..  $     (761,888) $     (832,567) $  (1,071,654) $     (689,065) $  (3,355,174)
Net loss ............................................  $     (909,727) $     (544,349) $    (958,573) $     (379,119) $  (2,791,768)
Net loss allocable to common shareholders ...........  $   (1,069,506) $     (707,349) $  (1,121,245) $     (546,843) $  (3,444,943)
Net loss per share (basic and diluted) ..............  $        (0.02) $        (0.01) $       (0.02) $        (0.01) $       (0.05)
Avg. shares outstanding (basic and diluted) .........      52,323,701      52,323,701     52,323,701      52,323,701     52,323,701

                                                                   FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                                       -------------------------------------------------------------
                                                        First Quarter  Second Quarter  Third Quarter  Fourth Quarter      Total
                                                       --------------  --------------  -------------  --------------  -------------
                                                                                  (unaudited)
Revenues.............................................  $    8,687,677  $    1,799,305  $           -  $            -  $  10,486,982

Loss from operations before other (income) expense...  $   (7,485,041) $   (6,326,113) $  (1,958,837) $   (6,880,164) $ (22,650,155)
Net income (loss)....................................  $   (7,655,136) $    8,412,975  $  (4,128,002) $   (5,027,806) $  (8,397,969)
Net income (loss) per share (basic and diluted)......  $        (0.14) $         0.16  $       (0.08) $        (0.10) $       (0.16)
Avg. shares outstanding (basic and diluted)..........      52,323,701      52,323,701     52,323,701      52,323,701     52,323,701

                                                                   FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                                       -------------------------------------------------------------
                                                        First Quarter  Second Quarter  Third Quarter  Fourth Quarter      Total
                                                       --------------  --------------  -------------  --------------  -------------
                                                                                  (unaudited)
Revenues ............................................  $   18,597,027  $   20,593,654  $  19,749,715  $   13,091,158  $  72,031,554

Loss from operations before other (income) expense ..  $  (12,356,818) $  (18,756,695) $(125,133,484) $  (16,224,528) $(172,471,525)
Net loss ............................................  $  (16,193,938) $  (22,294,775) $(127,280,871) $  (18,419,620) $(184,189,204)
Net loss per share (basic and diluted) ..............  $        (0.31) $        (0.43) $       (2.43) $        (0.35) $       (3.53)
Avg. shares outstanding (basic and diluted) .........      51,989,562      52,121,108     52,462,631      52,323,701     52,222,671

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders
Novo Networks, Inc.

In connection with our audit of the consolidated financial statements of Novo Networks, Inc. and subsidiaries referred to in our report dated August 29, 2003, which is included in Part II of this Form 10-K, we have also audited Schedule II for the years ended June 30, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information set forth therein.

Dallas, Texas
August 29, 2003

           This report is a copy of the previously issued report and the auditor has not reissued the report

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

Arthur Andersen LLP

Dallas, Texas
September 19, 2001

                      NOVO NETWORKS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   BALANCE          CHARGED                           BALANCE
                                                      AT            TO COSTS                            AT
                                                  BEGINNING           AND          DEDUCTIONS/        END OF
                                                  OF PERIOD         EXPENSES        WRITEOFFS         PERIOD
                                                --------------   --------------   --------------   --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    Year ended June 30, 2001 ................   $      793,900   $    4,038,479   $     (242,732)  $    4,589,647

    Year ended June 30, 2002 ................   $    4,589,647   $    6,063,299   $  (10,652,946)  $            -

    Year ended June 30, 2003 ................   $            -   $            -   $            -   $            -

RESERVE FOR NOTES AND OTHER RECEIVABLES:

    Year ended June 30, 2001 ................   $            -   $            -   $            -   $            -

    Year ended June 30, 2002 ................   $            -   $    3,603,299   $            -   $    3,603,299

    Year ended June 30, 2003 ................   $    3,603,299   $      510,281   $      (99,572)  $    4,014,008

Combined Financial Statements and Report of Independent Certified Public Accountants

PACIUGO MANAGEMENT LLC

June 30, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Paciugo Management LLC

We have audited the accompanying combined balance sheet of Paciugo Management LLC and related entities (collectively, the "Company") as of June 30, 2003, and the related combined statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of June 30, 2003, and the combined results of their operations and their combined cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred a net loss of $1,420,299 for the year ended June 30, 2003 and used $848,767 in operating activities. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Dallas, Texas
August 27, 2003

                             PACIUGO MANAGEMENT LLC

                             COMBINED BALANCE SHEET

                                  June 30, 2003

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $    776,781
    Accounts receivable                                                        54,147
    Inventories                                                               328,804
    Prepaid expenses                                                          125,296
                                                                         ------------
                                                                            1,285,028

NON-CURRENT ASSETS

    Property and equipment, at cost - net                                   1,875,247
    Other assets                                                                8,255
                                                                         ------------
                                                                            1,883,502
                                                                         ------------
                                                                         $  3,168,530
                                                                         ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

    Current maturities of long-term debt                                 $    322,828
    Accounts payable                                                          125,921
    Accrued liabilities                                                       109,738
                                                                         ------------
                                                                              558,487

LONG-TERM DEBT, LESS CURRENT MATURITIES                                        47,525

NOTE PAYABLE TO PARTNERS                                                      450,000

COMMITMENTS AND CONTINGENCIES                                                       -

PARTNERS' CAPITAL

    Partners' capital                                                       3,792,962
    Accumulated deficit                                                    (1,680,444)
                                                                         ------------
                                                                            2,112,518
                                                                         ------------
                                                                         $  3,168,530
                                                                         ============

         The accompanying notes are an integral part of this statement.

                             PACIUGO MANAGEMENT LLC

                        COMBINED STATEMENT OF OPERATIONS

                        For the year ended June 30, 2003

Net sales                                                                $  1,893,523

Operating expenses
    Cost of goods sold                                                        317,183
    Selling, general and administrative expenses                            2,452,870
    Depreciation and amortization                                             473,865
                                                                         ------------
                                                                            3,243,918
                                                                         ------------

                  OPERATING LOSS                                           (1,350,395)

Interest expense - non related parties                                         24,798
Interest expense on note payable to partners                                   45,106
                                                                         ------------

                  NET LOSS                                               $ (1,420,299)
                                                                         ============

         The accompanying notes are an integral part of this statement.

                             PACIUGO MANAGEMENT LLC

               COMBINED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        For the year ended June 30, 2003

                                                 Partners'    Accumulated
                                                  capital       deficit         Total
                                                -----------   -----------    -----------
Balance at July 1, 2002                         $    50,000   $  (260,145)   $  (210,145)

Conversion of note payable to partners to
   partners' capital                              1,242,962             -      1,242,962

Capital contribution from Novo Networks, Inc.     2,500,000             -      2,500,000

Net loss                                                  -    (1,420,299)    (1,420,299)
                                                -----------   -----------    -----------

Balance at June 30, 2003                        $ 3,792,962   $(1,680,444)   $ 2,112,518
                                                ===========   ===========    ===========

         The accompanying notes are an integral part of this statement.

                             PACIUGO MANAGEMENT LLC

                        COMBINED STATEMENT OF CASH FLOWS

                        For the year ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                            $ (1,420,299)
    Adjustments to reconcile net loss to net cash used in
       operating activities
          Depreciation and amortization                                                      473,865
          Change in operating assets and liabilities
              Accounts receivable                                                              8,554
              Inventory                                                                     (222,724)
              Prepaid expenses                                                               (97,060)
              Other assets                                                                   249,524
              Accounts payable                                                                69,469
              Accrued liabilities                                                             89,904
                                                                                        ------------

                  Net cash used in operating activities                                     (848,767)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                      (926,441)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on long-term debt                                                               (250,994)
    Advances from note payable to partners                                                   726,358
    Payment on note payable to partners                                                     (450,000)
    Capital contribution from Novo Networks, Inc.                                          2,500,000
                                                                                        ------------

                  Net cash provided by financing activities                                2,525,364
                                                                                        ------------

                  Net change in cash and cash equivalents                                    750,156

Cash and cash equivalents at beginning of year                                                26,625
                                                                                        ------------

Cash and cash equivalents at end of year                                                $    776,781
                                                                                        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
    Cash paid for interest                                                              $     71,020
    Cash paid for income taxes                                                          $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Conversion of notes payable to partners to partners' capital                        $  1,242,962

         The accompanying notes are an integral part of this statement.

                             PACIUGO MANAGEMENT LLC

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  June 30, 2003

NOTE A - BUSINESS

    General

    Paciugo Management LLC ("PMLLC"), a Texas limited liability company formed in May 2001, is the sole general partner of Ad Astra Holdings LP ("Ad Astra"), a Texas limited partnership (formerly Paciugo Holdings LLC) and Authentic Gelato LP, Paciugo Supply Company LP, Paciugo Franchising LP and Paciugo Properties LP (collectively the "Operating Partnerships"). PMLLC, through its partnership interest in Ad Astra and the Operating Partnerships, manages a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout these financial statements, we refer collectively to PMLLC, Ad Astra and the Operating Partnerships as "Paciugo" or the "Company."

    Prior to May 2001, the Company operated as Authentic Gelato LLC, a Texas limited liability company that was formed on April 5, 2000. In May 2001, Authentic Gelato LLC reorganized into Authentic Gelato LP.

    Nature of Operations

    Paciugo is in the business of owning and operating a series of retail locations that sell authentic Italian gelato. Paciugo opened its first store in September 2000. As of June 30, 2003, the Company has eight retail locations in Dallas, Texas, which are either dedicated Paciugo stores or kiosks that operate in larger retail venues as a small "store within a store." In addition to the retail gelato business, a portion of its revenues are derived from catering activities conducted primarily out of its corporate headquarters. These activities typically involve the serving of Paciugo gelato at a variety of special events, including, private celebrations, philanthropic gatherings and third-party retail promotions.

    Seasonality

    In general, the market for frozen desserts experiences a certain degree of seasonal fluctuation, which is less marked in regions that experience consistently colder year-round climates. Paciugo enjoys higher sales volume during the period between May and August.

    Investment by Novo Networks, Inc.

    On December 19, 2002, PMLLC and Ad Astra executed a purchase agreement (the "Purchase Agreement") with Novo Networks, Inc. Pursuant to the Purchase Agreement, Novo Networks purchased a 33% membership interest in PMLLC and a
    32.67 % interest in Ad Astra, which results in Novo Networks holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the "Initial Interest"), for a purchase price of $2.5 million.

                             PACIUGO MANAGEMENT LLC

                                  June 30, 2003

NOTE A - BUSINESS - CONTINUED

    Novo Networks holds an option, exercisable for a period of two years from December 19, 2002, to purchase an additional 17.3% membership interest in PMLLC and a 17.127% interest in Ad Astra (the "Subsequent Interest") for $1.5 million. Together, the Initial Interest and the Subsequent Interest would result in Novo Networks holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%.

    Novo Networks provides services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for Novo Networks providing the Support Services, Paciugo pays Novo Networks an annual amount equal to the greater of $0.25 million or 2% of the combined gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Paciugo makes monthly payments to Novo Networks in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. Paciugo may not cancel or alter the scope of the Support Services without Novo Networks' prior approval or consent.

    Novo Networks is entitled to and currently maintains representation on the governing board of PMLLC (the "Board of Managers") as is proportionate to its ownership interests therein. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The combined financial statements of Paciugo include the accounts of PMLLC, Ad Astra and the Operating Partnerships. Control of each entity is vested in the same group of owners, their operations are interrelated and they are under common management. All material intercompany balances and transactions have been eliminated.

    Cash and Cash Equivalents

    Paciugo considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2003, cash equivalents totaled approximately $577,000. The Company maintains its cash and cash equivalents with two financial institutions. The cash balance is in excess of the FDIC insurance limit.

                             PACIUGO MANAGEMENT LLC

    Inventory

    Inventory is comprised of gelato ingredients, goods used in producing gelato and other items needed for the retail sale of gelato, which are valued at the lower of cost or market on a first-in first-out basis. Inventory reserves are provided for excess inventory based on management's estimate of demand and future sales. As of June 30, 2003, no inventory reserve was deemed necessary.

    Long-Lived Assets

    The Company's long-lived assets consist of property and equipment vehicles and leasehold improvements. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, impairment is measured based on the difference between the carrying amount of the asset and the fair value of the asset and is charged to operations in the period in which the impairment occurs.

    Income Taxes

    Paciugo consists of partnerships and limited liability companies in which the partners individually report their share of taxable income or loss.

    Revenue Recognition

    Revenue is recognized at the time of sale. Revenues include that net concession fees resulting from revenue sharing agreements with a retail grocery store chain. Accounts receivable represent the concession fees not yet collected at the balance sheet date. No reserve is provided against these amounts as they are believed to be fully collectible.

    Fair Value of Financial Instruments

    The carrying value of financial instruments consisting of cash, receivables, trade payables and notes payable approximate fair value as of June 30, 2003, due to their short maturity. The fair value of notes payable to partners is not determinable due to the related party nature of the notes.

                             PACIUGO MANAGEMENT LLC

    Accounting Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

    Advertising Costs

    Advertising costs are expensed as incurred. Total advertising expenses for the year ending June 30, 2003, were $32,638.

NOTE C - LIQUIDITY MATTERS

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $1,420,299 for the year ended June 30, 2003 and used $848,767 in operations. In December 2002, Novo Networks contributed $2.5 million to acquire an interest in Paciugo (see Note A and Note G) which was used for opening a new location and for operations. As of June 30, 2003, the Company had $776,781 in cash.

    The Company's ability to continue as a going concern is dependent on significantly improving operating results and cash flows or obtaining another source of financing, such as the Subsequent Interest from Novo Networks. There can be no assurance that the Company will be successful in any of these matters or that Novo Networks will exercise its option to acquire the Subsequent Interest.

NOTE D - PROPERTY AND EQUIPMENT

    Depreciation is provided on a straight-line basis for owned assets. Leased assets and improvements are amortized over the shorter of the lease term or the useful life of the asset. Property and equipment consists of the following:

                                                      Useful
                                                       life
                                                    ----------
Equipment                                            3-5 years     $1,178,729
Leasehold improvements                              2-10 years        951,776
Furniture and fixtures                               5-7 years        108,629
Vehicles                                               5 years        250,968
                                                                   ----------
                                                                    2,490,102
Accumulated depreciation and amortization                            (614,855)
                                                                   ----------

                                                                   $1,875,247
                                                                   ==========

                             PACIUGO MANAGEMENT LLC

                                 JUNE 30, 2003

NOTE E - NOTES PAYABLE

Note payable to a law firm, non-interest bearing. Principal payments are due in monthly installments of $12,045, with the final payment due in March 2004.
  The note is not collateralized.                                                       $  108,404

Note payable to a bank, bearing interest at the higher of (i) the daily
   Prime Rate or (ii) the daily Federal Funds Rate plus 50 basis points
   (4.5% at June 30, 2003). Interest and principal are due in monthly installments of approximately $26,000, with the term of the note expiring on December 31, 2003. The note is collateralized by certain assets of the Company and a personal guarantee from a founding partner. The note payable contains financial covenants. As of June 30,
   2003, the Company was in violation of the debt service coverage ratio,
   but has obtained a waiver of such covenant from the bank.                               161,864

Notes payable to four lenders for financing business vehicles and equipment, bearing interest at fixed rates ranging from 4.75% to
   9.00%. Interest and principal are due in monthly installments ranging from $334 to $1,700. These notes mature from May 2003 to October 2007.
   These notes are collateralized by vehicles and equipment.                                78,187

Note payable to a bank, bearing interest at a fixed rate of 5.75%. Interest and principal are due in monthly installments of $2,000, with the final payment
   due June 2004. These notes are collateralized by computers.                              21,898
                                                                                        ----------
                                                                                           370,353
   Less:  current portion                                                                  322,828
                                                                                        ----------

                                                                                        $   47,525
                                                                                        ==========

The following are scheduled maturities of notes payable as of June 30, 2003:

 For the
year ended
 June 30,
----------
   2004                                                                                 $  322,828
   2005                                                                                     22,079
   2006                                                                                     19,737
   2007                                                                                      4,284
   2008                                                                                      1,425
                                                                                        ----------

                                                                                        $  370,353
                                                                                        ==========

                             PACIUGO MANAGEMENT LLC

                                 JUNE 30, 2003

NOTE F - COMMITMENTS AND CONTINGENCIES

    Operating Leases

    Paciugo is a lessee under certain non-cancelable operating leases. Terms of the leases call for monthly payments ranging from $2,860 to $10,290. For the year ended June 30, 2003, the Company incurred rental expense of approximately $366,000.

    Future minimum lease payments under these non-cancelable operating leases are as follows:

 For the
year ended
 June 30,
----------
   2004                                                                                 $  519,217
   2005                                                                                    521,040
   2006                                                                                    460,558
   2007                                                                                    400,362
   2008                                                                                    105,314
   Thereafter                                                                               56,306
                                                                                        ----------

                                                                                        $2,062,797
                                                                                        ==========

    Employment Agreement

    The Company has entered into multi-year employment agreements with three of its executives. These agreements mature during December 2005 and provide for annual salaries ranging between $80,000 and $150,000.


NOTE G - RELATED PARTY TRANSACTIONS

    In December of 2002, Novo Networks acquired an Initial Interest in Paciugo by contributing $2.5 million. Under the Purchase Agreement, certain partners received a $450,000 payment on their outstanding note payable. The Purchase Agreement required all amounts due to the partners, including outstanding interest to be converted to partners' capital except for an outstanding balance of $450,000. Under the terms of the Purchase Agreement, in the event that Novo Networks purchases the Subsequent Interest in Paciugo, the note payable of $450,000 will be paid to the partners. If Novo Networks does not purchase the Subsequent Interest, any remaining debt to the partners will be converted to partners' capital.

    For the year ended June 30, 2003, the company paid $125,000 to Novo Networks for management fees.

                                     INDEX TO EXHIBITS

EXHIBIT                                                                          FILED
NUMBER                               DESCRIPTION                               HEREWITH
-------                              -----------                               --------
 11.1      Statement re: computation of per share earnings. (Information       X
           regarding the computation of loss per share is set forth in the
           Consolidated Financial Statements).

 21.1      Subsidiaries of Novo Networks, Inc.                                 X

 23.1      Consent of Grant Thornton LLP                                       X

 23.2      Consent of Arthur Andersen LLP                                      *

 31.1      Certification of the Principal Executive Officer Pursuant           X
           to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2      Certification of the Principal Accounting Officer Pursuant to       X
           Section 302 of the Sarbanes-Oxley Act of 2002

 32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley         X
           Act of 2002

* Not Available