Form 10-Q
period 2003-09-30
NOVO NETWORKS INC
filed 2003-11-13
CIK 826773

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

                           (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

                               OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to _______


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

On November 13, 2003, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                       NOVO NETWORKS, INC.

                   QUARTERLY REPORT FORM 10-Q
                              INDEX



                                                       PAGE NO.
PART I:        FINANCIAL INFORMATION

  Item 1. Financial Statements

       Consolidated Balance Sheets as of
          September 30, 2003 and June 30, 2003.......     3

       Consolidated Statements of Operations
          for the three months ended September
          30, 2003 and 2002..........................     4

       Consolidated Statements of Cash Flows
          for the three months ended
          September 30, 2003 and 2002................     5

       Notes to Consolidated Financial Statements....     6

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations...............................    14

  Item 3. Quantitative and Qualitative
            Disclosures About Market Risk.............   24

  Item 4. Controls and Procedures.....................   24


PART II:    OTHER INFORMATION

  Item 1. Legal Proceedings...........................   24

  Item 2. Changes in Securities and Use of
            Proceeds..................................   25

  Item 3. Defaults Upon Senior Securities.............   25

  Item 4. Submission of Matters to Vote of
            Securities Holders........................   25

  Item 5. Other Information...........................   25

  Item 6. Exhibits and Reports on Form 8-K............   25

SIGNATURES............................................   27

                       NOVO NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEETS


                                                  September 30,     June 30,
                                                      2003           2003
                                                  -------------  -------------
ASSETS                                             (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                       $   3,709,430  $   3,894,081
  Note receivable and other receivables,
    net of allowance ($4,076,839 at
    September 30, 2003 and June 30, 2003)                     -              -
  Prepaid expenses                                      541,376        441,940
                                                  -------------  -------------
                                                      4,250,806      4,336,021
                                                  -------------  -------------

LONG-TERM ASSETS
  Prepaid expenses                                      386,103         26,736
  Deposits                                                5,745          5,745
  Property and equipment, net                           344,837        379,783
  Equity investments                                  2,150,092      2,255,523
                                                  -------------  -------------
                                                      2,886,777      2,667,787
                                                  -------------  -------------
                                                  $   7,137,583  $   7,003,808
                                                  =============  =============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $       1,100  $       5,935
  Accrued liabilities                                 1,369,925        496,443
  Customer deposits                                       2,000          2,000
                                                  -------------  -------------
                                                      1,373,025        504,378
                                                  -------------  -------------

COMMITMENTS AND CONTINGENCIES                                 -              -


STOCKHOLDERS' EQUITY
  Preferred stock, $0.00002 par value, $1,000
    liquidation preference per share, authorized
    25,000,000, issued and outstanding 27,648
    and 27,480, liquidation value - $27,648,000
    and $27,480,000, respectively                             -              -
  Common stock, $0.00002 par value, authorized
    200,000,000, issued and outstanding,
    52,323,701                                            1,050          1,050
  Additional paid-in capital                        257,338,003    257,165,054
  Accumulated deficit                              (251,574,495)  (250,666,674)
                                                  -------------  -------------
                                                      5,764,558      6,499,430
                                                  -------------  -------------
                                                  $   7,137,583  $   7,003,808
                                                  =============  =============



The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For the three months ended
                                                          September 30,
                                                      2003           2002
                                                  ------------   ------------
                                                   (unaudited)    (unaudited)
Operating expenses:
  Selling, general and administrative expenses    $    630,648   $    680,721
  Depreciation and amortization                         34,946         37,862
                                                  ------------   ------------
                                                       665,594        718,583
                                                  ------------   ------------

Loss from operations, before
   other (income) expense                             (665,594)      (718,583)

Other (income) expense:
  Interest income                                       (8,312)       (38,163)
  Loss in equity investments                           105,432        264,751
  Other                                                (27,842)       (35,444)
                                                  ------------   ------------
                                                        69,278        191,144
                                                  ------------   ------------

Net loss                                              (734,872)      (909,727)

Series D preferred dividends                          (172,949)      (159,779)
                                                  ------------   ------------

Net loss allocable to common shareholders         $   (907,821)  $ (1,069,506)
                                                  ============   ============

Net loss per share - (basic and diluted)          $      (0.02)  $      (0.02)
                                                  ============   ============

Weighted average number of shares
   outstanding - (basic and diluted)                52,323,701     52,323,701
                                                  ------------   ------------


The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the three months ended
                                                         September 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (734,872)  $   (909,727)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                    34,946         37,862
       Other non-cash charges and credits:
         Stock-based compensation                            -         31,944
         Bad debt expense                                    -          5,403
         Loss on equity investments                    105,431        264,751
       Change in operating assets and liabilities:
         Note receivable and other receivables               -         (5,403)
         Prepaid expenses                             (458,803)       108,622
         Accounts payable                               (4,835)       (16,193)
         Accrued liabilities                           873,482       (162,938)
                                                  ------------   ------------
Net cash used in operating activities                 (184,651)      (645,679)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         -        (11,635)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (184,651)      (657,314)
CASH AND CASH EQUIVALENTS, beginning of period       3,894,081      9,871,305
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, end of period          $  3,709,430   $  9,213,992
                                                  ------------   ------------



The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Business
    --------

General

Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network until December, 2001, see the section entitled "Business - Bankruptcy Proceedings"). References to "Novo Networks," "Company," "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of the operating subsidiaries and the registrant under the Securities Exchange Act of 1934. Prior to September 22, 1999, we were a publicly held company with no material operations. We were formerly known as eVentures Group, Inc., and prior thereto, as Adina, Inc., which was incorporated in Delaware on June 24, 1987.

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. ("AxisTel"), e.Volve Technology Group, Inc. ("e.Volve") and Novo Networks Operating Corp. ("NNOC") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") as described more fully below. We will refer to the subsidiaries that have filed for bankruptcy protection as our "debtor subsidiaries" throughout this quarterly report (this "Quarterly Report"). In December of 2002, we purchased an ownership interest in an Italian gelato company, as described more fully below.

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

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we are entitled to receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we began receiving monthly payments from Paciugo in the amount of $20,833, with positive cumulative differences, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. In July and August, 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003. The loss of these monthly payments by Paciugo could adversely affect our financial condition. While we are attempting to work through our disagreements with Paciugo, we can offer no assurances that these issues will be resolved without any material adverse effect on our plan of operation. Paciugo may not cancel or alter the scope of the Support Services without our prior approval or consent.

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

We effectively maintain no ability to control the day-to-day affairs of our Paciugo interest. On August 1, 2003, Susie C. Holliday resigned from her position as Senior Vice President and Chief Financial Officer of Paciugo along with her resignation from her position with us. On August 15, 2003, Patrick G. Mackey was named Senior Vice President and Chief Financial Officer of Paciugo. On August 25, 2003, Barrett N. Wissman resigned from the position of President of Paciugo. In addition, during the first three calendar quarters of 2003, our Board of Directors became increasingly more concerned about Paciugo's market position, the industry in which Paciugo competes and Paciugo's prospects for meaningful success therein. Accordingly, during the current quarter, we concluded that it was reasonably unlikely that we would expand our Paciugo interest and exercise our option to acquire the Subsequent Interest. Therefore, effective on October 1, 2003, Steven W. Caple and Patrick G. Mackey resigned their positions as Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer of Paciugo, respectively.

Depending upon a variety of factors, including those outlined above, most of which are beyond our control, we may determine it necessary to record impairment charges against the Paciugo interest in our 2004 fiscal year. The factors that may result in the impairment of our Paciugo interest include, without limitation:

     * Paciugo's ability, outside of our exercise of the option to acquire the Subsequent Interest, to locate additional working capital;

     * Paciugo's ability to expand sales while controlling and reducing costs; and

     * Paciugo's ability to compete against more well-known gelato, frozen dessert, and ice cream stores, many of which maintain greater management, financial and other resources.

Bankruptcy Proceedings

On April 2, 2001, another one of our subsidiaries, Internet Global Services, Inc. ("iGlobal") filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Texas Bankruptcy Court") due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal. During April 2003, iGlobal's trustee filed an adversary proceeding against us. For further details regarding this proceeding, see Note 8 entitled "Legal Proceedings."

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United
States Bankruptcy Court for the District of Delaware (the
"Delaware Bankruptcy Court") in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.


                                                   Status as of
                                                   November 13,      Subject to
                                         Date          2003        Bankruptcy Plan
        Wholly Owned Subsidiary        Acquired       [FN-1]       or Proceedings?
  ----------------------------------- -----------  -------------  ----------------
  Novo Networks Operating Corp.         2/8/00     Inactive        Yes, Chapter 11
                                        [FN-2]
  AxisTel Communications, Inc.          9/22/99    Inactive        Yes, Chapter 11
  Novo Networks International           9/22/99    Inactive        Yes, Chapter 11
  Services, Inc.
  Novo Networks Global Services, Inc.   9/22/99    Inactive        Yes, Chapter 11
  Novo Networks Metro Services, Inc.    9/22/99    Inactive        Yes, Chapter 11
  Novo Networks Metro Services          9/22/99    Inactive              No
  (Virginia), Inc.
  Novo Networks Media Services, Inc.    9/22/99    Inactive              No
  e.Volve Technology Group, Inc.       10/19/99    Inactive        Yes, Chapter 11
  Internet Global Services, Inc.        3/10/00    Inactive        Yes, Chapter 7
  eVentures Holdings, LLC               9/7/99     Active[FN-3]          No
                                        [FN-2]



 -----------------

  (1) "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

  (2)    Indicates date of incorporation, if organized by us.

  (3) This entity has no operations other than to hold certain equity interests.

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

     On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest Communications Corporation ("Qwest"). No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries' assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement. We have previously guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distribution to holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness.

     In connection with the bankruptcy proceedings, we initially provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $0.5 million to the liquidating trust. The current balance on the new secured note is approximately $3.3 million which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Litigation Against Qwest

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. We now expect the case to proceed before a panel of arbitrators in Washington, DC. For further details regarding this litigation, see Note 8 entitled "Legal Proceedings."

2.   Liquidity and Capital Resources
     -------------------------------

     At September 30, 2003, we had consolidated current assets of $4.3 million, including cash and cash equivalents of approximately $3.7 million and net working capital of $2.9 million. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic business opportunities;
(iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

     Assuming we complete a transaction within the next year, with no current return on that transaction and given our current obligations, we expect to have approximately $1.3 million of cash available for funding potential business opportunities. Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurance can be given that we will be able to deploy any remaining cash assets or that if deployed we can continue as a going concern with the new business model.

     Our debtor subsidiaries filed bankruptcy proceedings under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased this credit facility to approximately $1.9 million, which was advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. The credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien, pursuant to the Bankruptcy Code, on substantially all of the debtor subsidiaries' assets. We are currently not recording the interest associated with the debtors-in-possession loan due to the uncertainty surrounding the collection of this note. In addition, the credit facility maintained a default interest rate of prime plus 5.0% per annum.

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

     We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as would be the result if we acquire the Subsequent Interest), we would consolidate its revenues and operations into our consolidated financial statements at that time. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest. In the meantime, we will continue to record other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the monthly payment since the month of August of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see Note 1 entitled "Business - General."

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

3.   General
     -------

The accompanying consolidated financial statements as of September 30, 2003, and for the three month periods ended September 30, 2003, and 2002, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission ("SEC"). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

The consolidated financial statements include our subsidiaries that are not involved in the bankruptcy proceedings and have been prepared in accordance with accounting principles generally accepted in the United States of America. As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls their assets. For further details regarding the bankruptcy proceedings, see
Note 1 entitled "Business - Bankruptcy Proceedings." We have recorded an accrual of approximately $0.3 million in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of the debtor subsidiaries. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Certain fiscal 2002 balances have been reclassified for comparative purposes to be consistent with the fiscal 2003 presentation. Such reclassifications have no impact on the reported net loss. All significant intercompany accounts have been eliminated.

4.   Long-lived Assets
     -----------------

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

We assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs. No impairment losses were recorded during the three months ended September 30, 2003, and 2002.

Property and equipment consist of leasehold improvements, computer equipment and furniture and fixtures. Each class of assets is depreciated over its estimated useful life using the straight-line method.

5.   Loss Per Share
     --------------

We calculate earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. For the three months ended September 30, 2003, and 2002, respectively, diluted EPS are not presented, as the assumed conversion would be antidilutive. Had the effect not been antidilutive, an additional 16,280,944 and 18,924,628 shares of common stock would have been included in the diluted earnings per share calculation for the quarter ended September 30, 2003 and September 30, 2002, respectively.

6.   Equity Investments
     ------------------

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary's governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary's accounts will not be reflected in our consolidated financial statements. Our proportionate share of a subsidiary's operating earnings and losses will be included in the caption "Loss in equity investments" in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo, a gelato manufacturing, retailing and catering business, and certain development stage Internet and communications companies. During the second fiscal 2003 quarter, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see
Note 1 entitled "Business - General." The Initial Interest is accounted for under the equity method. At such time, if any, as our aggregate ownership interest in Paciugo is increased to greater than 50%, (such as upon the acquisition of the Subsequent Interest), we will use the consolidation method of accounting. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for in such a way. Under the consolidation method, Paciugo's accounts would be reflected within our financial statements. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest.

We account for the majority of our interests using the equity method. For the three months ended September 30, 2003 and 2002 our proportionate share of equity losses totaled approximately $0.1 million and $0.3 million, respectively. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. For those equity interests previously impaired completely, we ceased recording our share of losses incurred by the subsidiary. Our equity interests consist of the following at September 30, 2003:


                                                     % Ownership*          Accounting      Carrying
Company Name                                      Common    Preferred        Method          Value
----------------------------------------------    -------------------      ----------     -----------
Paciugo Management LLC                              33.3%      0.0%          Equity       $ 2,150,092
Gemini Voice Solutions (f/k/a PhoneFree.com)**      17.2%     31.7%          Equity                 -
ORB Communications & Marketing, Inc***              19.0%    100.0%          Equity                 -
FonBox, Inc.                                        14.0%     50.0%          Equity                 -
Launch Center 39                                     0.0%      2.1%           Cost                  -
Spydre Labs                                          5.0%      0.0%           Cost                  -
                                                                                          -----------
                                                                                          $ 2,150,092
                                                                                          ===========

*    Reflects our ownership percentage at September 30, 2003.

**   Gemini Voice began the process of winding up its affairs in August, 2003.

*** ORB filed a voluntary petition under Chapter 7 of the bankruptcy code in February, 2003.



At September 30, 2003, Paciugo met the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act. Summarized unaudited financial information for Paciugo as of and for the three months ended September 30, 2003 is as follows:

Financial position information:
 Current assets                     $    476,283
 Non-current assets                    1,800,828
 Current liabilities                     360,566
 Non-current liabilities                 484,081
 Net assets                            1,793,031

Income statement information:
 Revenues                                607,104
 Gross profit                            509,630
 Net loss                               (319,487)

Our equity in Paciugo's net loss    $    105,432


7.   Stock Options
     -------------

At September 30, 2003, the Company sponsors two stock option plans, the 1999 Omnibus Securities Plan ("the 1999 Plan") and the 2001 Equity Incentive Plan ("the 2001 Plan"). The Company has elected to account for those plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment to SFAS 123." Pro forma information is presented as if the Company had accounted for the stock options granted during the fiscal periods presented using the fair value method. We did not grant any stock options pursuant to the two stock option plans referenced above during the quarters ended September 30, 2003 and September 30, 2002, respectively.

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period. The Company's pro forma information relative to the 2001
Plan and 1999 Plan is as follows:


                                                             For the three months ended
                                                                    September 30,
                                                            ---------------------------
                                                                2003           2002
                                                            ------------   ------------
                                                             (unaudited)    (unaudited)
Pro Forma Net Loss
------------------
   Net loss allocable to common shareholders as reported    $   (907,821)  $ (1,069,506)
   Compensation recorded                                               -         31,944
   Additional compensation expense under SFAS 123                 (2,500)    (1,652,006)
                                                            ------------   ------------
   Net loss allocable to common shareholders, pro forma     $   (910,321)  $ (2,689,568)
                                                            ============   ============

   Net loss per share, pro forma                            $      (0.02)  $      (0.05)
   Net loss per share, basic and diluted, as reported       $      (0.02)  $      (0.02)


8.   Legal Proceedings
     -----------------

As previously reported, Robert Newhouse, the trustee for Internet Global Services, Inc. ("iGlobal"), filed an adversary proceeding against us in the Texas Bankruptcy Court on April 1, 2003. The lawsuit sought to avoid certain alleged preferential and fraudulent transfers of approximately $0.3 million. In addition, it sought to disallow our claim in the bankruptcy proceeding. We denied the receipt of any improper payments or transfers, and we vigorously defended against the allegations. On August 25, 2003, an order was entered by the Texas Bankruptcy Court dismissing all of Mr. Newhouse's claims against us.

As previously reported, Eos Partners, LP, Eos Partners SBIC,
LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the "Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the discovery stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amounts paid for the stock, approximately $14.5 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees. The Defendants have submitted the claims to their insurance carriers. The district judge recently denied the Plaintiffs' motion to transfer the case to Dallas County and ruled that it should instead proceed in Harris County.

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion,
(iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship,
(iv) fraud, (v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, we and the liquidating trust are seeking such actual consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. We now expect the case to proceed before a panel of arbitrators in Washington, DC.

We have previously disclosed in other reports filed with the United States Security and Exchange Commission (the "SEC") certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal year ended June 30, 2003. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

"Forward-looking" statements appear in the following Management's
Discussion and Analysis of Financial Condition and Results of
Operations as well as elsewhere in this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events.

Forward-looking statements include, without limitation, the following:

     * statements regarding our future capital requirements and our ability to satisfy our capital needs;

     * statements regarding our ability to continue as a going concern;

     * statements regarding our exposure, if any, arising from litigation matters currently pending against us;

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

  Statements concerning our Paciugo interest:

     * statements regarding our ability to realize any benefit from the Paciugo interest;

     * statements regarding our ability to resolve certain unresolved disputes with management of Paciugo in a manner that does not have a material adverse effect on our plan of operations;

  Other statements:

     *    statements that contain words like "believe,"
          "anticipate," "expect" and similar expressions are also used to identify forward-looking statements.

     You should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

     * risks inherent in our ability to redeploy our remaining assets, including remaining cash assets;

     * risks associated with competition in the sector or industry that we may enter;

     * our ability to successfully prosecute claims against Qwest and other third parties;

     * risks associated with the minority interest we hold in Paciugo;

     * risks that we may not be able to resolve certain disputes with Paciugo's management;

     * risks that we may be unable to address our concerns about Paciugo's market position, the industry in which Paciugo competes, and Paciugo's prospects for meaningful success therein;

     * risks associated with having no current operations or revenue;

     * risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

     * uncertainties in the implementation of the amended plan concerning the liquidation of substantially all of the remaining assets of our debtor subsidiaries; and

     *    changes in the laws and regulations that govern us.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this report and the risks discussed in the "Business Considerations" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2003, as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we are entitled to receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we began receiving monthly payments from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. In July and August, 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these monthly payments since August of 2003. The loss of these monthly payments by Paciugo could adversely affect our financial condition. While we are attempting to work through our disagreements with Paciugo, we can offer no assurances that these issues will be resolved without any material adverse effect on our plan of operation. Paciugo may not cancel or alter the scope of the Support Services without our prior approval or consent.

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

We effectively maintain no ability to control the day-to-day affairs of our Paciugo interest. On August 1, 2003, Susie C. Holliday resigned from her position as Senior Vice President and Chief Financial Officer of Paciugo along with her resignation from her position with us. On August 15, 2003, Patrick G. Mackey was named Senior Vice President and Chief Financial Officer of Paciugo. On August 25, 2003, Barrett N. Wissman resigned from the position of President of Paciugo. In addition, during the first three calendar quarters of 2003, our Board of Directors became increasingly more concerned about Paciugo's market position, the industry in which Paciugo competes and Paciugo's prospects for meaningful success therein. Accordingly, during the current quarter, we concluded that it was reasonably unlikely that we would expand our Paciugo interest and exercise our option to acquire the Subsequent Interest. Therefore, effective on October 1, 2003, Steven W. Caple and Patrick G. Mackey resigned their positions as Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer of Paciugo, respectively.

Depending upon a variety of factors, including those outlined above, most of which are beyond our control, we may determine it necessary to record impairment charges against the Paciugo interest in our 2004 fiscal year. The factors that may result in the impairment of our Paciugo interest include, without limitation:

     * Paciugo's ability, outside of our exercise of the option to acquire the Subsequent Interest, to locate additional working capital;

     * Paciugo's ability to expand sales while controlling and reducing costs; and

     * Paciugo's ability to compete against more well-known gelato, frozen dessert, and ice cream stores, many of which maintain greater management, financial and other resources.

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

On April 2, 2001, another one of our subsidiaries, Internet Global Services, Inc. ("iGlobal") filed a voluntary petition for protection under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the "Texas Bankruptcy Court") due to iGlobal's inability to service its debt obligations and contingent liabilities, as well as our inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million during fiscal 2001, the majority of which related to non-cash goodwill recorded in connection with our acquisition of iGlobal. During April 2003, iGlobal's trustee filed an adversary proceeding against us. For further details regarding this proceeding, see Note 8 entitled "Legal Proceedings."

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

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $0.2 million. Assets to be liquidated of $0.7 million were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest Communications Corporation. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries' assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement. We have previously guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distribution to holders of such indebtedness under the amended plan, we may be liable for some or all of this indebtedness.

In connection with the bankruptcy proceedings, we provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $0.5 million to the liquidating trust. The current balance on the new secured note is approximately $3.3 million which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Operations Summary
------------------

As of September 30, 2003, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we promulgate a new business plan, either as it relates to Paciugo or another opportunity. During fiscal 2003, we purchased the Initial Interest in Paciugo. We cannot predict when or if we will be successful in such a new business venture or other potential business opportunities that we may consider, if any. During the eight months ended August 31, 2003, we received $166,667 from Paciugo for the provision of Support Services. There can be no assurances as to the continuation of these payments, as Paciugo has not made the payments since August of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Acquisition of Initial Interest in Paciugo", above.

During the three months ended September 30, 2003, no revenues from operations were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make the monthly payment since August of 2003. For further details regarding the Support Services, see the section entitled "Acquisition of Initial Interest in Paciugo," above.

During the three months ended September 30, 2003, no revenues were generated from operations. Subsequent to December 31, 2002, AxisTel and e.Volve ceased all operations, and as part of our debtor subsidiaries' amended plan, substantially all of the assets associated with such services were liquidated.

We currently anticipate that we will not have any revenue from telecommunications or any other services in the near term. In addition, and as part of the amended plan, substantially all of the telecommunications assets of the debtor subsidiaries were sold, and they will be unable to provide such services in the future.

Basis of Presentation
---------------------

The accompanying consolidated financial statements for the three months ended September 30, 2003, include us and our subsidiaries that are not involved in the bankruptcy proceedings. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002.

For the three months ended September 30, 2003, the consolidated financial statements include only our accounts and do not include our wholly owned subsidiaries, including the debtor subsidiaries. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002. For us and our subsidiaries, which are not involved in the bankruptcy plan administration process (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America. We recorded an accrual estimate of $0.3 million in the accompanying financial statements for the costs of completing such bankruptcy proceedings, including, without limitation, liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

REVENUES.  For the quarters ended September 30, 2003, and
September 30, 2002, no revenues were generated. We currently do not anticipate that we will have revenue from telecommunications or any other services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Bankruptcy Court. Initially, the agreement dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to the debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $0.65 million at September 30, 2003. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest litigation.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represents the depreciation of property and equipment. Due to the significant impairment losses recorded during fiscal years 2002 and 2001, and the liquidation accounting for our debtor subsidiaries, our depreciation and amortization costs have decreased significantly, and we do not expect these costs to increase in the near term.

LOSS IN EQUITY INVESTMENTS. Loss in equity investments results from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo", above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that our previous strategic investments will continue to incur operating losses. However, we do not expect to record future charges related to those losses as they are completely impaired. We will record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo, until such time, if any, that we purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest), resulting in our holding a greater than 50% interest in Paciugo, at which time, we would begin to consolidate its operations into our financial statements. As previously discussed, we do not anticipate exercising our option to acquire the Subsequent Interest.

OTHER INCOME. Other income results from the Support Services we provided to Paciugo, pursuant to the Purchase Agreement and administrative services we provided to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. For further details regarding the Support Services to Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo," above. In July and August, 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since the month of August of 2003. The administrative services agreement with our debtor subsidiaries initially dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to the debtor subsidiaries on a per hour basis. As of September 30, 2003, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.65 million. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest litigation. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

Summary of Operating Results
----------------------------

The table below summarizes our operating results.


                                                  For the three months ended
                                                          September 30,
                                                      2003           2002
                                                  ------------   ------------
                                                   (unaudited)    (unaudited)
Operating expenses:
  Selling, general and administrative expenses    $    630,648   $    680,721
  Depreciation and amortization                         34,946         37,862
                                                  ------------   ------------
                                                       665,594        718,583
                                                  ------------   ------------
Loss from operations, before
   other (income) expense                             (665,594)      (718,583)

Other (income) expense:
  Interest income                                       (8,312)       (38,163)
  Loss in equity investments                           105,432        264,751
  Other                                                (27,842)       (35,444)
                                                  ------------   ------------
                                                        69,278        191,144
                                                  ------------   ------------

Net loss                                              (734,872)      (909,727)

Series D preferred dividends                          (172,949)      (159,779)
                                                  ------------   ------------

Net loss allocable to common shareholders         $   (907,821)  $ (1,069,506)
                                                  ============   ============

Net loss per share - (basic and diluted)          $      (0.02)  $      (0.02)
                                                  ============   ============
Weighted average number of shares
     outstanding - (basic and diluted)              52,323,701     52,323,701
                                                  ------------   ------------

Three months ended September 30, 2003 Compared to Three months ended September 30, 2002
--------------------------------------------------------------

REVENUES. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which have historically provided all of our significant revenues and (ii) the uncertainty surrounding our plans to explore other opportunities. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we expect to consolidate its revenues and operations into our consolidated financial statements at that time. In July and August, 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest. For further details regarding the Support Services, see the section entitled "Acquisition of Initial Interest in Paciugo", above.

DIRECT COSTS. No direct costs were incurred during the three months ended September 30, 2003 and September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased approximately $50,000 during the three months ended September 30, 2003, from approximately $680,000 during the three months ended September 30, 2002, a decrease of 7%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce,
(ii) the termination of operations as a result of the various bankruptcy proceedings, (iii) the reduction in professional fees relating to the bankruptcy plan administrative process and (iv) an overall reduction of overhead related to office expenses and travel and entertainment that was offset by increased legal and professional fees during the quarter for a nonrecurring transaction.

Selling, general and administrative expenses for the three months ended September 30, 2003, consisted primarily of approximately
(i) $145,000 of salaries and benefits, (ii) $175,000 of legal and professional fees, (iii) $70,000 of consulting and professional fees, (iv) $160,000 of business insurance and (v) $80,000 of other operating expenses. Selling, general and administrative expenses for the three months ended September, 2002, consisted primarily of approximately (i) $350,000 of salaries and benefits,
(ii) $100,000 of bad debt expense (iii) $100,000 of business insurance and (v) $100,000 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to be approximately $125,000 per month until such time, if any, as we are able to develop an alternative business strategy.

DEPRECIATION AND AMORTIZATION. Depreciation recorded on fixed assets during the three months ended September 30, 2003, totaled approximately $35,000, as compared to approximately $38,000 for the three months ended September 30, 2002. We expect our depreciation expense to remain relatively constant until such time, if any, as we are able to develop an alternative business strategy.

INTEREST INCOME. We recorded interest income from cash investments of approximately $8,000 for the three months ended September 30, 2003, as compared to approximately $38,000 for the three months ended September 30, 2002. The decrease in interest income during the current quarter is a result of lower amounts of cash available to be invested.

LOSS IN EQUITY INVESTMENTS. Loss in equity investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. During the three months ended September 30, 2003, there was a loss of approximately $0.1 million, as compared to $0.3 million during the three months ended September 30, 2002. The current fiscal quarter loss resulted from our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo", above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that those interests will continue to incur operating losses. However, we do not expect to record future charges related to them since they are completely impaired. We will record our proportionate share of future earnings or losses related to our Initial Interest in Paciugo, until such time, if any, that we purchase an additional interest in Paciugo (such as the acquisition of the Subsequent Interest), resulting in our holding a greater than 50% interest in Paciugo, at which time, we would begin to consolidate its operations into our financial statements. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2003, we had consolidated current assets of $4.3 million, including cash and cash equivalents of approximately $3.7 million and net working capital of $2.9 million. Our cash and cash equivalents as of September 30, 2003, were reduced by approximately $0.9 million in October of 2003 with the payment of accrued liabilities recorded in September of 2003 for business insurance and legal and professional fees. Principal uses of cash have been to fund (i) operating losses;
(ii) acquisitions and strategic business opportunities; (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

     Assuming we complete a transaction within the next year, with no current return on that transaction, given our current obligations, we expect to have approximately $1.3 million of cash available for funding potential business opportunities. Current obligations include (i) funding working capital, (ii) funding the liquidating trust and (iii) funding the Qwest litigation. No assurance can be given that we will be able to deploy any remaining cash assets or that if deployed we can continue as a going concern with the new business model.

Our debtor subsidiaries filed bankruptcy proceedings under the Bankruptcy Code. As the ultimate parent, we agreed to provide our debtor subsidiaries with up to $1.6 million in secured debtors-in-possession financing. Immediately prior to the confirmation hearing, we increased this credit facility to approximately $1.9 million, which was advanced as of March 31, 2002. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. The credit facility provided for interest at the rate of prime plus 3.0% per annum and provided "super-priority" lien status, meaning that we had a valid first lien, pursuant to the Bankruptcy Code, on substantially all of the debtor subsidiaries' assets. We are currently not recording the interest associated with the debtors-in-possession loan due to the uncertainty surrounding the collection of this note. In addition, the credit facility maintained a default interest rate of prime plus 5.0% per annum.

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

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis, and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. However, if we choose to purchase a greater than 50% interest in Paciugo (such as the acquisition of the Subsequent Interest), we would consolidate its revenues and operations into our consolidated financial statements at that time. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the monthly payment since August of 2003 due to disagreements between us and Paciugo regarding these monthly payments. For further details regarding these disputes, see the section entitled "Acquisition of Initial Interest in Paciugo", above.

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to (i) purchase the Subsequent Interest or any additional interest in Paciugo; (ii) implement a successful business plan for Paciugo and (iii) identify other potential business opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (x) our debtor subsidiaries bankruptcy plan administration process and (y) our ongoing general and administrative expenses. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

The net cash provided by or used in operating, investing, and financing activities for the three months ended September 30, 2003and 2002, is summarized below:

Cash used in operating activities in the three months ended September 30, 2003, totaled approximately $0.2 million as compared to approximately $0.7 million in the three months ended September 30. 2002. During the three months ended September 30, 2003, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $0.6 million, and an increase in prepaid expenses of approximately $0.5 million, and an increase in accrued expenses of $0.8 million. During the three months ended September 30, 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $0.6 million, a decrease in prepaid expenses of $0.1 million, and a net decrease in accounts payable and accrued liabilities of $0.2 million.

Ability to Continue as a Going Concern
--------------------------------------

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern. No assurances can be given that we will continue as a going concern.

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2003, contained in our most recent Annual Report on Form 10-K, which states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

The foregoing is not an exhaustive list of the factors that we consider when evaluating potential business opportunities. We will also consider other factors that we deem relevant under the circumstances. In evaluating a potential opportunity, we intend to conduct a due diligence review that will include, among other things:

     *    meetings with industry participants;

     *    meetings with management or "promoters;"

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

     * minimizing, to the extent possible, expenses and liabilities incurred by us pending our decision to redeploy our remaining cash assets;

     * maintaining the current number of employees until such time as we locate additional business opportunities, if any; and

     * resolving our open issues with the management of Paciugo, if at all possible, and determining the best course of action with respect to our Paciugo Interest.

As of September 30, 2003, we maintained cash and cash equivalents of approximately $3.7 million. We currently anticipate that after paying certain bankruptcy obligations related to the debtor subsidiaries and current operating expenses for fiscal year 2004, we will have approximately $1.3 million of remaining cash available to redeploy into one or more business opportunities and to support our monthly cash requirements. We currently have a monthly cash requirement of approximately $0.125 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. We do not believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets available for redeployment may be limited. We may only have the ability to participate in one business opportunity. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $3.7 million at September 30, 2003. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

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

As previously reported, Eos Partners, LP, Eos Partners SBIC,
LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the "Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants have denied the allegations and intend to vigorously defend against the Plaintiffs' claims and seek all other appropriate relief. Since the process has not proceeded beyond the discovery stage, no realistic assessment can be made with respect to the potential exposure, except to refer to the amounts paid for the stock, approximately $14.5 million, and note that the Plaintiffs seek to recover compensatory and exemplary damages, interest, costs of court and attorneys' fees. The Defendants have submitted the claims to their insurance carriers. The district judge recently denied the Plaintiffs' motion to transfer the case to Dallas County and ruled that it should instead proceed in Harris County.

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship,
(v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting
Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud,
(v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, we and the liquidating trust are seeking such actual consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On
March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. We now expect the case to proceed before a panel of arbitrators in Washington, DC.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal year ended June 30, 2003. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.   OTHER INFORMATION

Currently, the Audit Committee of our Board of Directors consists of Russell W. Beiersdorf and John Stevens Robling, Jr. While these two individuals are "independent" for purposes of National Association of Securities Dealers ("NASD") Rule 4200(a)(15), our Audit Committee Charter and other NASD rules require this committee to be composed of at least three directors, with the NASD rules requiring each of them to be independent. We are not presently governed by NASD rules and will not be until such time, if any, we re-apply and are accepted on the NASD Small Cap or National Market. We are currently considering our options, including, without limitation, the possible appointment of another independent director to serve on the audit committee or the amendment of our Audit Committee Charter.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1  Certification of the Principal Executive
            Officer pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.

      31.2  Certification of the Principal Financial and
            Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On August 14, 2003, we filed a Report on Form 8-K, disclosing (1) the resignation of Jan Robert Horsfall as a director; (2) the resignation of Susie C. Holliday from the position of Senior Vice President of Accounting; and (3) the appointment of Patrick G. Mackey, our Senior Vice President of Administration, as our new Senior Vice President of Accounting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Novo Networks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  November 13, 2003      By:     /s/ Steven W. Caple
                                 -------------------------------
                                   Steven W. Caple
                                   President
                                   (Principal Executive Officer)



Date:  November 13, 2003      By:     /s/ Patrick G. Mackey
                                   -----------------------------
                                   Patrick G. Mackey
                                   Senior Vice President
                                   (Principal Financial and
                                     Accounting Officer)