Form 10-Q
period 2003-12-31
NOVO NETWORKS INC
filed 2004-02-13
CIK 826773

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

                           (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

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

On February 13, 2004, 52,323,701 shares of the registrant's common stock, $.00002 par value per share, were outstanding.

                       NOVO NETWORKS, INC.

                   QUARTERLY REPORT FORM 10-Q
                              INDEX



                                                       PAGE NO.
                                                       --------
PART I:   FINANCIAL INFORMATION

  Item 1. Financial Statements

       Consolidated Balance Sheets as of
          December 31, 2003 and June 30, 2003              3

       Consolidated Statements of Operations for
          the three and six months ended
          December 31, 2003 and 2002                       4

       Consolidated Statements of Cash Flows for
          the six months ended December 31, 2003
          and 2002                                         5

       Notes to Consolidated Financial Statements          6

  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                14

  Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk                            24

  Item 4.    Controls and Procedures                      24


PART II:    OTHER INFORMATION

  Item 1.    Legal Proceedings                            24

  Item 2.    Changes in Securities and Use
             of Proceeds                                  25

  Item 3.    Defaults Upon Senior Securities              25

  Item 4.    Submission of Matters to Vote of
             Securities Holders                           25

  Item 5.    Other Information                            25

  Item 6.    Exhibits and Reports on Form 8-K             25

SIGNATURES                                                27

                       NOVO NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                            December 31, 2003     June 30, 2003
                                                            -----------------   ----------------
ASSETS                                                         (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                 $       2,486,147   $      3,894,081
  Note receivable and other receivables,
    net of allowance ($4,076,839 at December 31, 2003
    and June 30, 2003)                                                      -                  -
  Prepaid expenses                                                    520,593            441,940
                                                            -----------------   ----------------
                                                                    3,006,740          4,336,021
LONG-TERM ASSETS
  Prepaid expenses                                                    275,000             26,736
  Deposits                                                              5,745              5,745
  Property and equipment, net                                         312,493            379,783
  Equity investments                                                1,250,000          2,255,523
                                                            -----------------   ----------------
                                                                    1,843,238          2,667,787
                                                            -----------------   ----------------
                                                            $       4,849,978   $      7,003,808
                                                            =================   ================
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                          $               -   $          5,935
  Accrued liabilities                                                 514,469            496,443
  Customer deposits                                                     2,000              2,000
                                                            -----------------   ----------------
                                                                      516,469            504,378
                                                            -----------------   ----------------
COMMITMENTS AND CONTINGENCIES                                               -                  -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.00002 par value, $1,000 liquidation
    preference per share, authorized 25,000,000, issued
    and outstanding 27,812 and 27,480, liquidation value
    - $27,812,000 and $27,480,000, respectively                            -                  -
  Common stock, $0.00002 par value, authorized 200,000,000,
    issued and outstanding, 52,323,701                                  1,050              1,050
  Additional paid-in capital                                      257,514,439        257,165,054
  Accumulated deficit                                            (253,181,980)      (250,666,674)
                                                            -----------------   ----------------
                                                                    4,333,509          6,499,430
                                                            -----------------   ----------------
                                                            $       4,849,978    $     7,003,808
                                                            =================   ================


The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months          For the Six Months
                                                       Ended December 31,            Ended December 31,
                                                  ---------------------------   ---------------------------
                                                      2003           2002           2003           2002
                                                  ------------   ------------   ------------   ------------
                                                          (unaudited)                   (unaudited)
Operating expenses:
  Selling, general and administrative expenses    $    491,761   $    738,389   $  1,122,409   $  1,405,754
  Impairment loss                                      757,801              -        757,801              -
  Depreciation and amortization                         32,344         38,595         67,290         76,457
                                                  ------------   ------------   ------------   ------------
                                                     1,281,906        776,984      1,947,500      1,482,211
                                                  ------------   ------------   ------------   ------------
Loss from operations, before
  other (income) expense                            (1,281,906)      (776,984)    (1,947,500)    (1,482,211)

Other (income) expense:
  Interest income                                       (5,870)       (16,974)       (14,182)       (41,781)
  Loss in equity investments                           142,290              -        247,722        264,751
  Net gain on liquidation of debtor subsidiaries             -       (214,000)             -       (214,000)
  Other                                                 12,723         (1,661)       (15,119)       (37,105)
                                                  ------------   ------------   ------------   ------------
                                                       149,143       (232,635)       218,421        (28,135)
                                                  ------------   ------------   ------------   ------------
Net loss                                            (1,431,049)      (544,349)    (2,165,921)    (1,454,076)

Series D preferred dividends                          (176,436)      (163,000)      (349,385)      (322,779)
                                                  ------------   ------------   ------------   ------------
Net loss allocable to common shareholders         $ (1,607,485)  $   (707,349)  $ (2,515,306)  $ (1,776,855)
                                                  ============   ============   ============   ============
Basic
  Net loss per share                              $      (0.03)  $      (0.01)  $      (0.05)  $      (0.03)
                                                  ============   ============   ============   ============
  Weighted average number of shares outstanding     52,323,701     52,323,701     52,323,701     52,323,701
                                                  ------------   ------------   ------------   ------------

The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                               December 31,
                                                       ---------------------------
                                                           2003           2002
                                                       ------------   ------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (2,165,921)  $ (1,454,076)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            67,290         76,457
    Other non-cash charges and credits:
     Stock-based compensation                                     -         31,944
     Bad debt expense                                             -        231,811
     Loss in equity investments                             247,722        264,751
     Net gain on sale of fixed assets                             -         (1,661)
     Impairment loss                                        757,801              -
     Net gain on liquidation of debtor subsidiaries               -       (214,000)
    Change in operating assets and liabilities:
     Note receivable and other receivables                        -       (231,811)
     Prepaid expenses                                      (326,917)      (147,951)
     Accounts payable                                        (5,935)       (16,329)
     Accrued liabilities                                     18,026       (144,747)
                                                       ------------   ------------
Net cash used in operating activities                    (1,407,934)    (1,605,612)
                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              -        (11,633)
  Sale of property and equipment                                  -         10,720
  Investments in equity investments                               -     (2,500,000)
                                                       ------------   ------------
Net cash used in  investing activities                            -     (2,500,913)
                                                       ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  (1,407,934)    (4,106,525)
CASH AND CASH EQUIVALENTS, beginning of year              3,894,081      9,871,305
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, end of period               $  2,486,147   $  5,764,780
                                                       ------------   ------------

The accompanying notes are an integral part of these financial statements.

                       NOVO NETWORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

General

Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network until December, 2001. For further details regarding our prior operations, see the section entitled "Business - Bankruptcy Proceedings"). References to "Novo Networks," "Company," "we," "us" or "our" refer to Novo Networks, Inc., the ultimate parent of the operating subsidiaries and the registrant under the Securities Exchange Act of 1934. Prior to September 22, 1999, we were a publicly held company with no material operations. We were formerly known as eVentures Group, Inc., and prior to that, as Adina, Inc., which was incorporated in Delaware on June 24, 1987.

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

Under the terms of the Purchase Agreement, we are entitled to such representation on the governing board of PMLLC (the "Board of Managers") as is proportionate to our ownership interests therein. Effective as of December 19, 2002, PMLLC's Board of Managers was composed of Ugo Ginatta and Cristiana Ginatta, as the Equity Owners' designees, and Barrett N. Wissman, as our designee. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

We effectively maintain no ability to control the day-to-day affairs of our Paciugo interest. On August 1, 2003, Susie C. Holliday resigned from her position as Senior Vice President and Chief Financial Officer of Paciugo along with her resignation from her position with us. On August 15, 2003, Patrick G. Mackey was named Senior Vice President and Chief Financial Officer of Paciugo. On August 25, 2003, Barrett N. Wissman resigned from the position of President of Paciugo. In addition, during the first three calendar quarters of 2003, our Board of Directors became increasingly more concerned about Paciugo's market position, the industry in which Paciugo competes and Paciugo's prospects for meaningful success therein. Accordingly, during the fourth quarter of Fiscal 2003, we concluded that it was reasonably unlikely that we would expand our Paciugo interest and exercise our option to acquire the Subsequent Interest. Therefore, effective on October 1, 2003, Steven W. Caple and Patrick G. Mackey resigned their positions as Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer, respectively, of Paciugo.

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in our entering into a sales agreement on January 13, 2004 (the "Sales Agreement") with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title, and interest in Ad Astra,
(ii) sell and transfer to PMLLC all of our right, title, and membership interest in PMLLC, and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed Sales Price of $1.250 million (the "Sales Price'), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement is expected to take place on or about May 12, 2004, unless consummated earlier or later than this date, as provided for in the Sales Agreement. Also, in connection with the execution of the Sales Agreement with Paciugo, we will give up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement.

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

                                              Status as     Subject to
                                    Date     of February Bankruptcy Plan
     Wholly Owned Subsidiary      Acquired   12, 2004(1) or Proceedings?
  -----------------------------  ----------  ----------- ---------------
  Novo Networks Operating Corp.   2/8/00(2)   Inactive   Yes, Chapter 11

  AxisTel Communications, Inc.    9/22/99     Inactive   Yes, Chapter 11

  Novo Networks International     9/22/99     Inactive   Yes, Chapter 11
    Services, Inc.

  Novo Networks Global            9/22/99     Inactive   Yes, Chapter 11
    Services, Inc.

  Novo Networks Metro Services,   9/22/99     Inactive   Yes, Chapter 11
    Inc.

  Novo Networks Metro Services    9/22/99     Inactive         No
    (Virginia), Inc.

  Novo Networks Media Services,   9/22/99     Inactive         No
    Inc.

  e.Volve Technology Group,       10/19/99    Inactive   Yes, Chapter 11
    Inc.

  Internet Global Services,       3/10/00     Inactive    Yes, Chapter 7
    Inc.

  eVentures Holdings, LLC         9/7/99(2)   Active(3)         No

  -----------------------
  (1) "Active" status indicates current operations within the respective entity; "Inactive" status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

  (2) Indicates the date of incorporation, and if the entity was organized by us.

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

In connection with the bankruptcy proceedings, we initially provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $0.5 million to the liquidating trust. The current balance on the new secured note is approximately $3.3 million, which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Litigation Against Qwest

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he set the matter for a final hearing on July 7, 2004. For further details regarding this litigation, see Note 8 entitled "Legal Proceedings."

2.   LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had consolidated current assets of $3.0 million, including cash and cash equivalents of approximately $2.5 million and net working capital of $2.5 million. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements, and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

Effectively, our only ability to satisfy our current obligations is our cash on hand. Our current obligations include (i) funding working capital, (ii) funding the liquidating trust, and (iii) funding the Qwest litigation. We estimate that it will take approximately $1.5 million of our remaining cash to satisfy these obligations for the next 12 months. This would leave us with approximately $1.0 million of cash available for funding potential business opportunities. Consequently, if we deployed this remaining cash in a transaction, we would need to realize revenues from such a transaction in an amount to satisfy our current obligations before December 31, 2004. In the event we expend all of our $1.0 million on a transaction and achieve no return or cash flow from that transaction before December 31, 2004, we would likely be required to cease operations altogether or to pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code.

To the extent we are able to successfully consummate the Sale Agreement with Paciugo and obtain the Sales Price, or are able to successfully realize a cash settlement or obtain a judgment in connection with the Qwest litigation, we would have additional resources to either deploy in pursuit of a business opportunity or to continue meeting our current obligations. We can offer no assurances that either of these events will occur at all, nor whether they might occur on or before December 31, 2004.

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

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to identify other potential business opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process and (ii) our ongoing general and administrative expenses. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

3.   GENERAL

The accompanying consolidated financial statements as of December 31, 2003, and for the three and six month periods ended December 31, 2003, and December 31, 2002, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission ("SEC"). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

Certain fiscal 2003 balances have been reclassified for comparative purposes to be consistent with the fiscal 2004 presentation. Such reclassifications have no impact on the reported net loss. All significant intercompany accounts have been eliminated.

4.   LOSS PER SHARE

We calculate earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. For the three and six months ended December 31, 2003, and 2002, respectively, diluted EPS are not presented, as the assumed conversion would be antidilutive. Had the effect not been antidilutive, an additional 15,403,158 and 14,482,873 shares of common stock would have been included in the diluted earnings per share calculation for the three months and six months ended December 31, 2003, and 2002, respectively.

5.   EQUITY INVESTMENTS

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

Currently, we have minority equity interests in Paciugo, an ongoing gelato manufacturing, retailing and catering business, and certain development stage Internet and communications companies, which are currently either winding up their affairs or liquidating. During the second fiscal 2003 quarter, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see Note 1 entitled "Business - General." The
Initial Interest is accounted for under the equity method.

For the six-month period ended December 31, 2003, our proportionate share of equity losses totaled approximately $0.248 million. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. Based on the negotiation and execution of the Sales Agreement (see Note 1 entitled "Business - General"), we recorded an impairment loss in the current quarter on our interest in Paciugo so that that our carrying value will equal the proposed Sales Price. For those equity interests that were completely impaired in previous quarters, we ceased recording our share of losses incurred by the subsidiary. Our equity interests consist of the following at December 31, 2003:


                                                % Ownership *         Accounting     Carrying
Company Name                                  Common   Preferred        Method         Value
-----------------------------------------    --------  ---------      ----------     ----------
Paciugo                                         33.0%     33.0%        Equity        $1,250,000
Gemini Voice Solutions (f/k/a PhoneFree)**      17.2%     31.7%        Equity                 -
ORB Communications & Marketing, Inc. ***        19.0%    100.0%        Equity                 -
FonBox, Inc.                                    14.0%     50.0%        Equity                 -
Launch Center 39 ("LC39")                        0.0%      2.1%         Cost                  -
Spydre Labs                                      5.0%      0.0%         Cost                  -
                                                                                     ----------
                                                                                     $1,250,000
                                                                                     ==========
*    Reflects our ownership percentage at December 31, 2003.

** Gemini Voice began the process of winding up its affairs in August of 2003.

*** ORB filed a voluntary petition under Chapter 7 of the Bankruptcy Code in February of 2003.


Paciugo meets the criteria for a "significant subsidiary" as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act.
Summarized unaudited financial information for Paciugo as of December 31, 2003, and for the three and six months ended
December 31, 2003, is as follows:

Financial position information:
Current assets                     $        656,852
Non-current assets                        1,654,157
Current liabilities                         411,031
Non-current liabilities                     502,581
Net assets                                1,397,397
Income statement information:
                                   For three months    For the six months
                                         ended                ended
                                   December 31, 2003   December 31, 2003
                                   -----------------   -----------------
Revenues                           $         397,552   $       1,004,655
Gross profit                                 279,027             788,395
Net loss                                    (395,372)           (715,121)
Our equity in Paciugo's net loss   $        (142,290)  $        (247,722)


6.   Stock Options

At December 31, 2003, we sponsor two stock option plans: (i) the 1999 Omnibus Securities Plan (the "1999 Plan") and (ii) the 2001 Equity Incentive Plan (the "2001 Plan"). We have elected to account for those plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

We have adopted the disclosure-only provision of SFAS 123, "Accounting for Stock Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment to SFAS 123." Pro forma information is presented as if we have accounted for the stock options granted during the fiscal periods presented using the fair value method. We did not grant any stock options pursuant to the two stock option plans referenced above during the quarters ended December 31, 2003, and 2002, respectively. However, we expect to grant stock options to each of our three directors on or before February 28, 2004, pursuant to the resolution of the Board of Directors on January 24, 2003, which approved annual grants of 25,000 options to each of our directors in recognition of the services that they render to us.

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period. The Company's pro forma information relative to the 2001 Plan and 1999 Plan is as follows:

                                   For the three months ended     For the six months ended
                                           December 31,                  December 31,
                                   ---------------------------   ---------------------------
                                       2003           2002           2003           2002
                                   ------------   ------------   ------------   ------------
                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)
Pro Forma Net Loss
------------------
  Net loss allocable to common
    shareholders as reported       $ (1,607,485)  $   (707,349)  $ (2,515,306)  $ (1,776,855)
  Compensation recorded                       -         31,944              -         31,944
  Additional compensation expense
    under SFAS 123                       (2,500)      (618,000)        (5,000)    (2,270,006)
                                   ------------   ------------   ------------   ------------
  Net loss allocable to common
    shareholders, pro forma        $ (1,609,985)  $ (1,293,405)  $ (2,520,306)  $ (4,014,917)
                                   ============   ============   ============   ============
  Net loss per share, pro forma    $      (0.03)  $      (0.02)  $      (0.05)  $      (0.08)
  Net loss per share, basic and
    diluted, as reported           $      (0.03)  $      (0.01)  $      (0.05)  $      (0.03)


7.   LEGAL PROCEEDINGS

As previously reported, Eos Partners, LP, Eos Partners SBIC, LP,
Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the
"Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes,
Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO
Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris
County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants denied the allegations and vigorously defended against the Plaintiffs' claims and sought all other appropriate relief.
The Plaintiffs claimed actual damages of approximately $17.4 million and requested additional exemplary damages, costs of court and attorneys' fees. The Defendants submitted the claims to their insurance carriers. The district judge denied the Plaintiffs' motion to transfer the case to Dallas County and ruled that it should instead proceed in Harris County. However, it was reassigned to the 280th Judicial District Court. The Plaintiffs and the Defendants mediated the case on February 9, 2004, and the claims were settled at that time on terms in which we did not expend any cash or assets. As part of the settlement, either we or our designee will receive all of the outstanding Series C Convertible Preferred Stock from the holders thereof, including the Plaintiffs, without any additional consideration. When the shares are tendered, they will either be cancelled or held in treasury.

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion,
(iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship,
(iv) fraud, (v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he set the matter for a final hearing on July 7, 2004.

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

     *    statements regarding the consummation of the Sales
          Agreement and realization of the proposed Sales Price;

     * statements regarding the redeployment of our remaining cash assets, if any, in furtherance of a potential business opportunity;

     * statements regarding the potential generation of revenue resulting from the redeployment of our cash assets;

     Statements concerning our debtor subsidiaries:

     * statements regarding the estimated liquidation value of assets and settlement amounts of liabilities;

     Statements concerning our Paciugo interest:

     * statements regarding our ability to realize any benefit from the Paciugo Sales Agreement;

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

     *    risks associated with our ability to close the Sales
          Agreement and the realization of the proposed Sales
          Price;

     * risks associated with having no current operations or revenue;

     * risks that we will be unable to redeploy our remaining cash assets, or if so deployed, risks that we will not be able to generate positive cash flow or revenue after consummating such a transaction sufficient to satisfy our current obligation;

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

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this report, in our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2003, and the risks discussed in the "Business Considerations" section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2003, as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name "Paciugo." Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as "Paciugo." Under the terms of the Purchase Agreement, we provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the "Support Services"). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we are entitled to receive an annual amount equal to the greater of $0.25 million or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we began receiving monthly payments from Paciugo in the amount of $20,833, with the positive cumulative difference, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. In July and August, 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these monthly payments since August of 2003. In connection with the execution of the Sales Agreement with Paciugo, we gave up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement.

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

We effectively maintain no ability to control the day-to-day affairs of our Paciugo interest. On August 1, 2003, Susie C. Holliday resigned from her position as Senior Vice President and Chief Financial Officer of Paciugo along with her resignation from her position with us. On August 15, 2003, Patrick G. Mackey was named Senior Vice President and Chief Financial Officer of Paciugo. On August 25, 2003, Barrett N. Wissman resigned from the position of President of Paciugo. In addition, during the first three calendar quarters of 2003, our Board of Directors became increasingly more concerned about Paciugo's market position, the industry in which Paciugo competes and Paciugo's prospects for meaningful success therein. Accordingly, during the fourth quarter of Fiscal 2003, we concluded that it was reasonably unlikely that we would expand our Paciugo interest and exercise our option to acquire the Subsequent Interest. Therefore, effective on October 1, 2003, Steven W. Caple and Patrick G. Mackey resigned their positions as Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer, respectively, of Paciugo.

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in our entering into a sales agreement on January 13, 2004 (the "Sales Agreement") with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title, and interest in Ad Astra,
(ii) sell and transfer to PMLLC all of our right, title, and membership interest in PMLLC, and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed sales price of $1.250 million (the "Sales Price"), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement is expected to take place on or about May 12, 2004, unless consummated earlier or later than this date, as provided for in the Sales Agreement.

BANKRUPTCY PROCEEDINGS

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

In connection with the bankruptcy proceedings, we provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $0.5 million to the liquidating trust. The current balance on the new secured note is approximately $3.3 million, which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OPERATIONS SUMMARY

As of December 31, 2003, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we identify an appropriate opportunity and promulgate a new business plan. During fiscal 2003, we purchased the Initial Interest in Paciugo. During the eight months ended August 31, 2003, we received $166,667 from Paciugo for the provision of Support Services. In connection with the execution of the Sales Agreement with Paciugo, we will give up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement in exchange for receipt of the proposed Sales Price. We cannot predict when or if we will receive the proposed Sales Price or when or if we will be successful in a business venture or other potential business opportunities that we may consider, if any. For further details, see the section entitled "Acquisition of Initial Interest in Paciugo", above.

During the six months ended December 31, 2003, no revenues from operations were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make the monthly payment since August of 2003. In connection with the execution of the Sales Agreement with Paciugo, we will give up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement For further details regarding the Support Services, see the section entitled "Acquisition of Initial Interest in Paciugo," above.

BASIS OF PRESENTATION

The accompanying consolidated financial statements for the six months ended December 31, 2003, include us and our subsidiaries that are not involved in the bankruptcy proceedings. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002.

For the six months ended December 31, 2003, the consolidated financial statements include only our accounts and do not include our wholly owned subsidiaries, including the debtor subsidiaries. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002. For us and our subsidiaries, which are not involved in the bankruptcy plan administration process (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America. We recorded an accrual estimate of $0.3 million in the accompanying financial statements for the costs of completing such bankruptcy proceedings, including, without limitation, liquidating the assets of these entities. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Revenues.  For the quarters ended December 31, 2003, and December
31, 2002, no revenues were generated. We currently do not anticipate that we will have revenue from telecommunications or any other services.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Bankruptcy Court. Initially, the agreement dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to the debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $0.65 million as of December 31, 2003. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives funds in excess of the outstanding claims, which most likely will depend on a positive outcome of the Qwest litigation.

Impairment Loss. Impairment loss results from an assessment as to whether the net book value of the assets can be recovered through projected undiscounted future cash flows. Due to the execution of the Sales Agreement with Paciugo, the Company recorded an impairment loss of $0.758 million during the three months ended December 31, 2003 reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment. Due to the significant impairment losses recorded during fiscal years 2002 and 2001, and the liquidation accounting for our debtor subsidiaries, our depreciation and amortization costs have decreased significantly, and we do not expect these costs to increase in the near term.

Loss in equity investments. Loss in equity investments results from our minority ownership interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo", above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. As mentioned previously, our previous strategic investments, other than Paciugo, are either winding up their affairs of liquidating; however, we do not expect to record future charges related to those losses, as the investments have no carrying value. We expect Paciugo to continue in the near future to incur operating losses, but we do not intend to record our portion of Paciugo's future losses since our investment in Paciugo reflects the proposed Sales Price in the Sales Agreement.

Other Income. Other income results from the Support Services we provided to Paciugo. For further details regarding the Support Services to Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo," above. In July and August, 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003. In connection with the execution of the Sales Agreement with Paciugo, we will give up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement in exchange for the proposed Sales Price. The administrative services agreement with our debtor subsidiaries initially dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to the debtor subsidiaries on a per hour basis. As of December 31, 2003, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $0.65 million. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives funds in excess of the outstanding claims, which most likely will depend on a positive outcome of the Qwest litigation. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

SUMMARY OF OPERATING RESULTS

The table below summarizes our operating results.

                                                      For the Three Months          For the Six Months
                                                       Ended December 31,            Ended December 31,
                                                  ---------------------------   ---------------------------
                                                      2003           2002           2003           2002
                                                  ------------   ------------   ------------   ------------
                                                          (unaudited)                   (unaudited)
Operating expenses:
  Selling, general and administrative expenses    $    491,761   $    738,389   $  1,122,409   $  1,405,754
  Impairment loss                                      757,801              -        757,801              -
  Depreciation and amortization                         32,344         38,595         67,290         76,457
                                                  ------------   ------------   ------------   ------------
                                                     1,281,906        776,984      1,947,500      1,482,211
                                                  ------------   ------------   ------------   ------------
Loss from operations, before
  other (income) expense                            (1,281,906)      (776,984)    (1,947,500)    (1,482,211)
Other (income) expense:
  Interest income                                       (5,870)       (16,974)       (14,182)       (41,781)
  Loss in equity investments                           142,290              -        247,722        264,751
  Net gain on liquidation of debtor subsidiaries             -       (214,000)             -       (214,000)
  Other                                                 12,723         (1,661)       (15,119)       (37,105)
                                                  ------------   ------------   ------------   ------------
                                                       149,143       (232,635)       218,421        (28,135)
                                                  ------------   ------------   ------------   ------------
Net loss                                            (1,431,049)      (544,349)    (2,165,921)    (1,454,076)

Series D preferred dividends                          (176,436)      (163,000)      (349,385)      (322,779)
                                                  ------------   ------------   ------------   ------------
Net loss allocable to common shareholders         $ (1,607,485)  $   (707,349)  $ (2,515,306)  $ (1,776,855)
                                                  ============   ============   ============   ============
Basic
  Net loss per share                              $      (0.03)  $      (0.01)  $      (0.05)  $      (0.03)
                                                  ============   ============   ============   ============
  Weighted average number of shares outstanding     52,323,701     52,323,701     52,323,701     52,323,701
                                                  ------------   ------------   ------------   ------------



THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 2002

Revenues. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which have historically provided all of our significant revenues and (ii) the uncertainty surrounding our plans to explore other opportunities.

Direct costs. No direct costs were incurred during the three months ended December 31, 2003, and 2002, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $247,000 during the three months ended December 31, 2003, from approximately $738,000 during the three months ended December 31, 2002, a decrease of 33%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce,
(ii) the reduction in professional fees relating to the bankruptcy plan administrative process, (iii) reduction in legal fees, and (iv) an overall reduction of overhead related to office expenses.

Selling, general and administrative expenses for the three months ended December 31, 2003, consisted primarily of approximately (i) $131,000 of salaries and benefits, (ii) $50,000 of legal fees,
(iii) $57,000 of consulting and professional fees, (iv) $142,000 of business insurance and (v) $112,000 of other operating expenses. Selling, general and administrative expenses for the three months ended December 31, 2002, consisted primarily of approximately

(i) $215,000 of salaries and benefits, (ii) $55,000 of bad debt expense, (iii) $180,000 of legal fees, (iv) $51,000 of consulting and professional fees, (v) $158,000 of business insurance and
(vi) $79,000 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to be approximately $125,000 per month until such time, if any, as we are able to develop an alternative business strategy.

Impairment Loss. Due to the execution of the Sales Agreement with Paciugo, the Company recorded an impairment loss of $0.758 million during the three months ended December 31, 2003 reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended December 31, 2003, totaled approximately $32,000, as compared to approximately $38,000 for the three months ended December 31, 2002. We expect our depreciation expense to remain relatively constant until such time, if any, as we are able to develop an alternative business strategy.

Interest Income. We recorded interest income from cash investments of approximately $6,000 for the three months ended December 31, 2003, as compared to approximately $17,000 for the three months ended December 31, 2002. The decrease in interest income during the current quarter is a result of lower amounts of cash available to be invested.

Loss in Equity Investments. Loss in equity investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. During the three months ended December 31, 2003, there was a loss of approximately $0.15 million, as compared to zero during the three months ended December 31, 2002. The current fiscal quarter loss resulted from our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo", above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. We anticipate that those interests will continue to incur operating losses; however, we do not expect to record future charges related to them since they are completely impaired. As mentioned previously, our previous strategic investments, other than Paciugo, are either winding up their affairs or liquidating; however, we do not expect to record future charges related to those losses, as the investments have no carrying value. We expect Paciugo to continue in the near future to incur operating losses, but we do not intend to record our portion of Paciugo's future losses since our investment reflects the proposed Sales Price in the Sales Agreement.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2002

Revenues. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which historically provided all of our significant revenues and (ii) the uncertainty surrounding our plans to explore other opportunities.

Direct costs. No direct costs were incurred during the six months ended December 31, 2003, 2002, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $284,000 during the six months ended December 31, 2003, from approximately $1,406,000 during the six months ended December 31, 2002, a decrease of 20%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce,
(ii) the reduction in professional fees relating to the bankruptcy plan administrative process, (iii) reduction in legal fees, and (iv) an overall reduction of overhead related to office expenses.

Selling, general and administrative expenses for the six months ended December 31, 2003, consisted primarily of approximately (i) $275,000 of salaries and benefits, (ii) $225,000 of legal fees,
(iii) $127,000 of consulting and professional fees, (iv) $303,000 of business insurance, (v) $73,000 of office rent and expenses, and (vi) $119,000 of other operating expenses. Selling, general and administrative expenses for the six months ended December 31, 2002, consisted primarily of approximately (i) $564,000 of salaries and benefits, (ii) $121,000 of bad debt expense (iii) $204,000 of legal fees, (iv) $275,000 of business insurance, (v) $91,000 of office rent and expenses, and (vi) $151,000 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions, and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to be approximately $125,000 per month until such time, if any, as we are able to develop an alternative business strategy.

Impairment Loss. Due to the execution of the Sales Agreement with Paciugo, the Company recorded an impairment loss of $757,801 during the six months ended December 31, 2003 reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation recorded on fixed assets during the six months ended December 31, 2003, totaled approximately $67,000, as compared to approximately $76,000 for the six months ended December 31, 2002. We expect our depreciation expense to remain relatively constant until such time, if any, as we are able to develop an alternative business strategy.

Interest Income. We recorded interest income from cash investments of approximately $14,000 for the six months ended December 31, 2003, as compared to approximately $42,000 for the six months ended December 31, 2002. The decrease in interest income during the current period is a result of lower amounts of cash available to be invested.

Loss in Equity Investments. Loss in equity investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary's operating loss is included in equity in loss of investments. During the six months ended December 31, 2003, there was a loss of approximately $0.25 million, as compared to $0.26 million during the six months ended December 31, 2002. The current six-month loss resulted from our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see the section entitled "Acquisition of Initial Interest in Paciugo", above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. As mentioned previously, our previous strategic investments are either winding up their affairs or liquidating; however, we do not expect to record future charges related to them since they are completely impaired. We expect Paciugo to continue in the near future to incur operating losses, but we do not intend to record our portion of Paciugo's future losses due the impairment of asset to the proposed Sales Price in the Sales Agreement.

Other. In July and August of 2003, we recorded other income from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003. In connection with the execution of the Sales Agreement with Paciugo, we will give up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement in exchange for the receipt of the proposed Sales Price.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had consolidated current assets of $3.0 million, including cash and cash equivalents of approximately $2.5 million and net working capital of $2.45 million. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements, and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy's downturn, our only current source of funding is expected to be cash on hand.

Effectively, our only ability to satisfy our current obligations is our cash on hand. Our current obligations include (i) funding working capital, (ii) funding the liquidating trust, and (iii) funding the Qwest litigation. We estimate that it will take approximately $1.5 million of our remaining cash to satisfy these obligations for the next 12 months. This would leave us with approximately $1.0 million of cash available for funding potential business opportunities. Consequently, if we deployed this remaining cash in a transaction, we would need to realize revenues from such a transactions in an amount to satisfy our current obligations before December 31, 2004. In the event we expend all of our $1.0 million on a transaction and achieve no return or cash flow from that transaction before December 31, 2004, we would likely be required to cease operations altogether or to pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the United States Bankruptcy Code.

To the extent we are able to successfully consummate the Sale Agreement with Paciugo and obtain the proposed Sales Price, or are able to successfully realize a cash settlement or obtain a judgment in connection with the Qwest litigation, we would have additional resources to either deploy in pursuit of a business opportunity or to continue meeting our current obligations. We can offer no assurances that either of these events will occur at all, nor whether they might occur on or before December 31, 2004.

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

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to identify other potential business opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process and (ii) our ongoing general and administrative expenses. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

The net cash provided by or used in operating, investing, and financing activities for the six months ended December 31, 2003, and December 31, 2002, is summarized below:

Cash used in operating activities in the six months ended December 31, 2003, totaled approximately $1.4 million as compared to approximately $1.6 million in the six months ended December 31, 2002. During the six months ended December 31, 2003, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $1.1 million, and an increase in prepaid expenses of approximately $0.3 million. During the six months ended December 31, 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $1.1 million, an increase in prepaid expenses of $0.15 million, an increase in note and other receivables of $0.2 million, and a net decrease in accounts payable and accrued liabilities of $0.16 million.

ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result should we be unable to continue as a going concern. No assurances can be given that we will continue as a going concern.

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2003, contained in our most recent Annual Report on Form 10-K, which states that although our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

     * the regulatory environment within the business industry or opportunity; and

     * the market performance of similarly situated companies in the particular industry or opportunity.

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

     * inspection of organizational data, properties, facilities, business models, products, services, material contracts, employee information, regulatory materials, etc., if any;

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

     * maintaining the current number of employees until such time as we locate additional business opportunities, if any.

As of December 31, 2003, we maintained cash and cash equivalents of approximately $2.5 million. We currently anticipate that after paying certain bankruptcy obligations related to the debtor subsidiaries and current operating expenses for fiscal year 2004, we will have approximately $1.0 million of remaining cash available to redeploy into one or more business opportunities and to support our monthly cash requirements. We currently have a monthly cash requirement of approximately $0.125 million to fund recurring corporate general and administrative expenses, excluding costs associated with the debtor subsidiaries' bankruptcy proceedings. We do not believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets available for redeployment may be limited. We may only have the ability to participate in one business opportunity. Consequently, if we deployed this remaining cash in a transaction, we would need to realize revenues from such a transactions in an amount to satisfy our current obligations before December 31, 2004. In the event we expend all of our $1.0 million on a transaction and achieve no return or cash flow from that transaction before December 31, 2004, we would likely be required to cease operations altogether or to pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. To the extent we are able to successfully consummate the Sale Agreement with Paciugo and obtain the proposed Sales Price, or are able to successfully realize a cash settlement or judgment in connection with the Qwest litigation, we would have additional resources to either deploy in pursuit of a business opportunity or to continue meeting our current obligations. We can offer no assurances that either of these events will occur at all, nor whether they might occur on or before December 31, 2004. Our probable lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

We are exposed to the impact of interest rate and other risks. We had investments in money market funds of approximately $2.5 million as of December 31, 2003. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4.   CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously reported, Eos Partners, LP, Eos Partners SBIC, LP,
Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic
Development and TBV Holdings Ltd. (collectively, the
"Plaintiffs") filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes,
Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John
Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO
Seidman, LP, Hunt Asset Management, LLC, HW Partners, LP, HW
Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the "Defendants") in the 190th Judicial District Court of Harris
County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs' purchase of certain of our Series C Convertible
Preferred Stock in December of 1999 and January of 2000. The
Defendants denied the allegations and vigorously defended against the Plaintiffs' claims and sought all other appropriate relief. The Plaintiffs claimed actual damages of $17.4 million and requested additional exemplary damages, costs of court and attorneys' fees. The Defendants submitted the claims to their insurance carriers. The district judge denied the Plaintiffs' motion to transfer the case to Dallas County and ruled that it should instead proceed in Harris County. However, it was reassigned to the 280th Judicial District Court. The Plaintiffs and the Defendants mediated the case on February 9, 2004, and the claims were settled at that time on terms in which we did not expend any cash or assets. As part of the settlement, either we or our designee will receive all of the outstanding Series C Convertible Preferred Stock from the holders thereof, including the Plaintiffs, without any additional consideration. When the shares are tendered, they will either be cancelled or held in treasury.

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest's actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion,
(iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins's misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship,
(iv) fraud, (v) aiding and abetting Qwest's misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys' fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest's motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he set the matter for a final hearing on July 7, 2004.

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

     (a)  Exhibits

          31.1 Certification of the Principal Executive
               Officer pursuant to Section 302 of the Sarbanes-
               Oxley Act    of 2002.

          31.2 Certification of the Principal Financial and
               Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On January 15, 2004 we filed a Report on Form 8-K, disclosing the execution of a Sales Agreement to sell our interests in Paciugo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Novo Networks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NOVO NETWORKS, INC.


Date:  February 13, 2004 By: /s/ Steven W. Caple
                            --------------------------------
                              Steven W. Caple
                              President
                              (Principal Executive Officer)



Date:  February 13, 2004 By:  /s/ Patrick G. Mackey
                            -----------------------------
                               Patrick G. Mackey
                               Senior Vice President
                               (Principal Financial and
                               Accounting Officer)

                         INDEX TO EXHIBITS
                         -----------------


    Exhibit
      No.      Description
    -------    ---------------------------------------------

     31.1      Certification of the Principal Executive
               Officer pursuant to Section 302 of the Sarbanes-
               Oxley Act    of 2002.

     31.2      Certification of the Principal Financial and
               Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.