Form 10-Q
period 2004-03-31
NOVO NETWORKS INC
filed 2004-05-17
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

COMMISSION FILE NUMBER 0-28579

NOVO NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2233445
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2311 Cedar Springs Road, Suite 400
Dallas, Texas 75201
(Address of Principal Executive Offices)

(214) 777-4100
(Registrant’s Telephone Number, Including Area Code)

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

Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 17, 2004, 52,323,701 shares of the registrant’s common stock, $.00002 par value per share, were outstanding.

NOVO NETWORKS, INC.

QUARTERLY REPORT FORM 10-Q
INDEX

NOVO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,083,270	$3,894,081
Note receivable and other receivables, net of allowance ($4,076,839 at March 31, 2004, and June 30, 2003)	—	—
Prepaid expenses	493,002	441,940

	2,576,272	4,336,021

LONG-TERM ASSETS
Prepaid expenses	250,000	26,736
Deposits	5,745	5,745
Property and equipment, net	281,783	379,783
Equity investments	1,250,000	2,255,523

	1,787,528	2,667,787

	$4,363,800	$7,003,808

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$5,935
Accrued liabilities	530,271	496,443
Customer deposits	2,000	2,000

	532,271	504,378

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00002 par value, $1,000 liquidation preference per share, authorized 25,000,000, 13,427 and 27,480 shares issued and outstanding at March 31, 2004, and June 30, 2003, liquidation value — $13,427,000 and $27,480,000, respectively	—	—
Common stock, $0.00002 par value, authorized 200,000,000, issued and outstanding, 52,323,701	1,050	1,050
Additional paid-in capital	257,694,433	257,165,054
Accumulated deficit	(253,863,954)	(250,666,674)

	3,831,529	6,499,430

	$4,363,800	$7,003,808

     The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating expenses:
Selling, general and administrative expenses	$453,999	$982,172	$1,576,416	$2,387,926
Impairment loss	—	—	757,801	—
Depreciation and amortization	30,711	36,555	97,999	113,012

	484,710	1,018,727	2,432,216	2,500,938

Loss from operations, before other (income) expense	(484,710)	(1,018,727)	(2,432,216)	(2,500,938)
Other (income) expense:
Interest income	(4,990)	(55,145)	(19,172)	(96,926)
Loss in equity investments	—	131,506	247,722	396,257
Net gain on liquidation of debtor subsidiaries	—	(74,000)	—	(288,000)
Other	22,254	(62,515)	7,135	(99,620)

	17,264	(60,154)	235,685	(88,289)

Net loss	(501,974)	(958,573)	(2,667,901)	(2,412,649)
Series D preferred dividends	(179,994)	(162,672)	(529,379)	(485,451)

Net loss allocable to common shareholders	$(681,968)	$(1,121,245)	$(3,197,280)	$(2,898,100)

Basic
Net loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

Weighted average number of shares outstanding	52,323,701	52,323,701	52,323,701	52,323,701

     The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,667,901)	$(2,412,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,000	113,012
Other non-cash charges and credits:
Stock-based compensation	—	31,944
Bad debt expense	—	156,369
Loss in equity investments	247,722	396,257
Net gain on sale of fixed assets	—	(1,661)
Impairment loss	757,801	—
Net gain on liquidation of debtor subsidiaries	—	(288,000)
Change in operating assets and liabilities:
Note receivable and other receivables	—	(156,369)
Prepaid expenses	(274,326)	(70,095)
Accounts payable	(5,935)	(17,235)
Accrued liabilities	33,828	60,720

Net cash used in operating activities	(1,810,811)	(2,187,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,633)
Sale of property and equipment	—	10,720
Investments in equity investments	—	(2,500,000)

Net cash used in investing activities	—	(2,500,913)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,810,811)	(4,688,620)
CASH AND CASH EQUIVALENTS, beginning of year	3,894,081	9,871,305

CASH AND CASH EQUIVALENTS, end of period	$2,083,270	$5,182,685

     The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

General

Novo Networks, Inc. is a company that, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network until December of 2001. For further details regarding our prior operations, see the section entitled (“Business - Bankruptcy Proceedings”). References to “Novo Networks,” “Company,” “we,” “us” or “our” refer to Novo Networks, Inc. and the registrant under the Securities Exchange Act of 1934. Prior to September 22, 1999, we were a publicly held company with no material operations. We were formerly known as eVentures Group, Inc., and prior to that, as Adina, Inc., which was incorporated in Delaware on June 24, 1987.

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. (“AxisTel”), e.Volve Technology Group, Inc. (“e.Volve”) and Novo Networks Operating Corp. (“NNOC”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) as described more fully below. We will refer to the subsidiaries that have filed for bankruptcy protection as our “debtor subsidiaries” throughout this quarterly report (this “Quarterly Report”). In December of 2002, we purchased an ownership interest in an Italian gelato company, as described more fully below.

Due to the ongoing liquidation of substantially all of our debtor subsidiaries’ assets, we currently have no operations or revenues. We are not providing any products or services of any kind (including telecommunications services) to any customers.

On December 19, 2002, we executed a purchase agreement (the “Purchase Agreement”) with Ad Astra Holdings LP, a Texas limited partnership (“Ad Astra”), Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra (“PMLLC”), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Acerbi Ginatta and Vincent Ginatta (collectively, the “Equity Owners”). Pursuant to the Purchase Agreement, we acquired a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the “Initial Interest”), for a purchase price of $2.5 million.

In addition, we hold an option, exercisable for a period of two years from December 19, 2002, to purchase a 17.3% membership interest in PMLLC and a 17.127% interest in Ad Astra (the “Subsequent Interest”) for $1.5 million. Together, the Initial Interest and the Subsequent Interest would result in our holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%.

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name “Paciugo.” Throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as “Paciugo.” Under the terms of the Purchase Agreement, we are to provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the “Support Services”). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we are entitled to receive an annual amount equal to the greater of $250,000 or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we began receiving monthly payments from Paciugo in the amount of $20,833, with positive cumulative differences, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. During the current fiscal year, we recorded other income of $41,666 from the provision of the Support Services to Paciugo for July and August of 2003 as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003.

Under the terms of the Purchase Agreement, we are entitled to such representation on the governing board of PMLLC (the “Board of Managers”) as is proportionate to our ownership interests therein. Effective as of December 19, 2002, PMLLC’s Board of Managers was composed of Ugo Ginatta and Cristiana Acerbi Ginatta, as the Equity Owners’ designees, and Barrett N. Wissman, as our designee. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

We effectively maintain no ability to control the day-to-day affairs of Paciugo. On August 1, 2003, Susie C. Holliday resigned from her positions as Senior Vice President and Chief Financial Officer of Paciugo in connection with her resignation from similar positions with us. On August 15, 2003, Patrick G. Mackey was named Senior Vice President and Chief Financial Officer of Paciugo. On August 25, 2003, Barrett N. Wissman resigned from the position of President of Paciugo. In addition, during 2003, our Board of Directors became increasingly concerned about Paciugo’s market position, the industry in which Paciugo competes and Paciugo’s prospects for meaningful success therein. Accordingly, during the fourth quarter of fiscal 2003, we concluded that it was reasonably unlikely that we would exercise our option to acquire the Subsequent Interest. Therefore, effective on October 1, 2003, Steven W. Caple and Patrick G. Mackey resigned from their positions as Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer, respectively, of Paciugo.

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in our entering into a sales agreement on January 13, 2004 (the “Sales Agreement”) with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title and interest in Ad Astra, (ii) sell and transfer to PMLLC all of our right, title and interest in PMLLC, and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed Sales Price of $1.25 million (the “Sales Price”), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement was expected to take place on or about May 12, 2004, unless consummated earlier or later than such date, as provided for in the Sales Agreement. Also, in connection with the execution of the Sales Agreement with Paciugo, and for as long as it remains in effect, we have given up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement. As of the filing of this Quarterly Report, Paciugo has entered into a letter of intent, subject to customary closing conditions such as the negotiation of a definitive agreement and completion of due diligence, which will allow the closing date to be pushed back as far as July 11, 2004.

Bankruptcy Proceedings

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.

Subject to
			Status as of May	Bankruptcy Plan
Wholly Owned Subsidiary	Date Acquired		17, 2004(1)	or Proceedings?
Novo Networks Operating Corp.	2/8/00	(2)	Inactive	Yes, Chapter 11
AxisTel Communications, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks International Services, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks Global Services, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks Metro Services, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks Metro Services (Virginia), Inc.	9/22/99		Inactive	No

Subject to
			Status as of May	Bankruptcy Plan
Wholly Owned Subsidiary	Date Acquired		17, 2004(1)	or Proceedings?
Novo Networks Media Services, Inc.	9/22/99		Inactive	No
e.Volve Technology Group, Inc.	10/19/99		Inactive	Yes, Chapter 11
Internet Global Services, Inc.	3/10/00		Inactive	Yes, Chapter 7
eVentures Holdings, LLC	9/7/99	(2)	Active(3)	No

(1)	“Active” status indicates current operations within the respective entity. “Inactive” status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

(2)	Indicates the date of incorporation, if the entity was organized by us.

(3)	This entity has no operations other than to hold certain equity interests.

As originally contemplated, the goal of the reorganization effort relating to our debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of our debtor subsidiaries’ core assets and to provide distributions to their creditors. However, based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, a determination was made that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization, as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $200,000. Assets to be liquidated of $700,000 were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest Communications Corporation (“Qwest”). No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries’ assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement. We have previously guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distribution to the holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness.

In connection with the bankruptcy proceedings, we initially provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $500,000 to the liquidating trust. The current balance on the new secured note is approximately $3.3 million, which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Claims Against Qwest

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and Mr. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s motion to continue the final hearing until September 27, 2004. For further details regarding this matter, see Note 7 entitled “Legal Proceedings.”

2. General

The accompanying consolidated financial statements as of March 31, 2004, and for the three and nine month periods ended March 31, 2004, and March 31, 2003, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls their assets. For further details regarding the bankruptcy proceedings, see Note 1 entitled “Business - Bankruptcy Proceedings.” We have recorded an accrual of approximately $313,000 in the accompanying financial statements for the estimated costs of liquidating substantially all of the assets and liabilities of the debtor subsidiaries. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Certain fiscal 2003 balances have been reclassified for comparative purposes to be consistent with the fiscal 2004 presentation. Such reclassifications have no impact on the reported net loss. All significant intercompany accounts have been eliminated.

3. Basis of Presentation

The accompanying consolidated financial statements for the three and nine months ended March 31, 2004, and 2003, respectively, include us and our subsidiaries that are not involved in the bankruptcy proceedings. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002.

For us and our remaining subsidiaries, which are not involved in the bankruptcy plan administration process (such subsidiaries have nominal operations), the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with accounting principles generally accepted in the United States of America. The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Revenues. For the three and nine months ended March 31, 2004, and 2003, respectively, no revenues were generated. We currently do not anticipate that we will have revenue from telecommunications or any other services.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. Initially, the agreement dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to the debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $653,000 as of March 31, 2004. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives funds in excess of the outstanding claims, which most likely will depend on a positive outcome in the Qwest arbitration.

Impairment Loss. Impairment loss results from an assessment as to whether the net book value of the assets can be recovered through projected undiscounted future cash flows. Due to the execution of the Sales Agreement with Paciugo, we recorded an impairment loss of $758,000 during the three months ended December 31, 2003, reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment. We do not expect these costs to increase in the near term.

Loss in equity investments. Loss in equity investments results from our minority ownership interests in various subsidiaries that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Note 1 entitled “Business – General,” above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. As mentioned previously, our minority holdings, other than Paciugo, are either winding up their affairs or liquidating. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses, but we do not intend to record our portion of those losses since the book value of our interest in Paciugo reflects the proposed Sales Price in the Sales Agreement.

Other Income. Other income results from the Support Services we provided to Paciugo. For further details regarding the Support Services to Paciugo, see Note 1 entitled “Business – General,” above. During the current fiscal year, we recorded other income of $41,666 from the provision of the Support Services to Paciugo for July and August of 2003 as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003. In connection with the execution of the Sales Agreement with Paciugo, and for as long as it remains in effect, we have given up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement in exchange for the proposed Sales Price. The administrative services agreement with our debtor subsidiaries initially dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to the debtor subsidiaries on a per hour basis. As of March 31,2004, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $653,000. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives funds in excess of the outstanding claims, which most likely will depend on a positive outcome in the Qwest arbitration. Due to the uncertainty surrounding the collection of the receivable, it has been fully reserved.

4. Loss Per Share

We calculate earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. For the three and nine months ended March 31, 2004, and 2003, respectively, diluted EPS are not presented, as the assumed conversion would be antidilutive. Had the effect not been antidilutive, an additional 14,688,876 and 16,105,699 shares of common stock would have been included in the diluted earnings per share calculation for the three months and nine months ended March 31, 2004, and 2003, respectively.

5. Equity Investments

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary’s governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary’s accounts will not be reflected in our consolidated financial statements. Our proportionate share of a subsidiary’s operating earnings and losses will be included in the caption “Loss in equity investments” in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo, an ongoing gelato manufacturing, retailing and catering business, and certain development stage Internet and communications companies, which are currently either winding up their affairs or liquidating. During the second quarter of fiscal 2003, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see Note 1 entitled “Business – General.” The Initial Interest is accounted for under the equity method.

For the nine-month period ended March 31, 2004, our proportionate share of equity losses totaled approximately $248,000. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. Based on the negotiation and execution of the Sales Agreement, we recorded an impairment loss in the second quarter of fiscal 2004 on our interest in Paciugo so that our carrying value equaled the proposed Sales Price. For further detail regarding the Sales Agreement and the proposed Sales Price, see Note 1 entitled “Business – General”. For those equity interests that were completely impaired in previous quarters, we ceased recording our share of losses incurred by the subsidiary. Our equity interests consist of the following at March 31, 2004:

	% Ownership *		Accounting	Carrying
Company Name	Common	Preferred	Method	Value
Paciugo	33.0%	33.0%	Equity	$1,250,000
Gemini Voice Solutions (f/k/a PhoneFree)**	17.2%	31.7%	Equity	—
ORB Communications & Marketing, Inc. ***	19.0%	100.0%	Equity	—
FonBox, Inc.	14.0%	50.0%	Equity	—
Launch Center 39 (“LC39”)	0.0%	2.1%	Cost	—
Spydre Labs	5.0%	0.0%	Cost	—

				$1,250,000

*	Reflects our ownership percentage at March 31, 2004.

**	Gemini Voice began the process of winding up its affairs in August of 2003.

***	ORB filed a voluntary petition under Chapter 7 of the Bankruptcy Code in February of 2003.

Paciugo meets the criteria for a “significant subsidiary” as set forth in Rule 1.02(w) of Regulation S-X under the Exchange Act. Summarized unaudited financial information for Paciugo as of March 31, 2004, and for the three and nine months ended March 31, 2004, is as follows:

Financial position information:
Current assets	$569,075
Non-current assets	1,551,496
Current liabilities	216,812
Non-current liabilities	697,365
Net assets	1,206,395
Income statement information:

	For three months	For the nine months
	ended	ended
	March 31, 2004	March 31, 2004
Revenues	$455,044	$1,459,699
Gross profit	318,549	1,010,285
Net loss	(191,498)	(959,759)
Our equity in Paciugo’s net loss — recorded	$—	$(247,722)

6. Stock Options

As of March 31, 2004, we sponsor two stock option plans: (i) the 1999 Omnibus Securities Plan (the “1999 Plan”) and (ii) the 2001 Equity Incentive Plan (the “2001 Plan”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

We have adopted the disclosure-only provision of SFAS 123, “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment to SFAS 123.” Pro forma information is presented as if we have accounted for the stock options granted during the fiscal periods presented using the fair value method. We granted stock options to each of our three directors on February 27, 2004, with an exercise price based upon the thirty-day average of the closing price prior to the date of grant, pursuant to the resolution of the Board of Directors on January 24, 2003, which approved annual grants of 25,000 options to each of our directors in recognition of the services that they render to us.

For purposes of pro forma disclosure, the estimated fair market values of the options are amortized to expense over the options’ vesting period. Our pro forma information relative to the 2001 Plan and 1999 Plan is as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma Net Loss
Net loss allocable to common shareholders as reported	$(681,968)	$(1,121,245)	$(3,197,280)	$(2,898,100)
Compensation recorded	—	31,944	—	31,944
Additional compensation expense under SFAS 123	(4,000)	(618,000)	(9,000)	(2,270,006)

Net loss allocable to common shareholders, pro forma	$(685,968)	$(1,707,301)	$(3,206,280)	$(5,136,162)

Net loss per share, pro forma	$(0.01)	$(0.03)	$(0.06)	$(0.10)
Net loss per share, basic and diluted, as reported	$(0.01)	$(0.02)	$(0.06)	$(0.06)

7. Legal Proceedings

As previously reported, Eos Partners, LP, Eos Partners SBIC, LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the “Plaintiffs”) filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LLP, Hunt

Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the “Defendants”) in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs’ purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants denied the allegations and vigorously defended against the Plaintiffs’ claims and sought all other appropriate relief. The Plaintiffs claimed actual damages of approximately $17.4 million and requested additional exemplary damages, costs of court and attorneys’ fees. The Defendants submitted the claims to their insurance carriers. The district judge denied the Plaintiffs’ motion to transfer the case to Dallas County and ruled that it should instead proceed in Harris County. However, it was reassigned to the 280th Judicial District Court. The Plaintiffs and the Defendants mediated the case on February 9, 2004, and the claims were settled at that time on terms in which we did not expend any cash or assets. As part of the settlement, we received all of the outstanding Series C Convertible Preferred Stock from the holders thereof, including the Plaintiffs, without any additional consideration, and the shares were subsequently retired.

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s motion to continue the final hearing until September 27, 2004.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the nine months ended March 31, 2004. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations Summary

As of March 31, 2004, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we identify an appropriate opportunity and consummate a transaction that would result in the adoption of a new business plan. During fiscal 2003, we purchased the Initial Interest in Paciugo. During the eight months ended August 31, 2003, we received $166,667 from Paciugo for the provision of Support Services. In connection with the execution of the Sales Agreement with Paciugo, and for as long as it remains in effect, we have given up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement in exchange for receipt of the proposed Sales Price. We cannot predict when or if we will receive the proposed Sales Price or when or if we will be successful in a business venture or other potential business opportunities that we may consider, if any. For further details regarding the Support Services, see Note 1 entitled “Business – General,” above.

During the nine months ended March 31, 2004, no revenues from operations were generated based on (i) the termination of operations of our debtor subsidiaries, which have historically provided all significant revenues for us and (ii) the uncertainties surrounding other potential business opportunities that we may consider, if any. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make the monthly payment since August of 2003. In connection with the execution of the Sales Agreement with Paciugo, and for as long as it remains in effect, we have given up any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement For further details regarding the Support Services, see Note 1 entitled “Business – General,” above.

Summary of Operating Results

The table below summarizes our operating results.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating expenses:
Selling, general and administrative expenses	$453,999	$982,172	$1,576,416	$2,387,926
Impairment loss	—	—	757,801	—
Depreciation and amortization	30,711	36,555	97,999	113,012

	484,710	1,018,727	2,432,216	2,500,938

Loss from operations, before other (income) expense	(484,710)	(1,018,727)	(2,432,216)	(2,500,938)
Other (income) expense:
Interest income	(4,990)	(55,145)	(19,172)	(96,926)
Loss in equity investments	—	131,506	247,722	396,257
Net gain on liquidation of debtor subsidiaries	—	(74,000)	—	(288,000)
Other	22,254	(62,515)	7,135	(99,620)

	17,264	(60,154)	235,685	(88,289)

Net loss	(501,974)	(958,573)	(2,667,901)	(2,412,649)
Series D preferred dividends	(179,994)	(162,672)	(529,379)	(485,451)

Net loss allocable to common shareholders	$(681,968)	$(1,121,245)	$(3,197,280)	$(2,898,100)

Basic
Net loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

Weighted average number of shares outstanding	52,323,701	52,323,701	52,323,701	52,323,701

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Revenues. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which have historically provided all of our significant revenues and (ii) the uncertainty surrounding our plans to explore other opportunities.

Direct costs. No direct costs were incurred during the three months and nine months ended March 31, 2004, and 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $528,000 during the three months ended March 31, 2004, from approximately $982,000 during the three months ended March 31, 2003, a decrease of 54%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce, (ii) the reduction in professional fees relating to the bankruptcy plan administrative process, (iii) reduction in legal fees and (iv) an overall reduction of overhead related to office expenses.

Selling, general and administrative expenses for the three months ended March 31, 2004, consisted primarily of approximately (i) $127,000 of salaries and benefits, (ii) $36,000 of consulting and professional fees, (iii) $59,000 of legal fees, (iv) $143,000 of business insurance and (v) $89,000 of other operating expenses. Selling, general and administrative expenses for the three months ended March 31, 2003, consisted primarily of approximately (i) $223,000 of salaries and benefits, (ii) $150,000 of bad debt expense, (iii) $293,000 of legal fees, (iv) $54,000 of consulting and professional fees, (v) $158,000 of business insurance and (vi) $104,000 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to be approximately $125,000 per month until such time, if any, as we are able to develop an alternative business strategy.

Impairment Loss. Due to the execution of the Sales Agreement with Paciugo, we recorded an impairment loss of $758,000 during the three months ended December 31, 2003 reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended March 31, 2004, totaled approximately $31,000, as compared to approximately $37,000 for the three months ended March 31, 2003. We expect our depreciation expense to remain relatively constant until such time, if any, as we are able to develop an alternative business strategy.

Interest Income. We recorded interest income from cash investments of approximately $5,000 for the three months ended March 31, 2004, as compared to approximately $55,000 for the three months ended March 31, 2003. The decrease in interest income during the current quarter is a result of lower amounts of cash available to be invested.

Loss in Equity Investments. Loss in equity investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary’s operating loss is included in equity in loss of investments. During the three months ended March 31, 2004, we did not record our portion of Paciugo’s losses since our interest in Paciugo reflects the proposed Sales Price in the Sales Agreement as compared to a loss of approximately $131,000 during the three months ended March 31, 2003. For further details regarding Paciugo, see Note 1 entitled “Business – General,” above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that interest or from impairment losses. We anticipate that those interests will continue to incur operating losses. However, we do not expect to record future charges related to them since they are completely impaired. As mentioned previously, our minority holdings, other than Paciugo, are either winding up their affairs or liquidating. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses, but we do not intend to record our portion of those losses since our interest reflects the proposed Sales Price in the Sales Agreement.

Other. We recorded estimated franchise taxes of $22,200 during the three months ended March 31, 2004, as compared to $300 in the three months ended March 31, 2003. On May 14, 2004,we were notified by our registered agent that the Delaware Department of State’s office (the “DDOS”) had initiated an effort to void our charter, effective as of March 1, 2004, as a result of an ongoing dispute over the calculation of our 2002 franchise taxes. The DDOS bases its franchise taxes on the assets shown on its resident companies’ federal income tax returns. On our 2002 federal income tax return, we included the amounts that we had invested in our debtor subsidiaries. Accordingly, the DDOS took the position that we should be taxed on those assets, even though the debtor subsidiaries were liquidating as part of the bankruptcy plan administration process, and the DDOS thereafter advised us that we had not paid the correct amount of 2002 franchise taxes. The amount in dispute is $51,262, and it has been fully reserved. We are in the process of preparing an amended 2002 federal income tax return that will eliminate the amounts that we had invested in our debtor subsidiaries, and therefore, it will support our position that we originally paid the correct amount of 2002 franchise taxes. We are also in the process of filing appropriate paperwork with the DDOS to restore, renew and revive our charter.

Nine Months Ended March 31, 2004, Compared to Nine Months Ended March 31, 2003

Revenues. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which historically provided all of our significant revenues and (ii) the uncertainty surrounding our plans to explore other opportunities.

Direct costs. No direct costs were incurred during the nine months ended March 31, 2004, and 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $812,000 during the nine months ended March 31, 2004, from approximately $2.39 million during the nine months ended March 31, 2003, a decrease of 34%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce, (ii) the reduction in professional fees relating to the bankruptcy plan administrative process, (iii) reduction in legal fees and (iv) an overall reduction of overhead related to office expenses.

Selling, general and administrative expenses for the nine months ended March 31, 2004, consisted primarily of approximately (i) $402,000 of salaries and benefits, (ii) $284,000 of legal fees, (iii) $163,000 of consulting and professional fees, (iv) $446,000 of business insurance, (v) $116,000 of office rent and expenses and (vi) $165,000 of other operating expenses. Selling, general and administrative expenses for the nine months ended March 31, 2003, consisted primarily of approximately (i) $788,000 of salaries and benefits, (ii) $269,000 of bad debt expense (iii) $497,000 of legal fees, (iv) $97,000 of consulting and professional fees, (v) $432,000 of business insurance, (vi) $160,000 of office rent and expenses and (vii) $145,000 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to be approximately $125,000 per month until such time, if any, as we are able to develop an alternative business strategy.

Impairment Loss. Due to the execution of the Sales Agreement with Paciugo, we recorded an impairment loss of $758,000 during the nine months ended March 31, 2004, reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation recorded on fixed assets during nine months ended March 31, 2004, totaled approximately $98,000, as compared to approximately $113,000 for the nine months ended March 31, 2003. We expect our depreciation expense to remain relatively constant until such time, if any, as we are able to develop an alternative business strategy.

Interest Income. We recorded interest income from cash investments of approximately $19,000 for the nine months ended March 31, 2004, as compared to approximately $97,000 for nine months ended March 31, 2003. The decrease in interest income during the current period is a result of lower amounts of cash available to be invested.

Loss in Equity Investments. Loss in equity investments resulted from our minority ownership in certain non-impaired interests that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary’s operating loss is included in equity in loss of investments. During the nine months ended March 31, 2004, we recorded a loss of approximately $248,000 as compared to a loss of approximately $396,000 during the nine months ended March 31, 2003. As previously discussed, we did not record any loss from our interest in Paciugo during the three months ended March 31, 2004. The current nine-month loss resulted from our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see Note 1 entitled “Business – General,” above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. As mentioned previously, our minority interests, other than Paciugo, are either winding up their affairs or liquidating. We do not expect to record future charges related to them since they are completely impaired. We expect Paciugo to continue in the near future to incur operating losses, but we do not intend to record our portion of those losses due the impairment of asset to the proposed Sales Price in the Sales Agreement.

Other. We recorded other income of $41,666 from the provision of the Support Services to Paciugo as agreed upon in the Purchase Agreement during the nine months ended March 31, 2004, as compared to $62,500 during the nine months ended March 31, 2003. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003. Upon the closing of the Sales Agreement with Paciugo, we will permanently relinquish any rights to receive any additional payments for the provision of Support Services under the Purchase Agreement in exchange for the receipt of the proposed Sales Price.

We recorded estimated franchise taxes of $50,300 during the nine months ended March 31, 2004, as compared to a credit of $37,800 in the nine months ended March 31, 2003. As noted above, on May 14, 2004, we were notified by our registered agent that the DDOS had initiated an effort to void our charter, effective as of March 1, 2004, as a result of an ongoing dispute over the calculation of our 2002 franchise taxes. The DDOS bases its franchise taxes on the assets shown on its resident companies’ federal income tax returns. On our 2002 federal income tax return, we included the amounts that we had invested in our debtor subsidiaries. Accordingly, the DDOS took the position that we should be taxed on those assets, even though the debtor subsidiaries were liquidating as part of the bankruptcy plan administration process, and the DDOS thereafter advised us that we had not paid the correct amount of 2002 franchise taxes. The amount in dispute is $51,262, and it has been fully reserved. We are in the process of preparing an amended 2002 federal income tax return that will eliminate the amounts that we had invested in our debtor subsidiaries, and therefore, it will support our position that we originally paid the correct amount of 2002 franchise taxes. We are also in the process of filing appropriate paperwork with the DDOS to restore, renew and revive our charter.

Liquidity and Capital Resources

At March 31, 2004, we had consolidated current assets of $2.6 million, including cash and cash equivalents of approximately $2.1 million and net working capital of $2.0 million. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements, (iv) expenses related to the bankruptcy plan administration process and (v) the Qwest arbitration. Due to our financial performance, the lack of stability in the capital markets and the economy’s downturn, our only current source of funding is expected to be cash on hand.

Effectively, our only ability to satisfy our current obligations is our cash on hand. Our current obligations include (i) funding working capital, (ii) funding the liquidating trust, and (iii) funding the Qwest arbitration. We estimate that it will take approximately $1.5 million of our remaining cash to satisfy these obligations for the next nine months. This would leave us with approximately $600,000 of cash available for use in any potential transaction for the redeployment of our remaining cash assets (a “Business Opportunity”) at the end of that nine-month period. In the event we expend all of our $600,000 on a Business Opportunity and achieve no return or cash flow from that transaction before December 31, 2004, or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. We believe that under any liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which have historically provided all of our significant revenues on a consolidated basis and (ii) the uncertainties surrounding other potential Business Opportunities that we may consider, if any.

As noted above, we do not believe that any of the traditional funding sources will be available to us and that our only option will likely be cash on hand. Consequently, our failure to identify potential Business Opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of (i) our debtor subsidiaries bankruptcy plan administration process, (ii) the Qwest arbitration and (iii) our ongoing general and administrative expenses. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

The net cash provided by or used in operating, investing and financing activities for the nine months ended March 31, 2004, and 2003, respectively, is summarized below:

Cash used in operating activities in nine months ended March 31, 2004, totaled approximately $1.8 million as compared to approximately $2.2 million in the nine months ended March 31, 2003. During the nine months ended March 31, 2004, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $1.6 million, and an increase in prepaid expenses of approximately $275,000. During the nine months ended March 31, 2003, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $2.0 million, an increase in prepaid expenses of $70,000, an increase in note and other receivables of $160,000 and a net decrease in accounts payable and accrued liabilities of $40,000. During the nine months ended March 31, 2003, we invested $2.5 million in Paciugo.

Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. They do not include any adjustments that might result should we be unable to continue as a going concern and no assurances can be given that we will continue as a going concern. In fact, it is unlikely that we will be able to continue as a going concern past December 31, 2004, unless we receive the Sales Price from Paciugo or successfully realize a cash settlement or obtain an award in connection with the Qwest arbitration.

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2003, contained in our most recent Annual Report on Form 10-K, which states that although our financial statements have been prepared assuming that we will continue as a going concern, substantial doubt exists as to our ability to do so.

Plan of Operation

Prior Plan of Operation. We have continued to expend considerable time and resources pursuing a plan of operation focused on locating, negotiating and, if possible, consummating a Business Opportunity. Unfortunately, our efforts, with the exception of Paciugo, have not resulted in such an outcome, with negotiations ceasing prior to the consummation of any of the various transactions that we have pursued to date. Considering our current cash on hand and the funding needed to satisfy our obligations for the next nine months, it has become increasingly clear that the consummation of a Business Opportunity with our remaining free cash assets and current capital structure appears highly unlikely, particularly when such a transaction must be capable of producing positive cash flow for us in the immediate future. During the three months ended March 31, 2004, we contemplated a possible plan of recapitalization that would have resulted in all of the holders of our preferred stock electing to convert their shares into common stock, at a negotiated and substantially reduced conversion price (a “Recapitalization Event”). Our belief is that we would be in a better position to consummate a Business Opportunity or a Strategic Combination (as defined below) if we were able to achieve such a Recapitalization Event. Despite significant efforts, we cannot report that we have a reasonable likelihood of completing a Business Opportunity or a Recapitalization Event as of the date of this Quarterly Report.

Revised Plan of Operation. In light of our current liquidity position, the lack of a viable Business Opportunity, and our belief that under any liquidation scenario our stockholders would not receive any recovery on or value for their holdings, we have shifted our focus and are pursuing a revised Plan of Operations as of the date of this Quarterly Report. Given our current situation, we believe that the most beneficial transaction for our stockholders would involve the exchange a certain amount of our common stock for the equity of a privately held company that values our assets and our status as a reporting company under the Securities Exchange Act of 1934, as amended (a “Strategic Combination”). In pursuing the best Strategic Combination possible, we believe that it will be necessary to effect a Recapitalization Event beforehand. It should be noted, however, that the pursuit of a Strategic Combination is not guaranteed to benefit us or any specific holder of our equity securities. With our limited cash, the most likely form of Strategic Combination would involve a substantial portion of the consideration being paid in the form of common stock. Furthermore, any Strategic Combination would likely require the approval of the holders of our common stock and perhaps our outstanding preferred stock. We can offer no assurances that we could obtain such stockholder approval even if we were able to locate a suitable Strategic Combination.

Even if we entered into a Strategic Combination, the consummation of such a transaction would likely cause significant dilution in the holdings of our existing common and possibly our preferred stockholders. If accomplishing a Recapitalization Event is a condition to the completion of a Strategic Combination, then the holders of our existing common stock would likely experience significant material dilution of their holdings both at the time of such a Recapitalization Event as well as upon the consummation of the Strategic Combination. Similarly, our preferred stockholders, if converted as part of a Recapitalization Event, would also experience significant material dilution of their holdings as a result of the Strategic Combination.

We can offer no assurances that we will be able to effect a Recapitalization Event or a Strategic Combination on terms that would be acceptable to us or that would provide a benefit to our stockholders. In the event that we cannot achieve those objectives on or before December 31, 2004, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the United States Bankruptcy Code.

Forward–Looking Statements

“Forward-looking” statements appear in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as elsewhere in this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events.

Forward-looking statements include, without limitation, the following:

Statements concerning our financial condition and strategic direction:

•	statements regarding our future capital requirements and our ability to satisfy our capital needs;

•	statements regarding our ability to continue as a going concern;

•	statements regarding our exposure, if any, arising from litigation matters currently pending against us;

•	statements regarding our ability to collect amounts owed by Qwest and other third parties and to successfully pursue causes of action against Qwest and other third parties;

•	statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;

•	statements regarding the consummation of the Sales Agreement and realization of the proposed Sales Price;

•	statements regarding the redeployment of our remaining cash assets, if any, in furtherance of a potential Business Opportunity;

•	statements regarding the potential generation of revenue resulting from the redeployment of our cash assets;

•	statements regarding the possibility of accomplishing a Recapitalization Event or a Strategic Combination and the potential effects on us and on our stockholders, including, without limitation, the possibility of significant stockholder dilution; and

•	statements regarding the potential liquidation of our assets, whether in a voluntary wind down or a bankruptcy proceeding.

Statements concerning our debtor subsidiaries:

•	statements regarding the estimated liquidation value of assets and settlement amounts of liabilities; and

•	statements regarding the impact of the bankruptcy proceedings on our financial condition.

Statements concerning our interest in Paciugo:

•	statements regarding our ability to realize any benefit from the Paciugo Sales Agreement;

•	statements regarding Paciugo’s operations; and

•	statements regarding our relationship with the Equity Owners.

Other statements:

•	statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

     You should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks inherent in our ability to redeploy our remaining assets, including remaining cash assets;

•	risks associated with competition in the sector or industry that we may enter;

•	risks associated with our ability to successfully prosecute claims against Qwest and other third parties;

•	risks associated with our ability to close the Sales Agreement and the realization of the proposed Sales Price;

•	risks associated with Paciugo’s market position, the industry in which Paciugo competes, Paciugo’s prospects for meaningful success, Paciugo’s operations and our relationship with the Equity Owners;

•	risks associated with having no current operations or revenue;

•	risks that we will be unable to redeploy our remaining cash assets, or if so deployed, risks that we will not be able to generate positive cash flow or revenue after consummating such a transaction sufficient to satisfy our current obligations;

•	risks that we will be unable to obtain the approval of our stockholders if we were to propose a Recapitalization Event or a Strategic Combination;

•	risks that we might not be able to locate a suitable entity with which to engage in a Strategic Combination;

•	risks that we might not be able to effect a Recapitalization Event or a Strategic Combination on terms that were acceptable to us or would benefit our stockholders;

•	risks that a Recapitalization Event may be entered into upon terms and conditions that would result in significant and material dilution of our common and preferred stockholders;

•	risks that a Strategic Combination may be entered into upon terms and conditions that would result in significant and material dilution of our common and preferred stockholders;

•	risks that any Strategic Combination would result in us pursuing a new and unknown business model that may or may not benefit our stockholders;

•	risks that any wind down or liquidation would not result in our stockholders receiving any recovery on or value for their stock holdings;

•	risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

•	risks associated with uncertainties in the implementation of the amended plan concerning the liquidation of substantially all of the remaining assets of our debtor subsidiaries and any resulting impact on us; and

•	risks associated with changes in the laws and regulations that govern us.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include those discussed in this section, elsewhere in this report, in our Quarterly Reports on Form 10-Q for our fiscal quarters ended September 30, 2003, and December 31, 2003, and the risks discussed in the “Business Considerations” section included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2003, as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company’s analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate and other risks. We had investments in money market funds of approximately $2.1 million as of March 31, 2004. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, Eos Partners, LP, Eos Partners SBIC, LP, Eos Partners (Offshore), LP, Kuwait Fund for Arab Economic Development and TBV Holdings Ltd. (collectively, the “Plaintiffs”) filed a lawsuit against us, Fred Vierra, Barrett N. Wissman, Clark K. Hunt, Mark R. Graham, Olaf Guerrand-Hermes, Stuart Subotnick, Jan Robert Horsfall, Stuart Chasanoff, John Stevens Robling, Jr., Samuel Litwin, Mitchell Arthur, BDO Seidman, LLP, Hunt Asset Management, LLC, HW Partners, LP, HW Finance, LLC, HW Capital, LP and HW Group, LLC (collectively, the “Defendants”) in the 190th Judicial District Court of Harris County, Texas, on December 19, 2002. The lawsuit alleged breach of contract, fraud and conspiracy in connection with the Plaintiffs’ purchase of certain of our Series C Convertible Preferred Stock in December of 1999 and January of 2000. The Defendants denied the allegations and vigorously defended against the Plaintiffs’ claims and sought all other appropriate relief. The Plaintiffs claimed actual damages of approximately $17.4 million and requested additional exemplary damages, costs of court and attorneys’ fees. The Defendants submitted the claims to their insurance carriers. The district judge denied the Plaintiffs’ motion to transfer the case to Dallas County and ruled that it should instead proceed in Harris County. However, it was reassigned to the 280th Judicial District Court. The Plaintiffs and the Defendants mediated the case on February 9, 2004, and the claims were settled at that time on terms in which we did not expend any cash or assets. As part of the settlement, we received all of the outstanding Series C Convertible Preferred Stock from the holders thereof, including the Plaintiffs, without any additional consideration, and the shares were subsequently retired.

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy, and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy, and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s motion to continue the final hearing until September 27, 2004.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the nine months ended March 31, 2004. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective May 11, 2004, Russell W. Beiersdorf resigned as a director.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	NonQualified Stock Option Agreement between the Registrant and Barrett N. Wissman.

10.2	NonQualified Stock Option Agreement between the Registrant and John Stevens Robling.

10.3	NonQualified Stock Option Agreement between the Registrant and Russell W. Beiersdorf.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 15, 2004, we filed a Report on Form 8-K, disclosing the execution of a Sales Agreement to sell our interests in Paciugo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Novo Networks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO NETWORKS, INC.

Date: May 17, 2004	By:	/s/ Steven W. Caple

Steven W. Caple
President
(Principal Executive Officer)

Date: May 17, 2004	By:	/s/ Patrick G. Mackey

Patrick G. Mackey
Senior Vice President
(Principal Financial and Accounting Officer)