Form 10-K
period 2004-06-30
NOVO NETWORKS INC
filed 2004-09-24
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-28579

NOVO NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	75-2233445 (I.R.S. Employer Identification No.)

2311 CEDAR SPRINGS ROAD, SUITE 400
DALLAS, TEXAS 75201
(Address of Principal Executive Offices)

214.777.4100
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
NONE	NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.00002 PER SHARE
(Title of Class)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on September 24, 2004, was approximately $1,507,575.

     As of September 24, 2004, 52,323,701 shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III — Incorporated by reference to the registrant’s proxy statement to be mailed or sent to securities holders on or about October 22, 2004.

INTRODUCTORY STATEMENTS

NECESSARY DEFINITIONS

Novo Networks, Inc. is a holding company incorporated under the laws of the State of Delaware that is registered under the Securities Exchange Act of 1934. Throughout this annual report (this “Annual Report”), we refer to Novo Networks, Inc. as “Novo Networks,” “we,” “us” and “our.” All of our operating subsidiaries (except Internet Global Services, Inc.), which previously provided telecommunications services, have filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (as hereinafter defined). Internet Global Services filed a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (as hereinafter defined). We refer to these subsidiaries collectively as our “debtor subsidiaries” throughout this Annual Report. Currently, we own a minority interest in Paciugo Management, LLC and Ad Astra Holdings LP and related entities. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” We refer to this interest as the “Paciugo interest” throughout this Annual Report.

We have been pursuing a “Business Opportunity” or “Strategic Combination” during fiscal 2004 that would likely be conditioned upon our completion of a “Recapitalization Event” (these terms are defined in the section entitled “Business – Plan of Operation”).

FORWARD-LOOKING STATEMENTS

“Forward-looking” statements appear throughout this Annual Report. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in the section entitled “Business Considerations,” as well as all other cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Annual Report include, without limitation, the following:

     Statements concerning our financial condition and strategic direction:

•	statements regarding our ability to continue as a going concern;

•	statements regarding our future capital requirements and our ability to satisfy our capital needs;

•	statements regarding our ability to successfully pursue causes of action against Qwest Communications Corporation (“Qwest”);

•	statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;

•	statements regarding our ability to monetize our interest in Paciugo;

•	statements regarding the potential generation of revenue resulting from the redeployment of our cash assets;

•	statements regarding the redeployment of our remaining cash assets, if any, in furtherance of a potential Business Opportunity;

•	statements regarding the possibility of accomplishing a Recapitalization Event or a Strategic Combination and the potential effects on us and on our stockholders, including, without limitation, the possibility of significant stockholder dilution; and

•	statements regarding the potential liquidation of our assets, whether in a voluntary wind down or a bankruptcy proceeding.

     Statements concerning our debtor subsidiaries:

•	statements regarding the estimated liquidation value of assets and settlement amounts of liabilities; and

•	statements regarding the impact of the bankruptcy proceedings on our financial condition.

     Statements concerning our interest in Paciugo:

•	statements regarding our ability to realize any benefit from our Paciugo interest;

•	statements regarding Paciugo operations; and

•	statements regarding our relationship with the “Equity Owners” of Paciugo (as hereinafter defined).

     Other statements:

•	statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks inherent in our ability to continue as a going concern;

•	risks inherent in our ability to redeploy our remaining assets, including, without limitation, our remaining cash assets;

•	risks associated with competition in the sector or industry that we may enter;

•	risks associated with our ability to successfully prosecute the claims against Qwest;

•	risks associated with our ability to monetize our interest in Paciugo;

•	risks associated with Paciugo’s market position, the industry in which Paciugo competes, Paciugo’s prospects for meaningful success, Paciugo’s operations and our relationship with the Equity Owners;

•	risks associated with having no current operations or revenue;

•	risks that we will be unable to redeploy our remaining cash assets, or if so deployed, risks that we will not be able to generate positive cash flow or revenue after consummating such a transaction sufficient to satisfy our current obligations;

•	risks that we will be unable to obtain any necessary approvals of our stockholders if we were to propose a Recapitalization Event or a Strategic Combination;

•	risks that we might not be able to locate a suitable entity with which to engage in a Strategic Combination;

•	risks that we might not be able to effect a Recapitalization Event, or a Strategic Combination on terms that were acceptable to us or would benefit our stockholders;

•	risks that a Recapitalization Event may be entered into upon terms and conditions that would result in a significant and material dilution of our common and preferred stockholders;

•	risks that a Strategic Combination may be entered into upon terms and conditions that would result in a significant and material dilution of our common and preferred stockholders;

•	risks that any Strategic Combination would result in us pursuing a new and unknown business model that may or may not benefit our stockholders;

•	risks that any wind down or liquidation would not result in our stockholders receiving any recovery on or value for their stock holdings;

•	risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

•	risks associated with uncertainties in the implementation and substantial completion of the amended bankruptcy plan concerning the liquidation of substantially all of the remaining assets of our debtor subsidiaries and any resulting impact on us; and

•	risks associated with changes in the laws and regulations that govern us.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Annual Report, particularly under the heading “Business Considerations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Readers of this Annual Report are cautioned that certain of the statements made in this Section are “forward-looking” and, therefore, should only be read in the context described under “Introductory Statements – Forward-Looking Statements.”

General

We are a company that, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network until December of 2001. For further details regarding our prior operations, see the section entitled (“Business – Bankruptcy Proceedings”). Prior to September 22, 1999, we were a publicly held company with no material operations. We were formerly known as eVentures Group, Inc., and prior to that, as Adina, Inc., which was incorporated in Delaware on June 24, 1987.

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. (“AxisTel”), e.Volve Technology Group, Inc. (“e.Volve”) and Novo Networks Operating Corp. (“NNOC”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) as described more fully below. We will refer to the subsidiaries that have filed for bankruptcy protection as our “debtor subsidiaries” throughout this Annual Report. In December of 2002, we purchased an ownership interest in an Italian gelato company, as described more fully below.

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

In addition, we hold an option, which expires on December 19, 2004, to purchase a 17.3% membership interest in PMLLC and a 17.127% limited partnership interest in Ad Astra (the “Subsequent Interest”) for $1.5 million. Together, the Initial Interest and the Subsequent Interest would result in our holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%.

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name “Paciugo.” Throughout this Annual Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as “Paciugo.” Under the terms of the Purchase Agreement, we were to provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the “Support Services”). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we were entitled to receive an annual amount equal to the greater of $250,000 or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we began receiving monthly payments from Paciugo in the amount of $20,833, with positive cumulative differences, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. During the current fiscal year, we recorded other income of $41,666 from the provision of the Support Services to Paciugo for July and August of 2003 as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003.

Under the terms of the Purchase Agreement, we are entitled to such representation on the governing board of PMLLC (the “Board of Managers”) as is proportionate to our ownership interests therein. Effective as of December 19, 2002, PMLLC’s Board of Managers was composed of Ugo Ginatta and Cristiana Acerbi Ginatta, as the Equity Owners’ designees, and Barrett N. Wissman, as our designee. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law, and those requiring our approval, as set forth in the Purchase Agreement.

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

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in our entering into a sales agreement on January 13, 2004 (the “Sales Agreement”) with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title and interest in Ad Astra, (ii) sell and transfer to PMLLC all of our right, title and interest in PMLLC and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed Sales Price of $1.25 million (the “Sales Price”), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement was expected to take place on or about May 12, 2004, unless extended as provided for in the Sales Agreement. The closing date was extended to July 11, 2004. Ad Astra, PMLLC and the Equity Owners breached the Sales Agreement by not closing the Sales Agreement on or before this date. Accordingly, we continue to own our 33% interest in Paciugo.

Bankruptcy Proceedings

On July 30, 2001, the debtor subsidiaries filed voluntary petitions for protection under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) in order to stabilize their operations and protect their assets while attempting to reorganize their businesses.

We have set forth below a table summarizing the current status of our wholly owned subsidiaries.

			Status as of	Subject to
			September 24,	Bankruptcy Plan or
Wholly Owned Subsidiary	Date Acquired		2004(1)	Proceedings?
Novo Networks Operating Corp.	2/8/00	(2)	Inactive	Yes, Chapter 11
AxisTel Communications, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks International Services, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks Global Services, Inc.	9/22/99		Inactive	Yes, Chapter 11
Novo Networks Metro Services, Inc.	9/22/99		Inactive	Yes, Chapter 11

			Status as of	Subject to
			September 24,	Bankruptcy Plan or
Wholly Owned Subsidiary	Date Acquired		2004(1)	Proceedings?
Novo Networks Metro Services (Virginia), Inc.	9/22/99		Inactive	No
Novo Networks Media Services, Inc.	9/22/99		Inactive	No
e.Volve Technology Group, Inc.	10/19/99		Inactive	Yes, Chapter 11
Internet Global Services, Inc.	3/10/00		Inactive	Yes, Chapter 7
eVentures Holdings, LLC	9/7/99	(2)	Active(3)	No

(1)	“Active” status indicates current operations within the respective entity. “Inactive” status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

(2)	Indicates the date of incorporation, if the entity was organized by us.

(3)	This entity has no operations other than to hold certain equity interests.

As originally contemplated, the goal of the reorganization effort relating to our debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of our debtor subsidiaries’ core assets and to provide distributions to their creditors. However, based largely on the fact that our debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest, a determination was made that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization, as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by us in the amount of $200,000. Assets to be liquidated of $700,000 were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries’ assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement. We previously guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distributions to the holders of such indebtedness under the amended plan, we may be liable for some or all of this indebtedness.

In connection with the bankruptcy proceedings, we initially provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $500,000 to the liquidating trust. The current balance on the new secured note is approximately $3.3 million, which has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Plan of Operation

Prior Plan of Operation. We expended considerable time and resources in fiscal 2004 pursuing a plan of operation focused on locating, negotiating and, if possible, consummating a potential transaction for the redeployment of our remaining cash assets (a “Business Opportunity”). Unfortunately, our efforts, with the exception of Paciugo, did not result in such an outcome, with negotiations ceasing prior to the actual consummation of any of the various transactions that we have pursued to date.

Revised Plan of Operation. Considering our current cash on hand and the funding needed to satisfy our obligations for the next six months, it remains highly unlikely that we will be able to consummate a Business Opportunity with our remaining free cash assets and current capital structure, particularly when such a transaction must be capable of producing positive cash flow for us in the immediate future. We shifted our focus during our third fiscal quarter and began to pursue a revised plan of operations because of our liquidity position, our lack of a viable Business Opportunity, and our belief that under any liquidation scenario our stockholders would not receive any recovery on or value for their holdings. Given our current situation, we believe that the most beneficial transaction for our stockholders would involve the exchange a certain amount of our common stock for the equity of a privately held company that values our assets and our status as a reporting company under the Securities Exchange Act of 1934, as amended (a “Strategic Combination”). In pursuing the best Strategic Combination possible, we believe that it will be necessary to effect a Recapitalization Event. It should be noted, however, that the pursuit of a Strategic Combination is not guaranteed to benefit us or any specific holder of our equity securities. With our limited cash, the most likely form of Strategic Combination would involve a substantial portion of the consideration being paid in the form of common stock. Furthermore, a Strategic Combination may require the approval of the holders of our common stock and perhaps our outstanding preferred stock. We can offer no assurances that we could obtain such stockholder approval even if we were able to locate a suitable Strategic Combination.

During the three months ended March 31, 2004, we contemplated a possible plan of recapitalization that would have resulted in all of the holders of our preferred stock electing to convert their shares into common stock, at a negotiated and substantially reduced conversion price (a “Recapitalization Event”). Our belief is that we would be in a better position to consummate a Business Opportunity or a Strategic Combination if we were able to achieve such a Recapitalization Event. Despite significant efforts, we cannot report that we have a reasonable likelihood of completing a Business Opportunity, a Strategic Combination or a Recapitalization Event as of the date of this Annual Report.

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

On June 7, 2004, we engaged Oasis Capital Partners, LLC (“Oasis”) to serve as our financial consultant and advisor in the identification and implementation of a comprehensive merger or acquisition based upon the long-term strategic objectives as outlined above. Oasis is advising and assisting us in (i) identifying a suitable merger or acquisition candidate, (ii) completing due diligence, (iii) structuring and negotiating acceptable terms and (iv) closing the transaction.

While we continue to explore potential Strategic Combinations, including ongoing discussions with entities that might be likely candidates for such a transaction, we have not entered into any agreement or letter of intent that involves a Strategic Combination and a possible Recapitalization Event as of the date of this Annual Report. Unless we can achieve these objectives on or before December 31, 2004, we will likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code.

Business Considerations

Implementation of our plan of operation involves a number of distinct risks and uncertainties, including, without limitation, the following:

Risks Related to Our Business

We may not continue as a going concern. For the year ended June 30, 2004, we incurred a net loss of approximately $3.6 million. Further, we have no continuing operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern, and our auditor’s opinion is modified for this uncertainty. Our financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In fact, it is unlikely that we will be able to continue as a going concern past December 31, 2004, unless we receive the Sales Price from Paciugo or successfully realize a cash settlement or obtain an award in connection with the Qwest arbitration or complete a Strategic Combination.

The bankruptcies of our debtor subsidiaries could negatively affect us, perhaps materially. All of our operating subsidiaries are in the process of liquidating their assets for the benefit of their respective creditors. We have previously guaranteed certain indebtedness of one or more of these debtor subsidiaries and, depending upon the treatment of and distribution to holders of such indebtedness under the amended plan, we may be liable for some or all of this indebtedness. Furthermore, the administration of our debtor subsidiaries’ amended plan could negatively affect our relationship with our current creditors, vendors and employees. We cannot provide any assurances that we will not be negatively affected by the bankruptcy of our debtor subsidiaries, including, without limitation, as it relates to the segregation and protection of our remaining cash assets.

We will be functioning as an early stage company. As previously indicated, we have been searching for opportunities in which to deploy our remaining cash assets. As of the date of this Annual Report, we consider it highly unlikely that we will be able to locate, consummate and fund such a Business Opportunity with our remaining cash resources. However, should we be able to accomplish such a transaction, we would find ourselves in a situation where we would not have any history upon which to base an evaluation of our business and prospects on a going-forward basis. In this scenario, our prospects would need to be considered in light of the many risks, uncertainties, expenses, delays and difficulties encountered by companies adopting a new or dramatically changed business model after the failure (for whatever reason) of a prior business model. Some of the risks and difficulties we would expect to encounter if we enter into a new line of business would include, without limitation, our ability to:

•	create and successfully execute a revised business plan;

•	locate, invest in and otherwise manage a commercially viable base of suitable opportunities;

•	manage and adapt to changing operations;

•	respond effectively to competitive developments;

•	attract, retain and motivate qualified personnel, including, without limitation, those with appropriate industry experience; and

•	overcome the impact of the failure of our previous business model upon our current and future reputation.

We have severely limited resources with which to fund a modified business plan. Even if we are successful in identifying a suitable alternative Business Opportunity, significant doubt exists as to whether we would possess sufficient funds to capitalize on it. No assurances can be made that adequate levels of financing to fund any new business venture will be available at all or on acceptable terms. Any financing could involve the issuance of securities with rights superior to those of our common stockholders. The issuance of additional securities could also result in significant dilution to our existing stockholders.

We may not be able to redeploy our remaining cash assets. The time, effort and expense associated with implementing an appropriate strategy for our remaining cash assets cannot be predicted with any degree of accuracy. If we do not devote adequate time to the investigation, due diligence and negotiation of appropriate Business Opportunities or if we are precluded from doing so before our cash assets are further depleted, we may be unable to successfully redeploy our remaining cash assets. We can make no assurances that we will be successful in redeploying our remaining cash assets. Further, to the extent we are able to redeploy our remaining cash assets, we can make no assurances that our efforts will ultimately prove successful.

We will likely be unable to diversify our business risk. As of June 30, 2004, we maintained cash and cash equivalents of approximately $1.8 million. We currently anticipate that after paying current operating expenses for the six months ended December 31, 2004, we will have approximately $700,000 of remaining cash available to redeploy and to support our monthly cash requirements. We do not believe that additional funding sources will be available to us in the near term. Accordingly, the cash assets available for redeployment will be severely limited. We will likely have the ability to participate in only one Business Opportunity. A lack of diversification may subject us to a variety of economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on our continued viability.

Our stockholders will not be afforded an opportunity to approve any possible transaction. We do not intend to provide information to our stockholders regarding potential Business Opportunities that we are considering. Our Board of Directors will have the executive and voting power to unilaterally approve all corporate actions related to the redeployment of our cash assets. As a result, our stockholders will have no effective voice in decisions made by our Board of Directors, except to the extent that they are asked to approve a Strategic Combination or Recapitalization Event, and will be entirely dependent on their judgment in the selection of an appropriate Business Opportunity and the negotiation of the specific terms thereof.

We may not realize any benefit from our interest in Paciugo. As indicated above, we have become increasingly concerned about Paciugo’s market position, the industry in which it competes and its prospects for meaningful success therein. Depending on a variety of factors, most of which are beyond our control, we may determine it necessary to record additional impairment charges against our Paciugo interest in our fiscal 2005 year. It is possible that we may need to completely write-off our interest in Paciugo. To the extent an impairment of our Paciugo interest is necessary:

•	our reputation is likely to be negatively affected;

•	we may become entangled in additional disputes or litigation, which may demand management, financial and other resources not available to us; and

•	no assurances can be given that we will be able to benefit from the Paciugo interest as originally contemplated.

Equity Investments

Previously, we acquired minority positions in Internet and communications companies. As of June 30, 2004, we maintained investments in the following companies:

	% Ownership *		Accounting	Carrying Value as of
Company Name	Common	Preferred	Method	June 30, 2004
Paciugo Management LLC	33.3%	0.0%	Equity	$425,000
Gemini Voice Solutions (f/k/a PhoneFree.com)	17.2%	31.7%	Equity	—
ORB Communications & Marketing, Inc.	19.0%	100.0%	Equity	—
FonBox, Inc.	14.0%	50.0%	Equity	—
Launch Center 39	0.0%	2.1%	Cost	—
Spydre Labs	5.0%	0.0%	Cost	—

				$425,000

* The percentage ownership reflects our ownership percentage at June 30, 2004.

Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. During the second quarter of fiscal 2003, we purchased the Initial Interest in Paciugo. For further details regarding this transaction, see the section entitled “Business - General.” The Initial Interest is accounted for under the equity method. At such time, if any, as our aggregate ownership interest in Paciugo is increased to greater than 50% (such as the acquisition of the Subsequent Interest), we will use the consolidation method of accounting. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for in such a way. Under consolidation, Paciugo’s accounts will be reflected within our financial statements. As previously discussed, we do not currently anticipate exercising our option to acquire the Subsequent Interest.

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

We do not have any agreements or understandings with respect to any Business Opportunity that we currently intend to pursue. During our last fiscal year, we discussed and conducted due diligence on a variety of Business Opportunities. However, we later determined that these specific opportunities were not in our best interest, and we elected not to pursue them. We can provide no assurance that any future transaction will be completed or that, if completed, any such transaction will prove profitable or otherwise successful. Transactions of the type proposed involve a number of risks, including, without limitation, the following:

•	the potential distraction of company management;

•	the need for additional working capital;

•	our ability to manage a potentially distinct different Business Opportunity, particularly in light of our possible lack of industry experience;

•	the obligations associated with our debtor subsidiaries’ amended plan including, without limitation, the funding of the liquidating trust and the prosecution of claims against Qwest;

•	the potential impairment of our reputation and relationships; and

•	the ability to locate, consummate, fund and integrate suitable business opportunities while we maintain cash assets available for redeployment and numerous other risks and uncertainties.

For further details regarding the risks associated with the types of transactions proposed, see the section entitled “Business Considerations.”

Employees

As of June 30, 2004, we had three full-time employees. We also employ a limited number of independent contractors and temporary employees on a periodic basis. None of the employees are represented by a labor union.

Contractual Obligations and Other Commitments

As of June 30, 2004, we had the contractual obligations of $66,000 due in fiscal 2005 for our corporate office space.

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

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Annual Report because they have neither been terminated nor has there been any material developments during the fiscal year ended June 30, 2004. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the National Association of Securities Dealers-Over the Counter Bulletin Board (“OTCBB”). Our common stock has been previously listed on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) and the OTCBB as follows:

From	To	Ticker	Market
January 1, 2002	Present	NVNW	OTCBB
December 12, 2000	December 31, 2001 *	NVNW	NASDAQ
November 22, 2000	December 11, 2000	EVNT	NASDAQ
August 25, 1999	November 21, 2000	EVNT	OTCBB
Prior to August 25, 1999		ADII	OTCBB

*	Trading was halted by NASDAQ from July 30, 2001, until December 31, 2001.

The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ending	Low	High
June 30, 2004	$0.02	$0.03
March 31, 2004	0.02	0.03
December 31, 2003	0.02	0.04
September 30, 2003	0.02	0.04
June 30, 2003	0.03	0.07
March 31, 2003	0.04	0.08
December 31, 2002	0.05	0.12
September 30, 2002	0.01	0.25

Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.

As of June 30, 2004, there were 1,212 record holders of our common stock, 18 record holders of our Series B convertible preferred stock and 2 record holders of our Series D convertible preferred stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during our last fiscal year.

Dividend Policy

The holders of our common stock are entitled to receive dividends at such time and in such amounts as may be determined by our Board of Directors. However, we have not paid any dividends in the past and do not intend to pay cash dividends on our common stock for the foreseeable future. The quarterly dividends due and payable to the holders of our Series D Preferred Stock take precedence over any declarations or payments of any dividends or distributions to holders of any of our other series of preferred stock or our common stock and are accrued, in the form of additional preferred stock, on a quarterly basis in arrears.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

	Fiscal Year Ended June 30,
	2004	2003	2002
Revenues	$—	$—	$10,486,982
Operating expenses:
Direct costs	—	—	14,614,766
Selling, general and administrative expenses	2,153,187	3,205,607	14,750,870
Impairment loss	1,582,801	—	2,400,543
Depreciation and amortization	125,036	149,567	1,370,958

	3,861,024	3,355,174	33,137,137

Loss from operations, before other (income) expense	(3,861,024)	(3,355,174)	(22,650,155)
Other (income) expense
Interest income	(23,368)	(109,571)	(397,370)
Interest expense	—	—	466,965
Loss in equity investments	247,722	509,228	1,720,000
Foreign currency loss	—	—	98,135
Net gain on liquidation of debtor subsidiaries	(313,500)	(900,500)	(16,074,355)
Other (income) expense	(138,894)	(62,563)	(668,993)

	(228,040)	(563,406)	(14,855,618)

Net loss	(3,632,984)	(2,791,768)	(7,794,537)
Series D preferred dividends	(709,011)	(653,175)	(603,432)

Net loss allocable to common shareholders	$(4,341,995)	$(3,444,943)	$(8,397,969)

Net loss per share - (basic and diluted)	$(0.08)	$(0.07)	$(0.16)

Weighted average number of shares outstanding - (basic and diluted)	52,323,701	52,323,701	52,323,701

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes found on pages F-1 to F-33 of this Annual Report.

Operations Summary

For the year ended June 30, 2004, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we consummate a Business Opportunity or Strategic Combination. We cannot predict when or if we will be successful in such a new business venture or other potential Business Opportunities that we may consider, if any.

During fiscal 2004, we received $41,666 from Paciugo for the provision of Support Services. For further details regarding the Support Services, see Item 1 entitled “Business – General”, above. During fiscal 2002, revenues were generated from operations of two of our debtor subsidiaries: AxisTel and e.Volve. e.Volve’s only significant customer was Qwest, which accounted for approximately 70% of consolidated revenues for the year ended June 30, 2002. Subsequent to December 31, 2001, AxisTel and e.Volve ceased all operations, and as part of our debtor subsidiaries’ amended plan, substantially all of the assets associated with such services were liquidated.

We currently anticipate that we will not have any revenue from telecommunications or any other services unless or until we are able to redeploy our remaining cash assets in a Business Opportunity or Strategic Combination.

Basis of Presentation

The accompanying consolidated financial statements for the year ended June 30, 2004, include our accounts and the accounts of our subsidiaries not in liquidation. The debtor subsidiaries assets and liabilities were deconsolidated effective June 30, 2002.

For us and our subsidiaries not involved in the bankruptcy plan administration process, the financial statements, consisting primarily of cash, investments and office equipment, have been prepared in accordance with generally accepted accounting principles. The assets and liabilities of our debtor subsidiaries have been deconsolidated, as the liquidating trust controls the assets of these entities. During the year ended June 30, 2002, all of the revenues and direct costs reflected in our consolidated financial statements resulted from the operations of e.Volve and AxisTel.

Revenues. Historically, we derived substantially all of our consolidated revenues from the sale of telecommunications services of AxisTel and e.Volve. We do not expect to generate any revenues from operations until such time, if any, we successfully redeploy some or all of our remaining cash assets in a Business Opportunity or Strategic Combination, if at all.

Direct Costs. Historically, direct costs included per minute termination charges, lease payments and fees for fiber optic cable.

Selling, General and Administrative Expenses. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries on an hourly basis pursuant to an administrative services agreement with the liquidating trust approved by the Delaware Bankruptcy Court. As of June 30, 2004, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $653,000 that is fully reserved in our financial statements due to the uncertainty surrounding the collection of the receivable. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest arbitration.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment and amortization of leasehold improvements. Due to significant impairment losses recorded during fiscal years 2002 and 2001, and the deconsolidation of our debtor subsidiaries, our depreciation and amortization costs have decreased significantly, and we do not expect these costs to increase in the near term.

Loss in equity investments. Loss in equity investments results from our minority ownership interests in various subsidiaries that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 1 entitled “Business - General,” above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. As mentioned previously, our minority interests, other than Paciugo, are either winding up their affairs or liquidating. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses and will continue to record our proportionate share of those operating losses. On February 14, 2003, ORB filed for protection under Chapter 7 of the Bankruptcy Code, and in August of 2003, Gemini Voice obtained the approval of its stockholders to begin the process of winding up its affairs.

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

Other Income. Other income results from the Support Services we provided to Paciugo, pursuant to the Purchase Agreement. There can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due since September of 2003 due to disagreements between us and Paciugo regarding the Support Services. For further details regarding the payments, see Item 1 entitled “Business – General”, above. Other income also results from the administrative services we provided to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The administrative services agreement with our debtor subsidiaries initially dictated that our debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to our debtor subsidiaries, paid us $40,000 per month for some of the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to our debtor subsidiaries on a per hour basis. Due to the uncertainty surrounding the collection of this receivable, it has been fully reserved in our financial statements.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

Revenues. No revenues were generated during fiscal 2004 and 2003.

We do not expect to generate any revenues from operations until such time, if any, we successfully redeploy some or all of our remaining cash assets in a Business Opportunity or Strategic Combination, if at all. No assurances can be given that we will generate revenues from operations in the future.

Direct Costs. No direct costs were incurred during fiscal 2004 and 2003, as we currently have no operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 31% or $1.0 million during fiscal 2004 to $2.2 million from $3.2 million in fiscal 2003. The decrease in selling, general and administrative expenses during fiscal 2004 resulted primarily from (i) downsizing of the workforce, (ii) the termination of operations as a result of the various bankruptcy proceedings, (iii) the reduction in professional fees relating to the bankruptcy plan administrative process and (iv) an overall reduction of overhead related to office rent, telephone, office expenses and travel and entertainment.

Selling, general and administrative expenses for the fiscal year ended June 30, 2004, consisted primarily of approximately (i) $532,000 of salaries and benefits, (ii) $680,000 of legal and professional fees, (iii) $589,000 of business insurance and (iv) $352,000 of other operating expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2003, consisted primarily of approximately (i) $972,000 of salaries and benefits, (ii) $756,000 of legal and professional fees, (iii) $510,000 of bad debt expense, (iv) $106,000 of office rent, (v) $586,000 of business insurance and (vi) $244,000 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $125,000 per month until such time, if any, as we choose to redeploy our remaining cash assets.

Impairment Loss. We recorded an impairment loss of $1.6 million in fiscal 2004 on our Paciugo interest as compared to none during fiscal 2003. Initially, we impaired our interest in Paciugo during the second quarter of fiscal 2004 by $758,000 to decrease our carrying value to the Sales Price in the Sales Agreement, see Item 1 entitled “Business – General”. We further impaired our interest by another $825,000 in the fourth quarter of fiscal 2004 to an amount equal to our portion of the net book value of Paciugo when we determined that the Sales Price in the Sales Agreement would not be received.

Depreciation and Amortization. Depreciation recorded on fixed assets during fiscal 2004, totaled approximately $125,000, as compared to approximately $150,000 for fiscal 2003. We expect our depreciation expense to remain relatively constant until such time, if any, as we choose to redeploy our remaining cash assets.

Interest Income. We recorded interest income from cash investments of $23,000, as compared to approximately $110,000 for fiscal 2003. The decrease in interest income is due to decreased cash balances.

Equity in Loss of Investments. Loss in equity investments results from our minority ownership interests in various subsidiaries that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 1 entitled “Business - General,” above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. As mentioned previously, our minority interests, other than Paciugo, are either winding up their affairs or liquidating. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses and will record our proportionate share of those operating losses.

Net Gain on Liquidation of Debtor Subsidiaries. During fiscal 2004, we recorded a net gain on liquidation of debtor subsidiaries of approximately $314,000 as compared to $901,000 in fiscal 2003, both related to a reduction of estimated liquidation costs for the debtor subsidiaries.

Other (income) expense. During fiscal 2004, we recorded other income of approximately $139,000 compared to other income, net of other expense of approximately $63,000 in fiscal 2003. Other income for fiscal 2004, consisted primarily of monthly payments of $20,833 from Paciugo for the provision of the Support Services for July and August of 2003 and the elimination of an accrual for certain state franchise taxes. Other income for fiscal 2003 consists of payments of $20,833 per months beginning in January of 2003 from Paciugo less state franchise tax accruals. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due since September of 2003 due to disagreements between us and Paciugo regarding these monthly payments see Item 1 entitled “Business – General”, above.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Revenues. Revenues in fiscal 2003 were zero, or a 100% decrease from $10.5 million in fiscal 2002. No revenue was generated for the fiscal 2003 because of (i) the termination of operations of our debtor subsidiaries, which historically provided all significant revenues for us through December 2001 and (ii) uncertainty surrounding our plans to explore other opportunities. Prior to the elimination of our operations, fiscal 2002 revenues were generated through the sale of: (i) 97% voice services and (ii) 3% broadband services.

During fiscal 2002, our subsidiaries transmitted approximately 134 million minutes. The average revenue per minute was approximately $0.08.

Direct Costs. Direct costs were zero in fiscal 2003 as compared to $14.6 million during fiscal 2002. The decrease resulted from ceasing operations during fiscal 2002. As a percentage of revenues, direct costs during fiscal 2002 were 139%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 78% or $11.6 million during fiscal 2003 to $3.2 million from $14.8 million in fiscal 2002. The decrease in selling, general and administrative expenses during fiscal 2003 resulted primarily from (i) downsizing of the workforce, (ii) closing facilities, (iii) termination of operations as a result of the various bankruptcy proceedings and (iv) a decrease in professional fees.

Impairment Loss. We recorded no impairment loss in fiscal 2003 as compared to $2.4 million during fiscal 2002. During fiscal 2002, we completely impaired our investment in ORB due to a negative liquidation analysis.

Depreciation and Amortization. Depreciation recorded on fixed assets during the fiscal 2003 totaled $150,000 compared to $1.4 million in fiscal 2002. Reduced depreciation expense during fiscal 2003 is the result of liquidation accounting for our debtor subsidiaries during fiscal 2002, where the assets of the debtor subsidiaries were impaired and subsequently written off.

Interest Income and Expense. We recorded interest income of approximately $110,000 in fiscal 2003 compared to interest income of approximately $397,000 in fiscal 2002. The decrease in interest income is due to lower cash balances during fiscal 2003. We recorded no interest expense in fiscal 2003 as compared to $467,000 in fiscal 2002. The lower interest expense is the result of liquidation accounting for our debtor subsidiaries during fiscal 2002.

Loss in Equity Investments. Equity in loss of investments resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each investment’s operating losses is included in equity in loss of investments. Equity in loss of investments was $509,000 in fiscal 2003 and $1.7 million during fiscal 2002. The fiscal 2003 loss is associated with our interest in Paciugo for the six months ended June 30, 2003, and our fiscal 2002 loss primarily resulted from our 22% equity interest in Gemini Voice. We anticipate that our investment in Paciugo that is accounted for under the equity method will continue to recognize operating losses, which will result in future charges to earnings as we record our proportionate share of such losses.

Net Gain on Liquidation of Debtor Subsidiaries. In fiscal 2003, we recorded a gain on liquidation of debtor subsidiaries of $901,000 related to an adjustment to an accrual that had previously estimated the costs of the liquidating trust. During fiscal 2002, we recorded a net gain on liquidation of debtor subsidiaries of $16.1 million related to (i) a write down of long-lived assets of $8.1 million, (ii) an accrual estimate of $500,000 for the costs of liquidating substantially all of the assets of the debtor subsidiaries, (iii) $1.5 million in cash expenditures to settle administrative claims associated with the bankruptcy, (iv) a gain on the write off of capital lease obligations of $7.7 million, (v) a gain on the write off of debtor subsidiary net liabilities of $17.8 million under liquidation accounting and (vi) a gain of $700,000 from the deconsolidation of the debtor subsidiaries net liabilities.

Other (income) expense. In fiscal 2003, we recorded other income of $62,500 related to payments from Paciugo of $20,833 per month, beginning in January of 2003, less state franchise tax accruals. During fiscal 2002, we recorded other income, net of other expense of approximately $669,000. The net gain recorded in fiscal 2002 is related to a $378,000 gain on the receipt of liquidation investment proceeds from Launch Center 39, an investment written off in the prior fiscal year, and a $263,000 net gain on the sale of our indirect non-debtor subsidiary, e.Volve de Mexico.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had consolidated current assets of $2.1 million, including, without limitation, cash and cash equivalents of approximately $1.8 million and net working capital of $1.9 million. Historically, we have funded our subsidiaries’ operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements, (iv) expenses related to the bankruptcy plan administration process and (v) the Qwest arbitration. Due to our financial performance, the lack of stability in the capital markets and the economy’s downturn, our only current source of funding is expected to be cash on hand.

Effectively, our only ability to satisfy our current obligations is our cash on hand. Our current obligations include funding our working capital, and the Qwest arbitration. We estimate that it will take approximately $1.0 million of our remaining cash to satisfy these obligations for the next six months. This would leave us with approximately $700,000 of cash available for use in any potential transaction for the redeployment of our remaining cash assets in a Business Opportunity or Strategic Combination. In the event we expend all of our $700,000 on a Business Opportunity or Strategic Combination and achieve no return or cash flow from that transaction before December 31, 2004, or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. We believe that under any liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

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

The net cash provided by or used in operating, investing and financing activities for the years ended June 30, 2004, 2003 and 2002, respectively, is summarized below:

Cash used in operating activities in fiscal 2004 totaled approximately $2.2 million as compared to approximately $3.5 million in fiscal 2003 and $6.2 million in fiscal 2002. During fiscal 2004, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $2.0 million, and a decrease of $144,000 in prepaid expenses. In fiscal 2003, cash flow used by operating activities resulted from operating losses, net of non-cash charges, totaling $2.5 million, an increase in a note receivable and other receivables for funding the debtor subsidiaries bankruptcy proceedings of $510,000 and the reductions in accrued expenses of $445,000. During fiscal 2002, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling $10.9 million, an decrease in accounts receivable of $3.6 million, increase in prepaid expenses of $318,000, decrease in restricted cash of $186,000, a net increase in accounts payable and accrued liabilities of $8.3 million.

Net cash used in investing activities in fiscal 2004 was zero. Net cash used in investing activities was approximately $2.5 million in fiscal year 2003. Net cash provided by investing activities was approximately $471,000 in fiscal 2002. Cash flows used in investing activities in fiscal 2003 consisted primarily of our acquisition of the Initial Interest in Paciugo. Investing activities in fiscal 2002 consisted primarily of a distribution from an investment of approximately $391,000.

Cash flows from financing activities were zero in fiscal 2004 and fiscal 2003. Cash flows used by financing activities totaled $1.1 million in fiscal 2002 and consisted of capital lease payments.

Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. They do not include any adjustments that might result should we be unable to continue as a going concern, and no assurances can be given that we will continue as a going concern. In fact, it is unlikely that we will be able to continue as a going concern past December 31, 2004, unless we receive the Sales Price from Paciugo or successfully realize a cash settlement or obtain an award in connection with the Qwest arbitration or complete a Strategic Combination.

Our independent accountants have included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2004, which states that although our financial statements have been prepared assuming that we will continue as a going concern, substantial doubt exists as to our ability to do so.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. At June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls their assets.

EFFECTS OF INFLATION

We do not believe that the businesses of our subsidiaries are impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $1.8 million at June 30, 2004. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 to F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting during our fiscal fourth quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 will be set forth under the caption “Election of Directors” in our 2004 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption “Executive Compensation and Other Matters” in our 2004 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 will be set forth under the caption “Security Ownership of Directors, Management and Principal Stockholders” in our 2004 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2004, and which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our 2004 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30 2004, and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

1. Financial Statements:

Our Consolidated Financial Statements of as of June 30, 2004, 2003 and 2002

2. Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts and Reserves

3. Exhibits

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
2.1	Proposed Disclosure Statement with respect to the Joint Plan by AxisTel Communications, Inc., its Affiliated Debtors and Novo Networks, Inc. dated December 31, 2001	10-Q	2/14/02	2.1

2.2	Joint Plan of Liquidation by and between AxisTel Communications, Inc., Novo Networks Global Services, Inc., Novo Networks, International Services, Inc., e.Volve, Technology Group, Inc., Novo Networks Operating Corp., Novo Networks Metro services, Inc., and Novo Networks, Inc. dated December 31, 2001	10-Q	2/14/02	2.2

3.1	Amended and Restated Certificate of Incorporation of eVentures Group, Inc.	10-Q	5/15/2000	3.1

3.2	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock, dated October 14, 1999.	10	12/20/1999	3.6

3.3	Certificate of Designation of Rights, Preferences and Privileges Series B Convertible Preferred Stock, dated as of November 10, 1999	10	12/20/1999	3.7

3.4	Certificate of Amendment, dated as of December 15, 1999, to the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock.	10	12/20/1999	3.8

3.5	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, dated as of February 22, 2000.	10/a	3/8/2000	3.9

3.6	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 13, 2000.	10-Q	2/14/2001	3.1

3.7	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 11, 2000.	10-Q	2/14/2001	3.2

3.8	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock, filed on December 5, 2000.	10-Q	2/14/2001	4.1

3.9	Amended and Restated By-Laws of eVentures Group, Inc.	10-Q	5/15/2000	3.2

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH

		FORM	DATE	NUMBER
4.1	Registration Rights Agreement, dated as of September 22, 1999, among the Registrant and the persons and entities set forth on Schedule 1 thereto (the “First Registration Rights Agreement).	8-K	10/7/1999	4.1

4.2	Addendum to the First Registration Rights Agreement, dated as of October 19, 1999, among eVentures Group, Inc., the persons set forth n Schedule 1 thereto and the other parties to the First Registration Rights Agreement.	10/A	3/8/2000	4.2

4.3	Registration Rights Agreement, dated as of November 24, 1999, between eVentures Group, Inc. and the person and entities signatories thereto, as holders of shares of Series B Convertible Preferred Stock.	10/A	3/8/2000	4.3

4.4	Letter Agreement, dated December 15, 1999, to the parties to the Registration Rights Agreement dated as of September 27, 1999.	10/A	3/8/2000	4.4

4.5	Registration Rights Agreement, dated as of December 31, 1999, between eVentures Group, Inc. and the persons and entities signatories thereto, as holders of shares of Series C Convertible Preferred Stock.	10/A	3/8/2000	4.5

4.6	Registration Rights Agreement, dated as of March 10, 2000, among eVentures Group, Inc. and the persons and entities listed on Schedule 1 thereto.	8-K	3/27/2000	4.1

4.7	Registration Rights Agreement, dated as of April 4, 2000, by and among eVentures Group, Inc. and the signatories thereto.	10-Q	5/15/2000	4.2

4.8	Registration Rights Agreement, dated as of May 26, 2000, by and among eVentures Group, Inc., Andrew Pakula and Laura Berland.	10-K	9/28/2000	4.8

4.9	Registration Rights Agreement, dated as of June 16, 2000, between eVentures Group, Inc. and U.S. Telesource.	10-K	9/28/2000	4.9

4.10	Registration Rights Agreement, dated as of December 5, 2000, among Rock Creek Partners, II, Ltd., CB Private Equity Partners L.P. and eVentures Group, Inc.	10-Q	2/14/2001	10.1

9.1	Voting Agreement, dated as of December 5, 2000, among Rock Creek Partners II, Ltd, CB Private Equity Partners L.P. and eVentures Group, Inc.	10-Q	2/14/2001	9

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.1	Securities Purchase Agreement, dated as of June 11, 1998, among Orix Global Communications, Inc., certain of its shareholders and the purchasers named thereunder and Exhibits thereto.	10/A	3/8/2000	10.1

10.2	Debenture, dated as of June 11, 1998.	10	12/20/1999	10.2

10.3	Letter Agreement, dated as of August 19, 1998 between Orix Global Communications and Infinity Investors Limited.

10.4	Debenture, dated as of August 19, 1998.	10	12/20/1999	10.4

10.5	Letter Agreement, dated as of February 9, 1999 between Orix Global Communications and Infinity Investors Limited.	10	12/20/1999	10.5

10.6	Debenture, dated as of February 9, 1999.	10	12/20/1999	10.6

10.7	Letter Agreement, dated as of April 15, 1999 among Orix Global Communications, Inc., Infinity Investors Limited and the Founders (as defined therein).	10	12/20/1999	10.7

10.8	Amended and Restated Debenture, dated as of April 15, 1999.	10	12/20/1999	10.8

10.9	Letter Agreement, dated as of April 29, 1999 between Orix Global Communications and Infinity Investors Limited.	10	12/201999	10.9

10.10	Debenture, dated as of April 29, 1999.	10	12/20/1999	10.10

10.11	Letter Agreement, dated as of April 30, 1999, between Orix Global Communications, Inc. and Infinity Investors Limited.	10	12/20/1999	10.11

10.12	Debenture, dated as of April 30, 1999.	10	12/20/1999	10.12

10.13	Note, dated as of August 20, 1999.	10/A	3/8/2000	10.13

10.14	Promissory Note, dated as of March 2, 2000.	10/A	3/8/2000	10.14

10.15	Warrant Agreement, dated as of March 2, 2000, between i2v2.com Inc. and eVentures Group, Inc.	10/A	3/8/2000	10.15

10.16	Lease Agreement, dated December, 1998, between AxisTel International, Inc. and Evergreen America Corporation.	10	12/20/1999	10.13

10.17	Lease Agreement, dated November 24, 1997, between Orix Global Communications, Inc. and Trust F/3959 of Banco del Atlantico.	10	12/20/1999	10.14

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.18	Assignment Agreement, dated April 1, 1998, among Orix Global Communications, Inc., Latin Gate de Mexico S.A. de C.V. and Trust F/3959 of Banco del Atlantico.	10	12/20/1999	10.15

10.19	Letter Agreement, dated April 3, 2000, between Marcus & Partners, L.P. and eVentures Group, Inc.	10-K	9/28/2000	10.26

10.20	Guaranty Agreement by eVentures Group, Inc. as inducement to Telecommunications Finance Group to provide a lease to AxisTel Communications, Inc., dated as of October 13, 1999.	10	12/20/1999	10.20

10.21	Amended and Restated 1999 Omnibus Securities Plan, dated as of September 22, 1999. (compensatory agreement)	10/A	3/8/2000	10.23

10.22	Employment Agreement, dated as of April 4, 2000, between eVentures Group, Inc. and Daniel J. Wilson. (compensatory agreement)	10-Q	5/15/2000	10.5

10.23	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Daniel J. Wilson, dated as of September 25, 2000.	10-Q	11/14/2000	10.2

10.24	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Daniel J. Wilson. (compensatory agreement)	10-Q	5/15/2000	10.6

10.25	Employment Agreement, dated as of April 4, 2000, between eVentures Group, Inc. and Chad E. Coben. (compensatory agreement)	10-Q	5/15/2000	10.7

10.26	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Chad E. Coben, dated as of September 25, 2000.	10-Q	11/14/2000	10.5

10.27	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Chad E. Coben. (compensatory agreement).	10-Q	5/15/2000	10.8

10.28	Employment Agreement, dated as of April 4, 2000, between eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement).	10-Q	5/15/2000	10.9

10.29	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement).	10-Q	5/15/2000	10.10

10.30	Employment Agreement, dated as of April 17, 2000, between eVentures Group, Inc. and Susie C. Holliday. (compensatory agreement).	10-Q	5/15/2000	10.13

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.31	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Susie C. Holliday, dated as of September 25, 2000.	10-Q	11/14/2000	10.6

10.32	Stock Option Agreement, dated as of April 17, 2000 between eVentures Group, Inc. and Susie C. Holliday. (compensatory agreement).	10-Q	5/15/2000	10.14

10.33	Amendment to Non-Qualified Stock Option Agreement between eVentures Group, Inc. and Susie C. Holliday, dated October 2, 2000.	10-Q	11/14/2000	10.7

10.34	Employment Agreement, dated as of March 10, 2000, between IGS Acquisition Corporation and David N. Link. (compensatory agreement).	10-K	9/28/2000	10.44

10.35	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and David N. Link, dated as of September 25, 2000.	10-Q	11/14/2000	10.8

10.36	Common Stock Subscription Agreement, dated as of April 4, 2000, by and among eVentures Group, Inc. and the signatories thereto.	10-Q	5/15/2000	10.15

10.37A	Form of New Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.49A

10.37B	Schedule of Parties to New Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.49B

10.38A	Form of Incumbent Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.50A

10.38B	Schedule of Parties to Incumbent Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.50B

10.39	Securities Purchase Agreement, dated as of May 3, 2000, by and among PhoneFree.com, Inc. and the purchasers listed on Schedule A attached thereto.	10-Q	5/15/2000	10.23

10.40	Issuer Option Agreement, dated as of April 10, 2000, between eVentures Group, Inc. and Samuel L. Litwin. (compensatory agreement).	10-Q	5/15/2000	10.16

10.41	Issuer Option Agreement, dated as of April 10, 2000, between eVentures Group, Inc. and Mitchell C. Arthur. (compensatory agreement)	10-Q	5/15/2000	10.17

10.42	2001 Equity Incentive Plan	10-Q	5/15/2000	10.1

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
	Employment Agreement, dated as of July 17, 2001, between Novo Networks Operating Corp. and Steven R. Loglisci.	10-K	9/28/2001	10.42

	Consulting Agreement, dated as of July 30, 2001, between Novo Networks Operating Corp. and John L. Higgins.	10-K	9/28/2001	10.42

	Employment Agreement, dated as of March 10, 2000, between IGS Acquisition Corporation and Patrick G. Mackey. (compensatory agreement)	10-K	9/28/2001	10.42

	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Patrick G. Mackey, dated as of September 25, 2000.	10-K	9/28/2001	10.42

	Amendment No. 2 to Employment Agreement between Novo Networks, Inc. and Patrick G. Mackey, dated as of January 10, 2001.	10-K	9/28/2001	10.42

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
	Credit and Guaranty Agreement dated as of August 9, 2001 among AxisTel Communications, Inc., a corporation organized and existing Under the laws of Delaware and a debtor and debtor-in-possession (“AxisTel”), Novo Networks Global Services, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession (“NNGS”), Novo Networks International Services, Inc., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession (“NNIS”), and e.Volve Technology Group, Inc., a corporation organized and existing under the laws of Nevada and a debtor and debtor-in-possession (“e.Volve”), Novo Networks Operating Corp., a corporation organized and existing under the laws of Delaware and a debtor and debtor-in-possession (“NNOC” and collectively with AxisTel, NNGS, NNIS and e.Volve, the “Borrowers”), Novo Networks (UK) Ltd., a corporation organized and existing under the laws of the United Kingdom (“NNL”), Web2dial Communications, Inc., a corporation organized and existing under the laws of Delaware (“Web2Dial”), Servicios Profesionales J.R.J.S., S.A. DE C.V., a corporation organized and existing under the laws of Mexico (“Servicios”), Novo Networks Metro Services, Inc., a corporation organized and existing under the laws of Delaware (“NNMS”), Novo Networks Media Services, Inc., a corporation organized and existing under the laws of Delaware (“NNMedia”), Novo Networks Metro Services (Virginia), Inc., a corporation organized and existing under the laws of Virginia (“NNMSV”), and e.Volve Technology Group De Mexico, S.A. DE C.V., a corporation organized and existing under the laws of Mexico (“EGM” and collectively with NNL, Web2Dial, Servicios, NNMS, NNMedia and NNMSV, the “Guarantors”), and Novo Networks, Inc., a corporation organized and existing under the laws of Delaware (the “Lender”).	10-K	9/28/2001	10.42

10.43	Switched Services Agreement, dated April 29, 1998, by and between Orix Global Communications, Inc. and Qwest Communications Corporation.	10-K/A	2/19/02	10.43

10.44	Carrier Service Agreement for International Terminating Traffic, dated September 17, 1998, by and between Qwest Communications Corporation and Orix Global Communications, Inc.	10-K/A	2/19/02	10.44

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.45	Qwest Communications Corporation Carrier Service Agreement, dated April 12, 1999, by and between Qwest Communications Corporation and Orix Global Communications, Inc.	10-K/A	2/19/02	10.45

10.46	IRU Agreement, dated September 30, 1999, by and between Qwest Communications Corporation and e.Volve Technologies.	10-K/A	2/19/02	10.46

10.47	Amendment No. 1 to IRU Agreement, dated June 16, 2000, by and between Qwest Communications Corporation, e.Volve Technologies and AxisTel Communications, Inc.	10-K/A	2/19/02	10.47

10.48	Letter Agreement, dated June 19, 2000, by and between Qwest Communications Corporation and AxisTel Communications, Inc.	10-K/A	2/19/02	10.48

10.49	Purchase Agreement by and among Novo Networks, Inc., Paciugo Management LLC, Ad Astra Holdings LP, Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta	8-K	1/03/03	10.1

10.50	Amendment No. 2 to That Certain Agreement Between Barrett N. Wissman and Novo Networks, Inc. dated April 4, 2000.	10-Q	5/15/03	10.1

10.51	Nonqualified Stock Option Agreement between the Registrant and Barrett N. Wissman	10-Q	5/15/03	10.1

10.52	Nonqualified Stock Option Agreement between the Registrant and Steven W. Caple	10-Q	5/15/03	10.2

10.53	Nonqualified Stock Option Agreement between the Registrant and Jan Robert Horsfall	10-Q	5/15/03	10.3

10.54	Nonqualified Stock Option Agreement between the Registrant and John Stevens Robling	10-Q	5/15/03	10.4

10.55	Nonqualified Stock Option Agreement between the Registrant and Russell W. Beiersdorf	10-Q	5/15/03	10.5

10.56	Nonqualified Stock Option Agreement between the Registrant and Patrick Mackey	10-Q	5/15/03	10.6

10.57	Nonqualified Stock Option Agreement between the Registrant and Susie C. Holliday	10-Q	5/15/03	10.7

10.58	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and Barrett N. Wissman	10-Q	5/17/07	10.1

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.59	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and John Stevens Robling, Jr.	10-Q	5/17/04	10.2

10.60	Non-Qualified Stock Option Agreement dated February 27, 2004 between Novo Networks, Inc. and Russell W. Beiersdorf	10-Q	5/17/04	10.3

21.1	Subsidiaries of Novo Networks, Inc.				X

23.1	Consent of Grant Thornton LLP				X

23.2	Consent of Grant Thornton LLP				X

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

(b)	On June 7, 2004, we filed a Current Report on Form 8-K to announce the engagement of Oasis Capital Partners, LLC to serve as a financial consultant and advisor in the identification and implementation of a comprehensive merger or acquisition based upon our long-term strategic objectives.

On July 9, 2004, we filed a Current Report on Form 8-K to announce the appointment of Peter J. Mixter as a Class I Director. Mr. Mixter was selected to fill the vacancy left by the resignation of Russell W. Beiersdorf, who stepped down as a Class I Director on May 11, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas, on the 24th day of September, 2004.

Novo Networks, Inc.

By:	/s/ Steven W. Caple

Name: Steven W. Caple
Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Steven W. Caple	President	September 24, 2004
(Principal Executive Officer)
Steven W. Caple

/s/ Patrick G. Mackey	Senior Vice President (Principal Financial and Accounting Officer)	September 24, 2004
Patrick G. Mackey

/s/ Barrett N. Wissman	Chairman and Director	September 24, 2004

Barrett N. Wissman

/s/ Peter J. Mixter	Director	September 24, 2004

Peter J. Mixter

/s/ John Stevens Robling, Jr.	Director	September 24, 2004

John Stevens Robling, Jr.

NOVO NETWORKS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Novo Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of Novo Networks, Inc. and subsidiaries (a Delaware corporation) as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novo Networks, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 2 to the financial statements, the Company has no operations and no sources of capital to fund business opportunities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Grant Thornton LLP

Dallas, Texas
August 27, 2004

NOVO NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,764,370	$3,894,081
Note receivable and other receivables, net of allowance ($4,076,636 - 2004 and 2003)	—	—
Prepaid expenses	387,437	441,940

	2,151,807	4,336,021

NON-CURRENT ASSETS
Prepaid expenses	225,000	26,736
Deposits	5,745	5,745
Property and equipment, net	254,746	379,783
Equity investments	425,000	2,255,523

	910,491	2,667,787

	$3,062,298	$7,003,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$49,207	$5,935
Accrued expenses	144,646	496,443
Customer deposits	2,000	2,000

	195,853	504,378

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00002 par value, $1,000 liquidation preference per share, authorized 25,000,000 for 2004 and 2003, issued and outstanding 13,605 and 27,480 for 2004 and 2003, liquidation value - $13,605,000 and $27,480,000 for 2004 and 2003	—	—
Common stock, $0.00002 par value, authorized 200,000,000 for 2004 and 2003, issued and outstanding, 52,323,701 for 2004 and 2003	1,050	1,050
Additional paid-in capital	257,874,065	257,165,054
Accumulated deficit	(255,008,670)	(250,666,674)

	2,866,445	6,499,430

	$3,062,298	$7,003,808

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2004	2003	2002
Revenues	$—	$—	$10,486,982
Operating expenses:
Direct costs	—	—	14,614,766
Selling, general and administrative expenses	2,153,187	3,205,607	14,750,870
Impairment loss	1,582,801	—	2,400,543
Depreciation and amortization	125,036	149,567	1,370,958

	3,861,024	3,355,174	33,137,137

Loss from operations, before other (income) expense	(3,861,024)	(3,355,174)	(22,650,155)
Other (income) expense
Interest income	(23,368)	(109,571)	(397,370)
Interest expense	—	—	466,965
Loss in equity investments	247,722	509,228	1,720,000
Foreign currency loss	—	—	98,135
Net gain on liquidation of debtor subsidiaries	(313,500)	(900,500)	(16,074,355)
Other (income) expense	(138,894)	(62,563)	(668,993)

	(228,040)	(563,406)	(14,855,618)

Net loss	(3,632,984)	(2,791,768)	(7,794,537)
Series D preferred dividends	(709,011)	(653,175)	(603,432)

Net loss allocable to common shareholders	$(4,341,995)	$(3,444,943)	$(8,397,969)

Net loss per share - (basic and diluted)	$(0.08)	$(0.07)	$(0.16)

Weighted average number of shares outstanding - (basic and diluted)	52,323,701	52,323,701	52,323,701

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional
					Paid-in	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
Balance, June 30, 2001	26,395	$—	52,323,701	$1,050	$255,908,447	$(238,823,763)	$(439,438)	$16,646,296
Amortization of deferred compensation	—	—	—	—	—	—	407,494	407,494
Series D Preferred Stock dividends	444	—	—	—	603,432	(603,432)	—	—
Net loss	—	—	—	—	—	(7,794,537)	—	(7,794,537)

Balance, June 30, 2002	26,839	—	52,323,701	1,050	256,511,879	(247,221,732)	(31,944)	9,259,253
Amortization of deferred compensation	—	—	—	—	—	—	31,944	31,944
Series D Preferred Stock dividends	641	—	—	—	653,175	(653,175)	—	—
Net loss	—	—	—	—	—	(2,791,768)	—	(2,791,768)

Balance, June 30, 2003	27,480	—	52,323,701	1,050	257,165,054	(250,666,675)	—	6,499,429
Series C Preferred Stock cancelled	(14,570)	—
Series D Preferred Stock dividends	695	—	—	—	709,011	(709,011)	—	—
Net loss	—	—	—	—	—	(3,632,984)	—	(3,632,984)

Balance, June 30, 2004	13,605	$—	52,323,701	$1,050	$257,874,065	$(255,008,670)	$—	$2,866,445

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,632,984)	$(2,791,768)	$(7,794,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,036	149,567	1,370,958
Other non-cash charges and credits:
Stock-based compensation	—	31,944	407,493
Bad debt expense	—	510,281	5,895,989
Loss in equity investments	247,722	509,228	1,720,000
Loss on sale of property and equipment	—	(1,661)	69,907
Impairment loss	1,582,801	—	2,400,543
Write off of VAT receivable	—	—	1,405,929
Net gain on liquidation of debtor subsidiaries	(313,500)	(900,500)	(16,074,355)
Gain on sale of subsidiary	—	—	(268,853)
Change in operating assets and liabilities:
Accounts receivable	—	—	(3,585,608)
Note receivable and other receivables	—	(510,282)	(167,310)
Prepaid expenses	(143,761)	(6,199)	317,765
Restricted cash	—	—	(186,070)
Accounts payable	43,272	(22,400)	9,613,825
Accrued expenses	(38,297)	(444,522)	(1,160,425)
Accrued interest payable	—	—	115,688
Customer deposits and deferred revenues	—	—	(257,693)

Net cash used in operating activities	(2,129,711)	(3,476,311)	(6,176,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits received	—	—	17,335
Purchase of property and equipment	—	(11,633)	(77,110)
Sale of property and equipment	—	10,720	241,605
Net cash resulting from dispositions	—	—	(102,300)
Distributions from (investments in) investments	—	(2,500,000)	391,478

Net cash provided by (used in) investing activities	—	(2,500,913)	471,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	—	(1,119,486)

Net cash used in financing activities	—	—	(1,119,486)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,129,711)	(5,977,224)	(6,825,232)
CASH AND CASH EQUIVALENTS, beginning of year	3,894,081	9,871,305	16,696,537

CASH AND CASH EQUIVALENTS, end of year	$1,764,370	$3,894,081	$9,871,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$—	$—	$496,839

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

(a) General

The company now known as Novo Networks (“Novo”, “we”, “us” and “our”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. During the Fall of 1999, eVentures completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. (“e.Volve”) and AxisTel Communications, Inc. (“AxisTel”), and made a strategic investment in Gemini Voice Solutions, Inc. (“Gemini Voice”), formerly PhoneFree.com, Inc. During the Spring of 2000, eVentures acquired Internet Global Services, Inc. (“iGlobal”) and made additional strategic investments. In December of 2000, eVentures changed its name to Novo Networks. Currently, we own a minority interest in Paciugo Management, LLC and Ad Astra Holdings LP and related entities. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” This interest is referred to herein as the “Paciugo Interest.”

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in our entering into a sales agreement on January 13, 2004 (the “Sales Agreement”) with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title and interest in Ad Astra, (ii) sell and transfer to PMLLC all of our right, title and interest in PMLLC, and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed Sales Price of $1.25 million (the “Sales Price”), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement was expected to take place on or about May 12, 2004, unless extended as provided for in the Sales Agreement. The closing date was extended to July 11, 2004. Ad Astra, PMLLC and the Equity Owners breached the Sales Agreement by not closing the Sales Agreement on or before this date. Accordingly, we continue to own our 33% interest in Paciugo.

(b) Bankruptcy Proceedings

On April 2, 2001, our subsidiary iGlobal filed a voluntary petition under Chapter 7 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas (the “Texas Bankruptcy Court”) due to iGlobal’s inability to service its debt obligations, potential contingent liabilities and the Company’s inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with the March 2000 acquisition of iGlobal.

On July 30, 2001, five of our direct and indirect wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”), in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were Novo Networks Operating Corp., AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc. On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel, also filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

     Set forth below is a table summarizing the current status of our debtor subsidiaries.

Date
		Bankruptcy	Status as of	Subject to
		Protection	September 24,	Bankruptcy Plan or
Debtor Subsidiary(1)	Date Acquired(2)	Sought	2004(3)	Proceedings?
Novo Networks Operating Corp.	2/8/00(3)	7/30/01	Inactive	Yes, Chapter 11(5)
AxisTel Communications, Inc.	9/22/99	7/30/01	Inactive	Yes, Chapter 11(5)
Novo Networks International Services, Inc.	9/22/99	7/30/01	Inactive	Yes, Chapter 11(5)
Novo Networks Global Services, Inc.	9/22/99	7/30/01	Inactive	Yes, Chapter 11(5)
Novo Networks Metro Services, Inc.	9/22/99	7/30/01	Inactive	Yes, Chapter 11(5)
e.Volve Technology Group, Inc.	10/19/99	9/14/01	Inactive	Yes, Chapter 11(5)
Internet Global Services, Inc.	3/10/00	4/02/01	Inactive	Yes, Chapter 7
eVentures Holdings, LLC	9/7/99(3)	N/A	Active(4)	No

(1)	Web2Dial Communications, Inc., Novo Networks Metro Services Virginia, Inc., Novo Networks Media Services, Inc. and Novo Networks (UK) Ltd., which are not debtor subsidiaries, have been dissolved.

(2)	Indicates date of incorporation, if organized by the Company.

(3)	“Active” status indicates current operations within the respective entity; “Inactive” status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

(4)	This entity has no operations other than to hold certain equity interests.

(5)	Subsequently amended to a liquidating Chapter 11 proceeding.

As originally contemplated, the goal of the reorganization effort relating to our debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of the debtor subsidiaries’ core assets and to provide distributions to their creditors. However, based largely on the fact that the debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest Communications Corporation (“Qwest”), we determined that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned.

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by the Company in the amount of $200,000. Assets to be liquidated of approximately $700,000 were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties, including, without limitation, Qwest Communications Corporation. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries’ assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, including, without limitation, Qwest, as described in the amended plan and disclosure statement. We previously guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distributions to holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness.

In connection with the bankruptcy proceedings, we provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $514,000 to the liquidating trust. The current balance on the new secured note is approximately $3.3 million that has been fully reserved due to the uncertainty surrounding the collection of this note. For further details regarding the funding provided to the debtor subsidiaries, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We originally provided administrative services to its debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that the debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to the debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provided administrative services to our debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $653,000 at June 30, 2004. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements.

It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on our business or the interests of its creditors or stockholders.

Our principal operating subsidiaries, AxisTel and eVolve, ceased operations in September 2001 and December 2001, respectively. We are not currently providing any products or services of any kind to any customers.

2. Liquidity And Capital Resources

General

At June 30, 2004, we had consolidated current assets of $2.1 million, including, without limitation, cash and cash equivalents of approximately $1.8 million and net working capital of $1.9 million. Historically, we funded our subsidiaries operations primarily through the proceeds of private placements of its common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economy’s downturn, our only current source of funding is expected to be cash on hand.

Effectively, our only ability to satisfy our current obligations is our cash on hand. Our current obligations include funding working capital and the Qwest arbitration. We estimate that it will take approximately $1.0 million of our remaining cash to satisfy these obligations for the next six months. This would leave us with approximately $700,000 of cash available for use in any potential transaction for the redeployment of our remaining cash assets (a “Business Opportunity”). In the event we expend all of our $700,000 on a Business Opportunity and achieve no return or cash flow from that transaction before December 31, 2004, or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. We believe that under any liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which historically provided all of our revenues on a consolidated basis and (ii) the uncertainties surrounding other potential Business Opportunities that we may consider, if any.

As noted above, we do not believe that any of the traditional funding sources will be available to us in the near future. Consequently, our failure to identify potential Business Opportunities, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of our ongoing general and administrative expenses and the Qwest arbitration. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

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

Principles of Consolidation and Accounting for Ownership in Subsidiaries

We have accounted for our ownership interests in subsidiaries under two methods: consolidation and equity method. The applicable accounting method is generally determined based on our voting interest in the subsidiary, as well as our degree of influence over each of the subsidiaries. All of the debtor subsidiaries were deconsolidated as of June 30, 2002, as the liquidating trust controls the assets of these entities. As of June 30, 2003, we have either recorded our share of the operating losses or impaired our interest equal to our investment in our other subsidiaries except the Paciugo Interest.

We account for our interest in Paciugo under the equity method of accounting. Under the equity method of accounting, Paciugo’s accounts are not reflected within the accompanying consolidated statements of operations. The Company’s proportionate share of Paciugo’s operating earnings and losses are included in the caption “Loss in equity investments” in the accompanying consolidated statements of operations. As of December 31, 2003 and June 30, 2004, we impaired our interest in Paciugo as of December 31, 2003 to reflect our carrying value in the assets equal to the Sales Price in the Sales Agreement and further impaired our carrying value at June 30, 2004 to equal our interest in the net book value of Paciugo.

The consolidated financial statements include the accounts of Novo and all of its wholly owned subsidiaries not in bankruptcy.

All significant inter company accounts have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2004, cash equivalents totaled approximately $1.8 million and consisted of a money market account. We maintain our cash and cash equivalents with one financial institution. A significant amount of the cash balance is in excess of the FDIC insurance limit.

Prepaid Expenses

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At June 30, 2004, current prepaid expenses totaled $387,000 and consisted mainly of insurance and expenses associated with the Qwest arbitration. Non-current prepaid expense of $225,000 is for insurance. We record prepaid items and amortize the cost over period covered by the expense.

Deposits

Deposits at June 30, 2004 and 2003, were for our corporate office space.

Long-lived Assets

Our long-lived assets consist of property and equipment. The Company evaluates impairment of its long-lived assets in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30.

We assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs. During the fiscal year ended June 30, 2002, long-lived assets related to the debtor subsidiaries were written off by recording a charge of $7.5 million and is included in the net gain on liquidation of debtor subsidiaries account.

Property and Equipment

Property and equipment consist of leasehold improvements, computer equipment and furniture and fixtures. Each class of assets is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. As of the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. We will reduce the useful lives of our assets in fiscal 2005 due to going concern matters.

Accrued Liabilities

At June 30, 2003, an accrual of $314,000 was included in accrued liabilities, which represented the estimated costs of liquidating substantially all of the assets of the debtor subsidiaries. As of June 30, 2004, we did not have any such liabilities accrued since it was determined that the estimated costs of liquidating all of the assets of the liquidating subsidiaries was zero.

Revenue Recognition

During the fiscal years ended June 30, 2004 and 2003, we had no operations or sources of revenue.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such assets will not be recovered.

Stock Based Compensation

The FASB issued SFAS No. 123, “Accounting for Stock Based Compensation,” which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Entities electing to follow APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB No. 25.

We have adopted the disclosure-only provision of SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123 requires pro forma information to be presented as if we had accounted for the stock options granted during the fiscal periods presented using the fair value method. We did not grant any stock options during fiscal 2002. The fair value for options granted during the fiscal years ended 2004 and 2003 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal	Fiscal
	2004	2003
Expected volatility	2667.4%	4865.0%
Risk-free interest rate	0.9%	3.9%
Dividend yield	0.0%	0.0%
Expected life (years)	10.0	9.9

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options’ vesting period of one to three years.

Pro forma net loss	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net loss allocable to common shareholders as reported	$(4,341,995)	$(3,444,943)	$(8,397,969)
Compensation expense recorded	—	31,944	407,494
Additional compensation expense under SFAS 123	(11,500)	(12,350,255)	(25,356,776)

Net loss allocable to common shareholders, pro forma	$(4,353,495)	$(15,763,254)	$(33,347,251)

Net loss per share, pro forma	$(0.08)	$(0.30)	$(0.64)
Net loss per share, basic and diluted, as reported	$(0.08)	$(0.07)	$(0.16)

Loss Per Share

We calculate earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive due to losses for per share computation, 67,035,838, 68,580,645, and 71,227,758 shares would have been included in the diluted earnings per share calculation for the year ended June 30, 2004, June 30, 2003, and June 30, 2002, respectively.

Fair Value of Financial Instruments

The carrying value of cash equivalents approximated fair value as of June 30, 2004, and 2003 due to their short maturity.

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

4. Property and Equipment

Property and equipment consists of the following:

	Useful	June 30,
	Life	2004	2003
Leasehold improvements	3 Yrs.	$22,929	$22,929
Computer equipment	3-5 Yrs.	302,941	302,941
Furniture and fixtures	3-7 Yrs.	479,882	479,882

		805,752	805,752
Accumulated depreciation and amortization		(551,006)	(425,969)

		$254,746	$379,783

During the years ended June 30, 2004, 2003 and 2002, depreciation and amortization expense totaled approximately $0.13 million, $0.15 million, and $1.4 million, respectively.

5. Equity Investments

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary’s governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary’s accounts are not reflected in our consolidated financial statements. Our proportionate share of a subsidiary’s operating earnings and losses are included in the caption “Loss in equity of investments” in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. During the second quarter of fiscal 2003, we purchased the Paciugo Interest. For further details regarding this transaction, see Note 1(a) “Business - General.” The Paciugo Interest is accounted for under the equity method.

During the fiscal years ended June 30, 2004, 2003 and 2002, we recorded equity losses totaling $248,000, $509,000 and $1.7 million, respectively. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. Due to declining market conditions, negative operating results of those companies, lack of subsidiary liquidity and other uncertainties surrounding the recoverability of those interests, we recorded impairment losses of $1.6 million, and $2.4 million in fiscal 2004 and 2002, respectively. We impaired our interest in Paciugo as of December 31, 2003 by $758,000 to reflect our carrying value in the assets equal to the Sales Price in the Sales Agreement and further impaired our carrying value at June 30, 2004 by $825,000 to equal our interest in the net book value of Paciugo when we determined that the Sales Price in the Sales Agreement would not be received. For those equity interests previously impaired completely, the Company ceased recording its share of losses incurred by the subsidiary.

Equity investments consists of the following at June 30, 2004 and 2003:

	% Ownership *		Accounting	Balance at June 30,
Company Name	Common	Preferred	Method	2004	2003
Paciugo Management LLC	33.3%	0.0%	Equity	$425,000	$2,225,523
Gemini Voice Solutions (f/k/a PhoneFree.com)	17.2%	31.7%	Equity	—	—
ORB Communications & Marketing, Inc.	19.0%	100.0%	Equity	—	—
FonBox, Inc.	14.0%	50.0%	Equity	—	—
Launch Center 39	0.0%	2.1%	Cost	—	—
Spydre Labs	5.0%	0.00%	Cost	—	—

				$425,000	$2,225,523

*	The percentage ownership reflects Novo Networks’ ownership percentage at June 30, 2004.

During fiscal 2003, ORB Communications & Marketing, Inc. filed for Chapter 7 bankruptcy and is in the process of liquidating that entity. During fiscal 2002, Novo Networks received a cash distribution from Launch Center 39 of approximately $765,000, of which $387,000 was recorded against the investment balance and $378,000 in other income.

For the fiscal years ended June 30, 2004 and 2003, Paciugo met the criteria for a “significant subsidiary” as set forth in Rule 1.02(w) of Regulation S-X. Summarized financial information for Paciugo as of and for the years ended June 30, 2004 and 2003 is as follows:

	2004	2003
Financial position information:
Current assets	$744,179	$1,285,028
Non-current assets	1,317,941	1,883,502
Current liabilities	281,459	558,487
Non-current liabilities	486,450	497,525
Net assets	1,294,211	2,112,518
Income statement information:
Revenues	2,062,389	1,893,523
Gross profit	1,602,037	1,576,340
Net loss	(1,088,307)	(1,420,299)
Our equity in Paciugo’s net loss	$(247,722)	$(244,477)
Impairment loss	$(1,582,801)	$—

6. Commitments and Contingencies

Operating Leases

We are a lessee under a non-cancelable operating lease. During the years ended June 30, 2004, 2003 and 2002, we incurred rental expense of approximately $83,000, $106,000 and $1.0 million, respectively. Future minimum lease payments under these non-cancelable operating leases are $66,000 for the fiscal year ended June 30, 2005.

Litigation

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

We, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004.

We and our subsidiaries are involved in other legal proceedings from time to time, including those described above of which the we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operation.

Employment Agreements

We have previously entered into multi-year employment agreements or management contracts with two of our senior executives. The last of the agreements expired in April of 2004 and provided for annual salaries ranging between $180,000 and $190,000. In addition, these employees were granted options to purchase Novo Networks’ common stock. These options, if exercised, would represent the right to purchase 1,620,000 shares of common stock at various exercise prices ranging from $0.055 to $28.50 per share.

7. Income Taxes

There is no provision for income tax expense since we incurred net losses for all periods presented. At June 30, 2004, we had net operating loss carryforwards (“NOLs”) of approximately $92.9 million. The NOLs expire through 2024.

NOL’s generated from operations prior to the Initial Transaction may be reduced due to limitations on the annual amount of NOLs which can be utilized if certain changes in ownership occur. The NOL’s were reduced by $28.7 million in fiscal 2002 from the forgiveness of the debtor subsidiaries’ liabilities pursuant to Internal Revenue Code Section 108 (b).

Deferred tax assets and liabilities for fiscal 2004 and fiscal 2003 reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at June 30, 2004, and June 30, 2003, are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$34,381,518	$33,779,984
Accounts receivable reserves	1,611,119	1,611,119
Investment basis difference	8,705,785	8,028,491
Total gross deferred tax assets	44,698,422	43,419,594
Less valuation allowance	(44,615,805)	(43,407,083)

Net deferred tax assets	82,617	12,511

Deferred tax liabilities:
Accelerated depreciation	82,617	12,511

Total gross deferred tax liabilities	82,617	12,511

Net deferred tax assets	$—	$—

Net deferred tax assets at June 30, 2004, and June 30, 2003, have been fully reserved by valuation allowances as it is more likely than not that we will not ultimately realize any benefits resulting from such deferred tax assets. Deferred tax assets resulting from net operating losses include $3.4 million relating to NOLs that we obtained through acquisitions.

A reconciliation setting forth the differences between our effective tax rate and the United States statutory rate is as follows:

	2004		2003		2002
Statutory federal income tax benefit	$1,235,215	34%	$949,201	34%	$2,650,143	34%
State tax rate, net of federal benefit	107,900	3%	82,916	3%	290,977	4%
Non-deductible expense	(170)	—	(11,262)	—	(141,439)	(2%)
Other	—	—	—	—	822,347	10%
NOLs not benefited	—	—	—	—	11,982,248	153%
NOL reduction	(134,223)	(3%)	(3,573,023)	(127%)	(10,627,035)	(136%)
Decrease (increase) in valuation allowance	(1,208,722)	(34%)	2,552,168	91%	(4,977,241)	(67%)

Effective rate, net	$—	—	$—	—	$—	—

8. Stockholders’ Equity

As of June 30, 2004, pursuant to the Amendment to our Amended and Restated Certificate of Incorporation dated November 13, 2000, we are authorized to issue 225,000,000 shares, consisting of (i) 200,000,000 shares of common stock, par value $0.00002 per share, and (ii) 25,000,000 shares of preferred stock, par value $0.00002 per share.

Preferred Stock

Our Board of Directors is authorized to establish and designate series of preferred stock, to fix the number of shares constituting each series, and to fix the designations and the preferences, limitations, and relative rights, including voting rights, of the shares of each series. As of June 30, 2004, our Board of Directors had designated four series of preferred stock consisting of the following:

Series A Convertible Preferred Stock ($.00002 par value, 5,000 shares authorized, 0 shares issued and outstanding at June 30, 2004). Holders of Series A Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series A Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to our stockholders.

Series B Convertible Preferred Stock ($.00002 par value, 25,000 shares authorized, 4,500 shares issued and outstanding at June 30, 2004). Holders of Series B Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series B

Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to our stockholders under the same terms as the holders of any outstanding shares of Series A Convertible Preferred Stock.

Series C Convertible Preferred Stock ($.00002 par value, 30,000 shares authorized, 0 shares issued and outstanding at June 30, 2004). Holders of Series C Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series C Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to our stockholders under the same terms as the holders of any outstanding shares of Series A and Series B Convertible Preferred Stock.

Series D Convertible Preferred Stock (50,000 shares authorized, 9,105 shares issued and outstanding at June 30, 2004). The par value of shares of Series D Convertible Preferred Stock is $0.00002 with a liquidation value of $1,000 per share. Holders of Series D Convertible Preferred Stock are entitled to vote on all matters to be voted on by our stockholders. Each share of Series D Convertible Preferred Stock shall have one vote for each share of common stock into which it may be converted.

On December 5, 2000, we issued 7,000 shares of Series D Convertible Preferred Stock and 450,001 shares of our common stock for approximately $7.0 million in cash and a minority interest in a private communications company. The shares of Series D Convertible Preferred Stock are convertible into shares of our common stock at a price of $7.00 per share. During fiscal 2004, 2003 and 2002 an additional 695, 641 and 444 shares of Series D Convertible Preferred Stock were reserved for payment of dividends, respectively.

Stock Options

At June 30, 2004, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (“the 1999 Plan”) and the 2001 Equity Incentive Plan (“the 2001 Plan”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

The 1999 Plan provides for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our Board of Directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the Plan is 15% of the total outstanding common stock, provided that no more than 4 million options can be “incentive” stock options. The 2001 Plan provides for the grant of a maximum of 12 million incentive stock options that expire no later than ten years after the date the stock option is granted.

During February of 2004, we issued 75,000 options to our directors under the 1999 Plan. Our three members of the Board of Directors were issued 25,000 shares each, which vested immediately. The exercise price for all of the options granted is $0.027. The options expire no later than ten years after the date the stock option is granted. A summary of stock option activity is presented below:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Options Outstanding at June 30, 2001	6,946,125	$4.63	3,313,165	$13.24	6,253,907	$22.50
Options Cancelled	(184,125)	$4.63	(1,991,665)	$8.87	(60,333)	$23.00

Options Outstanding at June 30, 2002	6,762,000	$4.63	1,321,500	$19.84	6,314,240	$21.73

Options exercisable at June 30, 2002	5,541,000	$4.63	1,009,540	$18.61	5,326,549	$22.23

Options Granted
At Fair Market Value	—	$—	1,600,000	$0.06	—	$—
Options Cancelled	(1,184,949)	$4.63	(661,500)	$22.04	(382,500)	$23.00

Options Outstanding at June 30, 2003	5,577,051	$4.63	2,260,000	$5.19	5,811,074	$21.73

Options exercisable at June 30, 2003	5,213,311	$4.63	1,085,000	$10.29	5,811,074	$22.23

Weighted average fair value of options granted during fiscal 2003		$—		$0.06		$—

Options Granted
At Fair Market Value	—	$—	75,000	$0.03	—	$—
Options Cancelled	(200,000)	$4.63	(375,000)	$0.06	(200,000)	$18.00

Options Outstanding at June 30, 2004	5,377,051	$4.63	1,960,000	$5.97	5,611,074	$22.62

Options exercisable at June 30, 2004	5,377,051	$4.63	1,460,000	$8.00	5,611,074	$22.62

Weighted average fair value of options granted during fiscal 2004		$—		$0.03		$—

At June 30, 2004, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

					Options Outstanding		Options Exercisable
					Weighted	Weighted		Weighted
				Number	Average	Average	Number	Average
	Option Price			of	Exercise	Remaining	of	Exercise
	Range			Shares	Price	Contractual Life	Shares	Price
2001 Plan			$4.63	5,377,051	$4.63	6.81 years	5,377,051	$4.63
1999 Plan	$0.03	to	$0.06	1,300,000	$0.05	8.93 years	800,000	$0.05
	$5.01	to	$10.00	350,000	$10.00	5.96 years	350,000	$10.00
	$15.01	to	$20.00	60,000	$16.88	7.00 years	60,000	$16.88
	$25.01	to	$30.00	250,000	$28.50	6.71 years	250,000	$28.50
Non-Plan	$10.01	to	$15.00	191,574	$12.00	6.25 years	191,574	$12.00
	$20.01	to	$25.00	5,419,500	$23.00	5.79 years	5,419,500	$23.00

We follow APB 25 in accounting for our stock options, and, accordingly, in fiscal 2000, recorded deferred compensation of approximately $3.3 million equal to the intrinsic value of options granted to employees that had an exercise price lower than the market price of the underlying stock on the day of the grant. The deferred compensation was amortized over the related vesting periods and amortization of $31,900 and $407,000 is included in selling, general and administrative expenses in the statement of operations during fiscal periods 2003 and 2002.

At June 30, 2004, the Company had no remaining deferred compensation.

Warrants and Options Issued in Connection with the iGlobal Acquisition

In connection with the iGlobal acquisition on March 10, 2000, we issued 139,378 warrants to purchase shares of our common stock to holders of iGlobal warrants. The warrants have exercise prices of $0.01384 and $9.6899 and expire from 2004 through 2006. The fair value of the warrants on March 10, 2000, of approximately $3.8 million was included in the initial cost of the iGlobal acquisition. Additionally, we issued 209,732 options to purchase our common stock in exchange for fully vested options of iGlobal. The fair value of the options of approximately $5.5 million was included in the initial cost of the iGlobal acquisition. The fair value of the warrants and options was determined using the Black-Scholes option-pricing model.

9. Related Party Transactions

Administrative Expenses

We originally provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that our debtor subsidiaries pay to us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached whereby, the liquidating trust, as successor-in-interest to the debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provide administrative services to its debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $653,000 at June 30, 2004. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements.

During fiscal 2002, we paid a former e.Volve employee approximately $64,000 for consulting services.

10. Unaudited Quarterly Results of Operations

The following table presents unaudited summary data relating to our results of operations for each quarter of the fiscal years ended June 30, 2004, 2003 and 2002:

	For the Fiscal Year Ended June 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$—	$—	$—	$—	$—
Loss from operations before other (income) expense	$(665,594)	$(1,281,906)	$(484,710)	$(1,428,814)	$(3,861,024)
Net loss	$(734,872)	$(1,431,049)	$(501,974)	$(965,089)	$(3,632,984)
Net loss allocable to common shareholders	$(907,821)	$(1,607,485)	$(681,968)	$(1,144,721)	$(4,341,995)
Net loss per share (basic and diluted)	$(0.02)	$(0.03)	$(0.01)	$(0.02)	$(0.08)
Avg. shares outstanding (basic and diluted)	52,323,701	52,323,701	52,323,701	52,323,701	52,323,701

	For the Fiscal Year Ended June 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$—	$—	$—	$—	$—
Loss from operations before other (income) expense	$(761,888)	$(832,567)	$(1,071,654)	$(689,065)	$(3,355,174)
Net loss	$(909,727)	$(544,349)	$(958,573)	$(379,119)	$(2,791,768)
Net loss allocable to common shareholders	$(1,069,506)	$(707,349)	$(1,121,245)	$(546,843)	$(3,444,943)
Net loss per share (basic and diluted)	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$(0.07)
Avg. shares outstanding (basic and diluted)	52,323,701	52,323,701	52,323,701	52,323,701	52,323,701

	For the Fiscal Year Ended June 30, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$8,687,677	$1,799,305	$—	$—	$10,486,982
Loss from operations before other (income) expense	$(7,485,041)	$(6,326,113)	$(1,958,837)	$(6,880,164)	$(22,650,155)
Net income (loss)	$(7,655,136)	$8,412,975	$(4,128,002)	$(5,027,806)	$(8,397,969)
Net income (loss) per share (basic and diluted)	$(0.14)	$0.16	$(0.08)	$(0.10)	$(0.16)
Avg. shares outstanding (basic and diluted)	52,323,701	52,323,701	52,323,701	52,323,701	52,323,701

Report of Independent Registered Public Accounting Firm on Schedule II

Board of Directors and Stockholders
Novo Networks, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Novo Networks, Inc. and subsidiaries referred to in our report dated August 27, 2004, which is included in Part II of this Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Grant Thornton LLP

Dallas, Texas
August 27, 2004

NOVO NETWORKS, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts and Reserves

	Balance	Charged		Balance
	at	to Costs		at
	Beginning	and	Deductions/	End of
	of Period	Expenses	Writeoffs	Period
Allowance for doubtful accounts:
Year ended June 30, 2002	$4,589,647	$6,063,299	$(10,652,946)	$—
Year ended June 30, 2003	$—	$—	$—	$—
Year ended June 30, 2004	$—	$—	$—	$—
Reserve for notes and other receivables:
Year ended June 30, 2002	$—	$3,566,355	$—	$3,566,355
Year ended June 30, 2003	$3,566,355	$510,281	$—	$4,076,636
Year ended June 30, 2004	$4,076,636	$—	$—	$4,076,636

To the Partners
Paciugo Management LLC

We have audited the accompanying combined balance sheets of Paciugo Management LLC and related entities (collectively, the “Company”) as of June 30, 2004 and 2003, and the related combined statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of June 30, 2004 and 2003, and the combined results of their operations and their combined cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred net losses of $1,088,307 and $1,420,299 for the years ended June 30, 2004 and 2003, respectively, and used $475,046 and $848,767, respectively, in operating activities. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Dallas, Texas
August 27, 2004

Paciugo Management LLC

COMBINED BALANCE SHEETS

June 30,

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259,404	$776,781
Accounts Receivable	79,223	54,147
Inventories	293,944	328804
Prepaid expenses	111,608	125,296

	744,179	1,285,028
NON-CURRENT ASSETS
Property and equipment, at cost — net	1,304,899	1,875,247
Other assets	13,042	8,255

	1,317,941	1,883,502

	$2,062,120	$3,168,530

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Current maturities of long-term debt	$37,148	$322,828
Accounts payable	81,649	125,921
Related party accounts payable	83,332	—
Accrued liabilities	79,330	109,738

	281,459	558,487
LONG-TERM DEBT, less current maturities	36,450	47,525
NOTE PAYABLE TO FOUNDING PARTNERS	450,000	450,000
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL
Partners’ capital	4,062,962	3,792,962
Accumulated deficit	(2,768,751)	(1,680,444)

	1,294,211	2,112,518

	$2,062,120	$3,168,530

The accompanying notes are an integral part of these statements.

Paciugo Management LLC

COMBINED STATEMENTS OF OPERATIONS

For the years ended June 30,

	2004	2003
Net sales	$2,062,389	$1,893,523
Operating expenses
Cost of goods sold	460,352	317,183
Selling, general and administrative expenses	2,222,870	2,452,870
Depreciation and amortization	480,145	473,865

	3,163,367	3,243,918

Operating loss	(1,100,978)	(1,350,395)
Interest expense — long-term debt	5,943	24,798
Interest expense on note payable to founding partners	—	45,106
Other income	(18,614)	—

NET LOSS	$(1,088,307)	$(1,420,299)

The accompanying notes are an integral part of these statements.

Paciugo Management LLC

COMBINED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the two years ended June 30, 2004

	Partners’	Accumulated
	capital	deficit	Total
Balance at July 1, 2002	$50,000	$(260,145)	$(210,145)
Conversion of note payable to partners to partners’ capital	1,242,962	—	1,242,962
Capital contribution from Novo Networks, Inc.	2,500,000	—	2,500,000
Net loss	—	(1,420,299)	(1,420,299)

Balance at June 30, 2003	3,792,962	(1,680,444)	2,112,518
Capital contribution from founding partners	270,000	—	270,000
Net loss	—	(1,088,307)	(1,088,307)

Balance at June 30, 2004	$4,062,962	$(2,768,751)	$1,294,211

The accompanying notes are an integral part of these statements.

Paciugo Management LLC

COMBINED STATEMENTS OF CASH FLOWS

For the years ended June 30,

	2004	2003
Cash flows from operating activities
Net loss	$(1,088,307)	$(1,420,299)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	480,145	473,865
Impairment charge	122,783	—
Gain on sale of asset	(17,004)	—
Change in operating assets and liabilities
Accounts receivable	(25,076)	8,554
Inventories	34,860	(222,724)
Prepaid expenses and other assets	8,901	152,464
Accounts payable and accrued liabilities	(74,680)	159,373
Related party — accounts payable	83,332	—

Net cash used in operating activities	(475,046)	(848,767)
Cash flows from investing activities
Purchase of property and equipment	(77,960)	(926,441)
Proceeds from sale of property and equipment	62,384	—

Net cash used in investing activities	(15,576)	(926,441)
Cash flows from financing activities
Payment on long-term debt	(325,686)	(250,994)
Advances from note payable	28,931	726,358
Payment on note payable to partners	—	(450,000)
Capital contribution from Novo Networks, Inc.	—	2,500,000
Capital contribution from founding partners	270,000	—

Net cash provided by (used in) financing activities	(26,755)	2,525,364

Net change in cash and cash equivalents	(517,377)	750,156
Cash and cash equivalents at beginning of year	776,781	26,625

Cash and cash equivalents at end of year	$259,404	$776,781

Supplemental disclosure of cash flows information
Cash paid for interest	$4,957	$71,020
Supplemental disclosure of non-cash financing activities
Conversion of notes payable to partners to partners’ capital	$—	$1,242,962

The accompanying notes are an integral part of these statements.

Paciugo Management LLC

NOTES TO COMBINED FINANCIAL STATEMENTS

June 30, 2004 and 2003

NOTE A - BUSINESS

General

Paciugo Management LLC (“PMLLC”), a Texas limited liability company formed in May 2001, is the sole general partner of Ad Astra Holdings LP (“Ad Astra”), a Texas limited partnership (formerly Paciugo Holdings LLC) and Authentic Gelato LP, Paciugo Supply Company LP, Paciugo Franchising LP and Paciugo Properties LP (collectively the “Operating Partnerships”). PMLLC, through its partnership interest in Ad Astra and the Operating Partnerships, manages a gelato manufacturing, retailing and catering business operating under the brand name “Paciugo.” Throughout these financial statements, we refer collectively to PMLLC, Ad Astra and the Operating Partnerships as “Paciugo” or the “Company.”

Prior to May 2001, the Company operated as Authentic Gelato LLC, a Texas limited liability company that was formed on April 5, 2000. In May 2001, Authentic Gelato LLC reorganized into Authentic Gelato LP.

Nature of Operations

Paciugo is in the business of owning and operating a series of retail locations that sell authentic Italian gelato. Paciugo opened its first store in September 2000. As of June 30, 2004, the Company has ten retail locations in Dallas, Texas, which are either dedicated Paciugo stores or kiosks that operate in larger retail venues as a small “store within a store.” In addition to the retail gelato business, a portion of its revenues are derived from catering activities conducted primarily out of its corporate headquarters. These activities typically involve the serving of Paciugo gelato at a variety of special events, including, private celebrations, philanthropic gatherings and third-party retail promotions.

Seasonality

In general, the market for frozen desserts experiences a certain degree of seasonal fluctuation, which is less marked in regions that experience consistently colder year-round climates. Paciugo enjoys higher sales volume during the period between May and August.

Investment by Novo Networks, Inc.

On December 19, 2002, PMLLC and Ad Astra executed a purchase agreement (the “Purchase Agreement”) with Novo Networks, Inc. Pursuant to the Purchase Agreement, Novo Networks purchased a 33% membership interest in PMLLC and a 32.67% interest in Ad Astra, which results in Novo Networks holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the “Initial Interest”), for a purchase price of $2.5 million.

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

NOTE A - BUSINESS - Continued

Novo Networks provided services to support the business operations of Paciugo through August 2003, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the “Support Services”). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for Novo Networks providing the Support Services, Paciugo is required to pay Novo Networks an annual amount equal to the greater of $0.25 million or 2% of the combined gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Paciugo made its monthly payments to Novo Networks in the amount of $20,833 through August 2003. Paciugo may not cancel or alter the scope of the Support Services without Novo Networks’ prior approval or consent.

Novo Networks is entitled to and currently maintains representation on the governing board of PMLLC (the “Board of Managers”) as is proportionate to its ownership interests therein. PMLLC, as the sole general partner of Ad Astra, is empowered to make all decisions associated with Ad Astra, except for those requiring the approval of the limited partners, as set forth in the limited partnership agreement of Ad Astra or under applicable law.

Due to certain disagreements in August 2003 between Paciugo and Novo Networks, Paciugo discontinued making the Support Services payments to Novo Networks beginning in September 2003. The Company accrued approximately $83,000 for unpaid Support Services fees from September through December 2003 and did not accrue any fees from January until June 2004.

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

Cash and Cash Equivalents

Paciugo considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $-0- and $577,000 at the end of June 30, 2004 and 2003, respectively. The Company maintains its cash and cash equivalents with two financial institutions.

Inventory

Inventory is comprised of gelato ingredients, used in producing gelato and other ingredients needed for the retail sale of gelato, which are valued at the lower of cost or market on a first-in first-out basis. Inventory reserves are provided for excess inventory based on management’s estimate of demand and future sales.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, vehicles and leasehold improvements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, impairment is measured based on the difference between the carrying amount of the asset and the fair value of the asset and is charged to operations in the period in which the impairment occurs.

Income Taxes

Paciugo consists of partnerships and limited liability companies in which the partners individually report their share of taxable income or loss.

Revenue Recognition

Revenue is recognized at the time of sale. Revenues include the net concession fees resulting from revenue sharing agreements with two retail grocery store chains. Accounts receivable represent the concession fees not yet collected at the balance sheet date. No reserve is provided against these amounts as they are believed to be fully collectible.

Fair Value of Financial Instruments

The carrying value of financial instruments consisting of cash, accounts receivable, trade payables and notes payable approximate fair value as of June 30, 2004 and 2003 due to their short maturity.

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

NOTE C - LIQUIDITY MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred net losses of $1,088,307 and $1,420,299, respectively, for the years ended June 30, 2004 and 2003 and used $475,046 and $848,767, respectively, in operations. In December 2002, Novo Networks contributed $2.5 million to acquire an interest in Paciugo (see Note A and Note G) which was used for opening a new location and for operations. As of June 30, 2004 and 2003, the Company had $259,404 and $776,781, respectively, in cash.

NOTE C - LIQUIDITY MATTERS - Continued

The Company’s ability to continue as a going concern is dependent on improving operating results and cash flows or obtaining another source of financing, such as further cash contributions from the founding partners. There can be no assurance that the Company will be successful in any of these matters or that the founding partners will provide further funds.

NOTE D - PROPERTY AND EQUIPMENT

Depreciation is provided on a straight-line basis for owned assets. Leased assets and improvements are amortized over the shorter of the lease term or the useful life of the asset. Property and equipment consists of the following:

	Useful
	life	2004	2003
Equipment	3-5 years	$1,170,909	$1,178,729
Leasehold improvements	2-5 years	809,131	951,776
Furniture and fixtures	5-7 years	109,169	108,629
Vehicles	5 years	250,968	250,968

		2,340,177	2,490,102
Accumulated depreciation and amortization		(1,035,278)	(614,855)

		$1,304,899	$1,875,247

NOTE E - LONG-TERM DEBT

	2004	2003
Note payable to a law firm, non-interest bearing. Principal payments are due in monthly installments of $12,045. The note was paid during 2004.	$—	$108,404
Note payable to a bank, bearing interest at the higher of (i) the daily Prime Rate or (ii) the daily Federal Funds Rate plus 50 basis points (4.5% at June 30, 2003). Interest and principal are due in monthly installments of approximately $26,000, with the term expiring on December 31, 2003. The note is collateralized by certain assets of the Company and a personal guarantee from a founding partner. The note payable contains financial covenants. The note was paid during 2004.	—	161,864

NOTE E - LONG-TERM DEBT - Continued

	2004	2003
Notes payable to four lenders for financing business vehicles and equipment, bearing interest at fixed rates ranging from 4.75% to 11.89%. Interest and principal are due in monthly installments ranging from $334 to $850. These notes mature from December 2004 to October 2007. These notes are collateralized by and equipment.	$47,382	$78,187
Notes payable to banks, bearing interest at a fixed rate of 5.75%. Interest and principal are due in monthly installments of $2,000, with the final payment due June 2004. These notes are collateralized by computers.	26,216	21,898

	73,598	370,353
Less: current portion	37,148	322,828

	$36,450	$47,525

The following are scheduled maturities of notes payable as of June 30, 2004:

For the
year ended
June 30,
2005	$37,148
2006	29,256
2007	5,681
2008	1,513

$73,598

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

Paciugo is a lessee under certain non-cancelable operating leases. Terms of the leases call for monthly payments ranging from $2,860 to $10,290. For the year ended June 30, 2004 and 2003, the Company incurred rental expense of approximately $520,136 and $366,000, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

Future minimum lease payments under these non-cancelable operating leases are as follows:

For the
year ended
June 30,
2005	$475,810
2006	417,736
2007	353,789
2008	36,048

$1,283,383

Employment Agreement

The Company has entered into multi-year employment agreements with three of its executives. These agreements mature during December 2005 and provide for annual salaries ranging between $80,000 and $150,000.

NOTE G - RELATED PARTY TRANSACTIONS

In December of 2002, Novo Networks acquired an Initial Interest in Paciugo by contributing $2.5 million. Under the Purchase Agreement, certain partners received a $450,000 payment on their outstanding note payable. The Purchase Agreement required all amounts due to the partners, including outstanding interest to be converted to partners’ capital except for an outstanding balance of $450,000. Under the terms of the Purchase Agreement, in the event that Novo Networks purchases the Subsequent Interest in Paciugo, the note payable of $450,000 will be paid to the partners. If Novo Networks does not purchase the Subsequent Interest, any remaining debt to the partners will be converted to partners’ capital.

During 2004, the partners contributed $270,000 as additional equity to the Company.

For the years ended June 30, 2004 and 2003, the Company paid $62,500 and $125,000, respectively, to Novo Networks for management fees.

INDEX TO EXHIBITS

EXHIBIT		FILED
NUMBER	DESCRIPTION	HEREWITH
X

21.1	Subsidiaries of Novo Networks, Inc.	X

23.1	Consent of Grant Thornton LLP	X

23.2	Consent of Grant Thornton LLP	X

24	Power of Attorney	See Signature Pages

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

A-1