Form 10-Q
period 2004-09-30
NOVO NETWORKS INC
filed 2004-11-12
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 0-28579

NOVO NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	75-2233445 (I.R.S. Employer Identification No.)

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

     On November 12, 2004, 52,323,701 shares of the registrant’s common stock, $.00002 par value per share, were outstanding.

NOVO NETWORKS, INC.

QUARTERLY REPORT FORM 10-Q
INDEX

NOVO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,326,780	$1,764,370
Note receivable and other receivables, net of allowance ($4,076,839 at September 30, 2004 and June 30, 2004)	—	—
Prepaid expenses	348,968	387,437

	1,675,748	2,151,807

LONG-TERM ASSETS
Prepaid expenses	241,500	225,000
Deposits	5,745	5,745
Property and equipment, net	127,373	254,746
Equity investments	365,331	425,000

	739,949	910,491

	$2,415,697	$3,062,298

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$49,207
Accrued liabilities	335,750	144,646
Customer deposits	2,000	2,000

	337,750	195,853

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.00002 par value, $1,000 liquidation preference per share, authorized 25,000,000, issued and outstanding 13,787 and 13,605, liquidation value — $13,787,000 and $13,605,000, respectively	—	—
Common stock, $0.00002 par value, authorized 200,000,000, issued and outstanding, 52,323,701	1,050	1,050
Additional paid-in capital	258,061,311	257,874,065
Accumulated deficit	(255,984,414)	(255,008,670)

	2,077,947	2,866,445

	$2,415,697	$3,062,298

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30,
	2004	2003
	(unaudited)
Operating expenses:
General and administrative expenses	$603,822	$630,648
Depreciation and amortization	127,373	34,946

	731,195	665,594

Loss from operations, before other (income) expense	(731,195)	(665,594)
Other (income) expense:
Interest income	(4,766)	(8,312)
Loss in equity investments	59,669	105,432
Other	2,400	(27,842)

	57,303	69,278

Net loss	(788,498)	(734,872)
Series D preferred dividends	(187,246)	(172,949)

Net loss allocable to common shareholders	$(975,744)	$(907,821)

Net loss per share — (basic and diluted)	$(0.02)	$(0.02)

Weighted average number of shares outstanding — (basic and diluted)	52,323,701	52,323,701

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(788,498)	$(734,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,373	34,946
Other non-cash charges and credits:
Loss on equity investments	59,669	105,431
Change in operating assets and liabilities:
Prepaid expenses	21,969	(458,803)
Accounts payable	(49,207)	(4,835)
Accrued liabilities	191,104	873,482

Net cash used in operating activities	(437,590)	(184,651)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(437,590)	(184,651)
CASH AND CASH EQUIVALENTS, beginning of period	1,764,370	3,894,081

CASH AND CASH EQUIVALENTS, end of period	$1,326,780	$3,709,430

The accompanying notes are an integral part of these financial statements.

NECESSARY DEFINITIONS

Novo Networks, Inc. is a holding company incorporated under the laws of the State of Delaware that is registered under the Securities Exchange Act of 1934. Throughout this quarterly report (this “Quarterly Report”), we refer to Novo Networks, Inc. as “Novo Networks,” “we,” “us” and “our.” All of our operating subsidiaries (except Internet Global Services, Inc.), which previously provided telecommunications services, have filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (as hereinafter defined). Internet Global Services filed a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (as hereinafter defined). We refer to these subsidiaries collectively as our “debtor subsidiaries” throughout this Quarterly Report. Currently, we own a minority interest in Paciugo Management, LLC and Ad Astra Holdings, LP and related entities. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” We refer to this interest as the “Paciugo Interest” throughout this Quarterly Report.

We have been pursuing a “Business Opportunity” or “Strategic Combination” during fiscal 2004 and the three months ended September 30, 2004, that would likely be conditioned upon our completion of a “Recapitalization Event” (these terms are defined in the section entitled “Business – Plan of Operation”).

NOVO NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

General

The company now known as Novo Networks was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. During the Fall of 1999, eVentures completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. (“e.Volve”) and AxisTel Communications, Inc. (“AxisTel”), and made a strategic investment in Gemini Voice Solutions, Inc. (“Gemini Voice”), formerly PhoneFree.com, Inc. During the Spring of 2000, eVentures acquired Internet Global Services, Inc. (“iGlobal”) and made additional strategic investments. In December of 2000, eVentures changed its name to Novo Networks. Currently, we own a minority interest in Paciugo Management, LLC and Ad Astra Holdings, LP and related entities. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.”

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

Revised Plan of Operation. Considering our current cash on hand and the funding needed to satisfy our obligations for the next three months, it remains highly unlikely that we will be able to consummate a Business Opportunity with our remaining free cash assets and current capital structure, particularly when such a transaction must be capable of producing positive cash flow for us in the immediate future. We shifted our focus during our third fiscal quarter and began to pursue a revised plan of operation because of our liquidity position, our lack of a viable Business Opportunity, and our belief that under any liquidation scenario our stockholders would not receive any recovery on or value for their holdings. Given our current situation, we believe that the most beneficial transaction for our stockholders would involve the exchange of a certain amount of our common stock for the equity of a privately held company that values our assets and our status as a reporting company under the Securities Exchange Act of 1934, as amended (a “Strategic Combination”). In pursuing the best Strategic Combination possible, we believe that it will be necessary to effect a Recapitalization Event (as defined below). It should be noted, however, that the pursuit of a Strategic Combination is not guaranteed to benefit us or any specific holder of our equity securities. With our limited cash, the most likely form of Strategic Combination would involve a substantial portion of the consideration being paid in the form of common stock. Furthermore, a Strategic Combination may require the approval of the holders of our common stock and perhaps our outstanding preferred stock. We can offer no assurances that we could obtain such stockholder approval even if we were able to locate a suitable Strategic Combination.

During the three months ended March 31, 2004, we contemplated a possible plan of recapitalization that would have resulted in all of the holders of our preferred stock electing to convert their shares into common stock, at a negotiated and substantially reduced conversion price (a “Recapitalization Event”). Our belief is that we would be in a better position to consummate a Business Opportunity or a Strategic Combination if we were able to achieve such a Recapitalization Event. Despite significant efforts, we cannot report that we have a reasonable likelihood of completing a Business Opportunity, a Strategic Combination or a Recapitalization Event as of the date of this Quarterly Report.

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

On June 7, 2004, we engaged Oasis Capital Partners, LLC (“Oasis”) to serve as our financial consultant and advisor in the identification and implementation of a comprehensive merger or acquisition based upon the long-term strategic objectives as outlined above. Oasis is advising and assisting us in (i) identifying a suitable merger or acquisition candidate, (ii) completing due diligence, (iii) structuring and negotiating acceptable terms and (iv) closing the transaction. As previously disclosed, the term of the engagement was for three months, at a monthly rate of $15,000, with the ability to extend on a month-to-month basis. In October of 2004, Oasis agreed to continue providing such services as long as it takes to consummate a merger or acquisition in exchange for an additional payment of $30,000.

While we continue to explore potential Strategic Combinations, including ongoing discussions with entities that might be likely candidates for such a transaction, we have not entered into any agreement or letter of intent that involves a Strategic Combination and a possible Recapitalization Event as of the date of this Quarterly Report. Unless we can achieve these objectives on or before December 31, 2004, we will likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code (as defined below).

Interest in Paciugo

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in us entering into a sales agreement on January 13, 2004 (the “Sales Agreement”) with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title and interest in Ad Astra, (ii) sell and transfer to PMLLC all of our right, title and interest in PMLLC, and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed Sales Price of $1.25 million (the “Sales Price”), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement was expected to take place on or about May 12, 2004, unless extended as provided for in the Sales Agreement. The closing date was extended to July 11, 2004. Ad Astra, PMLLC and the Equity Owners breached the Sales Agreement by not closing the Sales Agreement on or before this date. Accordingly, we continue to own our 33% interest in Paciugo.

Bankruptcy Proceedings

On April 2, 2001, our subsidiary iGlobal filed a voluntary petition under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas (the “Texas Bankruptcy Court”) due to iGlobal’s inability to service its debt obligations, potential contingent liabilities and the

Company’s inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with the acquisition of iGlobal in March of 2000.

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

     Set forth below is a table summarizing the current status of our debtor subsidiaries.

Date
			Bankruptcy	Status as of	Subject to
			Protection	November 11,	Bankruptcy Plan or
Debtor Subsidiary(1)	Date Acquired(2)		Sought	2004(3)	Proceedings?
Novo Networks Operating Corp.	2/8/00	(3)	7/30/01	Inactive	Yes, Chapter 11(5)
AxisTel Communications, Inc.	9/22/99		7/30/01	Inactive	Yes, Chapter 11(5)
Novo Networks International Services, Inc.	9/22/99		7/30/01	Inactive	Yes, Chapter 11(5)
Novo Networks Global Services, Inc.	9/22/99		7/30/01	Inactive	Yes, Chapter 11(5)
Novo Networks Metro Services, Inc.	9/22/99		7/30/01	Inactive	Yes, Chapter 11(5)
e.Volve Technology Group, Inc.	10/19/99		9/14/01	Inactive	Yes, Chapter 11(5)
Internet Global Services, Inc.	3/10/00		4/02/01	Inactive	Yes, Chapter 7
eVentures Holdings, LLC	9/7/99	(3)	N/A	Active(4)	No

(1)	Web2Dial Communications, Inc., Novo Networks Metro Services Virginia, Inc., Novo Networks Media Services, Inc. and Novo Networks (UK) Ltd., which are not debtor subsidiaries, have been dissolved.

(2)	Indicates date of incorporation, if organized by the Company.

(3)	“Active” status indicates current operations within the respective entity; “Inactive” status indicates no current operations, but may include certain activities associated with the administration of an estate pursuant to a bankruptcy filing or plan.

(4)	This entity has no operations other than to hold certain equity interests.

(5)	Subsequently amended to a liquidating Chapter 11 proceeding.

As originally contemplated, the goal of the reorganization effort relating to our debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of the debtor subsidiaries’ core assets and to provide distributions to their creditors. However, based largely on the fact that the debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest Communications Corporation (“Qwest”), we determined that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned. Our principal operating subsidiaries, AxisTel and eVolve, ceased operations in September of 2001 and December of 2001, respectively in connection with the conversion from a reorganization to a liquidation.

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

Prior to the debtor subsidiaries’ bankruptcy filings, we had guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distributions to holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness.

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

We originally provided administrative services to its debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that the debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached, whereby the liquidating trust, as successor-in-interest to the debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provided administrative services to our debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $653,000 at June 30, 2004. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements.

It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on our business or the interests of its creditors or stockholders.

Qwest Arbitration

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. No assurances can be given that any recoveries will result from the prosecution of such causes of action against Qwest and John L. Higgins. Furthermore, if there are any recoveries, they may or may not inure to our benefit. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November

1, 2004. In October of 2004, we entered into settlement discussions with Qwest, and the negotiations are ongoing. The final hearing was continued pending the outcome of the settlement discussions. For further details regarding this litigation, see Note 9 entitled “Legal Proceedings.”

2. Liquidity and Capital Resources

At September 30, 2004, we had consolidated current assets of $1.7 million, including, without limitation, cash and cash equivalents of approximately $1.3 million and net working capital of $1.3 million. Historically, we funded our subsidiaries operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economic downturn, our only current source of funding is expected to be cash on hand.

Again, our ability to satisfy our current obligations is dependent upon our cash on hand. Our current obligations include funding working capital and the Qwest arbitration. We estimate that it will take approximately $600,000 of our remaining cash to satisfy these obligations for the next six months. We also expect to incur legal and advisory fees in connection with our efforts to locate and consummate a Strategic Combination. In addition, we may have to fund certain expenses of the liquidating trust. Accordingly, we will be left with approximately $700,000 of cash available for use in a Business Opportunity. In the event we expend all $700,000 on a Business Opportunity or Strategic Combination and achieve no return or cash flow from that transaction before December 31, 2004, or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. We believe that under any such liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which historically provided all of our revenues on a consolidated basis and (ii) the uncertainties surrounding other potential Business Opportunities or Strategic Combinations that we may consider, if any.

As noted above, we do not believe that any of the traditional funding sources will be available to us in the near future. Consequently, our failure to identify potential Business Opportunities or Strategic Combinations, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of our ongoing general and administrative expenses, the Qwest arbitration and our other obligations. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

3. General

The accompanying consolidated financial statements as of September 30, 2004, and for the three month periods ended September 30, 2004, and 2003, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries that are not currently involved in the bankruptcy plan administration process.

As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as the liquidating trust controls their assets. For further details regarding the bankruptcy proceedings, see Note 1 entitled “Business - Bankruptcy Proceedings.” The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

Certain fiscal 2003 balances have been reclassified for comparative purposes to be consistent with the fiscal 2004 presentation. Such reclassifications have no impact on the reported net loss. All significant intercompany accounts have been eliminated.

4. Basis of Presentation

The accompanying consolidated financial statements for the three months ended September 30, 2004, include our accounts and the accounts of our wholly owned subsidiaries that are not involved in the bankruptcy plan administration process.

Revenues. We do not expect to generate any revenues from operations until such time, if any, we successfully redeploy some or all of our remaining cash assets in a Business Opportunity or Strategic Combination, if at all.

General and Administrative Expenses. These expenses include general corporate expenses, management salaries, professional fees, travel expenses, benefits, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas. We provided administrative services to our debtor subsidiaries on an hourly basis pursuant to an administrative services agreement with the liquidating trust approved by the Delaware Bankruptcy Court. As of September 30, 2004, we had an outstanding receivable from the debtor subsidiaries relating to the provision of such administrative services of approximately $653,000 that is fully reserved in our financial statements due to the uncertainty surrounding the collection of the receivable. Under the terms of the administrative services agreement, any payments to us are deferred until such time that the trustee receives any funds from the positive outcome of the Qwest arbitration.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment and amortization of leasehold improvements. We expect our depreciation expense for the second quarter of fiscal 2005 to remain relatively consistent with the three months ended September 30, 2004, since we have reduced the useful lives of our assets in fiscal 2005 due to going concern considerations.

Loss in equity investments. Loss in equity investments results from our minority ownership interests in various subsidiaries that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Note 1 entitled “Business – Interest in Paciugo”. The values of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. On February 14, 2003, ORB Communications & Marketing, Inc. filed for protection under Chapter 7 of the Bankruptcy Code, and in August of 2003, Gemini Voice Solutions, Inc. obtained the approval of its stockholders to begin the process of winding up its affairs. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses and we will continue to record our proportionate share of those operating losses.

Other Income. Other income results from the Support Services we provided to Paciugo, pursuant to the Purchase Agreement. There can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due since September of 2003 due to disagreements between us and Paciugo regarding the Support Services. For further details regarding the payments, see Item 2 entitled “Acquisition of the Initial Interest in Paciugo”.

5. Long-lived Assets

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

6. Loss Per Share

We calculate earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive due to losses for per share computation, 67,111,838 and 68,476,686 shares would have been included in the diluted earnings per share calculation for the three months ended September 30, 2004, and 2003, respectively.

7. Equity Investments

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

Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. The values of those equity interests other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. During the second quarter of fiscal 2003, we purchased the Paciugo Interest. For further details regarding this transaction, see Note 1 entitled “Business – Interest in Paciugo.” The Paciugo Interest is accounted for under the equity method.

During the three months ended September 30, 2004, and 2003, we recorded equity losses totaling $59,700 and $105,900. As previously mentioned, the value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. As of June 30, 2004, we impaired our interest in Paciugo to equal our interest in the net book value of Paciugo when we determined that the Sales Price in the Sales Agreement would not be received. For the equity interests that were previously impaired completely, we ceased recording our share of losses incurred by the subsidiary.

Equity investments consists of the following at September 30, 2004:

	% Ownership *		Accounting	Carrying
Company Name	Common	Preferred	Method	Value
Paciugo Mangement LLC	33.3%	0.0%	Equity	$365,331
Gemini Voice Solutions, Inc. (f/k/a PhoneFree.com)**	17.2%	31.7%	Equity	—
ORB Communications & Marketing, Inc.***	19.0%	100.0%	Equity	—
FonBox, Inc.	14.0%	50.0%	Equity	—
Launch Center 39	0.0%	2.1%	Cost	—
Spydre Labs	5.0%	0.0%	Cost	—

				$365,331

*	Reflects our ownership percentage at September 30, 2003.

**	Gemini Voice began the process of winding up its affairs in August of 2003.

***	ORB filed a voluntary petition under Chapter 7 of the bankruptcy code in February of 2003.

For the three months ended September 30, 2004, and 2003, Paciugo met the criteria for a “significant subsidiary” as set forth in Rule 1.02(w) of Regulation S-X. Summarized financial information for Paciugo as of and for the three months ended September 30, 2004 and 2003 is as follows:

	September 30,
	2004	2003
Financial position information:
Current assets	$661,712	$476,283
Non-current assets	1,203,235	1,800,828
Current liabilities	254,050	360,566
Non-current liabilities	479,970	484,081
Net assets	1,130,927	1,793,031
Income statement information:
Revenues	614,236	607,104
Gross profit	497,966	509,630
Net loss	(179,025)	(319,487)
Our equity in Paciugo’s net loss	$59,669	$105,432

8. Stock Options

At September 30, 2004, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (“the 1999 Plan”) and the 2001 Equity Incentive Plan (“the 2001 Plan”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

The FASB issued SFAS No. 123, “Accounting for Stock Based Compensation,” which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees”. Entities electing to follow APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB No. 25.

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

	For the three months ended
	September 30, 2004
	2004	2003
Expected volatility	2667.4%	2667.4%
Risk-free interest rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected life (years)	10.0	10.0

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options’ vesting periods of one to three years.

	For the three months ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
Pro Forma Net Loss
Net loss allocable to common shareholders as reported	$(975,744)	$(907,821)
Add: stock based compensation expense determined under intrinsic value method	—	—
Less: stock-based compensation expense determined under fair value-based method	(3,500)	(2,500)

Pro forma net loss	$(979,244)	$(910,321)

Net loss per share, pro forma	$(0.02)	$(0.02)
Net loss per share, basic and diluted, as reported	$(0.02)	$(0.02)

9. Legal Proceedings

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

We, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004. In October of 2004, we entered into settlement discussions with Qwest, and the negotiations are ongoing. The final hearing was continued pending the outcome of the settlement discussions.

We have previously disclosed in other reports filed with the United States Security and Exchange Commission (the “SEC”) certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal year ended June 30, 2004. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

“Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2004 (the “Annual Report”), under the heading entitled “Business Considerations,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and in our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Quarterly Report include, without limitation, the following:

     Statements concerning our financial condition and strategic direction:

•	statements regarding our ability to continue as a going concern;

•	statements regarding our future capital requirements and our ability to satisfy our capital needs;

•	statements regarding our ability to successfully negotiate and conclude a settlement with Qwest Communications Corporation (“Qwest’);

•	statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;

•	statements regarding our ability to monetize our interest in Paciugo;

•	statements regarding the potential generation of revenue resulting from the redeployment of our cash assets;

•	statements regarding the redeployment of our remaining cash assets, if any, in furtherance of a potential Business Opportunity;

•	statements regarding the possibility of accomplishing a Recapitalization Event or a Strategic Combination and the potential effects on us and on our stockholders, including, without limitation, the possibility of significant stockholder dilution; and

•	statements regarding the potential liquidation of our assets, whether in a voluntary wind down or a bankruptcy proceeding.

     Statements concerning our debtor subsidiaries:

•	statements regarding the estimated liquidation value of assets and settlement amounts of liabilities; and

•	statements regarding the impact of the bankruptcy proceedings on our financial condition.

     Statements concerning our interest in Paciugo:

•	statements regarding our ability to realize any benefit from our Paciugo Interest;

•	statements regarding Paciugo operations; and

•	statements regarding our relationship with the “Equity Owners” of Paciugo (as hereinafter defined).

     Other statements:

•	statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks inherent in our ability to continue as a going concern;

•	risks inherent in our ability to redeploy our remaining assets, including, without limitation, our remaining cash assets;

•	risks associated with competition in the sector or industry that we may enter;

•	risks associated with our ability to successfully negotiate and conclude a settlement with Qwest;

•	risks associated with our ability to monetize our interest in Paciugo;

•	risks associated with Paciugo’s market position, the industry in which Paciugo competes, Paciugo’s prospects for meaningful success, Paciugo’s operations and our relationship with the Equity Owners;

•	risks associated with having no current operations or revenue;

•	risks that we will be unable to redeploy our remaining cash assets, or if so deployed, risks that we will not be able to generate positive cash flow or revenue after consummating such a transaction sufficient to satisfy our current obligations;

•	risks that we will be unable to obtain any necessary approvals of our stockholders if we were to propose a Recapitalization Event or a Strategic Combination;

•	risks that we might not be able to locate a suitable entity with which to engage in a Strategic Combination;

•	risks that we might not be able to effect a Recapitalization Event or a Strategic Combination on terms that were acceptable to us or would benefit our stockholders;

•	risks that a Recapitalization Event may be entered into upon terms and conditions that would result in a significant and material dilution of our common and preferred stockholders;

•	risks that a Strategic Combination may be entered into upon terms and conditions that would result in a significant and material dilution of our common and preferred stockholders;

•	risks that any Strategic Combination would result in us pursuing a new and unknown business model that may or may not benefit our stockholders;

•	risks that any wind down or liquidation would result in our stockholders receiving no recovery on or value for their stock holdings;

•	risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

•	risks associated with uncertainties in the implementation and substantial completion of the amended bankruptcy plan concerning the liquidation of substantially all of the remaining assets of our debtor subsidiaries and any resulting impact on us; and

•	risks associated with changes in the laws and regulations that govern us.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report, and particularly in our Annual Report under the heading “Business Considerations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report or the Annual Report, respectively.

Acquisition of the Initial Interest in Paciugo

On December 19, 2002, we executed a purchase agreement (the “Purchase Agreement”) with Ad Astra Holdings LP, a Texas limited partnership (“Ad Astra”), Paciugo Management, LLC, a Texas limited liability company and the sole general partner of Ad Astra (“PMLLC”), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Acerbi Ginatta and Vincent Ginatta (collectively, the “Equity Owners”). Pursuant to the Purchase Agreement, we acquired a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the “Initial Interest”), for a purchase price of $2.5 million.

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

Depending upon a variety of factors, including those outlined above, most of which are beyond our control, we may determine it necessary to record additional impairment charges against the Paciugo Interest in our 2005 fiscal year. The factors that may result in the impairment of our Paciugo Interest include, without limitation:

•	Paciugo’s ability to locate additional working capital;

•	Paciugo’s ability to expand sales while controlling and reducing costs; and

•	Paciugo’s ability to compete against more well-known gelato, frozen dessert, and ice cream stores, many of which maintain greater management, financial and other resources.

Bankruptcy Proceedings

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. (“AxisTel”), e.Volve Technology Group, Inc. (“e.Volve”) and Novo Networks Operating Corp. (“NNOC”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We will refer to the subsidiaries that have filed for bankruptcy protection as our “debtor subsidiaries” throughout this Quarterly Report. At this same time, we announced that we were exploring the option of diversifying our business by entering into other lines of business.

On April 2, 2001, our subsidiary iGlobal filed a voluntary petition under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas (the “Texas Bankruptcy Court”) due to iGlobal’s inability to service its debt obligations, potential contingent liabilities and the Company’s inability to raise sufficient capital to fund operating losses at iGlobal. As a result of the filing, we recorded an impairment loss of $62.4 million for the year ended June 30, 2001, primarily relating to non-cash goodwill recorded in connection with the acquisition of iGlobal in March of 2000.

On July 30, 2001, five of our direct and indirect wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) in order to stabilize their operations and protect their assets while attempting to reorganize their businesses. The five subsidiaries that filed for bankruptcy protection were NNOC, AxisTel, e.Volve, Novo Networks International Services, Inc. and Novo Networks Global Services, Inc. On September 14, 2001, Novo Networks Metro Services, Inc., a subsidiary of AxisTel, also filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

As originally contemplated, the goal of the reorganization effort relating to our debtor subsidiaries that filed voluntary petitions under Chapter 11 of the Bankruptcy Code was to preserve the going concern value of the debtor subsidiaries’ core assets and to provide distributions to their creditors. However, based largely on the fact that the debtor subsidiaries ceased receiving traffic from their sole remaining customer, Qwest, we determined that the continued viability of the debtor subsidiaries was not realistic. Accordingly, the bankruptcy plan was amended. The amended plan and disclosure statement were filed with the Delaware Bankruptcy Court on December 31, 2001. The amended plan provides for a liquidation of substantially all of the assets of our debtor subsidiaries, pursuant to Chapter 11 of the Bankruptcy Code, instead of a reorganization as previously planned. Our principal operating subsidiaries, AxisTel and eVolve, ceased operations in September of 2001 and December of 2001, respectively in connection with the conversion from a reorganization to a liquidation.

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

Prior to the debtor subsidiaries’ bankruptcy filings, we had guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distributions to holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness.

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

We originally provided administrative services to our debtor subsidiaries pursuant to an administrative services agreement approved by the Delaware Bankruptcy Court. The agreement provided that the debtor subsidiaries pay us $30,000 per week for legal, accounting, human resources and other services. The original agreement expired on April 2, 2002, and an interim agreement was reached, whereby the liquidating trust, as successor-in-interest to the debtor subsidiaries, paid us $40,000 per month for the same services. The interim agreement expired on August 15, 2002. During the fourth quarter of fiscal 2003, we negotiated an on-going agreement with the liquidating trust, whereby we provided administrative services to our debtor subsidiaries on a per hour basis. Pursuant to the terms of this arrangement, the debtor subsidiaries owed us $653,000 at September 30, 2004. Due to the uncertainty surrounding the collection of this receivable, it has not been recorded in our financial statements.

It is not possible to predict the outcome or success of any bankruptcy proceeding or plan or the effects of such efforts on our business or the interests of our creditors or stockholders.

Operations Summary

For the three months ended September, 2004, we effectively had no operations, no sources of revenue and no profits, and we do not anticipate being in a position to resume operations until such time, if any, as we consummate a Business Opportunity or Strategic Combination. We cannot predict when or if we will be successful in such a new business venture or other potential Business Opportunities or Strategic Combinations that we may consider, if any.

We currently anticipate that we will not have any revenue from telecommunications or any other services unless or until we are able to redeploy our remaining cash assets in a Business Opportunity or Strategic Combination.

Summary of Operating Results

The table below summarizes our operating results.

	For the three months ended
	September 30,
	2004	2003
	(unaudited)
Operating expenses:
General and administrative expenses	$603,822	$630,648
Depreciation and amortization	127,373	34,946

	731,195	665,594

Loss from operations, before other (income) expense	(731,195)	(665,594)
Other (income) expense:
Interest income	(4,766)	(8,312)
Loss in equity investments	59,669	105,432
Other	2,400	(27,842)

	57,303	69,278

Net loss	(788,498)	(734,872)
Series D preferred dividends	(187,246)	(172,949)

Net loss allocable to common shareholders	$(975,744)	$(907,821)

Net loss per share — (basic and diluted)	$(0.02)	$(0.02)

Weighted average number of shares outstanding — (basic and diluted)	52,323,701	52,323,701

Three months ended September 30, 2004 Compared to Three months ended September 30, 2003

Revenues. No revenues were generated during the three months ended September 30, 2004 and 2003.

We do not expect to generate any revenues from operations until such time, if any, we successfully redeploy some or all of our remaining cash assets in a Business Opportunity or Strategic Combination, if at all. No assurances can be given that we will generate revenues from operations in the future.

Direct Costs. No direct costs were incurred during the three months ended September 30, 2004 and 2003, as we currently have no operations.

General and Administrative Expenses. General and administrative expenses decreased approximately 4% or $27,000 during three months ended September 30, 2004 to $604,000 from $631,000 in the three months ended September 30, 2003. The decrease in selling, general and administrative expenses during the three months ended September 30, 2004 resulted primarily from the continued downsizing of our workforce and the reduction in business insurance offset by an increase in legal and professional fees associated with litigation matters.

General and administrative expenses for the three months ended September 30, 2004, consisted primarily of approximately (i) $126,000 of salaries and benefits, (ii) $275,000 of legal and professional fees, (iii) $125,000 of business insurance and (iv) $78,000 of other operating expenses. General and administrative expenses for the three months ended September 30, 2003, consisted primarily of approximately (i) $144,000 of salaries and benefits, (ii) $245,000 of legal and professional fees, (iii) $161,000 of business insurance and (vi) $81,000 of other operating expenses. We anticipate that general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our selling, general and administrative expense to continue to be approximately $125,000 per month until such time, if any, as we choose to redeploy our remaining cash assets.

Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended September 30, 2004, totaled approximately $127,000, as compared to approximately $35,000 for three months ended September 30, 2003. We expect our depreciation expense for the second quarter of fiscal 2005 to remain relatively consistent with the three months ended September 30, 2004, since we have reduced the useful lives of our assets in fiscal 2005 due to going concern considerations.

Interest Income. We recorded interest income from cash investments of $4,800 in the three months ended September 30, 2004, as compared to approximately $8,300 for the three months ended September 30, 2003. The decrease in interest income is due to decreased cash balances.

Equity in Loss of Investments. Loss in equity investments results from our minority ownership interests in various subsidiaries that are accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled “Acquisition of the Initial Interest in Paciugo.” The values of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses and we will record our proportionate share of those operating losses.

Other (income) expense. During the three months ended September 30, 2004, we recorded no other income as compared to other income, net of other expense of approximately $28,000 in the three months ended September 30, 2003. Other income for the three months ended September 30, 2003 consists of payments of $20,833 per month for July and August of 2003 from Paciugo less state franchise tax accruals. However, there can be no assurances as to the continuation of these payments, as Paciugo has not made the payment due since September of 2003 due to disagreements between us and Paciugo regarding these monthly payments see Item 2 entitled “Acquisition of the Initial Interest in Paciugo”.

Liquidity and Capital Resources

At September 30, 2004, we had consolidated current assets of $1.7 million, including, without limitation, cash and cash equivalents of approximately $1.3 million and net working capital of $1.3 million. Historically, we funded our subsidiaries operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economic downturn, our only current source of funding is expected to be cash on hand.

Again, our ability to satisfy our current obligations is dependent upon our cash on hand. Our current obligations include funding working capital and the Qwest arbitration. We estimate that it will take approximately $600,000 of our remaining cash to satisfy these obligations for the next six months. We also expect to incur legal and advisory fees in connection with our efforts to locate and consummate a Strategic Combination. In addition, we may have to fund certain expenses of the liquidating trust. Accordingly, we will be left with approximately $700,000 of cash available for use in a Business Opportunity. In the event we expend all of our $700,000 on a Business Opportunity or Strategic Combination and achieve no return or cash flow from that transaction before December 31, 2004, or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. We believe that under any such liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which historically provided all of our revenues on a consolidated basis and (ii) the uncertainties surrounding other potential Business Opportunities or Strategic Combination that we may consider, if any.

As noted above, we do not believe that any of the traditional funding sources will be available to us in the near future. Consequently, our failure to identify potential Business Opportunities or Strategic Combinations, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of our ongoing general and administrative expenses, the Qwest arbitration and our other obligations. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

The net cash provided by or used in operating, investing and financing activities for the three months ended September 30, 2004 and 2003, respectively, is summarized below:

Cash used in operating activities in the three months ended September 30, 2004 totaled approximately $438,000 as compared to approximately $185,000 in the three months ended September 30, 2003. During the three months ended September 30, 2004, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, totaling approximately $602,000, and a increase of $191,000 in accrued liabilities. In the three months ended September 30, 2003, cash flow used by operating activities resulted from operating losses, net of non-cash charges, totaling $595,000, an increase in prepaid expenses of $459,000 and the increase in accrued liabilities of $874,000.

Net cash used in investing activities in the three months ended September 30 2004 and 2003 was zero.

Cash flows from financing activities in the three months ended September 30, 2004 and 2003 was zero.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $1.3 million at September 30, 2004. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

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

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13,

2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004. In October of 2004, we entered into settlement discussions with Qwest, and the negotiations are ongoing. The final hearing was continued pending the outcome of the settlement discussions.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Currently, the Audit Committee of our Board of Directors consists of Peter J. Mixter and John Stevens Robling, Jr. While these two individuals are “independent” for purposes of National Association of Securities Dealers (“NASD”) Rule 4200(a)(15), our Audit Committee Charter and other NASD rules require this committee to be composed of at least three directors, with the NASD rules requiring each of them to be independent. We are not presently governed by NASD rules and will not be until such time, if any, we re-apply and are accepted on the NASD Small Cap or National Market. We are currently considering our options, including, without limitation, the possible appointment of another independent director to serve on the audit committee or the amendment of our Audit Committee Charter.

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

NOVO NETWORKS, INC.

Date: November 12, 2004	By:	/s/ Steven W. Caple
Steven W. Caple
President
(Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Patrick G. Mackey

Patrick G. Mackey
Senior Vice President
(Principal Financial and Accounting Officer)