Form 10-Q
period 2004-12-31
NOVO NETWORKS INC
filed 2005-02-11
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On February 11, 2005, 52,323,701 shares of the registrant’s common stock, $.00002 par value per share, were outstanding.

NOVO NETWORKS, INC.

QUARTERLY REPORT FORM 10-Q
INDEX

NOVO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,980,714	$1,764,370
Note receivable and other receivables, net of allowance (-0- at December 31, 2004 and $4,076,839 at June 30, 2004)	—	—
Prepaid expenses	261,536	387,437

	2,242,250	2,151,807

LONG-TERM ASSETS
Prepaid expenses	213,042	225,000
Deposits	5,745	5,745
Property and equipment, net	—	254,746
Equity investments	256,395	425,000

	475,182	910,491

	$2,717,432	$3,062,298

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$49,207
Accrued liabilities	215,114	144,646
Customer deposits	2,000	2,000

	217,114	195,853

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00002 par value, $1,000 liquidation preference per share, authorized 25,000,000, issued and outstanding 13,973 and 13,605, liquidation value — $13,973,000 and $13,605,000, respectively	—	—
Common stock, $0.00002 par value, authorized 200,000,000, issued and outstanding, 52,323,701 shares	1,046	1,050
Additional paid-in capital	258,252,332	257,874,065
Accumulated deficit	(255,753,060)	(255,008,670)

	2,500,318	2,866,445

	$2,717,432	$3,062,298

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating expenses:
General and administrative expenses	$438,506	$491,761	$1,042,331	$1,122,409
Impairment loss	—	757,801	—	757,801
Depreciation and amortization	127,374	32,344	254,746	67,290

	565,880	1,281,906	1,297,077	1,947,500

Loss from operations, before other (income) expense	(565,880)	(1,281,906)	(1,297,077)	(1,947,500)

Other (income) expense:
Interest income	(5,338)	(5,870)	(10,104)	(14,182)
Loss in equity investments	108,936	142,290	168,605	247,722
Other (income) expense	(1,091,850)	12,723	(1,089,450)	(15,119)

	(988,252)	149,143	(930,949)	218,421

Net income (loss)	422,372	(1,431,049)	(366,128)	(2,165,921)

Series D preferred dividends	(191,021)	(176,436)	(378,267)	(349,385)

Net income (loss) allocable to common shareholders	$231,351	$(1,607,485)	$(744,395)	$(2,515,306)

Net income (loss) per share — (basic and diluted)	$0.00	$(0.03)	$(0.01)	$(0.05)

Weighted average number of shares outstanding — (basic and diluted)	52,323,701	52,323,701	52,323,701	52,323,701

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366,128)	(2,165,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,746	67,290
Other non-cash charges and credits:
Loss in equity investments	168,605	247,722
Impairment loss	—	757,801
Change in operating assets and liabilities:
Prepaid expenses	137,859	(326,917)
Accounts payable	(49,207)	(5,935)
Accrued liabilities	70,469	18,026

Net cash provided by (used in) operating activities	216,344	(1,407,934)

NET CHANGE IN CASH AND CASH EQUIVALENTS	216,344	(1,407,934)
CASH AND CASH EQUIVALENTS, beginning of period	1,764,370	3,894,081

CASH AND CASH EQUIVALENTS, end of period	$1,980,714	$2,486,147

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

We have been pursuing a “Business Opportunity” or “Strategic Combination” during fiscal 2004 and the six months ended December 31, 2004, that would likely be conditioned upon our completion of a “Recapitalization Event” (as hereinafter defined in the section entitled “Business — Plan of Operation”).

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

Plan of Operation

Prior Plan of Operation. We expended considerable time and resources in fiscal 2004 pursuing a plan of operation focused on locating, negotiating and, if possible, consummating a potential transaction for the redeployment of our remaining cash assets (a “Business Opportunity”). Unfortunately, our efforts did not result in such an outcome, with negotiations ceasing prior to the actual consummation of any of the various Business Opportunities that we have pursued to date.

Revised Plan of Operation. Considering our current cash on hand and the funding needed to satisfy our obligations for the next six months, it remains highly unlikely that we will be able to consummate a Business Opportunity with our remaining free cash assets and current capital structure, particularly when such a transaction must be capable of producing positive cash flow for us in the immediate future. We shifted our focus during the third quarter of fiscal 2004 and began to pursue a revised plan of operation because of our liquidity position, our lack of a viable Business Opportunity and our belief that under any liquidation scenario our stockholders would not receive any recovery on or value for their holdings. Given our current situation, we believe that the most beneficial transaction for our stockholders would involve the exchange of a certain amount of our common stock for the equity of a privately held company that values our assets, including, without limitation, our cash, and our status as a reporting company under the Securities Exchange Act of 1934, as amended (a “Strategic Combination”). In pursuing the best Strategic

Combination possible, we believe that it will be necessary to effect a Recapitalization Event (as hereinafter defined). It should be noted, however, that the pursuit of a Strategic Combination is not guaranteed to benefit us or any specific holder of our equity securities. With our limited cash, the most likely form of Strategic Combination would involve a substantial portion of the consideration being paid in the form of common stock. Furthermore, a Strategic Combination may require the approval of the holders of our common stock, and perhaps, our outstanding preferred stock. We can offer no assurances that we could obtain such stockholder approval even if we were able to locate a suitable Strategic Combination.

During the three months ended March 31, 2004, we contemplated a possible recapitalization that would have resulted in all of the holders of our preferred stock electing to convert their shares into common stock, at a negotiated and substantially reduced conversion price (a “Recapitalization Event”). Despite significant efforts, we were unable to accomplish such Recapitalization Event in the third quarter of our fiscal 2004. Our belief is that we would be in a better position to consummate a Strategic Combination if we were able to achieve such a Recapitalization Event. Accordingly, we proposed another Recapitalization Event on January 6, 2005, and discussions with the holders of our preferred stock are ongoing.

Even if we entered into a Strategic Combination, the consummation of such a transaction would likely cause significant dilution in the holdings of our existing common, and possibly, our preferred stockholders. If accomplishing a Recapitalization Event is a condition to the completion of a Strategic Combination, then the holders of our existing common stock would likely experience significant material dilution of their holdings both at the time of such a Recapitalization Event as well as upon the consummation of the Strategic Combination. Similarly, our preferred stockholders, if converted as part of a Recapitalization Event, would also experience significant material dilution of their holdings as a result of the Strategic Combination.

On June 7, 2004, we engaged Oasis Capital Partners, LLC (“Oasis”) to serve as our financial consultant and advisor in the identification and implementation of a comprehensive merger or acquisition based upon the long-term strategic objectives as outlined above. Oasis is advising and assisting us in (i) identifying a suitable merger or acquisition candidate, (ii) completing due diligence, (iii) structuring and negotiating acceptable terms and (iv) closing the transaction. As previously disclosed, the term of the engagement was for three months, at a monthly rate of $15,000, with the ability to extend on a month-to-month basis. In October of 2004, Oasis agreed to continue providing such services for as long as it takes to consummate a Strategic Combination in exchange for an additional payment of $30,000. If a transaction is consummated, Oasis will also be entitled to receive warrants, which will be exercisable for a period of two years, to purchase one percent of our issued and outstanding post-transaction common stock at an exercise price equal to the average of the mean between the closing bid and ask prices for our common stock for the fifteen business days immediately subsequent to the closing date of the transaction.

While we continue to explore potential Strategic Combinations, including ongoing discussions with entities that might be likely candidates for such a transaction, we have not entered into any agreement or binding letter of intent that involves a Strategic Combination and a possible Recapitalization Event as of the date of this Quarterly Report. Unless we can achieve these objectives on or before June 30, 2005, we will likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code (as hereinafter defined).

Qwest Settlement

On June 17, 2002, we, along with the liquidating trust, filed a lawsuit seeking damages resulting from numerous disputes over business dealings and agreements with Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004. In October of 2004, we entered into settlement discussions with Qwest that resulted in us receiving $1,150,000, in December of 2004, which has been included in other income in the accompanying Statement of Operations. Since we funded the costs of prosecuting the Qwest claim and provided financing and administrative services to the liquidating trust and the debtor subsidiaries during their bankruptcy proceedings, all of which required repayment, the settlement proceeds were paid to us instead of the liquidating trust in accordance with the amended plan. However, we may still be required to pay certain of the expenses of the remaining efforts of the liquidating trust. For further details regarding this litigation, see Note 9 entitled “Legal Proceedings.”

2. Liquidity and Capital Resources

At December 31, 2004, we had consolidated current assets of $2.2 million, including, without limitation, cash and cash equivalents of approximately $2.0 million and net working capital of $2.0 million. Historically, we funded our subsidiaries operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economic downturn, our only current source of funding is expected to be cash on hand.

Again, our ability to satisfy our current obligations is dependent upon our cash on hand. Our current obligations consist of funding working capital. We estimate that it will take approximately $600,000 of our remaining cash to satisfy these obligations for the next six months. We also expect to incur legal and advisory fees in connection with our efforts to locate and consummate a Strategic Combination. In addition, we may have to fund certain expenses of the liquidating trust. Accordingly, we will be left with approximately $1.2 million or less of cash available for use in a Strategic Combination. In the event we expend all $1.2 million or less on a Strategic Combination and achieve no return or cash flow from that transaction before June 30, 2005 or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code (as hereinafter defined). We believe that under any such liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which historically provided all of our revenues on a consolidated basis and (ii) the uncertainties surrounding other potential Strategic Combinations that we may consider, if any.

As noted above, we do not believe that any of the traditional funding sources will be available to us in the near future. Consequently, our failure to identify potential Strategic Combinations, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of our ongoing general and administrative expenses and our other obligations. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

3. General

The accompanying consolidated financial statements as of December 31, 2004, and for the three and six month periods ended December 31, 2004, and 2003, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

As of June 30, 2002, the assets and liabilities of the debtor subsidiaries were deconsolidated, as a liquidating trust controls their assets. For further details regarding the bankruptcy proceedings, see Note 2 entitled “Management’s Discussion of Financial Condition and Results of Operations — Bankruptcy Proceedings.” The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments ultimately made.

4. Basis of Presentation

The accompanying consolidated financial statements for the three and six months ended December 31, 2004, include our accounts and the accounts of our wholly owned subsidiaries that are not involved in the bankruptcy plan administration process.

Revenues. We do not expect to generate any revenues from operations until such time, if any, as we successfully redeploy some or all of our remaining cash assets in a Strategic Combination, if at all.

General and Administrative Expenses. These expenses include general corporate expenses, management salaries and benefits, professional fees, travel expenses, rent and administrative expenses. Currently, we maintain our corporate headquarters in Dallas, Texas.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment and amortization of leasehold improvements. Due to going concern considerations, we reduced the useful lives of our assets in fiscal 2005, and we have fully depreciated our assets as of December 31, 2004.

Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in Paciugo, which is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in loss in equity investments. In December of 2002, we purchased the Initial Interest in Paciugo (as hereinafter defined). For further details regarding Paciugo, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo.” The values of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. On February 14, 2003, ORB Communications & Marketing, Inc. filed for protection under Chapter 7 of the Bankruptcy Code (as hereinafter defined), and in August of 2003, Gemini Voice Solutions, Inc. obtained the approval of its stockholders to begin the process of winding-up its affairs. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses and we will continue to record our proportionate share of those operating losses.

Other Income. Other income, net of other expense, in the three and six months ended December 31, 2004, resulted from our receipt of $1,150,000 from the Qwest settlement. Other income, net of other expense, in the three and six months ended December 31, 2003, resulted from the Support Services we provided to Paciugo, pursuant to the Purchase Agreement. There can be no assurances as to the continuation of these payments, as Paciugo has not made a payment since September of 2003, due to disagreements between us and Paciugo regarding the Support Services. For further details regarding the payments, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo”.

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

6. Income (Loss) Per Share

We calculate earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented, as the effect would be antidilutive. Accordingly, basic and diluted EPS did not differ for any period presented. Had the effect not been antidilutive due to losses for the per share computation, 67,111,320 and 67,826,400 shares would have been included in the diluted earnings per share calculation for the three and six months ended December 31, 2004, and 2003, respectively.

7. Equity Investments

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary’s governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights, without limitation, associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary’s accounts are not reflected in our consolidated financial statements. Our proportionate share of a subsidiary’s operating earnings and losses are included in the caption “Loss in equity investments” in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. The values of those equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. During the second quarter of fiscal 2003, we purchased the Paciugo Interest. For further details regarding this transaction, see the Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo.” The Paciugo Interest is accounted for under the equity method.

During the six months ended December 31, 2004 and 2003, we recorded equity losses totaling $168,600 and $247,700, respectively. During the three months ended December 31, 2004 and 2003, we recorded equity losses totaling $108,900 and $142,300, respectively. As previously mentioned, the value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. As of June 30, 2004, we impaired our interest in Paciugo to equal our interest in the net book value of Paciugo when we determined that the Sales Price (as hereinafter defined) in the Sales Agreement (as hereinafter defined) would not be received. For further details regarding the Sales Agreement, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo.” For the equity interests that were previously impaired completely, we ceased recording our share of losses incurred by the subsidiary.

Equity investments consists of the following at December 31, 2004:

	% Ownership *		Accounting	Carrying
Company Name	Common	Preferred	Method	Value
Paciugo Management LLC	33.3%	0.0%	Equity	$256,395
Gemini Voice Solutions, Inc. (f/k/a PhoneFree.com)**	17.2%	31.7%	Equity	—
ORB Communications & Marketing, Inc.***	19.0%	100.0%	Equity	—
FonBox, Inc	14.0%	50.0%	Equity	—
Launch Center 39	0.0%	2.1%	Cost	—
Spydre Labs	5.0%	0.0%	Cost	—

				$256,395

*	Reflects our ownership percentage at December 31, 2004.

**	Gemini Voice began the process of winding up its affairs in August of 2003.

***	ORB filed a voluntary petition under Chapter 7 of the bankruptcy code in February of 2003.

For the six months ended December 31, 2004, and 2003, Paciugo met the criteria for a “significant subsidiary” as set forth in Rule 1.02(w) of Regulation S-X. Summarized financial information for Paciugo as of and for the six months ended December 31, 2004, and 2003, is as follows:

	December 31,
	2004	2003
Financial position information:
Current assets	$548,143	$656,852
Non-current assets	1,100,263	1,654,157
Current liabilities	392,714	411,031
Non-current liabilities	479,970	484,081
Net assets	1,230,026	1,397,397
Income statement information:
Revenues	957,445	1,004,655
Gross profit	736,664	788,395
Net loss	(529,926)	(715,121)

Our equity in Paciugo’s net loss	$168,605	$247,722

8. Stock Options

At December 31, 2004, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (“the 1999 Plan”) and the 2001 Equity Incentive Plan (“the 2001 Plan”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

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

We have adopted the disclosure-only provision of SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123 requires pro forma information to be presented as if we had accounted for the stock options granted during the fiscal periods presented using the fair value method. We will be required to comply with SFAS 123(R) that was adopted in December of 2004, which will require us to record compensation expense in our results of operations for the first reporting period after June 15, 2005. The fair value for options granted during the fiscal years ended 2004 and 2003 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the six months ended
	December 31,
	2004	2003
Expected volatility	2667.4%	2667.4%
Risk-free interest rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Expected life (years)	10.0	10.0

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options’ vesting periods of one to three years.

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro Forma Net Income (Loss)
Net income (loss) allocable to common shareholders as reported	$231,351	$(1,607,485)	$(744,395)	$(2,515,306)
Compensation recorded	—	—	—	—
Add: stock based compensation expense determined under intrinsic value method
Less: stock-based compensation expense determined under fair value-based method	$2,500	$2,500	$6,000	$5,000

Pro forma net income (loss)	$233,851	$(1,604,985)	$(738,395)	$(2,510,306)

Net income (loss) per share, pro forma	$0.00	$(0.03)	$(0.01)	$(0.05)

Net income (loss) per share, basic and diluted, as reported	$0.00	$(0.03)	$(0.01)	$(0.05)

9. Legal Proceedings

We, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004. In October of

2004, we entered into settlement discussions with Qwest that resulting in us receiving $1,150,000 in December, 2004. Since we funded the costs of prosecuting the Qwest claim and provided financing and administrative services to the liquidating trust and the debtor subsidiaries during their bankruptcy proceedings, all of which required repayment, the settlement proceeds were paid to us instead of the liquidating trust in accordance with the amended plan. However, we may still be required to pay certain of the expenses of the remaining efforts of the liquidating trust.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal quarter ended December 31, 2004. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

Forward-looking statements in this Quarterly Report include, without limitation, the following:

     Statements concerning our financial condition and strategic direction:

•	statements regarding our ability to continue as a going concern;

•	statements regarding our future capital requirements and our ability to satisfy our capital needs;

•	statements regarding the ability of our debtor subsidiaries to successfully liquidate and distribute substantially all of their assets, pursuant to the amended plan, without causing a material adverse impact on us;

•	statements regarding our ability to monetize our interest in Paciugo;

•	statements regarding the potential generation of revenue resulting from the redeployment of our cash assets;

•	statements regarding the redeployment of our remaining cash assets, if any, in furtherance of a potential Strategic Combination;

•	statements regarding the possibility of accomplishing a Recapitalization Event or a Strategic Combination and the potential effects on us and on our stockholders, including, without limitation, the possibility of significant stockholder dilution; and

•	statements regarding the potential liquidation of our assets, whether in a voluntary wind-down or a bankruptcy proceeding.

     Statements concerning our debtor subsidiaries:

•	statements regarding the estimated liquidation value of assets and settlement amounts of liabilities; and

•	statements regarding the impact of the bankruptcy proceedings on our financial condition.

     Statements concerning our interest in Paciugo:

•	statements regarding our ability to realize any benefit from our Paciugo Interest;

•	statements regarding Paciugo operations; and

•	statements regarding our relationship with the “Equity Owners” of Paciugo (as hereinafter defined).

     Other statements:

•	statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks inherent in our ability to continue as a going concern;

•	risks inherent in our ability to redeploy our remaining assets, including, without limitation, our remaining cash assets;

•	risks associated with competition in the sector or industry that we may enter;

•	risks associated with our ability to monetize our interest in Paciugo;

•	risks associated with Paciugo’s market position, the industry in which Paciugo competes, Paciugo’s prospects for meaningful success, Paciugo’s operations and our relationship with the Equity Owners;

•	risks associated with having no current operations or revenue;

•	risks that we will be unable to redeploy our remaining cash assets, or if so deployed, risks that we will not be able to generate positive cash flow or revenue after consummating such a transaction sufficient to satisfy our current obligations;

•	risks that we will be unable to obtain any necessary approvals of our stockholders if we were to propose a Recapitalization Event or a Strategic Combination;

•	risks that we might not be able to locate a suitable entity with which to engage in a Strategic Combination;

•	risks that we might not be able to effect a Recapitalization Event or a Strategic Combination on terms that were acceptable to us or would benefit our stockholders;

•	risks that a Recapitalization Event may be entered into upon terms and conditions that would result in a significant and material dilution of our common and preferred stockholders;

•	risks that a Strategic Combination may be entered into upon terms and conditions that would result in a significant and material dilution of our common and preferred stockholders;

•	risks that any Strategic Combination would result in us pursuing a new and unknown business model that may or may not benefit our stockholders;

•	risks that any wind-down or liquidation would result in our stockholders receiving no recovery on or value for their stock holdings;

•	risks associated with preserving the net operating loss carryforwards of our debtor subsidiaries;

•	risks associated with uncertainties in the implementation and substantial completion of the amended bankruptcy plan concerning the liquidation of substantially all of the remaining assets of our debtor subsidiaries and any resulting impact on us; and

•	risks associated with changes in the laws and regulations that govern us.

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

In addition, we held an option, which expired on December 19, 2004, to purchase a 17.3% membership interest in PMLLC and a 17.127% limited partnership interest in Ad Astra (the “Subsequent Interest”) for $1.5 million. Together, the Initial Interest and the Subsequent Interest would have resulted, if exercised, in our holding a 50.3% membership interest in PMLLC and a 49.797% limited partnership interest in Ad Astra, for a total aggregate interest in Ad Astra, including the PMLLC general partner interest, of 50.3%.

Collectively, Ad Astra and PMLLC, through a number of wholly owned subsidiaries, own and manage a gelato manufacturing, retailing and catering business operating under the brand name “Paciugo.” As mentioned previously, throughout this Quarterly Report, we refer collectively to Ad Astra, PMLLC, and their subsidiaries as “Paciugo.” Under the terms of the Purchase Agreement, we were to provide services to support the business operations of Paciugo, including administrative, accounting, financial, human resources, information technology, legal, and marketing services (the “Support Services”). The Support Services expressly exclude providing certain capital expenditures as well as services that are customarily performed by third party professionals. In exchange for our providing the Support Services, we were entitled to receive an annual amount equal to the greater of $250,000 or 2% of the consolidated gross revenues of Paciugo (excluding any gross revenues shared with third parties under existing contractual arrangements). Effective January 1, 2003, we began receiving monthly payments from Paciugo in the amount of $20,833, with positive cumulative differences, if any, between 2% of such gross revenues and $20,833 per month to be paid within ten days of the end of such month. During the first quarter of our fiscal 2004, we recorded other income of $41,666 from the provision of the Support Services to Paciugo for July and August of 2003 as agreed upon in the Purchase Agreement. In August of 2003, certain disagreements arose between us and Paciugo concerning the amount of the monthly payment for July of 2003, as well as our performance of the Support Services. As a result, Paciugo has failed to make these payments since August of 2003.

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

During the quarter ended December 31, 2003, we engaged in discussions with Paciugo that resulted in our entering into a sales agreement on January 13, 2004 (the “Sales Agreement”), with Ad Astra, PMLLC, and the Equity Owners, whereby we agreed, subject to customary closing conditions, to (i) sell and transfer to Ad Astra all of our right, title and interest in Ad Astra, (ii) sell and transfer to PMLLC all of our right, title and interest in PMLLC and (iii) terminate our right to exercise the option to acquire the Subsequent Interest, all in exchange for a total proposed Sales Price of $1.25 million (the “Sales Price”), to be paid in cash at closing by Ad Astra and PMLLC. The closing of the Sales Agreement was expected to take place on or about May 12, 2004, unless extended as provided for in the Sales Agreement. The closing date was later extended to July 11, 2004. Ad Astra, PMLLC and the Equity Owners breached the Sales Agreement by not closing the Sales Agreement on or before this date. Accordingly, we continue to own our 33% interest in Paciugo.

Depending upon a variety of factors, including, without limitation, those outlined above, most of which are beyond our control, we may determine it necessary to record additional impairment charges against the Paciugo Interest in our 2005 fiscal year. The factors that may result in the impairment of our Paciugo Interest include, without limitation:

•	Paciugo’s ability to locate additional working capital;

•	Paciugo’s ability to expand sales while controlling and reducing costs; and

•	Paciugo’s ability to compete against more well-known gelato, frozen dessert, and ice cream stores, many of which maintain greater management, financial and other resources.

Bankruptcy Proceedings

During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. (“AxisTel”), e.Volve Technology Group, Inc. (“e.Volve”) and Novo Networks Operating Corp. (“NNOC”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). As mentioned previously, we will refer to the subsidiaries that have filed for bankruptcy protection as our “debtor subsidiaries” throughout this Quarterly Report. At this same time, we announced that we were exploring the option of diversifying our business by entering into other lines of business.

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

On January 14, 2002, the Delaware Bankruptcy Court approved the amended disclosure statement, with certain minor modifications, and on March 1, 2002, the Delaware Bankruptcy Court confirmed the amended plan, again with minor modifications. On April 3, 2002, the amended plan became effective and a liquidating trust was formed, with funding provided by the Company in the amount of $200,000. Assets to be liquidated of approximately $700,000 were transferred to the liquidating trust during the fourth quarter of fiscal 2002. The purpose of the liquidating trust is to collect, liquidate and distribute the remaining assets of the debtor subsidiaries and prosecute certain causes of action against various third parties. No assurance can be given that the liquidating trust will be successful in liquidating substantially all of the debtor subsidiaries’ assets pursuant to the amended plan. Also, it is not possible to predict the outcome of the prosecution of causes of action against third parties, as described in the amended plan and disclosure statement.

Prior to the debtor subsidiaries’ bankruptcy filings, we had guaranteed certain indebtedness of one or more of the debtor subsidiaries and, depending upon the treatment of and distributions to holders of such indebtedness under the amended plans, we may be liable for some or all of this indebtedness.

In connection with the bankruptcy proceedings, we provided our debtor subsidiaries with approximately $1.9 million in secured debtor-in-possession financing to fund their reorganization efforts. The credit facility made funds available to permit the debtor subsidiaries to pay employees, vendors, suppliers, customers and professionals consistent with the requirements of the Bankruptcy Code. In connection with the amended plan being confirmed by the Delaware Bankruptcy Court and becoming effective on April 3, 2002, the credit facility was converted into a new secured note. During fiscal 2003, we provided additional funding of $514,000 to the liquidating trust. The balance on the new secured note was approximately $3.3 million that had been fully reserved due to the uncertainty surrounding the collection of this note. The new secured note and the reserve was written off in the period covered by this Quarterly Report. For further details regarding the funding provided to the debtor subsidiaries, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Operations Summary

For the three and six months ended December 31, 2004, and 2003, we effectively had no operations or sources of revenue, and we do not anticipate being in a position to resume operations until such time, if any, as we consummate a Strategic Combination. We cannot predict when or if we will be successful in such a Strategic Combination or a new business venture that we may consider, if any.

We currently anticipate that we will not have any revenue unless or until we are able to redeploy our remaining cash assets in a Strategic Combination.

Summary of Operating Results

The table below summarizes our operating results.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating expenses:
General and administrative expenses	$438,506	$491,761	$1,042,331	$1,122,409
Impairment loss	—	757,801	—	757,801
Depreciation and amortization	127,374	32,344	254,746	67,290

	565,880	1,281,906	1,297,077	1,947,500

Loss from operations, before other (income) expense	(565,880)	(1,281,906)	(1,297,077)	(1,947,500)

Other (income) expense:
Interest income	(5,338)	(5,870)	(10,104)	(14,182)
Loss in equity investments	108,936	142,290	168,605	247,722
Other (income) expense	(1,091,850)	12,723	(1,089,450)	(15,119)

	(988,252)	149,143	(930,949)	218,421

Net income (loss)	422,372	(1,431,049)	(366,128)	(2,165,921)

Series D preferred dividends	(191,021)	(176,436)	(378,267)	(349,385)

Net income (loss) allocable to common shareholders	$231,351	$(1,607,485)	$(744,395)	$(2,515,306)

Net income (loss) per share — (basic and diluted)	$0.00	$(0.03)	$(0.01)	$(0.05)

Weighted average number of shares outstanding — (basic and diluted)	52,323,701	52,323,701	52,323,701	52,323,701

Three months ended December 31, 2004 Compared to Three months ended December 31, 2003

Revenues. No revenues were generated during the three months ended December 31, 2004, and 2003.

We do not expect to generate any revenues from operations until such time, if any, we successfully redeploy some or all of our remaining cash assets in a Strategic Combination, if at all. No assurances can be given that we will generate revenues from operations in the future.

Direct Costs. No direct costs were incurred during the three months ended December 31, 2004, and 2003, as we currently have no operations.

General and Administrative Expenses. General and administrative expenses decreased approximately 11% or $53,300 during three months ended December 31, 2004, to $438,500 from $491,800 in the three months ended December 31, 2003. The decrease in selling, general and administrative expenses during the three months ended December 31, 2004, resulted primarily from the continued downsizing of our workforce and the reduction in business insurance offset by an increase in legal and professional fees associated with litigation matters.

General and administrative expenses for the three months ended December 31, 2004, consisted primarily of approximately (i) $111,600 of salaries and benefits, (ii) $195,100 of legal and professional fees, (iii) $47,700 of business insurance and (iv) $84,100 of other operating expenses. General and administrative expenses for the three months ended December 31, 2003, consisted primarily of approximately (i) $131,400 of salaries and benefits, (ii) $107,000 of legal and professional fees, (iii) $141,700 of business insurance and (vi) $111,700 of other operating expenses. We anticipate that general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our general and administrative expense to continue to be approximately $100,000 per month until such time, if any, as we choose to redeploy our remaining cash assets.

Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended December 31, 2004, totaled approximately $127,400, as compared to approximately $32,300 for three months ended December 31, 2003. Due to going concern considerations, we changed the estimate of the useful lives of our assets in fiscal 2005, and we have fully depreciated our assets as of December 31, 2004.

Interest Income. We recorded interest income from cash investments of $5,300 in the three months ended December 31, 2004, as compared to approximately $5,900 for the three months ended December 31, 2003. The decrease in interest income is due to decreased cash balances.

Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in Paciugo that is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. In December of 2002, we purchased the Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo.” The values of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses and we will record our proportionate share of those operating losses.

Other (Income) Expense. During the three months ended December 31, 2004, we recorded other income, net of other expense of $1.1 million as compared other expense of approximately $12,700 in the three months ended December 31, 2003. Other income for the three months ended December 31, 2004 consists of the Qwest settlement in the amount of $1.1 million. Other income for the three months ended December 31, 2003 consists of payments of $20,833 per month for July and August of 2003 from Paciugo. However, there can be no assurances that we will receive any future payments, as Paciugo has not made the payment due since September of 2003 due to disagreements between us and Paciugo regarding these monthly payments, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo.”

Income Taxes. There is no provision for income tax expense for the three months ended December 31, 2004, due to net operating loss carryforwards (“NOL’s”) available. There is no provision for the three months ended December 31, 2003, since we incurred a net loss. At June 30, 2004, we had NOLs of approximately $92.9 million. The NOLs expire incrementally through 2024.

Six Months Ended December 31, 2004 Compared To Six Months Ended December 31, 2003

Revenues. No revenues were generated during either period presented. No revenues were generated based on (i) the termination of all operations of our debtor subsidiaries by December of 2001, which historically provided all of our significant revenues and (ii) the uncertainty surrounding our plans to explore other opportunities.

Direct Costs. No direct costs were incurred during the six months ended December 31, 2004, and 2003.

General and Administrative. General and administrative expenses decreased approximately $80,100 during the six months ended December 31, 2004, from approximately $1.1 million during the six months ended December 31, 2003, a decrease of 7%. The drop in selling, general and administrative expenses is primarily due to (i) the downsizing of the workforce, (ii) the reduction business insurance, (iii) reduction in legal fees and (iv) an overall reduction of overhead related to office expenses offset by increase in professional fees associated with the Qwest arbitration.

General and administrative expenses for the six months ended December 31, 2004, consisted primarily of approximately (i) $237,600 of salaries and benefits, (ii) $209,200 of legal fees, (iii) $260,500 of consulting and professional fees, (iv) $172,000 of business insurance, (v) $47,200 of office rent and expenses and (vi) $115,900 of other operating expenses. Selling, general and administrative expenses for the six months ended December 31, 2003, consisted primarily of approximately (i) $275,200 of salaries and benefits, (ii) $224,700 of legal fees, (iii) $126,700 of professional and consulting fees, (iv) $302,800 of business insurance, (v) $47,200 of office rent and expenses and (vi) $115,900 of other operating expenses. We anticipate that selling, general and administrative expenses will remain relatively constant as (i) we currently have no operations, (ii) we completed personnel reductions, and (iii) we continue to work toward the conclusion of the various bankruptcy proceedings. We expect our general and administrative expense to be approximately $100,000 per month until such time, if any, as we are able to develop an alternative business strategy.

Impairment Loss. Due to the execution of the Sales Agreement with Paciugo, we recorded an impairment loss of $757,801 during the six months ended December 31, 2003, reducing the net book value of the investment to the proposed Sales Price.

Depreciation and Amortization. Depreciation recorded on fixed assets during the six months ended December 31, 2004, totaled approximately $254,800, as compared to approximately $67,300 for the six months ended December 31, 2003. Due to going concern considerations, we changed the estimate of the useful lives of our assets in fiscal 2005, and we have fully depreciated our assets as of December 31, 2004.

Interest Income. We recorded interest income from cash investments of approximately $10,100 for the six months ended December 31, 2004, as compared to approximately $14,200 for the six months ended December 31, 2003. The decrease in interest income during the current period is a result of lower amounts of cash available to be invested.

Loss in Equity Investments. Loss in equity investments resulted from our minority ownership in Paciugo that is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each of our subsidiary’s operating loss is included in equity in loss of investments. During the six months ended December 31, 2004, there was a loss of approximately $168,600, as compared to $247,700 during the six months ended December 31, 2003. The current six-month loss resulted from our 33% Initial Interest in Paciugo. For further details regarding Paciugo, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of Initial Interest in Paciugo”, above. The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary up to the cost of that investment or from impairment losses. As mentioned previously, our previous strategic investments are either winding-up their affairs or liquidating; however, we do not expect to record future charges related to them since they are completely impaired. We expect Paciugo to continue in the near future to incur operating losses and we will record our proportionate share of those operating losses.

Other (Income) Expense. During the six months ended December 31, 2004, we recorded other income, net of other expense, of $1.1 million as compared other income, net of other expense, of approximately $15,100 in the six months ended December 31, 2003. Other income for the six months ended December 31, 2004, consists of the Qwest settlement in the amount of $1.1million. Other income for the six months ended December 31, 2003, consists of payments of $20,833 per month for July and August of 2003 from Paciugo. However, there can be no assurances that we will receive any future payments, as Paciugo has not made a payment since September of 2003, due to disagreements between us and Paciugo regarding these monthly payments, see Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of the Initial Interest in Paciugo.”

Income Taxes. There is no provision for income tax expense since we incurred net losses for the six months ended December 31, 2004, and 2003. At June 30, 2004, we had NOLs of approximately $92.9 million. The NOLs expire incrementally through 2024.

Liquidity and Capital Resources

At December 31, 2004, we had consolidated current assets of $2.2 million, including, without limitation, cash and cash equivalents of approximately $2.0 million and net working capital of $2.0 million. Historically, we funded our subsidiaries operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that either of these funding sources will be available in the near term. Principal uses of cash have been to fund (i) operating losses, (ii) acquisitions and strategic business opportunities, (iii) working capital requirements and (iv) expenses related to the bankruptcy plan administration process. Due to our financial performance, the lack of stability in the capital markets and the economic downturn, our only current source of funding is expected to be cash on hand.

Again, our ability to satisfy our current obligations is dependent upon our cash on hand. Our current obligations consist of funding working capital. We estimate that it will take approximately $600,000 of our remaining cash to satisfy these obligations for the next six months. We also expect to incur legal and advisory fees in connection with our efforts to locate and consummate a Strategic Combination. In addition, we may have to fund certain expenses of the liquidating trust. Accordingly, we will be left with approximately $1.2 million or less of cash available for use in a Strategic Combination. In the event we expend all of our $1.2 million or less on a Strategic Combination and achieve no return or cash flow from that transaction before June 30, 2005 or if we incur other unanticipated expenses for operations, we would likely be required to cease operations altogether and pursue other alternatives, such as liquidating or filing a voluntary petition for relief under the Bankruptcy Code. We believe that under any such liquidation scenario, our stockholders would not receive any recovery on or value for their holdings.

We currently anticipate that we will not generate any revenue from operations in the near term based on (i) the termination of the operations of our debtor subsidiaries, which historically provided all of our revenues on a consolidated basis and (ii) the uncertainties surrounding other potential Strategic Combinations that we may consider, if any.

As mentioned previously, we do not believe that any of the traditional funding sources will be available to us in the near future. Consequently, our failure to identify potential Strategic Combinations, if any, will jeopardize our ability to continue as a going concern. Due to these factors, we are unable to determine whether current available financing will be sufficient to meet the funding requirements of our ongoing general and administrative expenses and our other obligations. No assurances can be given that adequate levels of financing will be available to us on acceptable terms, if at all.

The net cash provided by or used in operating, investing and financing activities for the six months ended December 31, 2004, and 2003, respectively, is summarized below:

Cash provided by operating activities in the six months ended December 31, 2004, totaled approximately $216,300 as compared to cash used in operating activities of approximately $1.4 million in the six months ended December 31, 2003. During the six months ended December 31, 2004, cash flow provided by operating activities primarily resulted from operating losses that were less than normal due to the negotiated settlement with Qwest of $1.15 million, net of non-cash charges, totaling approximately $57,200, a decrease of $137,800 in prepaid expenses, a decrease in accounts payable of $49,200 and an increase in accrued liabilities of $70,500. In the six months ended

December 31, 2003, cash flow used by operating activities resulted from operating losses, net of non-cash charges, totaling $1.1 million and the increase in prepaid expenses of $326,900.

Net cash used in investing activities in the six months ended December 31 2004, and 2003, was zero.

Cash flows from financing activities in the six months ended December 31, 2004, and 2003, were zero.

Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. They do not include any adjustments that might result should we be unable to continue as a going concern, and no assurances can be given that we will continue as a going concern. In fact, it is unlikely that we will be able to continue as a going concern past June 30, 2005, unless we successfully complete a Strategic Combination.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2004, which states that although our financial statements have been prepared assuming that we will continue as a going concern, substantial doubt exists as to our ability to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $2.0 million at December 31, 2004. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, we, along with the liquidating trust, filed a lawsuit on June 17, 2002, against Qwest, a former customer and vendor, and John L. Higgins, a former employee and consultant, in the Eighth Judicial District Court of Clark County, Nevada. The amended plan called for certain causes of action to be pursued by the liquidating trust against various third parties, including Qwest, in an attempt to marshal sufficient assets to make distributions to creditors. We were a co-proponent of the amended plan and suffered independent damages as a result of Qwest’s actions. Accordingly, we and the liquidating trust asserted, among other things, the following claims against Qwest: (i) breach of contract, (ii) conversion, (iii) misappropriation of trade secrets, (iv) breach of a confidential relationship, (v) fraud, (vi) breach of the covenant of good faith and fair dealing, (vii) tortious interference with existing and prospective business relations, (viii) aiding and abetting Mr. Higgins’s misconduct, (ix) civil conspiracy and (x) unjust enrichment. The following claims also have been asserted against Mr. Higgins: (i) breach of contract, (ii) breach of fiduciary duties, (iii) breach of a confidential relationship, (iv) fraud, (v) aiding and abetting Qwest’s misconduct, (vi) civil conspiracy and (vii) unjust enrichment. In addition to an award of attorneys’ fees, we and the liquidating trust are seeking such actual, consequential and punitive damages as may be awarded by a jury or other trier of fact. Qwest filed a motion to stay the litigation and compel arbitration on August 14, 2002. On March 13, 2003, a hearing was held to determine the proper forum for the various claims. After listening to oral arguments, the district judge granted Qwest’s motion. On April 2, 2003, we, along with the liquidating trust, filed a petition with the

Supreme Court of Nevada, asking it to direct the district judge to reconsider her order. On August 13, 2003, our petition was denied. Accordingly, an arbitrator was appointed on December 30, 2003. He presided over a preliminary hearing on February 4, 2004, and he originally set the matter for a final hearing on July 7, 2004. On April 22, 2004, the arbitrator granted Qwest’s request to postpone the final hearing until September 27, 2004. On September 16, 2004, the arbitrator granted Qwest an additional continuance of the final hearing until November 1, 2004. In October of 2004, we entered into settlement discussions with Qwest that resulting in us receiving $1,150,000 in December, 2004. Since we funded the costs of prosecuting the Qwest claim and provided financing and administrative services to the liquidating trust and the debtor subsidiaries during their bankruptcy proceedings, all of which required repayment, the settlement proceeds were paid to us instead of the liquidating trust in accordance with the amended plan. However, we may still be required to pay certain of the expenses of the remaining efforts of the liquidating trust.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal quarter ended December 31, 2004. Readers are encouraged to refer to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

10.61	Mutual Settlement and Release Agreement and Covenant Not to Sue with Qwest Communications Corporation dated December 10, 2004.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Novo Networks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVO NETWORKS, INC.

Date: February 11, 2005	By:	/s/ Steven W. Caple

Steven W. Caple President (Principal Executive Officer)

Date February 11, 2005	By:	/s/ Patrick G. Mackey

Patrick G. Mackey Senior Vice President (Principal Financial and Accounting Officer)