Form 10-Q
period 2005-03-31
NOVO NETWORKS INC
filed 2005-05-19
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 0-28579

NOVO NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	75-2233445 (I.R.S. Employer Identification No.)

6440 North Central Expressway, Suite 620
Dallas, Texas 75206
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

On May 19, 2005, 200,000,000 shares of the registrant’s common stock, $.00002 par value per share, were outstanding.

NOVO NETWORKS, INC.

QUARTERLY REPORT FORM 10-Q
INDEX

NOVO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$673,295	$453,818
Accounts receivable, net of allowance ($106,061 at March 31, 2005, and at December 31, 2004)	3,379,397	3,384,904
Inventories	521,701	515,565
Prepaid expenses	676,075	212,943

	5,250,468	4,567,230

LONG-TERM ASSETS
Prepaid expenses	198,145	—
Property and equipment, net	469,475	557,317
Equity investments	180,206	—
Other assets	75,140	68,032

	922,966	625,349

	$6,173,434	$5,192,579

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$161,871	$344,588
Current portion of long-term debt	421,930	434,372
Current portion of capital lease obligations	43,838	56,573
Loan from shareholder	—	101,640
Accounts payable	1,491,804	1,704,187
Accrued liabilities	1,676,329	1,223,965
Deferred revenue	—	9,435
Income taxes payable	2,000	12,581

	3,797,772	3,887,341

LONG-TERM LIABILITIES
Long-term debt, net of current portion	305,384	404,484
Capital lease obligations, net of current portion	19,464	26,977

	324,848	431,461

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	79	—
Common stock	4,000	202,243
Additional paid-in capital	12,918,342	10,531,131
Accumulated deficit	(10,871,607)	(9,859,597)

	2,050,814	873,777

	$6,173,434	$5,192,579

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Revenues	$3,750,688	$3,579,826
Cost of revenues	2,796,207	2,317,861

Gross margin	954,481	1,261,965

Selling, general and administrative expense	1,793,200	1,467,974
Depreciation and amortization expense	76,566	93,163

	1,869,766	1,561,137

Loss from operations, before other (income) expense	(915,285)	(299,172)

Other (income) expense:
Interest expense	10,186	11,343
Interest income	(2,712)	(275)
Loss in equity investments	15,791	—
Loss on sale of fixed assets	1,271	—
Other (income) expense	1,086	—

	25,622	11,068

Net loss before income taxes	(940,907)	(310,240)

Income tax expense	6,000	10,560

Net loss	$(946,907)	$(320,800)

Net loss per share — (basic and diluted)	$(0.01)	$(0.00)

Weighted average number of shares outstanding — (basic and diluted)	171,512,693	147,676,299

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(946,907)	$(320,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,566	93,163
Other non-cash charges and credits:
Loss in equity investments	15,791	—
Loss on sale of fixed assets	1,271	—
Change in operating assets and liabilities:
Accounts receivable	5,507	1,659,630
Inventories	(6,136)	3,045
Prepaid expenses and other current assets	(206,728)	67,040
Prepaid expenses and other non-current assets	(1,363)	(1,500)
Accounts payable	(212,383)	(714,469)
Accrued liabilities	198,608	(559,361)
Income taxes receivable and payable	(12,581)	(15,904)
Deferred revenues	(9,435)	—

Net cash provided by (used in) operating activities	(1,097,790)	210,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,587)	(10,153)
Proceeds from the sale of fixed assets	26,592	—

Net cash provided by (used in) investing activities	10,005	(10,153)

Cash flows from financing activities
Proceeds from line of credit	480,719	431,855
Repayment of line of credit	(663,436)	(586,615)
Repayment of long-term debt	(111,542)	(4,380)
Repayment of loan from shareholder	(101,640)	—
Repayment of capital leases	(20,247)	(22,245)

Net cash used in financing activities	(416,146)	(181,385)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,503,931)	19,306
CASH AND CASH EQUIVALENTS, beginning of period	453,818	137,870
CASH AND CASH EQUIVALENTS, acquired	1,723,408	—

CASH AND CASH EQUIVALENTS, end of period	$673,295	$157,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for:
Interest	$6,692	$11,343

Taxes	$36,250	$16,814

Non-cash investing and financing activities:
Net assets acquired	$392,123	$—

The accompanying notes are an integral part of these financial statements.

NOVO NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock
	25,000,000 shares authorized;		200,000,000 shares authorized;		Additional
	$0.0002 par value		$0.0002 par value		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2004	—	$—	20,224,320	$202,243	$10,531,131	$(9,859,597)	$873,777

Deemed retroactive stock split to recapitalize Berliner Communications with 147,676,299 common shares, $0.00002 par value	—	—	127,451,979	(199,210)	199,131	—	(79)

Deemed retroactive stock split to recapitalize Berliner Communications with 3,913,699 Series E Preferred shares, $0.00002 par value, liquidation preference of $0.26 per share	3,913,699	79	—	(79)	79	—	79

Deemed dividend of Berliner Communications of net assets not transferred in recapitalization	—	—	—	—	—	(65,103)	(65,103)

Novo Networks preferred stock recapitalized as of February 18, 2005, into 4,500 Series B and 9,473 Series D Preferred shares, $0.00002 par value, liquidation preference of $1,000 per share	13,973	—	—	—	—	—	—

Novo Networks shareholder equity recapitalized as of February 18, 2005, into 52,323,701 common shares, $0.00002 par value			52,323,701	1,046	2,188,001	—	2,189,047

Net loss	—	—	—	—	—	(946,907)	(946,907)

Balance, March 31, 2005	3,927,672	$79	200,000,000	$4,000	$12,918,342	$(10,871,607)	$2,050,814

NOVO NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. History and Description of Business

History of Business

Novo Networks, Inc. (“Novo Networks”, “we”, “us” and “our”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. During the Fall of 1999, eVentures completed a series of transactions whereby it became a holding company with two wholly-owned operating subsidiaries, e.Volve Technology Group, Inc. (“e.Volve”) and AxisTel Communications, Inc. (“AxisTel”), and made a strategic investment in Gemini Voice Solutions, Inc. (“Gemini Voice”), formerly PhoneFree.com, Inc. During the Spring of 2000, eVentures acquired Internet Global Services, Inc. (“iGlobal”) and made additional strategic investments. In December of 2000, eVentures changed its name to Novo Networks.

During fiscal 2002, e.Volve and AxisTel and several other of our principal telecommunications operating subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”), and Internet Global Systems, Inc. filed a voluntary petition under Chapter 7 of the Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Texas Bankruptcy Court”.) We have had no operations from these subsidiaries since December of 2001 due to our former operating subsidiaries (the “Debtor Subsidiaries”) bankruptcy proceedings. The Delaware Bankruptcy Court entered a final decree in the Debtor Subsidiaries bankruptcy proceedings on March 28, 2005.

Previously, we indicated that we were exploring a potential transaction that would include the exchange of a certain amount of our common stock for the equity of a privately held company that values our assets, including, without limitation, our cash, and our status as a reporting company under the Securities Exchange Act of 1934 (a “Strategic Combination”). On February 18, 2005, we entered into an asset purchase agreement with Berliner Communications, Inc. (“Berliner Communications”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and our wholly owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Berliner Communications. For more information regarding the Acquisition, see Note 8 to the Consolidated Financial Statements entitled “Acquisition of Berliner Communications.”

We also own a minority interest in Paciugo Management, LLC and Ad Astra Holdings, LP and certain related companies. These entities own and manage a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” For more information regarding Paciugo, see Note 5 of the Notes to the Consolidated Financial Statements entitled “Equity Investments.”

Description of Acquired Business

Founded in 1995, Berliner Communications originally provided wireless carriers with comprehensive real estate site acquisition and zoning services. Over the course of the following 10 years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI will now carry on the historical operations of Berliner Communications. Unless otherwise specified or otherwise clear from the context, each reference to BCI in this Quarterly Report will be deemed to be a reference to both BCI and the historical operations and activities of Berliner Communications prior to February 18, 2005.

2. Basis of Presentation

Since the Acquisition was settled through an issuance of a controlling interest in our common stock, Berliner Communications is deemed to be the acquirer for accounting purposes. Further, since we were a shell company prior to the Acquisition, purchase accounting has not been applied. Therefore, the transaction is being accounted for as a reverse acquisition and a recapitalization of Berliner Communications.

The accompanying consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005, and 2004, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and the historical consolidated financial statements of Berliner Communications included in our Form 8-K/A, which was filed on May 9, 2005.

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

The accompanying statement of operations for the three months ended March 31, 2005, include the accounts of Berliner Communications through February 18, 2005, and the accounts of BCI, our wholly owned subsidiary, and our accounts since February 18, 2005 as compared to the three months ended March 31, 2004, of Berliner Communications, the accounting acquirer. The balance sheet as of December 31, 2004 is that of Berliner Communications.

Revenue Recognition. Revenues are recognized from radio frequency and network design and engineering services as work is performed, from real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer. Revenues associated with multiple element contracts are allocated based on the relative fair value of the services included in the contract. Revenues from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, are recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total direct costs at completion. Losses on construction contracts are recognized when such losses become known.

Cost of Revenues. The cost of revenues consists primarily of wages and benefits, materials, subcontractor costs, equipment rentals and travel expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses are primarily composed of wages and benefits, travel and entertainment, professional fees, insurance, repairs and maintenance, rents, sales and marketing expenses and general office expenses.

Depreciation and Amortization. Depreciation and amortization represents the depreciation of property and equipment and amortization of leasehold improvements.

Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in Paciugo, which is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in loss in equity investments. The values of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We do not expect to record future charges related to those losses, as the interests have no carrying value. We expect Paciugo to continue in the near future to incur operating losses, and we will continue to record our proportionate share of those operating losses.

Risks and Uncertainties. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support our customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all of our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligation. Accounts receivable are written off when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories. Inventories, which consist mainly of raw materials, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Equity Investments. Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary’s governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including, without limitation, voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary’s accounts are not reflected in our consolidated financial statements. Our proportionate share of a subsidiary’s operating earnings and losses are included in the caption “Loss in equity investments” in our consolidated statements of operations.

Currently, we have minority equity interests in Paciugo and certain development stage Internet and communications companies. The values of those equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. The Paciugo interest is accounted for under the equity method.

Property and Equipment. Property and equipment are recorded at historical cost less accumulated depreciation. Expenditures for maintenance and repairs are expensed as costs are incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives for property and equipment are as follows:

Automobiles	3 – 5 years
Furniture	3 – 7 years
Equipment	3 – 5 years
Computer software and equipment	3 – 5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. Our long-lived assets consist of property and equipment. SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

We assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs.

Income (Loss) Per Share. We calculate earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) less preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures. Diluted EPS has not been presented, as the effect would be antidilutive.

Earnings per share in the accompanying Statement of Operations is computed based upon recapitalization accounting. The 147,676,299 common shares issued in the transaction are deemed to be outstanding as of January 1, 2004, and the 52,323,701 recapitalized common shares held by Novo shareholders are deemed to be outstanding since February 18, 2005. Therefore, the weighted average number of common shares utilized in the earnings per share computation for the quarter ended March 31, 2005, and 2004, was 171,512,693 and 147,676,299, respectively.

Stock Options. At March 31, 2005, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

The FASB issued SFAS No. 123, “Accounting for Stock Based Compensation,” which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Entities electing to follow APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB No. 25.

In December of 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123(R) will provided investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. We will be required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006, which ends on September 30, 2005. We do not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on our overall results of operations or financial position.

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options’ vesting periods of one to three years.

For the three
months
March 31,
2005
(unaudited)
Pro Forma Net Loss
Net loss allocable to common shareholders as reported	$(946,907)
Less: stock-based compensation expense determined under fair value-based method	$(12,500)

Pro forma net loss	$(959,407)

Net loss per share, pro forma	$(0.01)

Net loss per share, basic and diluted, as reported	$(0.01)

3. Accounts Receivable

Accounts receivable at March 31, 2005, and December 31, 2004, consist of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)
Accounts receivable	$2,545,967	$2,788,188
Unbilled receivables	939,491	702,777

	3,485,458	3,490,965
Allowance for doubtful accounts	(106,061)	(106,061)

	$3,379,397	$3,384,904

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.

4. Property and Equipment

Property and equipment at March 31, 2005, and December 31, 2004, consist of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)
Automobiles	$365,312	$239,464
Furniture	246,539	500,322
Equipment	1,853,427	1,766,906
Leasehold improvements	110,132	81,490
Computer software and equipment	81,490	110,131

	2,656,900	2,698,313
Allowance for accumulated depreciation and amortization	(2,187,425)	(2,140,996)

	$469,475	$557,317

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2005, and 2004, was $76,566 and $93,163, respectively.

5. Equity Investments

The value of our outstanding equity interests, other than Paciugo, have been reduced to zero either by recording our proportionate share of losses incurred by the subsidiary up to the cost of that interest or from impairment losses. As of June 30, 2004, we impaired our interest in Paciugo to equal our interest in the net book value of Paciugo. For the equity interests that were previously impaired completely, we ceased recording our share of losses incurred by the subsidiary. During the three months ended March 31, 2005, and 2004, we recorded equity losses totaling $15,791 and zero, respectively.

Equity investments consisted of the following at March 31, 2005:

	% Ownership *		Accounting	Carrying
Company Name	Common	Preferred	Method	Value
Paciugo Management, LLC	33.3%	0.0%	Equity	$180,206
Gemini Voice Solutions, Inc. (f/k/a PhoneFree.com)**	17.2%	31.7%	Equity	—
ORB Communications & Marketing, Inc.***	19.0%	100.0%	Equity	—
FonBox, Inc	14.0%	50.0%	Equity	—
Launch Center 39	0.0%	2.1%	Cost	—
Spydre Labs	5.0%	0.0%	Cost	—

				$180,206

*	Reflects our ownership percentage at December 31, 2004.

**	Gemini Voice began the process of winding up its affairs in August of 2003.

***	ORB filed a voluntary petition under Chapter 7 of the Bankruptcy Code in February of 2003.

6. Accrued Liabilities

Accrued liabilities at March 31, 2005, and December 31, 2004, consist of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)
Employee compensation	$232,861	$141,838
Construction costs	1,126,025	975,969
Other	317,443	106,158

	$1,676,329	$1,223,965

7. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
	(unaudited)
Loans payable to financing companies, payable in monthly installments of $2,656, interest ranging from -0-% to 7.99% annually, due May of 2008 through November of 2011, secured by automobiles	$83,311	$114,354

Notes payable to Greenhill Capital Partners, LP and PWIBD Partners, LP issued in 2003, payable in quarterly installments $80,500, not bearing interest, maturing in September 2006	644,003	724,502

	727,314	838,856

Less current maturities	(421,930)	(434,372)

	$305,384	$404,484

8. Reverse Acquisition and Recapitalization of Berliner Communications

On February 18, 2005, we entered into an asset purchase agreement with Berliner Communications and BCI, our wholly owned subsidiary, whereby BCI acquired the operations and substantially all of the assets and liabilities of Berliner Communications. Under the Purchase Agreement, BCI acquired the Berliner Assets in exchange for the issuance of our capital stock as follows:

•	147,676,299 shares of newly issued, non-assessable shares of our Common Stock and

•	3,913,699 shares of newly issued, non-assessable shares of our Series E Convertible Preferred Stock (“Series E Preferred Stock”).

The purchase price was based upon the respective working capital amounts, net worths and other balance sheet items of Berliner Communications and us. Neither party has agreed to indemnify the other for any losses or liabilities arising from the consummation of the transaction.

In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”) with Berliner Communications, as a holder of a majority of our Common Stock and as the sole holder of our newly issued Series E Preferred Stock, and the holders of more than 66.67% of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Series D Convertible Preferred Stock (“Series D Preferred Stock”) (collectively with the Series B Preferred Stock and the Series E Preferred Stock, the “Preferred Stock”), respectively.

Under the terms of the Voting Agreement, the holders of over 66.67% of our Common Stock, voting as a single class together with the holders of the Series D Preferred Stock and the Series E Preferred Stock, as well as the holders of the Preferred Stock, each voting as a separate class, authorized, and gave us their proxy, to vote in their name for the approval of the filing of a certificate of amendment to our certificate of incorporation (the “Certificate of Amendment”), which will effect the following amendments (the “Charter Amendments”):

Amendment 1	To increase the aggregate number of shares which we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will be shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock;

Amendment 2	To change our name from Novo Networks, Inc. to Berliner Communications, Inc.;

Amendment 3	To amend the Certificate of Designation, Preferences and Rights of Series B Preferred Stock (the “Series B Certificate of Designation”) to reduce the conversion price of the Series B Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Preferred Stock to 321,015,546;

Amendment 4	To amend the Certificate of Designation, Preferences and Rights of Series D Preferred Stock (the “Series D Certificate of Designation”) to reduce the conversion price of the Series D Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Preferred Stock to 675,773,394;

Amendment 5	To provide that, upon the filing of the Certificate of Amendment, all shares of Series B Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock will be automatically converted into Common Stock;

Amendment 6	To effect a 1:300 reverse stock split, such that the outstanding shares of Common Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock; and

Amendment 7	To amend the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.

Upon the filing of the Certificate of Amendment, which is expected to occur prior to June 30, 2005, for accounting purposes, we will record a deemed dividend to the holders of our Series B and Series D Preferred Stock for the value of common shares issued in excess of their current conversion ratios. The fair value will be based on the market price of Novo’s stock.

In addition to approving the Charter Amendments, the Voting Agreement also provides for the following:

1. All of the holders of shares of Series D Preferred Stock agreed that (i) from and after the date of the closing of the Acquisition, the holders of the Series D Preferred Stock would be deemed to have (a) waived all future rights, as holders of Series D Preferred Stock, to the quarterly dividends provided for in Section 1 of the Series D Certificate of Designation payable after December 31, 2004 (the “Series D Future Dividends”), without affecting their right to receive dividends that have accrued through December 31, 2004, regardless of whether the Series D Future Dividends were payable in cash or stock, and (b) released us from our obligation to pay the Series D Future Dividends, notwithstanding anything to the contrary in the Series D Certificate of Designation; (ii) for purposes of Section 2.4 of the Series D Certificate of Designation, (a) acknowledged that the liquidation preference granted to the Series E Preferred Stock that we issued to Berliner Communications as consideration for the Acquisition would not constitute a liquidation preference greater in amount than the purchase price of the Series E Preferred Stock, plus dividends, if any, accrued but unpaid on such purchase price, and (b) waived any right that they had to challenge or otherwise dispute such a determination; and (iii) for purposes of Section 2.3(a) of the Series D Certificate of Designation, we would not be required to treat the issuance of the Series E Preferred Stock to Berliner Communications as a liquidation, dissolution or wind-up of our affairs. All accrued dividends will be converted into shares of Common Stock and delivered to the holders of our Series D Preferred Stock on the filing of the Certificate of Amendment with the Delaware Secretary of State (the “Effective Date”).

2. Holders of more than 66.67% of the shares of Series B Preferred Stock and the holders of all of the shares of the Series D Preferred Stock, each voting separately as a class, approved, consented to and agreed with the issuance of the Series E Preferred Stock to Berliner Communications.

3. Holders of more than 66.67% of the shares of the Series B Preferred Stock, holders of all of the shares the Series D Preferred Stock, and holders of all of the shares of the Series E Preferred Stock, each voting separately as a class approved, consented to and agreed that, regardless of the provisions set forth in the respective certificates of designation for the Series B Preferred Stock, the Series D Preferred Stock, and the Series E Preferred Stock, as such provisions exist at the time immediately prior to the Effective Time (and without affecting the obligations of the holders of the Preferred Stock to effect the conversion of the Preferred Stock into Common Stock upon the effectiveness of the Certificate of Amendment), in the event of any voluntary or involuntary liquidation (whether complete or partial), or wind-up of our affairs (including a “Deemed Liquidation,” as defined in the Series D Certificate of Designation), that prior to the holders of the Common Stock receiving any proceeds from such a liquidation event, the holders of the Preferred Stock will share ratably in the collective value of (a) the liquidation preference of the Series B Preferred Stock as of December 31, 2004; (b) the liquidation preference of the Series D Preferred Stock as of December 31, 2004; and (c) the agreed-upon liquidation value of the Series E Preferred Stock, as designated in the Purchase Agreement in the following percentages: 6.57% to the holders of the Series B Preferred Stock; 13.82% to the holders of the Series D Preferred Stock; and 79.61% to the holders of the Series E Preferred Stock.

4. Holders of the Series D Preferred Stock agreed that, during the period beginning on the date of the closing of the Acquisition and until the Effective Time, they would exercise their right to designate one of the three members not selected by Berliner Communications to our Board in consultation with the holders of the Series B Preferred Stock. However, they subsequently declined to exercise this right.

5. We, along with the holders of the Series B Preferred Stock, the Series D Preferred Stock, and Berliner Communications agreed that, for the period beginning on the Effective Time and continuing until the date that the current holders of the Series B Preferred Stock and the Series D Preferred Stock (the “Converted Preferred Stockholders”) collectively hold less than 30% of the shares of Common Stock held by the Preferred Stockholders at the Effective Time, Berliner Communications will nominate for election, vote all shares of our Common Stock that Berliner Communications now holds or will hold in the future for, and otherwise support, one individual designated by the holders of 75% of the Common Stock held by the Converted Preferred Stockholders to our Board, assuming that there are five directors, or such other number of director designees as will equal 20% of the total membership of our Board in the event of any increase in the size of the Board. Berliner Communications also agreed not to vote to remove any such director designee unless such removal is requested in writing by holders of 75% of the Common Stock then held by Converted Preferred Stockholders. If any such director designee ceases, for any reason, to serve as a member of our Board during his or her term of office, Berliner Communications also agreed to vote all shares of our Common Stock that Berliner Communications now holds or will hold in the future for the election of such new director designee as will be recommended in writing by the holders of 75% of the Common Stock then held by such Converted Preferred Stockholders.

9. Related Party Transactions

Richard B. Berliner is our Chief Executive Officer and Chairman of the Board. He also is the President, Chief Executive Officer, Chairman of the Board, and holder of approximately 31% of the common stock of Berliner Communications. Berliner Communications currently holds 73.8% of our Common Stock and controls 98.7% of our voting power. Mr. Berliner is also a party to a voting agreement, whereby he can exercise 64% or more of the voting securities of Berliner Communications towards the appointment of his designees to the Board of Berliner Communications. Ralph R. Ianuzzi, Jr. and Mehran Nazari are not only members of our Board, but also of the Board of Berliner Communications, and serve as Mr. Berliner’s designees. Mr. Ianuzzi also holds 50,000 shares of the common stock of Berliner Communications. Upon the increase in our authorized Common Stock and the conversion of the Preferred Stock, Berliner Communications will increase its Common Stock ownership from 147,875,299 shares to 4,061,344,345 shares or approximately 79.4% of our outstanding Common Stock. As such, Berliner Communications will directly benefit from the adoption of the Charter Amendments.

BCI contracts with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in its operations. This contract resulted in payment to RBI in amounts equal to $17,286 and $22,800 during the three months ended March 31, 2005, and 2004, respectively. Richard B. Berliner, our Chief Executive Officer and Chairman of the Board, holds a 50% ownership interest in RBI and serves as its Chief Executive Officer. Berliner Communications’ former Chief Operating Officer holds the other 50% ownership interest in RBI.

10. Legal Proceedings

On March 28, 2005, the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) entered a final decree in Debtor Subsidiaries bankruptcy proceeding. As of April 15, 2005, neither we nor BCI was a party to, nor are our or its properties or assets the subject of, any pending other legal proceedings and no such proceedings are known to us to be threatened or pending or contemplated against us or BCI, other than routine and non-material litigation that occurs in the normal course of our or BCI’s business operations.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal quarter ended March 31, 2005. Reference should be made to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

“Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2004 (the “Annual Report”) and our Current Report on Form 8-K filed on February 25, 2005 (the “Berliner Form 8-K”) and our Current Report on Form 8-K/A filed on May 9, 2005 (the “Berliner Form 8-K/A”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report, our Annual Report, the Berliner Form 8-K and the Berliner Form 8-K/A could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Quarterly Report include, without limitation, the following:

          Statements concerning our financial condition and strategic direction:

•	our financial condition and strategic direction;

•	our ability to continue as a going concern;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to monetize our interest in Paciugo;

•	the potential generation of revenue resulting from our acquisition of the Berliner Assets.

•	BCI’s ability to adequately staff its service offerings;

•	opportunities for BCI from new and emerging wireless technologies;

•	our discussions with Presidential, or some other lender, to obtain additional financing;

•	our growth strategy for BCI;

•	trends in the wireless telecommunications industry;

•	key drivers of change in BCI’s business;

•	BCI’s position in the wireless telecommunications industry; and

•	BCI’s competitive position.

          Statements concerning the Debtor Subsidiaries:

•	statements regarding the estimated liquidation value of assets and settlement amounts of liabilities; and

•	statements regarding the impact of the bankruptcy proceedings on our financial condition.

          Statements concerning our interest in Paciugo:

•	statements regarding our ability to realize any benefit from our Paciugo interest;

•	statements regarding Paciugo operations; and

•	statements regarding our relationship with the founding owners of Paciugo

          Other statements:

•	statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks inherent in our ability to continue as a going concern;

•	risks associated with competition in the wireless telecommunications sector we entered with the acquisition of the Berliner Assets:

•	risks associated with our ability to monetize our interest in Paciugo;

•	risks that we will not be able to generate positive cash flow with the acquisition of the Berliner Assets;

•	BCI’s function as an early stage company;

•	Risks that we may not be able to obtain additional financing from Presidential Financial Corporation of Delaware Valley (“Presidential”) or any other lender;

•	risks associated with Berliner Communication’s history of losses;

•	risks related to a concentration in revenues from a small number of customers;

•	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

•	risks that BCI will be unable to adequately staff its service offerings.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report, and particularly in our Annual Report and the Berliner Form 8-K under the heading “Risk Factors.” It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report, the Annual Report or the Berliner Form 8-K, respectively.

Operations Summary

Description of Acquired Business

Since the Acquisition was settled through an issuance of a controlling interest in our common stock, Berliner Communications is deemed to be the acquirer for accounting purposes. Further, since we were a shell company prior to the Acquisition, purchase accounting has not been applied. Therefore, the transaction is being accounted for as a reverse acquisition and a recapitalization of Berliner Communications.

Real Estate Site Acquisition and Zoning

Berliner Communication began its business providing primarily real estate site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennas and equipment. The telecommunications companies are typically able and willing to pay fees for the rights to place their equipment in such strategic locations. Facility owners, on the other hand, are eager to earn additional income from their properties, which have access to mobile traffic. BCI generates fees by introducing telecommunications companies and real estate managers. BCI identifies appropriate properties, negotiates the transactions and handles the administrative details. BCI also uses its accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities. BCI also offers customers assistance in acquiring all necessary permits, entitlements and approvals that may be required by municipalities. BCI also prepares all zoning applications that may be needed, attends any necessary hearings and obtains any required land use permits to begin installation. During such a phase, BCI works to build community support for wireless infrastructure and services and responds to any community protests or concerns. Outsourcing this function often keeps carriers out of the public eye during potentially controversial and emotional responses from community members and potential customers. Project management includes vendor management, project preparation and engineering and construction coordination.

Infrastructure Equipment Construction and Installation

As the wireless telecommunications industry changed rapidly during the mid-1990’s, Berliner Communications adapted by adding infrastructure equipment construction and installation services to its suite of offerings. The quality of the installation work in a system build-out is one of the most critical aspects of its performance. Once the necessary site acquisition steps have been completed, materials to construct a tower are ordered from a fabricator. Installation can involve clearing sites, laying foundations, bringing in utility lines and installing shelters and towers. Once finished, equipment installation is performed, as well as any landscaping of the site. The tower is now ready to be put into service once the remainder of the network is completed. Installation may start once the preliminary work has been completed and the individual “cell site” or switch location is ready to be built. BCI manages everything from “one-off” to “long-range” installation projects, which involve various facets of the telecommunications business. Every site is tested with a simulation to see what levels of line loss exist and how the transmission systems perform.

Radio Frequency, and Network Design and Engineering

Toward the end of the 1990’s, Berliner Communications saw that the industry was undergoing additional changes and took the opportunity to enter yet another service area. Specifically, it noticed that companies in the wireless industry were reducing their engineering services staff in order to cut internal costs, but were still in need of such services. In response, Berliner Communications added radio frequency and network design and engineering services to its portfolio by purchasing Wireless Systems Consulting, Inc. in December of 1997. As a result of that acquisition, Berliner Communications’ service offerings were expanded to include designing and engineering wireless networks based on the radio frequency that will be used, the types of transmission equipment and technology that will be employed and the power that will be required by the system. Wireless network designs are based on projected subscriber density, traffic demand and desired coverage area. The initial system design is intended to optimize available radio frequency and to result in the highest possible signal quality for the greatest portion of projected subscriber usage base within existing technical constraints. Based on such initial guidelines, potential sites are identified and ranked. This process is known as identifying “search rings.”

Radio Transmission Base Station Modification

BCI is currently performing cellular base station upgrades and modifications for wireless telecommunications carriers. This work involves upgrades to existing hardware as well as adding new hardware such as radios, duplexers, power systems and site controllers, and is essential for enhancing network capacity and paving the way to the deployment of 3G, and even fourth generation (“4G”), systems. In order to minimize the impact on existing wireless customers, most of the upgrade or modification work must be performed at night during a so-called “maintenance window” between the hours of 11:00 PM and 5:00 AM. Carriers generally entrust this kind of work only to trained, capable vendors who can reliably and successfully complete the work at each site during such timeframes.

In-Building Network Design, Engineering and Construction

BCI offers complete in-building solutions that involve distributed antennae for wireless coverage in malls, shopping centers, office buildings and airports and may include voice services (using cellular or personal communications services (“PCS”) and wireless private branch exchange (“PBX”) technologies), data services (including 802.11 (2.4 and 5 GHz)), enhanced coverage for safety spectrum (police, fire and rescue) and wireless primary and secondary broadband backbones, synchronous optical networks (“SONET’s”) and campus connections.

Project Management

BCI also supervises all of the efforts associated with a project, whether it involves one or more of the foregoing services or a “turn-key” solution, so the carrier can ultimately broadcast from the newly configured site.

Summary of Operating Results

The table below summarizes our operating results.

	For the Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Revenues	$3,750,688	$3,579,826
Cost of revenues	2,796,207	2,317,861

Gross margin	954,481	1,261,965

Selling, general and administrative expense	1,793,200	1,467,974
Depreciation and amortization expense	76,566	93,163

	1,869,766	1,561,137

Loss from operations, before other (income) expense	(915,285)	(299,172)

Other (income) expense:
Interest expense	10,186	11,343
Interest income	(2,712)	(275)
Loss in equity investments	15,791	—
Loss on sale of fixed assets	1,271	—
Other (income) expense	1,086	—

	25,622	11,068

Net loss before income taxes	(940,907)	(310,240)

Income tax expense	6,000	10,560

Net loss	$(946,907)	$(320,800)

Net loss per share — (basic and diluted)	$(0.01)	$(0.00)

Weighted average number of shares outstanding — (basic and diluted)	171,512,693	147,676,299

Three months ended March 31, 2005, Compared to Three months ended March 31, 2004

Since the Acquisition is being accounted for as a recapitalization of Berliner Communications, the following discussion is based upon the operations of Berliner Communications from January 1, 2005, to February 18, 2005, the operations of BCI and us from February 19, 2005, to March 31, 2005, as compared to the historical operations for Berliner Communications for the three months ended March 31, 2004. Accordingly, no distinction is made between us, Berliner Communications and BCI for purposes of the following period to period comparison.

Revenues. We had revenues of $3.8 million for the three months ended March 31, 2005, versus $3.6 million for the three months ended March 31, 2004. Revenue from infrastructure equipment construction and installation contracts accounted for approximately 66% and 68% in the three months ended March 31, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 16% and 23% in the three months ended March 31, 2005, and 2004, respectively. We recognize revenue from real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer. We anticipate that our revenue from this line of business to increase as a percentage of total revenues in the next few quarters.

Cost of Revenues. Our cost of revenues were $2.8 million for the three months ended March 31, 2005, versus $2.3 million for the three months ended March 31, 2004.

Gross Margin. Our gross margin for the three months ended March 31, 2005, was $1.0 million as compared to $1.3 million for the three months ended March 31, 2004. The decrease in gross margin can be attributed to the shift in the type of revenues generated in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Historically, we have had higher margins on our real estate acquisition and zoning services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 22% during three months ended March 31, 2005, to $1.8 million from $1.5 million in the three months ended March 31, 2004. The increase in selling, general and administrative expenses during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from the additional costs associated with the Novo general and administration expenses from February 18, 2005, of approximately $240,000. These expenses were comprised mainly of wages and benefits, legal and professional fees and business insurance.

Selling, general and administrative expenses for the three months ended March 31, 2005, consisted primarily of approximately (i) $1.0 million of salaries and benefits, (ii) $94,900 of legal and professional fees, (iii) $153,500 of business insurance, (iv) $110,800 of office rents, (v) $77,500 of travel and entertainment, (vi) $115,400 of office expenses including telephone and utilities and (vii) $241,100 of other general operating expenses. Selling, general and administrative expenses for the three months ended March 31, 2004, consisted primarily of approximately (i) $1.0 million of salaries and benefits, (ii) $30,000 of legal and professional fees, (iii) $117,000 of business insurance, (iv) $96,700 of office rents, (v) $51,500 of travel and entertainment, (vi) $81,500 of office expenses including telephone and utilities and (vii) $91,300 of other general operating expenses. We anticipate that selling, general and administrative expenses will increase in the fourth quarter of fiscal 2005 since we will have a complete quarter of staffing and other costs associated with the transaction with Berliner Communications.

Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended March 31, 2005, totaled approximately $76,600, as compared to approximately $93,200 for three months ended March 31, 2004. The decrease in depreciation expense is attributable to assets becoming fully depreciated during the year.

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

Income Taxes. At June 30, 2004, we had net operating loss carryforwards (“NOLs”) of approximately $92.9 million. However, they will likely be impaired as a result of our transaction with Berliner Communications. In any event, the NOLs expire incrementally through 2024.

Liquidity and Capital Resources

At March 31, 2005, we had consolidated current assets of approximately $5.3 million, including, without limitation, cash and cash equivalents of approximately $674,000 and net working capital of approximately $1.5 million. Historically, we funded our subsidiaries’ operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that private placements of common and preferred stock will be available in the near term. Principal uses of cash have been to fund (i) operating losses; (ii) acquisitions and strategic business opportunities; (iii) working capital requirements; and (iv) expenses related to the bankruptcy plan administration process. It should be noted, however, that the Delaware Bankruptcy Court entered a final decree in our former operating subsidiaries’ bankruptcy proceeding on March 28, 2005, and therefore, we expect the costs associated with the Novo Liquidating Trust and the bankruptcy plan administration process, for which we have previously provided funding, to begin to wind down in the near future.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with Presidential and the operations of BCI. Our current obligations consist of capital expenditures and funding working capital. For calendar year 2004, Berliner Communications had negative cash flow of approximately $500,000. Should BCI perform similarly in 2005, we can expect to expend at least $500,000 of our cash on hand to fund its current operations, plus any amounts to fund approved capital expenditures for which we are unable to obtain financing. We also incurred legal and advisory fees in connection with our acquisition of the Berliner Assets in the amount of approximately $225,000. In addition, we may have to continue to fund certain expenses of the liquidating trust for the next few months. In the event we do not generate positive cash flow in the near term, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time we achieve positive cash flow.

We currently anticipate that any revenues in the future will be generated by the business operations of BCI, as the operations of our former operating subsidiaries have been terminated, and Paciugo cannot be expected to generate any cash flow or return on our investment since it has incurred losses since the acquisition of our ownership interest.

On March 17, 2005, we concluded negotiations with Presidential regarding the establishment of a credit facility for BCI. A total of $1,250,000 in financing is available under the agreement with Presidential and approximately $119,000 had been borrowed by BCI as of April 15, 2005. Presidential has a security interest on all of the Berliner Assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility.

BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, will jeopardize our ability to continue as a going concern. Due to these factors, we intend to seek additional financing, almost immediately, from Presidential or another lender.

The net cash provided by or used in operating, investing and financing activities for the three months ended March 31, 2005, and 2004, respectively, is summarized below:

Cash used in operating activities in the three months ended March 31, 2005, totaled approximately $1.1 million as compared to cash provided by operating activities of approximately $211,000 in the three months ended March 31, 2004. During the three months ended March 31, 2005, cash flow used in operating activities primarily resulted from operating losses, net of non-cash charges, of $853,300, an increase in prepaid and other current assets of $206,700, a decrease in accounts payable of $212,400 and an increase in accrued liabilities of $196,600. In the three months ended March 31, 2004, cash flow provided by operating activities resulted from operating losses, net of non-cash charges, of 227,600, a decrease in accounts receivable of $1.7 million, a decrease in accounts payable of $714,500 and a decrease in accrued liabilities of $559,400.

Financing activities used $416,100 and $181,400 in the three months ended March 31, 2005, and 2004, respectively. The primary net cash used in financing activities was to reduce our debt obligations.

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. However, we may be required, or could elect, to seek additional funding, almost immediately. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure you that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and our current credit facility and any additional equity or credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition

There are many risks associated with our historical business. These risks, which remain applicable, are outlined in our Annual Report on Form 10-K, the Berliner Form 8-K and the Berliner Form 8-K/A and our Quarterly Reports for the periods ended September 30, 2004, and December 31, 2004, as well as in other of our annual and periodic reports filed with the SEC. In addition, due to our combination with Berliner Communications and the anticipated significance of BCI’s operations to our future, the risks inherent in Berliner Communications’ historical business have become principle risk factors in our business.

The following factors should be considered since they may affect our business, future operating results and financial condition, as well as other information included in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, that we have not identified as risks, or that we currently deem immaterial, may also impair our business operations. If any of the risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Our shareholders may not realize any benefit from our transaction with Berliner Communications.

Although we considered various Strategic Combinations prior to entering into our agreement with Berliner Communications, our limited prospects for future growth restricted our ability to investigate the same number or types of transactions that other, more viable, entities may have investigated. Furthermore, the extent of our due diligence on Berliner Communications, prior to the combination, was necessarily truncated. As a result, no assurances can be given that the transaction will ultimately prove successful or that it will inure at all to the benefit of our shareholders.

BCI, in essence, is an early stage company. Therefore, in light of its anticipated significance, our business prospects are difficult to evaluate.

Berliner Communications commenced operations in 1995. Although it has remained in continuous operation since that time, it continues to function, in essence, as an early stage company. As a result, Berliner Communications has historically struggled with, and BCI is expected to continue to struggle with, capital constraints, limited market presence, inadequate processes and systems, limited customer and supplier relationships, intense demands on management resources and limited insight into industry trends and conditions that may exist or emerge, among other things. Further, as an early stage company, it is impossible to accurately determine whether BCI’s business model is viable over the long term.

To progress beyond an early stage company, BCI will need to do the following:

•	adapt and successfully execute its evolving and unpredictable business model;

•	attract necessary working capital;

•	establish, train and manage a larger and more productive workforce;

•	develop meaningful customer and vendor relationships;

•	provide services that consistently meet customer demands in a rapidly evolving industry;

•	implement and improve operational, financial and management systems and processes;

•	respond effectively to competitive developments; and

•	otherwise manage and adapt to changing operations.

As a result, the prospects of BCI and, hence, our prospects, must be considered in light of the many risks, expenses, delays and difficulties encounter by companies in their early stages of development. It is important to note that the growth we seek is extremely rare.

We may need additional financing, almost immediately, to grow our business.

Although the Acquisition resulted in BCI gaining access to certain additional sources of funds, it may not be enough for BCI to pursue its business strategy on a long-term basis. We may elect to seek additional working capital, almost immediately. To the extent we are unable to increase our working capital assets, our growth, and potentially our viability, could be jeopardized.

Berliner Communications has a history of losses and we anticipate that our combined operations will generate even larger losses.

With the exception of a one-time gain on the extinguishment of debt, Berliner Communications has incurred net losses for the years ended December 31, 2002, 2003, and 2004. Berliner Communications incurred a net loss in 2002 in the amount of $5.1 million. Berliner Communications did have net income of $5.4 million for the year ended December 31, 2003, but it resulted from a gain on the extinguishment of a debt of $7.2 million. For the year ended December 31, 2004, Berliner Communications incurred a loss of $836,800. At December 31, 2004, it had an accumulated deficit of approximately $9.9 million. When combined with our operations, BCI could experience even greater losses. Among other things, our status as a public company will increase significantly the operating costs to be borne by BCI. We anticipate that our combined businesses will generate operating losses until BCI is successful in generating significant additional revenues to support our level of operating expenses. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase, perhaps materially, in the future.

If the percentage of BCI’s revenues derived from construction-related activities increases, our gross margins may suffer.

Berliner Communications has historically earned lower relative gross margins on engineering and construction-related activities. It typically performs its own network design-related, site acquisition-related services and hires subcontractors to perform engineering and construction services under its direct management. Subcontracted work generally carries lower profit margins than self- performed work. If the proportion of construction-related services BCI delivers increases, then its gross margins and net income may suffer.

In any given year, BCI derives a significant portion of its revenues from a limited number of projects, and, if it is unable to replace such jobs upon completion, it would have a significant decrease in its revenues, which would negatively impact our operating results.

Berliner Communications has derived, and we believe that BCI will continue to derive, a significant portion of revenues in any given year from a limited number of projects. As these projects wind down to completion, BCI must replace such jobs with new projects. BCI’s inability to replace such revenues would cause a significant decrease in its revenues and negatively affect our operating results.

BCI generates a substantial portion of its revenues from a limited number of customers, and if its relationships with such customers were harmed, its business would suffer.

For the years ended December 31, 2004, and 2003, Berliner Communications derived 94% and 84%, respectively, of its total revenues from its nine and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of BCI’s revenues for the foreseeable future. Key factors in maintaining BCI’s relationships with such customers include, for example, its performance on individual contracts and the strength of its professional reputation. To the extent that BCI’s performance does not meet client expectations, or its reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.

If we experience delays and or defaults in customer payments, we could be unable to cover all expenditures.

Because of the nature of BCI’s contracts, at times it commits resources to projects prior to receiving payments from its customer in amounts insufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Many of BCI’s customers face difficulties in obtaining financing to fund the expansion of their wireless networks, which may reduce demand for its services.

Due to the general downturn in the financial markets since 2000, and specifically within the telecommunications sector, many of BCI’s customers or potential customers have had and may continue to have trouble obtaining financing to fund the expansion or improvement of their wireless networks. Some customers have also found it difficult to predict demand for their products and services. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. In addition, many of BCI’s customers have slowed or postponed deployment of new networks and development of new products, which reduces the demand for its services.

If BCI is unable to collect receivables from its smaller customers, our operating results may be materially harmed.

BCI frequently performs services for smaller or development-stage customers that carry a higher degree of financial risk for us. Its customers have been and may continue to be impacted by the tightening of available credit and the general economic slowdown. As a result of such conditions, BCI’s customers may be unable to pay, or may delay payment, for services performed by them. If we are not able to collect amounts owed to us by BCI’s customers, we may be required to write off significant accounts receivable and recognize bad debt expense. Our operating results may be materially harmed if we are not able to collect amounts due from our customers.

New technologies may reduce the demand for BCI’s services.

The technology relating to the wireless industry changes rapidly. If technologies develop that compete with current technologies, but do not require the services BCI provides, its revenues could decrease and we could cease to be commercially viable.

Further delays in the adoption and deployment of next generation wireless networks could negatively affect the demand for BCI’s services and its ability to grow our revenues.

Wireless service providers may continue to delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring 3G licenses, many providers have delayed deployment of 3G networks. Since we expect that a substantial portion of our growth will be derived from BCI’s services related to new technologies, further delays in the adoption and deployment of these technologies, such as 3G, would negatively affect the demand for its services and our ability to grow our revenues.

BCI bears the risk of cost overruns in some of its contracts.

BCI conducts its business under various types of contractual arrangements. In terms of dollar-value, a majority of BCI’s contracts are guaranteed maximum or lump sum contracts, where it bears a significant portion of the risk for cost overruns. Under such contracts, prices are established, in part, on cost and scheduling estimates, which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If those estimates prove inaccurate, or circumstances change, cost overruns may occur, and BCI could experience reduced profits or, in some cases, a loss for that project.

If BCI guarantees the timely completion or performance standard of a project, it could incur significant, additional costs.

In some instances and in many of its fixed-price contracts, BCI guarantees a customer that it will complete a project by a scheduled date. It sometimes provides that the project, when completed, will also achieve certain performance standards. If it subsequently fails to complete the project as scheduled, or if the project falls short of guaranteed performance standards, it may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve such performance standards. In some cases, where it fails to meet those performance standards, it may also be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed its original estimates and BCI could experience reduced profits or, in some cases, a loss for that project.

The nature of its engineering and construction business exposes BCI to potential liability claims and contract disputes that may negatively affect its results of operations.

BCI engages in engineering and construction activities for wireless networks where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of its insurance limits at locations engineered or constructed by it could result in significant liability claims against us, which claims may negatively affect our results of operations, perhaps materially. In addition, if there is a customer dispute regarding BCI’s performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our results of operations would be negatively impacted, perhaps materially.

BCI maintains a workforce based upon current and anticipated workloads. If it does not receive future contract awards or if these awards are delayed, significant costs may result.

Our estimates of future performance depend on, among other matters, whether and when BCI will receive certain new contract awards. While our estimates are based upon our good faith judgment, they can be unreliable and may frequently change based on newly available information. In the case of our larger projects where timing is often uncertain, it is particularly difficult to project whether and when BCI will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities that would have the effect of negatively impacting our operating performance.

BCI may not be able to hire or retain sufficient number of qualified engineers and other employees to meet its contractual obligations or maintain the quality of its services.

As a service business, BCI’s ultimate success depends significantly on its ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical and intrapersonal skills. Competition for employees with the required range of skills fluctuates, depending on customer needs, and can be intense, particularly for radio frequency engineers. At times, BCI has had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, it must fully and properly train its employees according to its customers’ technology requirements and deploy and fully integrate each employee into its customers’ projects. Increased competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly and resource constraints may impede our ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

Intense competition in the engineering and construction industry could reduce BCI’s market share.

BCI serves markets that are highly competitive and in which a large number of multinational companies compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our operating performance.

Past and future environmental, safety and health regulations could impose on us significant additional costs that negatively affect our operations.

BCI’s operations are subject to numerous environmental laws and health and safety regulations. Its projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to BCI’s future operations.

BCI is vulnerable to the cyclical nature of the market it serves.

The demand for BCI’s services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. The telecommunications market, where BCI principally competes, is particularly cyclical in nature. Such industries have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, Berliner Communications’ past results have varied considerably and BCI’s performance may continue to be volatile, depending upon the demand for future projects in the industry.

BCI may experience significant fluctuations in its quarterly results as a result of uncertainties relating to its ability to generate additional revenues, manage expenditures and other factors, certain of which are outside of our control.

The quarterly and annual operating results of Berliner Communications have varied considerably in the past, and BCI’s operating results are likely to do so as well, due to a number of factors, including, without limitation, those listed in this section. Many of these factors are outside our control and include, without limitation, the following:

•	financing provided to potential customers;

•	service and price competition;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the availability of equipment to deploy new technologies, such as 3G and broadband;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

•	telecommunications market conditions and economic conditions generally.

Due to these factors, BCI’s results for a particular quarter, and therefore, our combined results for that same period, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.

Because Berliner Communications has experienced, and BCI expects to continue to experience, long sales cycles, we expect to incur significant costs to generate new business and BCI’s customer base may not experience growth commensurate with such costs.

Historically, purchases of Berliner Communication’s services by customers often entailed a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. BCI may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand its customer base. As a result of its lengthy sales cycles, we expect to continue to incur relatively high costs to generate new business for BCI.

Being a public company will increase significantly BCI’s administrative costs.

Because it is an operating subsidiary of a public company, BCI will incur significant legal, accounting and other expenses that Berliner Communications did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. These new rules and regulations will increase significantly the legal and financial compliance costs for BCI, and will make some activities more time consuming and costly. For example, we may be required to add additional independent directors, re-staff several board committees, adopt additional internal controls and disclosure controls and procedures, adopt a new insider trading policy and a code of ethics, and we will continue to have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $673,300 at March 31, 2005. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 as well as those of BCI. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2005, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On March 28, 2005, the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Court”) entered a final decree in Debtor Subsidiaries bankruptcy proceeding. As of April 15, 2005, neither we nor BCI was a party to, nor are our or its properties or assets the subject of, any pending other legal proceedings and no such proceedings are known to us to be threatened or pending or contemplated against us or BCI, other than routine and non-material litigation that occurs in the normal course of our or BCI’s business operations.

We have previously disclosed in other reports filed with the SEC certain other legal proceedings pending against us and our subsidiaries. Consistent with the rules promulgated by the SEC, descriptions of these matters have not been included in this Quarterly Report because they have neither been terminated nor has there been any material developments during the fiscal quarter ended March 31, 2005. Reference should be made to our prior reports for further information concerning other legal proceedings affecting us and our subsidiaries.

We and our subsidiaries are involved in other legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On February 18, 2005, we issued 147,676,299 shares of our Common Stock and 3,913,669 shares of newly issued Series E Preferred Stock to Berliner Communications in private placement exempted from registration under Section 4(2) of the Securities Act of 1933, as amended, together with the assumption of certain liabilities of Berliner Communication, in consideration for substantially all of the assets of Berliner Communications. The shares of Series E Preferred Stock will automatically convert into 3,913,668,046 shares of our Common Stock upon the filing of the Certificate of Amendment with the Delaware Secretary of State. These shares of Common Stock will then be subject to the 1:300 reverse stock, which is also contemplated by the Certificate of Amendment.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On February 18, 2005, our Board obtained approval of the seven proposed Charter Amendments through the written consent of the holders of the requisite percentage of our outstanding voting securities. For voting purposes, holders of our Common Stock, Series D Preferred Stock and Series E Preferred Stock voted together as a single class and each of our Series B Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock also voted separately as a class on each matter for which they were entitled to such a vote. The following is a tabular breakdown of the votes cast for each of the Charter Amendments (we have calculated that purposes of determining the total votes entitled to be cast for the Common Stock and the relevant percentages that there are 4,115,021,332 votes entitled to be cast block based on 200,000,000 shares of Common Stock issued and outstanding, plus 9,473 shares of Series D Preferred Stock, which represents 1,353,286 votes on an as-converted basis, plus 3,913,669 shares of Series E Preferred Stock, which represents 3,913,668,046 votes on an as-converted basis):

AMENDMENT 1

To increase the aggregate number of shares, which we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will be shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series B Preferred Stock	4,500	4,160	92.4%
Series D Preferred Stock	9,473	9,473	100%
Series E Preferred Stock	3,913,669	3,913,669	100%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

AMENDMENT 2

To change our name from Novo Networks, Inc. to Berliner Communications, Inc.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series B Preferred Stock	4,500	4,160	92.4%
Series D Preferred Stock	9,473	9,473	100%
Series E Preferred Stock	3,913,669	3,913,669	100%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

AMENDMENT 3

To amend the Certificate of Designation, Preferences and Rights of Series B Preferred Stock (the “Series B Certificate of Designation”) to reduce the conversion price of the Series B Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Preferred Stock to 321,015,546.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series B Preferred Stock	4,500	4,160	92.4%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

AMENDMENT 4

To amend the Certificate of Designation, Preferences and Rights of Series D Preferred Stock (the “Series D Certificate of Designation”) to reduce the conversion price of the Series D Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Preferred Stock to 675,773,394.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series D Preferred Stock	9,473	9,473	100%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

AMENDMENT 5

To provide that, upon the filing of the Certificate of Amendment, all shares of Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock will be automatically converted into Common Stock.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series B Preferred Stock	4,500	4,160	92.4%
Series D Preferred Stock	9,473	9,473	100%
Series E Preferred Stock	3,913,669	3,913,669	100%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

AMENDMENT 6

To effect a 1:300 reverse stock split, such that the outstanding shares of Common Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series B Preferred Stock	4,500	4,160	92.4%
Series D Preferred Stock	9,473	9,473	100%
Series E Preferred Stock	3,913,669	3,913,669	100%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

AMENDMENT 7

To amend the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.

	Total Number of
	Votes to Which Each	Number of Votes	Percentage
Class of Securities	Class is Entitled	Received	Received
Series B Preferred Stock	4,500	4,160	92.4%
Series D Preferred Stock	9,473	9,473	100%
Series E Preferred Stock	3,913,669	3,913,669	100%
Common Stock, Series D Preferred Stock and Series E Preferred Stock, as a class	4,115,021,332	4,062,697,631	98.7%

Item 5. Other Information

None

Item 6. Exhibits

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

NOVO NETWORKS, INC.

Date: May 19, 2005	By:	/s/ Richard B. Berliner

Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2005	By:	/s/ Patrick G. Mackey

Patrick G. Mackey
Senior Vice President
(Principal Financial and Accounting Officer)