Form 10-K
period 2005-06-30
BERLINER COMMUNICATIONS INC
filed 2005-09-28
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2005
Commission File Number 0-28579
BERLINER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	75-2233445 (I.R.S. Employer Identification No.)
20 BUSHES LANE
ELMWOOD PARK, NEW JERSEY 07407
(Address of Principal Executive Offices)
201.791.3200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
NONE	NONE
Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.00002 PER SHARE
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on December 31, 2004, was approximately $707,000.
     As of September 27, 2005, 17,134,857 shares of the registrant’s common stock, par value $0.00002, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PART III — Incorporated by reference to the registrant’s proxy statement to be mailed or sent to securities holders on or about October 28, 2005.

PART I
ITEM 1. BUSINESS
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Certain information included in this Annual Report on Form 10-K and in other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Annual Report should only be read in context described under “Forward-Looking Statements and Risk Factors” on Page 18, and 19, respectively.
General
Berliner Communications, Inc. (“Berliner”, “we”, “us” and “our”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”) and in September of 2005, Novo changed its name to Berliner Communications, Inc.
Strategic Combination
Novo had determined during its third quarter of fiscal 2004 to pursue a revised plan of operation based on its liquidity position, the increasingly remote possibility of Novo finding and consummating a viable transaction for the redeployment of its remaining cash assets, and the belief that, under any liquidation scenario, our stockholders would not receive any recovery on or value for their holdings. This determination was made based on Novo’s belief that the most beneficial transaction for its stockholders would involve the exchange of a certain amount of its common stock for the business of a privately held company that valued its assets, including, without limitation, its cash, and its status as a reporting company under the Securities Exchange Act of 1934 (a “Strategic Combination”).
On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc. (“ Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and our wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Old Berliner. Under the Purchase Agreement, BCI agreed to acquire the Berliner Assets in exchange for the issuance of Novo capital stock as follows:
▪	147,676,299 shares of newly issued, non-assessable shares of Novo Common Stock, par value $0.00002 per share; and

▪	3,913,669 shares of newly issued, non-assessable shares of Novo Series E Convertible Preferred Stock (“Series E Preferred Stock”), par value $0.00002 per share.
2005 Recapitalization Event
In pursuing the best Strategic Combination possible, Novo believed that it would be necessary to effect a recapitalization that would have resulted in all of the holders of its then outstanding preferred stock electing to convert their shares into common stock, at a negotiated and substantially reduced conversion price (a “Recapitalization Event”). Considering its limited cash, Novo believed the most likely form of a Strategic Combination would involve a substantial portion of the consideration being paid in the form of its common stock.
Novo engaged in several rounds of negotiations in early 2005 (the “2005 Negotiations”) between itself and certain of the holders of its Series B Convertible Preferred Stock (“Series B Preferred Stock”) and its Series D Convertible Preferred Stock (“Series D Preferred Stock”) (collectively, the “Preferred Stock”).
As a result of the 2005 Negotiations, the holders of more than 66.67% of the Preferred Stock entered into a voting agreement with Old Berliner, as holder of a majority of its common stock and as the sole holder of the Novo’s newly issued Series E

Preferred Stock (the “Voting Agreement”). Under the terms of the Voting Agreement, Old Berliner, holder of over 66.67% of Novo’s common stock, voting as a single class together with the holders of the Series D Preferred Stock and the Series E Preferred Stock, as well as the holders of the Preferred Stock, each voting as a separate class, authorized, and gave Novo their proxy to vote in their name for the approval of the filing of two certificates of amendment to the our certificate of incorporation (the “Certificates of Amendment”).
     The Certificates of Amendment were filed with the Delaware Secretary of State on September 16, 2005 and effected the following:
▪	Increased the aggregate number of shares that we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will he shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock;

▪	Changed our name from Novo Networks, Inc. to Berliner Communications, Inc.;

▪	Amended the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to reduce the conversion price of the Series B Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Convertible Preferred Stock to 321,015,546;

▪	Amended the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock to reduce the conversion price of the Series D Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Convertible Preferred Stock to 675,773,394;

▪	Provided that, upon the filing of the first Certificate of Amendment, all shares of Series B Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock will be automatically converted into Common Stock;

▪	Effected a 1:300 reverse stock split, such that the outstanding shares of Common Stock and Convertible Preferred Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock; and

▪	Amended the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.
The reverse stock split was effected on September 16, 2005, and our new trading symbol on the Over the Counter Bulletin Board is “BERL” as a result of our name change and the reverse stock split.
Business – Prior to the Transaction
Novo, prior to the Acquisition, through its operating subsidiaries, previously engaged in the business of providing telecommunications services over a facilities-based network until December of 2001. During fiscal 2002, our principal telecommunications operating subsidiaries, including AxisTel Communications, Inc. (“AxisTel”), e.Volve Technology Group, Inc. (“e.Volve”) and Novo Networks Operating Corp. (“NNOC”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Also, during fiscal 2002, Internet Global Services, Inc. (“IGSI”) filed a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code.
On December 19, 2002, we executed a purchase agreement (the “Purchase Agreement”) with Ad Astra Holdings LP, a Texas limited partnership (“Ad Astra”), Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra (“PMLLC”), and the collective equity owners of both Ad Astra and PMLLC, being Ugo Ginatta, Cristiana Acerbi Ginatta and Vincent Ginatta (collectively, the “Equity Owners”). Pursuant to the Purchase Agreement, we acquired a 33% membership interest in PMLLC and a 32.67% limited partnership interest in Ad Astra, which results in our holding an aggregate interest, including the PMLLC general partnership interest, in Ad Astra equal to 33% (the “Initial Interest”), for a purchase price of $2.5 million. As of the date of this Annual Report, we continue to hold our Initial Interest in Paciugo. However, we have no plans to expend any of our cash on hand to fund operations for Paciugo, nor do we anticipate that we will recognize any profits from our minority ownership in Paciugo within the next twelve months, if ever.
Business – Subsequent to the Transaction
Founded in 1995, Old Berliner originally provided wireless carriers with comprehensive real estate site acquisition and zoning services. Over the course of the following 10 years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carries on the historical operations of Old Berliner. Unless otherwise specified or otherwise clear from the context, each reference to BCI in this Annual Report will be deemed to be a reference to both BCI and the historical operations and activities of Old Berliner prior to February 18, 2005.
Real Estate Site Acquisition and Zoning. Old Berliner began its business providing primarily real estate site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennas and equipment. The telecommunications companies are typically able and willing to pay fees for the rights to place their equipment in such strategic locations. Facility owners, on the other hand, are eager to earn additional income from their properties, which have access to mobile traffic. BCI generates fees by introducing telecommunications companies and real estate managers. BCI identifies appropriate properties, negotiates the transactions and handles the administrative details. BCI also uses its accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities. BCI also offers customers assistance in acquiring all necessary permits, entitlements and approvals that may be required by municipalities. BCI also prepares all zoning applications that may be needed, attends any necessary hearings and obtains any required land use permits to begin installation. During such a phase, BCI works to build community support for wireless infrastructure and services and responds to any community protests or concerns. Outsourcing this function often keeps carriers out of the public eye during potentially controversial and emotional responses from community members and potential customers. Project management includes vendor management, project preparation and engineering and construction coordination.
Infrastructure Equipment Construction and Installation. As the wireless telecommunications industry changed rapidly during the mid-1990’s, Old Berliner adapted by adding infrastructure equipment construction and installation services to its suite of offerings. The quality of the installation work in a system build-out is one of the most critical aspects of its performance. Once the necessary site acquisition steps have been completed, materials to construct a tower are ordered from a fabricator. Installation can involve clearing sites, laying foundations, bringing in utility lines and installing shelters and towers. Once finished, equipment installation is performed, as well as any landscaping of the site. The tower is now ready to be put into service once the remainder of the network is completed. Installation may start once the preliminary work has been completed and the individual “cell site” or switch location is ready to be built. BCI manages everything from “one-off” to “long-range” installation projects, which involve various facets of the telecommunications business. Every site is tested with a simulation to see what levels of line loss exist and how the transmission systems perform.
Radio Frequency and Network Design and Engineering. Toward the end of the 1990’s, Old Berliner saw that the industry was undergoing additional changes and took the opportunity to enter yet another service area. Specifically, it noticed that companies in the wireless industry were reducing their engineering services staff in order to cut internal costs, but were still in need of such services. In response, Old Berliner added radio frequency and network design and engineering services to its portfolio by purchasing Wireless Systems Consulting, Inc. in December of 1997. As a result of that acquisition, Old Berliner’s service offerings were expanded to include designing and engineering wireless networks based on the radio frequency that will be used, the types of transmission equipment and technology that will be employed and the power that will be required by the system. Wireless network designs are based on projected subscriber density, traffic demand and desired coverage area. The initial system design is intended to optimize available radio frequency and to result in the highest possible signal quality for the greatest portion of projected subscriber usage base within existing technical constraints. Based on such initial guidelines, potential sites are identified and ranked. This process is known as identifying “search rings.”
Radio Transmission Base Station Modification. BCI is currently performing cellular base station upgrades and modifications for wireless telecommunications carriers. This work involves upgrades to existing hardware as well as adding new hardware such as radios, duplexers, power systems and site controllers, and is essential for enhancing network capacity and paving the way to the deployment of 3G, and even fourth generation (“4G”), systems. In order to minimize the impact on existing wireless customers, most of the upgrade or modification work must be performed at night during a so-called “maintenance window” between the hours of 11:00 PM and 5:00 AM. Carriers generally entrust this kind of work only to trained, capable vendors who can reliably and successfully complete the work at each site during such timeframes.
In-Building Network Design, Engineering and Construction. BCI offers complete in-building solutions that involve distributed antennae for wireless coverage in malls, shopping centers, office buildings and airports and may include voice services (using cellular or personal communications services (“PCS”) and wireless private branch exchange (“PBX”) technologies), data services (including 802.11 (2.4 and 5 GHz)), enhanced coverage for safety spectrum (police, fire and rescue) and wireless primary and secondary broadband backbones, synchronous optical networks (“SONET’s”) and campus connections.
Project Management. BCI also supervises all of the efforts associated with a project, whether it involves one or more of the foregoing services or a “turn-key” solution, so the carrier can ultimately broadcast from the newly configured site.
Competition
The telecommunications industry is highly competitive. Because of its modest size and wide breadth of service offerings, it is difficult to identify BCI’s competitors. However, we currently believe that they include LCC International, Inc., Wireless Facilities, Inc., CH2M Hill Companies, Ltd., and Andrew Corp., and in some instances, Bechtel Corporation (“Bechtel”), General Dynamics Corporation (“General Dynamics”) and Ericsson, Inc.“(Ericsson”). Many of these competitors have greater capital resources, longer operating histories, larger customer bases, and more established industry relationships than BCI. In addition, BCI attempts to distinguish itself from its competitors by being adaptable in order to be responsive to carrier specific tasks that arise during any given engagement for services.
Government Regulation
Although we are not directly subject to any FCC or similar government regulations, the wireless networks that we design, deploy and manage are subject to them. Those requirements dictate that the networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. Those networks are also subject to certain state and local government regulations and requirements.
Major Suppliers and Vendors
Historically, Old Berliner relied upon subcontractors to perform services in order to fulfill its contractual obligations. Currently, the costs attributable to subcontractors represent approximately 66% of BCI’s cost of revenues. BCI does not rely on any one subcontractor and utilizes subcontractors that are available and can meet its timeframes and contractual requirements. Due to BCI’s reliance on subcontractors, BCI is exposed to the risk that it will be unable to subcontract for services necessary to meet customer expectations or to subcontract for such services on terms that are advantageous or favorable to BCI.
Major Customers
In the six months ended June 30, 2005, BCI had six customers that collectively comprised approximately 86% of its net revenues. Of those customers, five of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. In the six months ended June 30, 2005, Nextel Communications, Inc. (“Nextel”) represented approximately 26%, T-Mobile USA, Inc. (“T-Mobile”) represented 25%, Sprint Corporation (“Sprint”) represented 19% and General Dynamics represented 10%. Old Berliner had six customers, which collectively comprised approximately 87% of net revenues for the year ended December 31, 2004. Of those customers, six of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for such calendar year. In particular, T-Mobile represented approximately 32%, Nextel represented approximately 18%, Sprint represented approximately 13% and General Dynamics represented approximately 12% of net revenues for the year ended December 31, 2004. For year ended December 31, 2003, four customers comprised approximately 83% of net revenues, each of which individually represented greater than 10% of net revenues. For the year ended December 31, 2002, five customers comprised approximately 89% of net revenues, and four of them individually represented greater than 10% of net revenues for the period. The loss of an individual or a combination of those customers would have a material adverse effect on consolidated revenues.
Seasonality
Incidents of inclement weather, particularly in the winter months, hinder BCI’s ability to complete certain outdoor activities relating to the provision of its services. Demand for BCI’s services is typically higher in the last few months of the calendar year, due primarily to acceleration of most customers’ capital expenditures for completing year-end projects, with a corresponding decrease in activity during the first few months of the following calendar year, typically because customers are evaluating their plans for such capital expenditures for the coming year during that period.

Backlog
As of June 30, 2005, our backlog was approximately $7.0 million and we currently anticipate completing those backlog orders by December 31, 2005.
Employees
As of June 30, 2005, we employed 127 full-time and three part-time employees. We anticipate the need to increase our work force as additional contracts for projects are received. None of our employees are represented by labor unions.
ITEM 2. PROPERTIES
As of June 30, 2005, we had leases or contractual arrangements, previously held by Old Berliner, to utilize approximately 64,100 square feet for its operations, as set forth below:

	Size in		Monthly	End of
Location	Square Feet	Description	Cost	Lease Term
20 Bushes Lane	15,800	Single-story brick building	$7,970	December of
Elmwood Park, NJ		(office and warehouse space)		2008

10 Bushes Lane	9,950	Single-story brick building	$6,200	February of
Elmwood Park, NJ		(office and warehouse space)		2008

97 Linden Avenue*	11,700	Single-story brick building	$14,733	June of
Elmwood Park, NJ		(office and warehouse space)		2008

1100 Taylors Land	10,209	Single-story brick building	$5,299	November of
Unit 1		(office and warehouse space)		2006
Cinnaminson, NJ

7402 Virginia Manor Road	9,580	Single-story brick building	$10,355	June of
Beltsville, MD		(office and warehouse space)		2008

11861 North Profit Road	6,000	Single-story metal building	$1,500	Month to
Forney, TX		(office and warehouse space)		Month

6440 North Central	861	Ten-story brick building	$1,363	March of
Expressway, Suite 620		(office space)		2006
Dallas, TX

*	We sublease one-half of this space
ITEM 3. LEGAL PROCEEDINGS
We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently quoted on the National Association of Securities Dealers-Over the Counter Bulletin Board (“OTCBB”). On September 16, 2005, our trading symbol was changed to “BERL.OB” to reflect, in part, our name change. Prior to that date, our stock was traded under the symbol “NVNW.OB.” Our common stock has been previously listed on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) and the OTCBB as follows:

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
The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ending	Low	High
June 30, 2005	$0.008	$0.025
March 31, 2005	0.01	0.28
December 31, 2004	0.01	0.28
September 30, 2004	0.02	0.03
June 30, 2004	0.02	0.03
March 31, 2004	0.02	0.03
December 31, 2003	0.02	0.04
September 30, 2003	0.02	0.05
June 30, 2003	0.03	0.07
March 31, 2003	0.04	0.08
Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.
As of June 30, 2005, there were 1,207 record holders of our common stock, 18 record holders of our Series B convertible preferred stock, two record holders of our Series D convertible preferred stock, and one holder of our Series E convertible preferred stock. On September 16, 2005, all outstanding shares of our preferred stock were converted into shares of our common stock.
Recent Sales of Unregistered Securities
On February 18, 2005, we issued 147,676,299 non-assessable shares of our Common Stock and 3,913,669 non-assessable shares of newly issued Series E Preferred Stock to Old Berliner in private placement exempted from registration under Section 4(2) of the Securities Act of 1933, as amended, together with the assumption of certain liabilities of Old Berliner, in consideration for substantially all of the assets of Old Berliner. The shares of Series E Preferred Stock automatically converted into 3,913,668,046 shares of our Common Stock upon the filing of the Certificates of Amendment with the Delaware Secretary of State and were thereafter subject to the 1:300 reverse stock split, which was also effected by the Certificates of Amendment.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of June 30, 2005, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

	(A)		(B)	(C)
				Number of securities
				remaining available for
	Number of Securities to		Weighted average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		of outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (A)
Equity Compensation on Plans Approved by Security Holders	7,337,051	(a)	$4.99	12,511,504

Equity Compensation on Plans Not Approved by Security Holders	5,611,072	(b)	$22.62	—

	12,948,123		$12.63	12,511,504

(a)	Represents options granted under our 1999 Omnibus Securities Plan and our 2001 Equity Incentive Plan, each of which was approved by our stockholders (the “Option Plans”).

(b)	Represents options granted under stand-alone option agreements, which were not associated with the Option Plans, and which vested over three or four-year periods.
Dividend Policy
The holders of our common stock are entitled to receive dividends at such time and in such amounts as may be determined by our Board of Directors. However, we have not paid any dividends in the past and do not intend to pay cash dividends on our common stock for the foreseeable future. As of September 16, 2005, no shares of our preferred stock are issued or outstanding.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The comparative information presented for the six months ended June 30, 2004 is unaudited.

	Six months ended		Year ended
	June 30,		December 31,
	2005	2004	2004	2003	2002

Revenues	$10,196,270	$7,421,961	$15,285,904	$17,955,834	$22,939,479
Costs of revenues	7,339,171	4,926,639	9,604,839	13,098,669	18,435,786

Gross margin	2,857,099	2,495,322	5,681,065	4,857,165	4,503,693

Selling, general and administrative expenses	3,830,947	2,939,614	6,123,328	5,898,143	8,132,762
Depreciation and amortization	139,220	180,832	342,934	580,207	703,519
Impairment of goodwill	—	—	—	—	413,801
(Gain) loss on sale of fixed assets	(22,785)	(13,972)	(9,699)	45,445	7,003

Loss from operations	(1,090,283)	(611,152)	(775,498)	(1,666,630)	(4,753,392)

Other (income) expense
Interest expense	22,282	19,114	46,813	34,112	61,215
Interest income	(5,487)	(550)	(1,639)	(12,763)	(43,542)
Loss in equity of investments	93,982	—	—	—	—
Gain on extinguishment of debt	—	—	—	(7,171,119)	—
Impairment of deferred financing costs	—	—	—	—	81,741
Other (income) loss	(3,895)	—	—	—	—

Income (loss) before income taxes	(1,197,165)	(629,716)	(820,672)	5,483,140	(4,852,806)

Income tax expense (benefit)	(6,581)	(1,840)	16,160	44,250	253,987

Net income (loss)	(1,190,584)	(627,876)	(836,832)	5,438,890	(5,106,793)

Preferred stock dividends and accretion	—	—	—	378,355	1,623,420

Net income (loss) applicable to common shareholders	$(1,190,584)	$(627,876)	$(836,832)	$5,060,535	$(6,730,213)

Net income (loss) per share — basic and diluted	$(0.01)	$(0.03)	$(0.04)	$0.30	$(0.55)

Weighted average number of shares outstanding — basic and diluted	151,331,446	20,224,320	20,224,320	16,633,810	12,134,591

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes found on pages F-1 to F-21 of this Annual Report.
Basis of Presentation
Since the Acquisition was settled through the issuance of a controlling interest in Novo’s Common Stock, Old Berliner is deemed to be the acquirer for accounting purposes and adopted the accounting year end of Novo of June 30. Furthermore, since Novo was deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner.
The consolidated statement of operations for the six months ended June 30, 2005, gives effect to the recapitalization of Old Berliner, as if it occurred on January 1, 2005, and includes the accounts of Novo and BCI, its wholly owned subsidiary, since the date of the Acquisition. The unaudited consolidated statement of operations for the six months ended June 30, 2004, and the audited consolidated statement of operations for the years ended December 31, 2002, 2003, and 2004 are the accounts of Old Berliner.
Industry Background
Wireless Telecommunications Networks
Wireless telecommunications networks are built using radio-based systems that allow a telephone set or data terminal to communicate without a metallic or optical cord or wire equipment. The life cycle of a wireless network continually evolves and consists of several phases, including strategic planning, design, deployment, expansion, operations and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will be located and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.
Following acceptance of a wireless network design, access to land or building rooftops must be secured for towers or telecommunications equipment, including radio base stations, antennae and supporting electronics. Each site must be qualified in a number of areas, including zoning ordinance requirements, regulatory compliance and suitability for construction. Detailed site location designs are prepared and radio frequency engineers review interference to or from co-located antennae. Construction and equipment installation then must be performed and site performance is measured after completion of construction. Finally, professional technicians install and commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.
Once a wireless network becomes operational and the number of subscribers increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless system must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources. Operations and maintenance also involves tuning the network to enable operators to compete more effectively in areas where there are multiple system operators.
Finally, as new technologies are continuously developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as late second generation and third generation (“2.5G” and “3G,” respectively), onto an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.
Growth and Evolution of the Wireless Telecommunications Industry
Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services.

Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more accessible. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies, such as those embodied in 3G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, music on-demand, m-banking, locations-based services and interactive games.
Industry Challenges
Around the middle of 2000, the major wireless carriers began evaluating their costs for engineering and constructing wireless sites, and as a result, those expenses became an important issue. At that time, several well-funded private and public firms entered the industry as high-level general contractors. Bechtel, (“General Dynamics, Ericsson, Inc. and other similarly situated companies put themselves between the larger wireless service providers, like Sprint, Nextel, AT&T Wireless Services, Inc. (now known as New Cingular Wireless Services, Inc.) (“Cingular”),T-Mobile USA, Inc., and their former contractors, such as old Berliner, by negotiating flat rate pricing. Many of those contracting firms entered into agreements with limited knowledge of the actual cost to complete the work, resulting in many lower than market bids. As a result, many smaller subcontractors could not compete at such reduced margins. The wireless carriers also significantly reduced the number of sites they were going to build. These factors contributed to industry attrition in the equipment construction and installation sector. They also had a severe negative effect on Old Berliner’s profitability.
We estimate that over the past two years more than 40% of the companies similar to Old Berliner ceased operations. During that time, Old Berliner re-engineered its business, its cost structure and its operations. It reduced staff and expenses and effected changes in its capital structure. Although such adjustments were made, Old Berliner continued to face such competitive challenges.
Position in Industry
We believe that the large wireless carriers are not entirely satisfied with their experience with the large contracting or project management firms, and that this dissatisfaction might create an opportunity for full, “self-performing” service firms, such as us, with the ability to handle significant volume, to take over a portion of the work currently being performed by such firms.
Another significant change affecting the wireless telecommunications industry was the implementation of LNP, which went into place in November of 2003. As previously noted, LNP allows a customer to take his or her telephone number with him or her to another carrier in the same geographic service area. We believe that such an occurrence prompted the major wireless carriers to re-examine ways to improve the performance of their networks, which may include an association with a smaller service provider, such as us. Increased activations and decreased customer turnover were two other developments in 2003 that placed additional pressure on the networks. These factors have prompted the construction of additional sites, which could provide opportunities to provide additional services for such firms.
Those and other events are putting additional pressure on the major wireless carriers to outsource certain services, resulting in a rise in prices for self-performing contractors and increased margins for companies with the ability to meet those needs. For example, we submitted responses to requests for proposal (“RFP”), in the geographic areas in which we operate, to do a complete overlay of Sprint’s network with an evolution, data only (“EVDO”), solution and a comprehensive upgrade of Nextel’s 800 MHz network and are receiving purchase orders to perform such work. We may also benefit from new developments in wireless technology and additional consolidation in the telecommunications industry.
Key Drivers of Change in Our Business
Historically, the key drivers of change in the wireless telecommunications industry have been: (i) the issuance of new or additional licenses to wireless service providers; (ii) the introduction of new services or technologies; (iii) the increase in the number of subscribers served by wireless service providers, with the concomitant increase in usage by those subscribers and scarcity of wireless spectrum; (iv) the increasing complexity of wireless systems in operation; and (v) the current consolidation in the telecommunications sector. Each of these key drivers is discussed below.
▪	The issuance of new or additional licenses to wireless service providers. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be deployed and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation must then be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance.

▪	The introduction of new services or technologies. Although wireless service providers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases have resulted in wireless service providers and equipment vendors focusing on their core competencies, and as a result, outsourcing an increasing portion of their network services. In addition, the Federal Communications Commission (the “FCC”), in November of 2003, began requiring wireless service providers to provide local number portability (“LNP”) to customers, which makes it easier for consumers to switch wireless service providers by giving consumers the ability to do so without changing their phone numbers. LNP increases the complexity of call processing, number administration, service assurance and network operations. We believe that nearly every United States-based wireless service provider is, or will be, upgrading its network in order to mitigate the potential for customer termination, or churn, as a result of the implementation of LNP. Such efforts involve providing both additional network capacity and expanded geographic coverage to address wireless customers’ perceptions of network quality.

▪	The increases in the number of wireless subscribers served by wireless providers. The increases in the number of subscribers served by wireless service providers, with the concomitant increase in usage by those subscribers and scarcity of wireless spectrum, require such carriers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

▪	The increasing complexity of wireless systems in operation. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies, such as 2.5G and 3G, with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.

▪	The current consolidation in the telecommunications sector. In light of recent consolidation in the telecommunications sector, wireless service providers are faced with issues regarding the integration of separate telecommunications networks. This may provide us with the opportunity to provide services relating to performing network compatibility testing and resolving integration solutions.
Plan of Operation
We must take the following steps within the next 12 months in order to increase its revenues and for it to ultimately achieve profitability:
Increase Staffing
As a service provider, BCI’s potential for growth will be limited, notwithstanding an increased demand for its services, to the extent that it does not have the ability to hire individuals with the requisite technical and field knowledge to provide such services. Because the services BCI offers are diverse, it may experience difficulty obtaining the appropriate level of staffing support in a timely and cost-effective manner.
Create a Strategic Partnership with an Electrical Contractor
New construction services for base station modification or installation requires the services of qualified electrical contractors. Currently, BCI must subcontract out such electrical work. Optimally, BCI would employ one or more electrical contractors to help ensure that its customers’ completion schedules are met. Additional electrical contractors would also give BCI more flexibility in offering complete turnkey services. However, BCI recognizes that there is currently a shortage of electrical contractors in New York and New Jersey who are qualified to do the electrical work in the telecommunications industry. As a result, BCI is exploring the possibility of associating itself with one or more electrical contracting firms to achieve its objective.

Improve BCI’s Fabrication Business Services
BCI has identified the need to improve its fabrication business in two ways. First, it needs to employ a full-time individual with appropriate experience in the complex fabrication environment. Second, BCI will require funds in order to invest in more sophisticated equipment and develop a modern production-line layout. Currently, BCI’s ability to fund these expenditures will come from cash on hand or vendor financing, if available on terms and conditions acceptable to us.
Increase Production Capability
To the extent that BCI experiences increased demand for its production services, such as infrastructure equipment construction and installation, there is a corresponding need to increase the production of the steel requirements for such jobs. Although, certain items of a typical production job are standard, approximately 80% are criteria specific. That element of specificity requires BCI to have flexible and quality production capabilities in order to meet construction schedules for such jobs. BCI recognizes that it does not have such capacity at the present time. Additional capital expenditures in materials and equipment are necessary before BCI can improve its efficiencies in that area. If such production capability could be improved and such efficiencies realized, BCI believes that it could also reduce its fabrication schedule, allow it to better respond to changes in industry supply and demand, and increase its ability to compete. Additionally, BCI believes that if it is successful in establishing such a production line, any excess capacity could be used as a potential revenue source by supplying steel to smaller contractors. Currently, BCI’s ability to fund these expenditures will come from cash on hand or vendor financing, if available on terms and conditions acceptable to us.
Increase Marketing Activities
Although BCI has achieved some recognition in the wireless area, it believes that its typical customer may not be aware of its entire range of services. For example, one set of BCI customers may recognize BCI for its site acquisition and zoning or infrastructure equipment construction and installation services, without being aware that BCI also provides radio frequency and network design and engineering services. Accordingly, BCI has recognized a need to create and implement a marketing plan, quite possibly with the assistance of a professional marketing firm, with specific industry experience, to market BCI as a provider of the full range of wireless services. BCI’s integrated service package might be of interest, not only to potential customers looking for complete “turn-key” solutions, but also clients who are more interested in an “a la carte” approach to their wireless needs.
Increase Business Development Activities
BCI recognizes the need to increase its focus on business development and customer retention. It anticipates achieving this result though a variety of means, including, without limitation, increased exposure at trade shows and customer-sponsored events.
Major Customers
We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services could have a material adverse effect on our results of operations or financial condition (see section entitled “Business – Major Customers”).
SIX MONTHS ENDED JUNE 30, 2005 (AUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
Revenues. We had revenues of $10.2 million for the six months ended June 30, 2005, versus $7.4 million for the six months ended June 30, 2004. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 71% and 68% in the six months ended June 30, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 11% and 20% in both of the six months ended June 30, 2005, and 2004, respectively. Revenues from radio frequency engineering accounted for approximately 7% and 4% in the six months ended June 30, 2005, and 2004, respectively. The increase in revenues in the six months ended June 30, 2005, versus the six months ended June 30, 2004, is due to increased spending from our customers in infrastructure and equipment construction and installation and radio frequency engineering in order to improve their networks in preparation for future offerings of video and music and reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues was $7.3 million for the six months ended June 30, 2005, versus $4.9 million for the six months ended June 30, 2004.
Gross Margin. Our gross margin for the six months ended June 30, 2005, was $2.9 million or 28% of revenues as compared to $2.5 million or 34% of revenues for the six months ended June 30, 2004. The decrease in gross margin percentage can be attributed to the shift in the type of revenues generated in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Historically, we have had higher margins on its real estate acquisition and zoning services but those margins have decreased in the six months ended June 30, 2005.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 30% during the six months ended June 30, 2005, to $3.8 million from $2.9 in the six months ended June 30, 2004. The increase in selling, general and administrative expenses during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted primarily from general administration costs of approximately $550,000 from Novo that included the salaries of two of our senior executives, legal and accounting fees associated with the Acquisition, business insurance and office expenses. In addition to the costs associated with the acquisition, we incurred additional costs due to our increased number of employees and additional office and warehouse facilities to handle our increased revenues.
Selling, general and administrative expenses for the six months ended June 30, 2005 increased due to increased revenues of approximately 37% or $2.8 million, and consisted primarily of approximately (i) $2.3 million of salaries and benefits ($125,000 associated with Novo), (ii) $344,400 of business insurance ($90,000 associated with Novo), (iii) $198,900 of professional services ($165,000 of services associated with the Acquisition), (iv) $236,000 of office rents ($21,000 associated with Novo), (v) $164,400 of travel and entertainment, (vi) $226,100 of office expenses including telephone and utilities (vi) $69,200 of repairs and maintenance and (vii) $291,600 of other general operating expenses ($161,000 associated with Novo). Selling, general and administrative expenses for the six months ended June 30, 2004, consisted primarily of approximately (i) $1.8 million of salaries and benefits, (ii) $233,500 of business insurance, (iii) $120,200 of professional services (iv) $217,200 of office rents, (v) $99,500 of travel and entertainment, (vi) $180,300 of office expenses including telephone and utilities (vi) $76,000 of repairs and maintenance and (vii) $212,900 of other general operating expenses.
Depreciation and Amortization. Depreciation recorded on fixed assets during the six months ended June 30, 2005, totaled approximately $139,200, as compared to approximately $180,800 for six months ended June 30, 2004. The decrease in depreciation is due to the sale of certain fixed assets and other fixed assets becoming fully depreciated.
Other (Income) Expense. Other (income) expense during the six months ended June 30, 2005, totaled approximately $107,000, as compared to approximately $19,000 for the six months ended June 30, 2004. The increase is mainly due to the recording of our share of losses from an equity investment in Paciugo of approximately $94,000.
FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003
Revenues. Old Berliner had revenues of $15.3 million for the year ended December 31, 2004, versus $18.0 million for the year ended December 31, 2003. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 73% and 85% in the years ended December 31, 2004, and 2003, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 20% and 7% in the years ended December 31, 2004, and 2003, respectively. The revenues decrease in the year ended December 31, 2004 as compared to the year ended December 31, 2003, is due to Old Berliner capturing less contracts, a shift in customer spending and less capital spending in the wireless telecommunications industry. Old Berliner recognizes revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Old Berliner’s cost of revenues was $9.6 million for the year ended December 31, 2004, versus $13.1 million for the year ended December 31, 2003.
Gross Margin. Old Berliner’s gross margin for the year ended December 31, 2004, was $5.7 million or 37% of revenues as compared to $4.9 million or 27% of revenues for the year ended December 31, 2003. The increase in gross margin percentage can be attributed to the shift in the type of revenues generated in the year ended December 31, 2004, as compared to the year ended December 31, 2003. Historically, Old Berliner has had higher margins on our real estate acquisition and zoning services.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 4% during the year ended December 31, 2004, to $6.1 million from $5.9 in the year ended December 31, 2003. The increase in selling, general and administrative expenses during the year ended December 31, 2004, as compared to the year ended December 31, 2003, resulted primarily from salaries and wages and business insurance.
Selling, general and administrative expenses for the year ended December 31, 2004, consisted primarily of approximately (i) $3.7 million of salaries and benefits, (ii) $586,400 of business insurance, (iii) $312,800 of professional services (iv) $483,800 of office rents, (v) $216,300 of travel and entertainment, (vi) $362,000 of office expenses including telephone and utilities (vi) $182,700 of repairs and maintenance and (vii) $279,300 of other general operating expenses. Selling, general and administrative expenses for the year ended December 31, 2003, consisted primarily of approximately (i) $3.8 million of salaries and benefits, (ii) $278,300 of business insurance, (iii) $189,100 of professional services (iv) $513,600 of office rents, (v) $187,600 of travel and entertainment, (vi) $420,700 of office expenses including telephone and utilities (vi) $124,400 of repairs and maintenance and (vii) $384,400 of other general operating expenses.
Depreciation and Amortization. Depreciation recorded on fixed assets during the year ended December 31, 2004, totaled approximately $342,900, as compared to approximately $580,200 for year ended December 31, 2003.
Gain on Extinguishment of Debt. In the year ended December 31, 2003, Old Berliner had a gain on the conversion of its Series A Senior Cumulative Participating Mandatorily Redeemable Convertible Preferred Stock of approximately $7.2 million.
FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002
Revenues. Old Berliner had revenues of $18.0 million for the year ended December 31, 2003, versus $22.9 million for the year ended December 31, 2002. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 85% and 67% in the years ended December 31, 2003, and 2002, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 7% and 15% in the years ended December 31, 2003, and 2002, respectively. The revenues decrease in the year ended December 31, 2003 as compared to the year ended December 31, 2002, is due to Old Berliner capturing less contracts and reduced spending by our customers and the completion of one large contract in 2002. Old Berliner recognizes revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Old Berliner’s cost of revenues was $13.1 million for the year ended December 31, 2003, versus $18.4 million for the year ended December 31, 2002.
Gross Margin. Old Berliner’s gross margin for the year ended December 31, 2003, was $4.9 million or 27% of revenues as compared to $4.5 million or 20% of revenues for the year ended December 31, 2003. The increase in gross margin percentage can be attributed to the shift in margins generated from infrastructure equipment construction and installation contracts in the year ended December 31, 2003, as compared to the year ended December 31, 2002.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 27% during year ended December 31, 2003, to $5.9 million from $8.1 million in the year ended December 31, 2002. The decrease in selling, general and administrative expenses during the year ended December 31, 2003, as compared to the year ended December 31, 2002, resulted primarily from downsizing due to market conditions including, but not limited to, salaries and wages, office rents and office expenses.
Selling, general and administrative expenses for the year ended December 31, 2003, consisted primarily of approximately (i) $3.8 million of salaries and benefits, (ii) $278,300 of business insurance, (iii) $189,100 of professional services (iv) $513,600 of office rents, (v) $187,600 of travel and entertainment, (vi) $420,700 of office expenses including telephone and utilities (vi) $124,400 of repairs and maintenance and (vii) $384,400 of other general operating expenses. Selling, general and administrative expenses for the year ended December 31, 2002, consisted primarily of approximately (i) $5.5 million of salaries and benefits, (ii) $321,100 of business insurance, (iii) $321,000 of professional services (iv) $609,600 of office rents,

(v) $298,400 of travel and entertainment, (vi) $618,000 of office expenses including telephone and utilities (vi) $143,100 of repairs and maintenance and (vii) $321,600 of other general operating expenses.
Depreciation and Amortization. Depreciation recorded on fixed assets during the year ended December 31, 2003, totaled approximately $580,200, as compared to approximately $703,500 for year ended December 31, 2002.
Gain on Extinguishment of Debt. In the year ended December 31, 2003, Old Berliner had a gain on the conversion of its Series A Senior Cumulative Participating Mandatorily Redeemable Convertible Preferred Stock of approximately $7.2 million.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, we had consolidated current assets of approximately $7.0 million, including, without limitation, cash and cash equivalents of approximately $402,400 and net working capital of approximately $1.2 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that private placements of common and preferred stock will be available in the near term. Principal uses of cash during the six months ended June 30, 2005, have been to fund (i) operating losses; (ii) acquisitions and strategic business opportunities; and (iii) working capital requirements.
On March 17, 2005, we concluded negotiations with Presidential Financial Corporation of Delaware Valley (“Presidential”) regarding the establishment of a credit facility for BCI. A total of $1,250,000 in financing is available under the agreement with Presidential and approximately $493,800 had been borrowed by BCI as of June 30, 2005. Presidential has a security interest on all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility. As of September 23, 2005, we had outstanding borrowings against the agreement with Presidential of $144,900.
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
BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, would jeopardize our ability to continue as a going concern. Due to these factors, we intend to seek additional financing within the next twelve months, from Presidential or another lender.
The net cash provided by or used in operating, investing and financing activities for the six months ended June 30, 2005, and 2004, respectively, is summarized below:
Cash used in operating activities in the six months ended June 30, 2005, totaled approximately $1.6 million as compared to cash provided by operating activities of approximately $565,300 in the six months ended June 30, 2004. During the six months ended June 30, 2005, cash flow used in operating activities primarily resulted from operating losses, net of non-cash charges, of $970,200, an increase in accounts receivable of $1.9 million due to increased revenue during the three months ended June 30, 2005, an increase in prepaid and other assets of $315,500 due to prepayment of our business insurance premiums in January, 2005, an increase in accounts payable of $505,600 and an increase in accrued liabilities of $1.1 million mainly contributable to subcontracts costs associated with our increased revenues. In the six months ended June 30, 2004, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, of $461,500, a decrease in accounts receivable of $2.1 million, an increase in inventories of $34,200, a decrease in prepaid expenses and other assets of $110,400, an increase in accounts payable of $288,300 and an increase in accrued and other liabilities of $890,200.
Investing activities used $29,000 and $32,000 in the six months ended June 30, 2005, and 2004, respectively. The primary net cash used in investing activities was the purchase of fixed assets offset by proceeds from the sale of fixed assets.

Financing activities used $155,200 and $460,100 in the six months ended June 30, 2005, and 2004, respectively. The primary net cash used in financing activities was to reduce our debt obligations.
We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. However, we may be required, or could elect, to seek additional funding within the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure you that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and our current credit facility and any additional equity or credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.
The following represents our contractual obligations over the next five years (these amounts are inclusive of interest, which is immaterial):

		Payments due in fiscal year ended June 30,
Contractual Obligations	Total	2006	2007	2008	2009	2010
Long-term debt obligations	$669,345	$425,964	$187,825	$28,159	$17,068	$10,329

Capital lease obligations	56,832	44,348	12,484	—	—	—

Operating lease obligations	1,086,329	427,492	323,830	297,336	37,671	—

	$1,812,506	$897,804	$524,139	$325,495	$54,739	$10,329

Forward-Looking Statements
“Forward-looking” statements appear throughout this Annual Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Annual Report, including, without limitation, those risks identified in “Business Risk Factors”, could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Annual Report include, without limitation, the following:
Statements concerning our financial condition and strategic direction:
▪	our financial condition and strategic direction;

▪	our ability to continue as a going concern;

▪	our future capital requirements and our ability to satisfy our capital needs;

▪	the potential generation of future revenues;

▪	BCI’s ability to adequately staff its service offerings;

▪	opportunities for BCI from new and emerging wireless technologies;

▪	our discussions with Presidential, or some other lender, to obtain additional financing;

▪	our growth strategy for BCI;

▪	trends in the wireless telecommunications industry;

▪	key drivers of change in BCI’s business;

▪	BCI’s position in the wireless telecommunications industry;

▪	BCI’s competitive position; and

▪	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
▪	risks inherent in our ability to continue as a going concern;

▪	risks associated with competition in the wireless telecommunications sector we entered with the acquisition of the Berliner Assets;

▪	risks associated with our ability to monetize or capitalize on our interest in Paciugo;

▪	risks that we will not be able to generate positive cash flow with the acquisition of the Berliner Assets;

▪	BCI’s function as an early stage company;

▪	risk that we may not be able to obtain additional financing from Presidential or any other lender;

▪	risks associated with Old Berliner’s history of losses;

▪	risks related to a concentration in revenues from a small number of customers;

▪	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

▪	risks that BCI will be unable to adequately staff its service offerings.
This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Annual Report. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report, respectively.
Business Risk Factors
Our shareholders may not realize any benefit from our transaction with Old Berliner.
Although we considered various Strategic Combinations prior to entering into our agreement with Old Berliner, our limited prospects for future growth restricted our ability to investigate the same number or types of transactions that other, more viable, entities may have investigated. Furthermore, the extent of our due diligence on Old Berliner, prior to the combination, was necessarily truncated. As a result, no assurances can be given that the transaction will ultimately prove successful or that it will inure at all to the benefit of our shareholders.
We, in essence, are an early stage company. Therefore, in light of its anticipated significance, our business prospects are difficult to evaluate.
Old Berliner commenced operations in 1995. Although it has remained in continuous operation since that time, it continues to function, in essence, as an early stage company. As a result, Old Berliner historically struggled with, and we expect to continue to struggle with, capital constraints, limited market presence, inadequate processes and systems, limited customer and supplier relationships, intense demands on management resources and limited insight into industry trends and conditions that may exist or emerge, among other things. Further, as an early stage company, it is impossible to accurately determine whether BCI’s business model is viable over the long term.
To progress beyond an early stage company, we will need to do the following:
▪	adapt an successfully execute its evolving and unpredictable business model;

▪	attract necessary working capital;

▪	establish, train and manage a larger and more productive workforce;

▪	develop meaningful customer and vendor relationships;

▪	provide services that consistently meet customer demands in a rapidly evolving industry;

▪	implement and improve operational, financial and management systems and processes;

▪	respond effectively to competitive developments; and

▪	otherwise manage and adapt to changing operations.

As a result, our prospects, must be considered in light of the many risks, expenses, delays and difficulties encounter by companies in their early stages of development. It is important to note that the growth we seek is extremely rare.
We may need additional financing, almost immediately, to grow our business.
Although the Acquisition resulted in gaining access to certain additional sources of funds, it may not be enough for us to pursue its business strategy on a long-term basis. We may elect to seek additional working capital. To the extent we are unable to increase our working capital assets, our growth, and potentially our viability, could be jeopardized.
Old Berliner has a history of losses and we anticipate that our combined operations will generate losses in the short term.
With the exception of a one-time gain on the extinguishment of debt, Old Berliner has incurred net losses for the years ended December 31, 2002, 2003, and 2004. Old Berliner incurred a net loss in 2002 in the amount of $5.1 million. Old Berliner did have net income of $5.4 million for the year ended December 31, 2003, but it resulted from a gain on the extinguishment of a debt of $7.2 million. For the year ended December 31, 2004, Old Berliner incurred a loss of $836,800. At December 31, 2004, it had an accumulated deficit of approximately $9.9 million. When combined with our operations, we could experience even greater losses. Among other things, our status as a public company will increase significantly the operating costs to be borne by us. We anticipate that our combined businesses will generate operating losses until we are successful in generating significant additional revenues to support our level of operating expenses. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase, perhaps materially, in the future.
If the percentage of our revenues derived from construction-related activities increases, our gross margins may suffer.
Old Berliner has historically earned lower relative gross margins on engineering and construction-related activities. It typically performs its own network design-related, site acquisition-related services and hires subcontractors to perform engineering and construction services under its direct management. Subcontracted work generally carries lower profit margins than self- performed work. If the proportion of construction-related services we deliver increases, then its gross margins and net income may suffer.
In any given year, we derive a significant portion of its revenues from a limited number of projects, and, if it is unable to replace such jobs upon completion, it would have a significant decrease in its revenues, which would negatively impact our operating results.
Old Berliner has derived, and we believe that we will continue to derive, a significant portion of revenues in any given year from a limited number of projects. As these projects wind down to completion, we must replace such jobs with new projects. Our inability to replace such revenues would cause a significant decrease in its revenues and negatively affect our operating results.
We generate a substantial portion of its revenues from a limited number of customers, and if our relationships with such customers were harmed, its business would suffer .
For the six months ended June 30, 2005, we derived 86% of our total revenues from our six largest customers. For the years ended December 31, 2004, and 2003, Old Berliner derived 87% and 83%, respectively, of its total revenues from its six and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of its professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
If we experience delays and or defaults in customer payments, we could be unable to cover all expenditures.
Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from our customer in amounts insufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Many of our customers face difficulties in obtaining financing to fund the expansion of their wireless networks, which may reduce demand for our services.
Due to the general downturn in the financial markets since 2000, and specifically within the telecommunications sector, many of our customers or potential customers have had and may continue to have trouble obtaining financing to fund the expansion or improvement of their wireless networks. Some customers have also found it difficult to predict demand for their products and services. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. In addition, many of our customers have slowed or postponed deployment of new networks and development of new products, which reduces the demand for its services.
If we are unable to collect receivables from our smaller customers, our operating results may be materially harmed.
We frequently perform services for smaller or development-stage customers that carry a higher degree of financial risk for us. Our customers have been and may continue to be impacted by the tightening of available credit and the general economic slowdown.. As a result of such conditions, our customers may be unable to pay, or may delay payment, for services performed by them. If we are not able to collect amounts owed to us by our customers, we may be required to write off significant accounts receivable and recognize bad debt expense. Our operating results may be materially harmed if we are not able to collect amounts due from our customers.
New technologies may reduce the demand for our services.
The technology relating to the wireless industry changes rapidly. If technologies develop that compete with current technologies, but do not require the services we provide, our revenues could decrease and we could cease to be commercially viable.
Further delays in the adoption and deployment of next generation wireless networks could negatively affect the demand for our services and its ability to grow our revenues.
Wireless service providers may continue to delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring 3G licenses, many providers have delayed deployment of 3G networks. Since we expect that a substantial portion of our growth will be derived from our services related to new technologies, further delays in the adoption and deployment of these technologies, such as 3G, would negatively affect the demand for its services and our ability to grow our revenues.
We bear the risk of cost overruns in some of its contracts.
We conduct our business under various types of contractual arrangements. In terms of dollar-value, a majority of our contracts are guaranteed maximum or lump sum contracts, where it bears a significant portion of the risk for cost overruns. Under such contracts, prices are established, in part, on cost and scheduling estimates, which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If those estimates prove inaccurate, or circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.
If we guarantee the timely completion or performance standard of a project, it could incur significant, additional costs.
In some instances and in many of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. The contract sometimes provides that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project falls short of guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve such performance standards. In some cases, where we fail to meet those performance standards, we may also be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed its original estimates and we could experience reduced profits or, in some cases, a loss for that project.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes that may negatively affect our results of operations.
We engage in engineering and construction activities for wireless networks where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of insurance limits at locations engineered or constructed by us could result in significant liability claims against us, which claims may negatively affect our results of operations, perhaps materially. In addition, if there is a customer dispute regarding our performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our results of operations would be negatively impacted, perhaps materially.
We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, significant costs may result.
Our estimates of future performance depend on, among other matters, whether and when we will receive certain new contract awards. While our estimates are based upon our good faith judgment, they can be unreliable and may frequently change based on newly available information. In the case of our larger projects where timing is often uncertain, it is particularly difficult to project whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities that would have the effect of negatively impacting our operating performance.
We may not be able to hire or retain sufficient number of qualified engineers and other employees to meet our contractual obligations or maintain the quality of our services.
As a service business, our ultimate success depends significantly on our ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical and intrapersonal skills. Competition for employees with the required range of skills fluctuates, depending on customer needs, and can be intense, particularly for radio frequency engineers. At times, we have had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, we must fully and properly train our employees according to our customers’ technology requirements and deploy and fully integrate each employee into our customers’ projects. Increased competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly and resource constraints may impede our ability to quickly and effectively train and deploy all of the personnel required to staff a large project.
Intense competition in the engineering and construction industry could reduce our market share.
We serve markets that are highly competitive and in which a large number of multinational companies compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our operating performance.
Past and future environmental, safety and health regulations could impose on us significant additional costs that negatively affect our operations.
Our operations are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our future operations.

We are vulnerable to the cyclical nature of the market we serve.
The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. The telecommunications market, where we principally compete, is particularly cyclical in nature. Such industries have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, Old Berliner’s past results have varied considerably and our performance may continue to be volatile, depending upon the demand for future projects in the industry.
We may experience significant fluctuations in its quarterly results as a result of uncertainties relating to our ability to generate additional revenues, manage expenditures and other factors, certain of which are outside of our control.
The quarterly and annual operating results of Old Berliner have varied considerably in the past, and our operating results are likely to do so as well, due to a number of factors, including, without limitation, those listed in this section. Many of these factors are outside our control and include, without limitation, the following:
▪	financing provided to potential customers;

▪	the commencement, progress, completion or termination of contracts during any particular quarter;

▪	the availability of equipment to deploy new technologies, such a 3G and broadband;

▪	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

▪	telecommunications market conditions and economic generally.
Due to these factors, our results for a particular quarter, and therefore, our combined results for that same period, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.
Because Old Berliner experienced, and we expect to continue to experience, long sales cycles, we expect to incur significant costs to generate new business and our customer base may not experience growth commensurate with such costs.
Historically, purchases of Old Berliner’s services by customers often entailed a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. We may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand its customer base. As a result of its lengthy sales cycles, we expect to continue to incur relatively high costs to generate new business.
CRITICAL ACCOUNTING POLICIES
Revenue Recognition
Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services are recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized upon the identification of an acceptable site and when the lease is signed between the landlord and customer. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $345,000 at June 30, 2005. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Please refer to pages F-1 to F-21.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On March 18, 2005, Grant Thornton, LLP (“Grant Thornton”) notified our Audit Committee and Board that it declined to stand for re-appointment as our independent registered public accounting firm following the completion of our strategic transaction with Old Berliner. As a result of the withdrawal, the Audit Committee immediately commenced a search for a new independent registered public accounting firm to replace Grant Thornton.
Grant Thornton performed audits of our consolidated financial statements for the years ended December 31, 2003, and 2002. Grant Thornton’s reports did not contain an adverse opinion or disclaimer of opinion, but were modified to include an explanatory paragraph related to uncertainties about our ability to continue as a going concern.
During the years ended December, 2003, and 2002, and through March 18, 2005, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreements in connection with the reports for such year, and there were no reportable events as such term is defined in Item 304(a)(1)(v) of Regulation S-K.
Effective as of April 26, 2005, BDO Seidman, LLP (“BDO”) was appointed as our new independent registered public accounting firm. During the two most recent fiscal years ended June 30, 2003, and 2004, and through June 30, 2005, we have not consulted with BDO concerning (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, for which either a written report or oral advice was provided to us or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). However, BDO did previously serve as our independent registered public accounting firm and did perform audits of our consolidated financial statements for the fiscal years ended June 30, 1999, and 2000, and BDO continues to perform tax-related services for us. In addition, Old Berliner retained BDO, on April 14, 2005, to perform an audit of Old Berliner’s consolidated financial statements for the fiscal year ended December 31, 2004. As previously disclosed, Old Berliner currently owns 73.8% of our common stock and controls 98.7% of our voting power.
ITEM 9A. CONTROLS AND PROCEDURES
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting during our quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information called for by Item 10 will be set forth under the caption “Election of Directors” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and which is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
Information called for by Item 11 will be set forth under the caption “Executive Compensation and Other Matters” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and which is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information called for by Item 12 will be set forth under the caption “Security Ownership of Directors, Management and Principal Stockholders” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and which is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2005, and which is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30 2005, and which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report.
1.	Financial Statements:

Our Consolidated Financial Statements of as of June 30, 2005, and as of December 31, 2004, 2003 and 2002

2.	Financial Statement Schedules

3. Exhibits

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
2.1	Proposed Disclosure Statement with respect to the Joint Plan by AxisTel Communications, Inc., its Affiliated Debtors and Novo Networks, Inc. dated December 31, 2001	10-Q	2/14/02	2.1

2.2	Joint Plan of Liquidation by and between AxisTel Communications, Inc., Novo Networks Global Services, Inc., Novo Networks, International Services, Inc., e.Volve, Technology Group, Inc., Novo Networks Operating Corp., Novo Networks Metro services, Inc., and Novo Networks, Inc. dated December 31, 2001	10-Q	2/14/02	2.2

3.1	Amended and Restated Certificate of Incorporation of eVentures Group, Inc.				X

3.2	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 13, 2000.				X

3.3	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 11, 2000.				X

3.4	Certificate of Amendment, dated September 16, 2005, to the Restated Certificate of Incorporation				X

3.5	Certificate of Amendment, dated September 16, 2005, to the Restated Certificate of Incorporation				X

3.6	Amended and Restated By-Laws of eVentures Group, Inc.				X

10.01	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Daniel J. Wilson. (compensatory agreement)	10-Q	5/15/2000	10.6

10.02	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Chad E. Coben. (compensatory agreement).	10-Q	5/15/2000	10.8

10.03	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement).	10-Q	5/15/2000	10.10

10.04	Stock Option Agreement, dated as of April 17, 2000 between eVentures Group, Inc. and Susie C. Holliday. (compensatory agreement).	10-Q	5/15/2000	10.14

EXHIBIT						FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE				HEREWITH
		FORM	DATE	NUMBER
10.05	Amendment to Non-Qualified Stock Option Agreement between eVentures Group, Inc. and Susie C. Holliday, dated October 2, 2000.	10-Q	11/14/2000	10.7

10.06	Common Stock Subscription Agreement, dated as of April 4, 2000, by and among eVentures Group, Inc. and the signatories thereto.	10-Q	5/15/2000	10.15

10.07A	Form of New Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.49	A

10.07B	Schedule of Parties to New Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.49	B

10.08A	Form of Incumbent Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.50	A

10.08B	Schedule of Parties to Incumbent Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.50	B

10.09	2001 Equity Incentive Plan	10-Q	5/15/2000	10.1

10.10A	Employment Agreement, dated as of March 10, 2000, between IGS Acquisition Corporation and Patrick G. Mackey. (compensatory agreement)	10-K	9/28/2001	10.42

10.10B	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Patrick G. Mackey, dated as of September 25, 2000.	10-K	9/28/2001	10.42

10.10C	Amendment No. 2 to Employment Agreement between Novo Networks, Inc. and Patrick G. Mackey, dated as of January 10, 2001.	10-K	9/28/2001	10.42

10.11	Purchase Agreement by and among Novo Networks, Inc., Paciugo Management LLC, Ad Astra Holdings LP, Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta	8-K	1/03/03	10.1

10.12	Nonqualified Stock Option Agreement between the Registrant and Barrett N. Wissman	10-Q	5/15/03	10.1

10.13	Nonqualified Stock Option Agreement between the Registrant and Steven W. Caple	10-Q	5/15/03	10.2

10.14	Nonqualified Stock Option Agreement between the Registrant and Jan Robert Horsfall	10-Q	5/15/03	10.3

10.15	Nonqualified Stock Option Agreement between the Registrant and John Stevens Robling	10-Q	5/15/03	10.4

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.16	Nonqualified Stock Option Agreement between the Registrant and Russell W. Beiersdorf	10-Q	5/15/03	10.5

10.17	Nonqualified Stock Option Agreement between the Registrant and Patrick Mackey	10-Q	5/15/03	10.6

10.18	Nonqualified Stock Option Agreement between the Registrant and Susie C. Holliday	10-Q	5/15/03	10.7

10.19	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and Barrett N. Wissman	10-Q	5/17/07	10.1

10.20	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and John Stevens Robling, Jr.	10-Q	5/17/04	10.2

10.21	Non-Qualified Stock Option Agreement dated February 27, 2004 between Novo Networks, Inc. and Russell W. Beiersdorf	10-Q	5/17/04	10.3

21.1	Subsidiaries of Novo Networks, Inc.				X

23.1	Consent of BDO Seidman, LLP				X

23.2	Consent of Grant Thornton LLP				X

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas, on the 27th day of September, 2005.

Berliner Communications, Inc.
By:	/s/ Richard B. Berliner
Name:	Richard B. Berliner
Title:	Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Richard B. Berliner Richard B. Berliner	Chief Financial Officer (Principal Executive Officer)	September 27, 2005

/s/ Patrick G. Mackey Patrick G. Mackey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2005

/s/ Ralph R. Ianuzzi, Jr. Ralph R. Ianuzzi, Jr.	Director	September 27, 2005

/s/ Peter J. Mixter Peter J. Mixter	Director	September 27, 2005

/s/ Mehran Nazari. Mehran Nazari	Director	September 27, 2005

/s/ John Stevens Robling, Jr. John Stevens Robling, Jr.	Director	September 27, 2005

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, and 2003	F-4

Consolidated Statements of Operations for the six months ended June 30, 2005 and June 30, 2004 (unaudited), and the years ended December 31, 2004, 2003, and 2002	F-5

Consolidated Statements of Shareholders’ Equity (Deficit) for the six months ended June 30, 2005, and the years ended December 31, 2004, 2003, and 2002	F-6

Consolidated Statements of Cash Flows for the six months ended June 30, 2005, and June 30, 2004 (unaudited), and the years ended December 31, 2004, 2003, and 2002	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berliner Communications, Inc.
We have audited the accompanying consolidated balance sheets of Berliner Communications, Inc. and subsidiaries as of June 30, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2005, and the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and subsidiaries as of June 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for the six months ended June 30, 2005, and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
BDO Seidman, LLP
Valhalla, NewYork
August 11, 2005, except for
Note 17, for which the date is
September 16, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Berliner Communications, Inc.
We have audited the accompanying consolidated balance sheet of Berliner Communications, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board of the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.
Grant Thornton, LLP
Philadelphia, Pennsylvania
July 1, 2004

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$402,432	$453,818	$137,870
Accounts receivable, net of allowance for doubtful accounts of $91,572 in 2005, $106,061 in 2004 and $147,724 in 2003	5,261,311	3,384,904	5,495,679
Inventories	506,615	515,565	611,974
Prepaid expenses and other current assets	516,842	212,943	159,349

	6,687,200	4,567,230	6,404,872

LONG-TERM ASSETS
Property and equipment, net	469,855	557,317	780,032
Other assets	359,139	68,032	59,302

	$7,516,194	$5,192,579	$7,244,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$493,824	$344,588	$435,995
Current portion of long-term debt	425,964	434,372	339,513
Current portion of capital lease obligations	39,596	56,573	114,704
Loan from shareholder	—	101,640	—
Accounts payable	2,209,775	1,704,187	1,989,142
Accrued liabilities	2,285,889	1,223,965	1,936,539
Deferred revenue	—	9,435	—
Income taxes payable	—	12,581	34,371

	5,455,048	3,887,341	4,850,264

LONG-TERM LIABILITIES
Long-term debt, net of current portion	243,942	404,484	624,765
Long-term capital lease obligations, net of current portion	10,068	26,977	58,568

	254,010	431,461	683,333

COMMITMENTS	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	79	—	—
Common stock	13	202,243	202,243
Additional paid-in capital	12,922,329	10,531,131	10,531,131
Accumulated deficit	(11,115,285)	(9,859,597)	(9,022,765)

	1,807,136	873,777	1,710,609

	$7,516,194	$5,192,579	$7,244,206

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Year ended
	June 30,		December 31,
	2005	2004	2004	2003	2002
		(Unaudited)
Revenues	$10,196,270	$7,421,961	$15,285,904	$17,955,834	$22,939,479
Costs of revenues	7,339,171	4,926,639	9,604,839	13,098,669	18,435,786

Gross margin	2,857,099	2,495,322	5,681,065	4,857,165	4,503,693

Selling, general and administrative expenses	3,830,947	2,939,614	6,123,328	5,898,143	8,132,762
Depreciation and amortization	139,220	180,832	342,934	580,207	703,519
Impairment of goodwill	—	—	—	—	413,801
(Gain) loss on sale of fixed assets	(22,785)	(13,972)	(9,699)	45,445	7,003

Loss from operations	(1,090,283)	(611,152)	(775,498)	(1,666,630)	(4,753,392)

Other (income) expense
Interest expense	22,282	19,114	46,813	34,112	61,215
Interest income	(5,487)	(550)	(1,639)	(12,763)	(43,542)
Loss in equity of investments	93,982	—	—	—	—
Gain on extinguishment of debt	—	—	—	(7,171,119)	—
Impairment of deferred financing costs	—	—	—	—	81,741
Other (income) loss	(3,895)	—	—	—	—

Income (loss) before income taxes	(1,197,165)	(629,716)	(820,672)	5,483,140	(4,852,806)

Income tax expense (benefit)	(6,581)	(1,840)	16,160	44,250	253,987

Net income (loss)	(1,190,584)	(627,876)	(836,832)	5,438,890	(5,106,793)

Preferred stock dividends and accretion	—	—	—	378,355	1,623,420

Net income (loss) applicable to common shareholders	$(1,190,584)	$(627,876)	$(836,832)	$5,060,535	$(6,730,213)

Net income (loss) per share — basic and diluted	$(0.01)	$(0.03)	$(0.04)	$0.30	$(0.55)

Weighted average number of shares outstanding — basic and diluted	151,331,446	20,224,320	20,224,320	16,633,810	12,134,591

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	25,000,000 shares authorized;		200,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2002	—	—	12,134,591	$121,345	$8,553,814	$(14,083,300)	$(5,408,141)

Stock issued under standstill voting and termination agreement			8,089,729	80,898	1,977,317		2,058,215

Preferred dividends and accretion						(378,355)	(378,355)

Net income						5,438,890	5,438,890

Balance at December 31, 2003	—	—	20,224,320	202,243	10,531,131	(9,022,765)	1,710,609

Net loss						(836,832)	(836,832)

Balance at December 31, 2004	—	—	20,224,320	$202,243	$10,531,131	$(9,859,597)	$873,777

Deemed retroactive stock split to recapitalize Berliner Communications, Inc. with 147,676,299 common shares, $0.00002 par value			127,451,979	(199,210)	199,131		(79)

Deemed retroactive stock split to recapitalize Berliner Communications, Inc. with 3,913,699 Series E Preferred shares, $0.00002 par value; liquidation preference of $0.26 per share	3,913,699	79	—	(79)	79		79

Deemed dividend of Berliner Communications, Inc. of net assets not transferred in recapitalization						(65,104)	(65,104)

Novo Networks, Inc. preferred stock recapitalized as of February 18, 2005, into 4,500 Series B and 9,473 Series D Preferred shares, $0.00002 par value liquidation preference of $1,000 per share	13,973	—					—

Novo Networks, Inc. shareholder equity recapitalized as of February 18, 2005, into 52,323,701 common shares, $0.00002 par value			52,323,701	1,046	2,188,001		2,189,047

Reverse stock split of one share for every 300 shares on September 16, 2005			(199,333,333)	(3,987)	3,987		—

Net loss						(1,190,584)	(1,190,584)

Balance at June 30, 2005	3,927,672	$79	666,667	$13	$12,922,329	$(11,115,285)	$1,807,136

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended		For the year ended
	June 30,		December 31,
	2005	2004	2004	2003	2002
		(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,190,584)	$(627,876)	$(836,832)	$5,438,890	$(5,106,793)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations
Depreciation	139,220	180,832	342,934	580,207	703,519
Impairment of deferred financing costs	—	—	—	—	81,741
Loss in equity investments	93,982	—	—	—	—
Gain on extinguishment of debt	—	—	—	(7,171,119)	—
Impairment of goodwill	—	—	—	—	413,801
Bad debt expense	10,000	—	—	—	—
(Gain) loss on sale of fixed assets	(22,785)	(13,972)	(9,699)	45,445	7,003
Changes in operating assets and liabilities
Accounts receivable	(1,886,407)	2,060,024	2,110,775	(157,860)	5,330,711
Inventories	8,950	34,224	96,409	92,449	452,995
Prepaid expenses and other current assets	(330,310)	111,992	(53,594)	106,703	(71,766)
Other assets	14,797	(1,500)	(8,730)	4,561	896
Accounts payable	505,588	(288,276)	(284,955)	249,702	(2,664,680)
Accrued liabilities	1,090,984	(881,005)	(712,574)	(518,118)	517,508
Income taxes receivable and payable	(12,581)	290	(21,790)	34,371	462,974
Deferred revenues	(11,435)	(9,435)	9,435	(200,000)	200,000
Other liabilities	—	—	—	—	10,374

Net cash (used in) provided by operating activities	(1,590,581)	565,298	631,379	(1,494,769)	338,283

Cash flow from investing activities
Purchase of property and equipment	(89,397)	(42,140)	(80,358)	(219,765)	(330,699)
Proceeds from the sale of property and equipment	60,423	10,268	25,053	28,849	118,401

Net cash used in investing activities	(28,974)	(31,872)	(55,305)	(190,916)	(212,298)

Cash flows from financing activities
Payment of preferred stock dividends	—	—	—	(137,500)	(660,000)
Proceeds from line of credit	1,237,080	701,146	1,887,663	435,995	—
Proceeds from long-term debt	30,039	—	101,640	87,566	—
Repayment of line of credit	(1,087,844)	(1,028,263)	(1,979,070)	—	—
Repayment of long-term debt	(198,989)	(89,256)	(180,637)	(89,288)	—
Repayment of loan from shareholder	(101,640)	—	—	—	—
Repayment of capital leases	(33,886)	(43,761)	(89,722)	(97,154)	(66,218)
Cash paid on debt extinguishment	—	—	—	(800,000)	—

Net cash used in financing activities	(155,240)	(460,134)	(260,126)	(600,381)	(726,218)

Net increase (decrease) in cash and cash equivalents	(1,774,795)	73,292	315,948	(2,286,066)	(600,233)
Cash and cash equivalents at beginning of period	453,818	137,870	137,870	2,423,936	3,024,169
Cash and cash equivalents, acquired	1,723,408	—	—	—	—

Cash and cash equivalents at end of period	$402,431	$211,162	$453,818	$137,870	$2,423,936

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended		For the year ended
	June 30,		December 31,
	2005	2004	2004	2003	2002
		(Unaudited)
Supplemental disclosure of cash flow information
Interest paid	$21,113	$19,114	$46,813	$35,776	$61,215

Income taxes paid	$13,087	$5,144	$9,789	$—	$167,631

Non-cash investing and financing activities
Preferred stock accretion	$—	$—	$—	$240,855	$963,420

Capital leases entered into	$—	$—	$55,215	$19,415	$342,018

Net assets acquired	$392,123	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts shown for the six months ended June 30, 2004, are unaudited)
1. Business
General
The company now known as Berliner Communications, Inc. (“Berliner”, “we”, “us” and “our”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”).
On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and our wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Old Berliner. In September of 2005, Novo changed its name to Berliner Communications, Inc.
Since the Acquisition was settled through the issuance of a controlling interest in Novo’s common stock, Old Berliner is deemed to be the acquirer for accounting purposes. Furthermore, since Novo was deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner. The accompanying consolidated financial statements for the six months ended June 30, 2005, include the accounts of Old Berliner through February 18, 2005, BCI, our wholly owned subsidiary, and us since February 18, 2005.
Founded in 1995, Old Berliner originally provided wireless carriers with comprehensive real estate site acquisition and zoning services. Over the course of the following 10 years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services, which comprise one operating segment. With the consummation of the Acquisition, BCI carries on the historical operations of Old Berliner.
2. Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates being made include the allowance for doubtful accounts and percentage of completion of construction projects.
The amounts shown for the six months ended June 30, 2004, in the accompanying Statement of Operations and Statement of Cash Flows have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated Statement of Operations and Statement of Cash Flows include all adjustments necessary to present fairly the results of our operations and cash flows for the six months ended June 30, 2004.
Principals of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2005, cash and cash equivalents totaled approximately $402,400 and consisted of bank balances and a money market account. We maintain our cash and cash equivalents with two financial institutions, which, at times, have amounts in excess of the FDIC insurance limit.
Risks and Uncertainties
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support customer receivables. Credit losses are provided for in our consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligation. Accounts receivable are written off when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Inventories
Inventories, which consist mainly of raw materials, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Assets
Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At June 30, 2005, and December 31, 2004, and 2003, current prepaid expenses and other assets classified as current totaled approximately $516,842, $212,900, and $159,300, respectively, and consisted mainly of insurance and rents. Non-current other assets of approximately $359,100 at June 30, 2005 and approximately $68,000 and $59,300 at December 31, 2004, and 2003, respectively, are mainly deposits for our office and warehouse locations and long-term insurance.
Property and Equipment
Property and equipment consist of automobiles and trucks, computer equipment, equipment, furniture and fixtures and leasehold improvements. Each class of assets is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. As of the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.
Long-lived Assets
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

Revenue Recognition
Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services are recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized upon the identification of an acceptable site and when the lease is signed between the landlord and customer. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.
Unbilled receivables represent direct costs incurred and estimated gross profit on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable, pursuant to contractual terms.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using applicable tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.
Stock Based Compensation
Historically, Old Berliner applied the intrinsic value-based method of accounting prescribed by Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our employee-based stock options plan. As such, compensation expense would be recorded on the date of grant only if the current market price of underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Old Berliner elected to continue to apply the intrinsic value-based method of accounting for its employee-based stock option grants and adopted the disclosure requirements of SFAS No. 123.
During 2004 and through the date of the Acquisition, Old Berliner did not grant any stock options under its plans. During 2003, and 2002, there were 60,000 and 80,000 stock options granted under the Old Berliner plans, respectively. The fair value of the options granted was immaterial; therefore, the proforma net income (loss) would have equaled the amount reported for the years ended December 31, 2004. The holders under Old Berliner’s plans, forfeited all of their stock options 90 days after the Acquisition date due to all of the employees becoming employees of us. There were no stock options granted from the Acquisition to June 30, 2005.
We have adopted the disclosure-only provision of SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123 requires pro forma information to be presented as if we had accounted for the stock options granted during the fiscal periods presented using the fair value method. The fair value for outstanding options granted during the fiscal years ending June 30, 2005, were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 48.6%, expected dividend yield of 0%, risk-free interest rate of 3.88% and an expected life of ten years.

For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options’ vesting period of one to three years.

	Six Months
	Ended		Fiscal Year Ended December 31,
	June 30, 2005	June 30, 2004	2004	2003	2002
Pro forma net income (loss)
Net income (loss) allocable to common shareholders, as reported	$(1,190,584)	$(627,876)	$(836,832)	$5,060,535	$(6,730,213)
Less — Stock-based compensation determined under fair value based method	(12,500)	—	—	—	—

Net income (loss) allocable to common shareholders, proforma	$(1,203,084)	$(627,876)	$(836,832)	$5,060,535	$(6,730,213)

Net income (loss) per share, pro forma	$(0.01)	$(0.03)	$(0.04)	$0.30	$(0.55)
Net income (loss) per share, as reported	$(0.01)	$(0.03)	$(0.04)	$0.30	$(0.55)
On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R was initially effective for us beginning in the first quarter of fiscal 2006. However, due to an SEC extension of the compliance date in April 2005, SFAS No. 123R will now be effective for us beginning July 1, 2006. As such, effective with the our first quarter of fiscal 2007, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should we issue stock options to our employees or non-employee directors. We are in the process of evaluating the impact of the adoption of SFAS No. 123R will have on the consolidated financial statements should we issue any stock options.
3. Accounts Receivable
Accounts receivable at June 30, 2005, and December 31, 2004, and 2003, consist of the following:

	June 30,	December 31,
	2005	2004	2003
Accounts receivable	$4,209,743	$2,788,188	$4,492,837
Unbilled receivables	1,143,140	702,777	1,150,566

	5,352,883	3,490,965	5,643,403
Allowance for doubtful accounts	(91,572)	(106,061)	(147,724)

Total	$5,261,311	$3,384,904	$5,495,679

Unbilled receivables represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the completion of services.
The allowance for doubtful accounts for the years ended December 31, 2002, 2003, 2004, and the six months ended June 30, 2005 consisted of the following:

	Balance	Charged		Balance
	at	to Costs	Recoveries/	at
	Beginning of	and	Deductions/	End of
	Period	Expenses	Write-offs	Period
Year ended December 31, 2002	$137,046	25,390	8,733	$171,169

Year ended December 31, 2003	$171,169	—	(23,445)	$147,724

Year ended December 31, 2004	$147,724	45,636	(87,299)	$106,061

Six months ended June 30, 2005	$106,061	10,000	(24,489)	$91,572

4. Property and Equipment
Fixed assets at June 30, 2005, and December 31, 2004, and 2003, consist of the following:

	June 30,	December 31,
	2005	2004	2003
Automobiles and trucks	$392,143	$239,464	$813,713
Furniture and fixtures	252,361	500,322	276,047
Equipment	1,800,477	1,766,906	1,395,771
Computer equipment and software	81,490	81,490	71,506
Leasehold improvements	118,444	110,131	110,132

	2,644,915	2,698,313	2,667,169
Less accumulated depreciation and amortization	(2,175,060)	(2,140,996)	(1,887,137)

Total	$469,855	$557,317	$780,032

Depreciation and amortization expense on fixed assets for the six months ended June 30, 2005, and 2004 (unaudited), and the years ended December 31, 2004, 2003, and 2002, was $139,220, $180,800, $342,900 and $580,200 and $703,500, respectively.
5. Equity Investments
Currently, we have a minority equity interest in Ad Astra Holdings LP, a Texas limited partnership and Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra (collectively “Paciugo”). During the six months ended June 30, 2005, we recorded an equity loss of $93,982. Our carrying value of our interest in Paciugo as of June 30, 2005, was approximately $102,000 and is included in other assets in the accompanying Balance Sheet as of June 30, 2005.
6. Accrued Liabilities
Accrued liabilities at June 30, 2005, and December 31, 2004, and 2003, consist of the following:

	June 30,	December 31,
	2005	2004	2003
Employee compensation	$192,702	$141,838	$41,171
Constructions costs	1,937,786	975,969	1,862,469
Other	155,401	106,158	32,899

	$2,285,889	$1,223,965	$1,936,539

7. Income Taxes
Income tax (benefit) expense differed from amounts computed by applying the U.S. federal tax rate of 34% to pre-tax loss as a result of the following:

	June 30,	December 31,
	2005	2004	2003
Tax expense (benefit) of statutory rate of 34%	$(407,036)	$(279,028)	$1,864,268
Increase in valuation allowance against deferred tax assets	429,080	305,009	899,512
State income tax expense (benefit), net of federal income tax benefit	(71,112)	(73,860)	(159,333)
Gain on extinguishment of debt	—	—	(2,438,180)
Other, net	42,487	64,039	(122,017)

Income tax (benefit) expense	$(6,581)	$16,160	$44,250

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at June 30, 2005, and December 31, 2004, and 2003, are as follows:

	June 30,	December 31,
	2005	2004	2003
Deferred tax assets
Allowance for doubtful accounts	$36,574	$42,424	$59,090
Reserve for obsolete and slow moving inventory	13,407	6,084	15,102
Net operating loss carryforwards	1,196,527	3,402,205	3,062,334
Excess of financial statement depreciation over tax depreciation	—	—	9,178

Total gross deferred tax assets	1,246,508	3,450,713	3,145,704

Less valuation allowance	1,246,508	3,450,713	3,145,074

Net deferred tax assets	—	—	—

Deferred tax liability — excess of tax depreciation over financial statement depreciation	—	—	—

Net deferred taxes	$—	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
We have net operating loss carryforwards for federal and state income tax purposes of approximately $3.0 million expiring in 2025, which may be applied against future taxable income. As a result of the Acquisition, net operating loss carryforwards of Old Berliner in the amount of approximately $3.4 million were lost and net operating loss carryforwards of Novo of approximately $800,000 were retained, resulting in a reduction in the valuation allowance on deferred tax assets of approximately $2.6 million.
8. Revolving Credit Facility
In March of 2005, we renewed our revolving credit facility, which provides for borrowings up to $1,250,000. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%) (as of June 30, 2005, the prime rate was 5.25%.)
The credit facility is secured by substantially all our assets and the balance outstanding at June 30, 2005, December 31, 2004, and 2003, was $493,800, $344,600, and $436,000, respectively. The revolving credit facility is for a period of one year with the ability to renew for an additional one-year term.

9. Long-term Debt
Long-term debt consisted of the following at June 30, 2005, and December 31, 2004, and 2003:

	June 30,	December 31,
	2005	2004	2003
Loans payable to financing companies, payable in monthly installments of $2,656, interest at -0-% and 7.99% annually, due May, 2008 through November, 2011, secured by automobilies	$106,403	$114,354	$78,778

Notes payable to Greenhill Capital Partners LP and PWIBD Partners LP issued in 2003, payable in quarterly installments $80,500, bearing interest from 0% to 6%, maturing in September 2006	563,503	724,502	885,500

	669,906	838,856	964,278

Less current maturities	(425,964)	(434,372)	(339,513)

	$243,942	$404,484	$624,765

Aggregate maturities of long-term debt are as follows:

June 30,
2006	$425,964
2007	187,825
2008	28,159
2009	17,068
2010	10,329
Thereafter	561

$38,669,906

10. Capitalized Leases
We have entered into capital leases for certain automobiles and trucks that we previously owned. As of June 30, 2005, and December 31, 2004, and 2003, the total cost of the vehicles leased was $405,600, $329,300, and $356,100, respectively, and the accumulated depreciation was $309,600, $194,500, and $128,700, respectively.
The following is a schedule by years of future minimum lease payments under capital leases of June 30, 2005:

2006	$44,348
2007	12,484

56,832
Amounts representing interest	(7,168)

Future minimum lease payments	$49,664

11. Commitments and Contingencies
Operating Leases
We lease office and warehouse space under operating leases. Rent expense for the six months ended June 30, 2005, and June 30, 2004 (unaudited), and the years ended December 31 2004, 2003, and 2002, was $237,000, $197,400, $440,700, $483,500, and $578,400, respectively.
Minimum future amounts due under operating leases are as follows:

June 30,
2006	$427,492
2007	323,830
2008	297,336
2009	37,671

$1,086,329

Legal Proceedings
We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.
12. Employee Benefit Plan
Subsequent to the Acquisition, both Novo and Old Berliner maintains defined contribution plans under Section 401(k) of the Internal Revenue Code. Under the plans, employees may elect to defer a percentage of their salary, subject to defined limitations. Both entities retain the right to provide for a discretionary matching contribution in addition to discretionary contributions based upon participants’ salaries. We made matching contributions to the participants’ in its plan from the Acquisition date to June 30, 2005 of approximately $2,200. Old Berliner did not make any matching contributions to its plan in the six months ended June 30, 2005, and the years ended December 31, 2004, 2003 and 2002.
13. Concentration of Credit Risk
As of and for the six months ended June 30, 2005, six customers accounted for approximately 86% of revenues and 85% of accounts receivable. Of those customers, five of them individually represented greater than 5% of revenues, and three of them represented greater than 10% of revenues. During the six months ended June 30, 2005, Nextel Communications, Inc. (“Nextel”) represented approximately 26%, T-Mobile USA, Inc. (“T-Mobile”) represented approximately 25%, Sprint Corp. (“Sprint”) represented approximately 19% and General Dynamics Corp. (“General Dynamics”) represented approximately 10% of revenues.
As of and for the six months ended June 30, 2004, six customers accounted for approximately 87% of revenues and 90% of accounts receivable. Of those customers, six of them individually represented greater than 5% of revenues, and three of them represented greater than 10% of revenues. During the six months ended June 30, 2004, T-Mobile represented approximately 43%, Sprint represented approximately 13%, Nextel represented approximately 11% and General Dynamics Corp. represented approximately 9% of revenues.
As of and for the year ended December 31,2004, six customers accounted for approximately 87% of revenues and 88% of accounts receivable. Of those customers, six of them individually represented greater than 5% of revenues, and four of them represented greater than 10% of revenues. During the year ended December 31, 2004, T-Mobile represented approximately 32%, Nextel represented approximately 18%, Sprint represented approximately 13% and General Dynamics represented approximately 12% of revenues.
As of and for the year ended December 31, 2003, four customers accounted for approximately 83% of revenues, each of which individually represented greater than 10% of such total of such total, and 73% of accounts receivable. In 2003, Bechtel Corp. represented approximately 32%, Sprint represented approximately 22%, T-Mobile represented approximately 14% and Nextel represented approximately 12% of revenues.

As of and for the year ended December 31, 2002, five customers accounted for approximately 89% of revenues and 90% of accounts receivable. Of those customers, five of them individually represented greater than 5% of revenues, and four of them represented greater than 10% of revenues. In 2002, Bechtel and Sprint represented approximately 22% each, Nextel represented approximately 21%, Lucent Technologies, Inc. represented approximately 17% and T-Mobile represented approximately 8% of revenues.
14. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payment to RBI in an amount equal to $51,600, $45,600, $86,000, $38,600, and none during the six months ended June 30, 2005, and 2004 ( unaudited), and the years ended December 31, 2004 2003, and 2002, respectively. A current and a former senior executive officer of us own RBI equally.
15. Gain on Extinguishment of Debt
In 2003, Old Berliner signed a standstill voting and termination agreement whereby it and its Series A Preferred Stockholders agreed to exchange their existing securities for cash, promissory notes and shares of common stock. The holders of the Old Berliner’s Series A Preferred Stock received in exchange for 110,000 shares of Series A Preferred Stock and warrants to purchase 1,100,000 shares of Old Berliner common stock the following: cash of $800,000, promissory notes of $966,000 and 8,089,729 shares of Old Berliner common stock. This transaction resulted in the recording of approximately $7.2 million gain on the extinguishment of the debt.
16. Stockholders’ Equity
As of June 30, 2005, pursuant to the Amendment to our Amended and Restated Certificate of Incorporation dated November 13, 2000, we are authorized to issue 225,000,000 shares, consisting of (i) 200,000,000 shares of common stock, par value $0.00002 per share, and (ii) 25,000,000 shares of preferred stock, par value $0.00002 per share. On September 16, 2005, we filed two amendments to our certificate of incorporation to increase the number of authorized shares to 6,600,000,000 shares, consisting of (i) 6,000,000,000 shares of common stock, par value $0.00002 per share, and (ii) 600,000,000 shares of preferred stock, par value $0.00002 per share and to effect a reverse stock split of one share for every 300 shares of common stock (see Note 17 – Subsequent Event).
Preferred Stock
Our Board of Directors is authorized to establish and designate series of preferred stock, to fix the number of shares constituting each series, and to fix the designations and the preferences, limitations, and relative rights, including voting rights, of the shares of each series. As of June 30, 2005, our Board of Directors had five series of preferred stock consisting of the following:
Series A Convertible Preferred Stock ($.00002 par value, 5,000 shares authorized, 0 shares issued and outstanding at June 30, 2005). Holders of Series A Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series A Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to our stockholders.
Series B Convertible Preferred Stock ($.00002 par value, 25,000 shares authorized, 4,500 shares issued and outstanding at June 30, 2005). Holders of Series B Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series B Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to our stockholders under the same terms as the holders of any outstanding shares of Series A Convertible Preferred Stock.
Series C Convertible Preferred Stock ($.00002 par value, 30,000 shares authorized, 0 shares issued and outstanding at June 30, 2005). Holders of Series C Convertible Preferred Stock are not entitled to vote, except as provided by law and are not entitled to receive any dividends. In the event of liquidation, holders of Series C Convertible Preferred Stock are entitled to receive $1,000 per share out of the assets available for distribution to our stockholders under the same terms as the holders of any outstanding shares of Series A and Series B Convertible Preferred Stock.
Series D Convertible Preferred Stock (50,000 shares authorized, 9,473 shares issued and outstanding at June 30, 2005). The par value of shares of Series D Convertible Preferred Stock is $0.00002 with a liquidation value of

$1,000 per share. Holders of Series D Convertible Preferred Stock are entitled to vote on all matters to be voted on by our stockholders. Each share of Series D Convertible Preferred Stock shall have one vote for each share of common stock into which it may be converted.
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
Series E Convertible Preferred Stock (5,000,000 shares authorized, 3,913,669 shares issued and outstanding at June 30, 2005). The par value of shares of Series E Convertible Preferred Stock is $0.00002 with a liquidation value of $0.26 per share. Holders of Series E Convertible Preferred Stock are entitled to vote on all matters to be voted on by our stockholders. Each share of Series E Convertible Preferred Stock shall have one vote for each share of common stock into which it may be converted.
Stock Options
At June 30, 2005, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (“the 1999 Plan”) and the 2001 Equity Incentive Plan (“the 2001 Plan”), collectively (the “Plans”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”
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
The holders under Old Berliner’s plans, forfeited all of their stock options 90 days after the Acquisition due to all of the employees becoming employees of us.
The following table represents stock options under our Plans as of June 30, 2005:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at February 18, 2005	—		—		—

Existing Novo options	5,377,051	$4.63	1,960,000	$5.97	5,611,074	$22.62
Options granted at fair value value	—		—		—
Options exercised	—		—		—
Options cancelled	—		—		—

Outstanding at June 30, 2005	5,377,051	$4.63	1,960,000	$5.97	5,611,074	$22.62

Exercisable at June 30, 2005	5,377,051	$4.63	1,960,000	$5.97	5,611,074	$22.62

At June 30, 2005, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
					Weighted	Weighted
				Number	Average	Average
	Option Price			of	Exercise	Remaining
	Range			Shares	Price	Contractual Life
2001 Plan			$4.63	5,377,051	$4.63	5.54 years

1999 Plan	$0.03	to	$0.06	1,300,000	$0.05	8.15 years
	$5.01	to	$10.00	350,000	$10.00	4.25 years
	$15.01	to	$20.00	60,000	$16.88	5.00 years
	$25.01	to	$30.00	250,000	$28.50	4.71 years

Non-Plan	$10.01	to	$15.00	191,574	$12.00	4.71 years
	$20.01	to	$25.00	5,419,500	$23.00	4.75 years
Outstanding Warrants and Options Issued in Connection with the iGlobal Acquisition
In connection with the iGlobal acquisition on March 10, 2000, Novo issued 139,378 warrants to purchase shares of our common stock to holders of iGlobal warrants. The warrants had exercise prices of $0.01384 and $9.6899 and expire from 2004 through 2006. As of June 30, 2005, we have outstanding warrants of 38,700 at an exercise price of $0.01384 remaining that expire in November of 2005.
17. Subsequent Event
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stock holders of all of our Series D Preferred Stock and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock that was filed with the Delaware Secretary of State on September 16, 2005,as follows:
▪	To increase the aggregate number of shares that we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will he shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock;

▪	To change our name from Novo Networks, Inc. to Berliner Communications, Inc.;

▪	To amend the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to reduce the conversion price of the Series B Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Convertible Preferred Stock to 321,015,546 (in the quarter ended September 30, 2005, we will record a deemed dividend of approximately $2.9 million due to the reduction in the conversion price);

▪	To amend the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock to reduce the conversion price of the Series D Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Convertible Preferred Stock to 675,773,394 (in the quarter ended September 30, 2005, we will record a deemed dividend of approximately $6.1 million due to the reduction in the conversion price);

▪	To provide that, upon the filing of the Certificate of Amendment, all shares of the Series B Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock will be automatically converted into Common Stock;

▪	To effect a 1:300 reverse stock split, such that the outstanding shares of Common Stock and Convertible

Preferred Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock (which has been retroactively reflected in the accompanying Balance Sheet); and

▪	To amend the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.

18. Unaudited Quarterly Results of Operations
The following tables present unaudited summary data relating to our results of operations for each quarter of the six months ended June 30, 2005 and the years ended December 31, 2004, 2003, and 2002:

	For the Six Months Ended June 30, 2005
	First Quarter	Second Quarter	Total
	(unaudited)
Revenues	$3,750,688	$6,445,582	$10,196,270
Gross margin	$954,481	$1,902,619	$2,857,099
Loss from operations before other (income) expense	$(916,371)	$(173,912)	$(1,090,283)
Net loss	$(946,907)	$(243,678)	$(1,190,584)
Net loss allocable to common shareholders	$(946,907)	$(243,678)	$(1,190,584)

	For the Fiscal Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$3,579,826	$3,915,747	$3,838,201	$3,952,130	$15,285,904
Gross margin	$1,261,964	$1,306,968	$1,601,248	$1,510,885	$5,681,065
Loss from operations before other (income) expense	$(363,116)	$(84,073)	$(8,493)	$(319,816)	$(775,498)
Net loss	$(374,183)	$(101,069)	$(20,957)	$(340,623)	$(836,832)
Net loss allocable to common shareholders	$(374,183)	$(101,069)	$(20,957)	$(340,623)	$(836,832)

	For the Fiscal Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$3,432,491	$4,283,079	$5,148,922	$5,091,342	$17,955,834
Gross margin	$876,565	$1,111,685	$1,314,858	$1,554,057	$4,857,165
Loss from operations before other (income) expense	$(698,558)	$(284,910)	$(244,279)	$(438,883)	$(1,666,630)
Net income (loss)	$(648,866)	$(465,568)	$(335,747)	$6,889,071	$5,438,890
Net loss allocable to common shareholders	$(1,054,721)	$(465,568)	$(335,747)	$6,916,571	$5,060,535

3. Exhibits

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
2.1	Proposed Disclosure Statement with respect to the Joint Plan by AxisTel Communications, Inc., its Affiliated Debtors and Novo Networks, Inc. dated December 31, 2001	10-Q	2/14/02	2.1

2.2	Joint Plan of Liquidation by and between AxisTel Communications, Inc., Novo Networks Global Services, Inc., Novo Networks, International Services, Inc., e.Volve, Technology Group, Inc., Novo Networks Operating Corp., Novo Networks Metro services, Inc., and Novo Networks, Inc. dated December 31, 2001	10-Q	2/14/02	2.2

3.1	Amended and Restated Certificate of Incorporation of eVentures Group, Inc.				X

3.2	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 13, 2000.				X

3.3	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 11, 2000.				X

3.4	Certificate of Amendment, dated September 16, 2005, to the Restated Certificate of Incorporation				X

3.5	Certificate of Amendment, dated September 16, 2005, to the Restated Certificate of Incorporation				X

3.6	Amended and Restated By-Laws of eVentures Group, Inc.				X

10.01	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Daniel J. Wilson. (compensatory agreement)	10-Q	5/15/2000	10.6

10.02	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Chad E. Coben. (compensatory agreement).	10-Q	5/15/2000	10.8

10.03	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement).	10-Q	5/15/2000	10.10

10.04	Stock Option Agreement, dated as of April 17, 2000 between eVentures Group, Inc. and Susie C. Holliday. (compensatory agreement).	10-Q	5/15/2000	10.14

A-1

EXHIBIT						FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE				HEREWITH
		FORM	DATE	NUMBER
10.05	Amendment to Non-Qualified Stock Option Agreement between eVentures Group, Inc. and Susie C. Holliday, dated October 2, 2000.	10-Q	11/14/2000	10.7

10.06	Common Stock Subscription Agreement, dated as of April 4, 2000, by and among eVentures Group, Inc. and the signatories thereto.	10-Q	5/15/2000	10.15

10.07A	Form of New Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.49	A

10.07B	Schedule of Parties to New Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.49	B

10.08A	Form of Incumbent Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.50	A

10.08B	Schedule of Parties to Incumbent Directors and Officers Indemnification Agreement.	10-K	9/28/2000	10.50	B

10.09	2001 Equity Incentive Plan	10-Q	5/15/2000	10.1

10.10A	Employment Agreement, dated as of March 10, 2000, between IGS Acquisition Corporation and Patrick G. Mackey. (compensatory agreement)	10-K	9/28/2001	10.42

10.10B	Amendment No. 1 to Employment Agreement between eVentures Group, Inc. and Patrick G. Mackey, dated as of September 25, 2000.	10-K	9/28/2001	10.42

10.10C	Amendment No. 2 to Employment Agreement between Novo Networks, Inc. and Patrick G. Mackey, dated as of January 10, 2001.	10-K	9/28/2001	10.42

10.11	Purchase Agreement by and among Novo Networks, Inc., Paciugo Management LLC, Ad Astra Holdings LP, Ugo Ginatta, Cristiana Ginatta and Vincent Ginatta	8-K	1/03/03	10.1

10.12	Nonqualified Stock Option Agreement between the Registrant and Barrett N. Wissman	10-Q	5/15/03	10.1

10.13	Nonqualified Stock Option Agreement between the Registrant and Steven W. Caple	10-Q	5/15/03	10.2

10.14	Nonqualified Stock Option Agreement between the Registrant and Jan Robert Horsfall	10-Q	5/15/03	10.3

10.15	Nonqualified Stock Option Agreement between the Registrant and John Stevens Robling	10-Q	5/15/03	10.4

A-2

EXHIBIT					FILED
NUMBER	DESCRIPTION	INCORPORATED BY REFERENCE			HEREWITH
		FORM	DATE	NUMBER
10.16	Nonqualified Stock Option Agreement between the Registrant and Russell W. Beiersdorf	10-Q	5/15/03	10.5

10.17	Nonqualified Stock Option Agreement between the Registrant and Patrick Mackey	10-Q	5/15/03	10.6

10.18	Nonqualified Stock Option Agreement between the Registrant and Susie C. Holliday	10-Q	5/15/03	10.7

10.19	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and Barrett N. Wissman	10-Q	5/17/07	10.1

10.20	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and John Stevens Robling, Jr.	10-Q	5/17/04	10.2

10.21	Non-Qualified Stock Option Agreement dated February 27, 2004 between Novo Networks, Inc. and Russell W. Beiersdorf	10-Q	5/17/04	10.3

21.1	Subsidiaries of Novo Networks, Inc.				X

23.1	Consent of BDO Seidman, LLP				X

23.2	Consent of Grant Thornton LLP				X

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

A-3