Form 10-Q
period 2005-09-30
BERLINER COMMUNICATIONS INC
filed 2005-11-14
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(201) 791-3200
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
On November 14, 2005, 17,034,857 shares of the registrant’s common stock, $.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$454,010	$402,432
Accounts receivable, net of allowance for doubtful accounts of $135,821 at September 30, 2005 and $91,572 at June 30, 2005	7,354,138	5,261,311
Inventories	480,517	506,615
Prepaid expenses and other current assets	420,675	516,842

	8,709,340	6,687,200

LONG-TERM ASSETS
Property and equipment, net	519,310	469,855
Other assets	254,122	359,139

	$9,482,772	$7,516,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABLILITIES
Line of credit	$546,340	$493,824
Current portion of long-term debt	513,436	425,964
Current portion of capital lease obligations	34,962	39,596
Accounts payable	2,937,986	2,209,775
Accrued liabilities	3,248,143	2,285,889

	7,280,867	5,455,048

LONG-TERM LIABILITIES
Long-term debt, net of current portion	113,319	243,942
Long-term capital lease obligations, net of current portion	19,940	10,068

	133,259	254,010

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	79
Common stock	341	13
Additional paid-in capital	12,922,080	12,922,329
Accumulated deficit	(10,853,775)	(11,115,285)

	2,068,646	1,807,136

	$9,482,772	$7,516,194

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$8,657,365	$3,838,201
Costs of revenues	6,217,550	2,236,953

Gross margin	2,439,815	1,601,248

Selling, general and administrative expenses	2,043,747	1,523,466
Depreciation and amortization	61,136	82,721
(Gain) loss on sale of fixed assets	(250)	3,552

Income (loss) from operations	335,182	(8,491)

Other (income) expense
Interest expense	9,571	13,011
Interest income	(2,846)	(546)
Loss in equity of investments	65,747	—
Other	400	—

Income (loss) before income taxes	262,310	(20,956)

Income tax expense	800	9,000

Net income (loss)	$261,510	$(29,956)

Deemed Series B and D preferred dividends	19,935,779	—

Net loss allocable to common shareholders	$(19,674,269)	$(29,956)

Net loss per share — basic and diluted	$(5.90)	$(0.44)

Weighted average number of shares outstanding — basic and diluted	3,335,393	67,414

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$261,510	$(29,956)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	61,136	82,721
Loss in equity of investments	65,747	—
Bad debt expense	44,186	42,190
(Gain) loss on sale of fixed assets	(250)	3,552
Changes in operating assets and liabilities
Accounts receivable	(2,137,012)	440,188
Inventories	26,097	24,111
Prepaid expenses and other current assets	96,167	(97)
Other assets	39,270	—
Accounts payable	728,211	(397,377)
Accrued liabilities	962,254	(80,336)

Net cash provided by operating activities	147,316	84,996

Cash flow from investing activities
Purchase of property and equipment	(110,592)	(10,788)
Proceeds from the sale of property and equipment	250	1,000

Net cash used in investing activities	(110,342)	(9,788)

Cash flows from financing activities
Proceeds from line of credit	798,011	671,460
Proceeds from long-term debt	44,033	—
Proceeds from capital leases	17,370	—
Repayment of line of credit	(745,496)	(698,633)
Repayment of long-term debt	(87,185)	(3,700)
Repayment of capital leases	(12,129)	(21,005)

Net cash provided by (used in) financing activities	14,604	(51,878)

Net increase in cash and cash equivalents	51,578	23,330
Cash and cash equivalents at beginning of period	402,432	211,162

Cash and cash equivalents at end of period	$454,010	$234,492

Supplemental disclosure of cash flow information
Interest paid	$9,571	$13,009

Income taxes paid	$800	$1,706

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	25,000,000 shares authorized;		200,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2005	3,927,642	79	666,667	$13	$12,922,329	$(11,115,285)	$1,807,136

Deemed dividend in the conversion of the Series B and Series D Convertible					19,915,843
Preferred Stock	(13,973)	—	996,788,940	19,936	(19,935,779)	—	—

Conversion of Series E Convertible Preferred Stock	(3,913,669)	(79)	3,913,668,046	78,273	(78,194)	—	—

Reverse stock split of one share for every 300 shares on September 30, 2005	—	—	(4,894,088,796)	(97,881)	97,881	—	—

Net income						261,510	261,510

Balance at September 30, 2005	—	$—	17,034,857	$341	$12,922,080	$(10,853,775)	$2,068,646

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. History and Description of Business
Berliner Communications, Inc. (“Berliner”, “we”, “us” and “our”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”) and on September 16, 2005, Novo changed its name to Berliner Communications, Inc.
On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc. (“ Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and our wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Old Berliner.
Founded in 1995, Old Berliner originally provided wireless carriers with comprehensive real estate site acquisition and zoning services. Over the course of the following 10 years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carries on the historical operations of Old Berliner. Unless otherwise specified or otherwise clear from the context, each reference to we, us, or BCI in this Quarterly Report will be deemed to be a reference to both us and the historical operations and activities of Old Berliner prior to February 18, 2005.
2. Basis of Presentation
Since the Acquisition was settled through the issuance of a controlling interest in Novo’s Common Stock, Old Berliner is deemed to be the acquirer for accounting purposes and adopted the accounting year end of June 30. Furthermore, since Novo was deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner.
The accompanying consolidated financial statements as of September 30, 2005, and for the three months ended September 30, 2005, and 2004, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated Statement of Operations for the three months ended September 30, 2004 is that of Old Berliner. In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and the historical consolidated financial statements of Berliner Communications included in our Form 8-K/A, which was filed on May 9, 2005.
3. Accounting Policies
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates being made include the allowance for doubtful accounts and percentage of completion of construction projects. Actual results could differ from those estimates.
Revenue Recognition. Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services are recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized upon the identification of an acceptable site and when the lease is signed between the landlord and customer. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.
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
Income (Loss) Per Share. We calculate earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.
Earnings per share in the accompanying Statement of Operations is computed based upon recapitalization accounting. Therefore, the weighted number of common shares utilized in the earnings per share computation for the quarter ended September 30, 2005, and 2004, was 3,335,393 and 67,414, respectively, and takes into account the deemed preferred stock dividends and reverse stock split referred in Note 8 below.
Stock-based Compensation. In December of 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS No. 123(R) in the first quarter of fiscal 2006, which ends on September 30, 2005. The adoption of SFAS No. 123(R) did not have a significant impact on our overall results of operations or financial position.
4. Accounts Receivable
Accounts receivable at September 30, 2005, and June 30, 2005, consist of the following:

	September 30,	June 30,
	2005	2005
	(Unaudited)
Accounts receivable	$6,019,651	$4,209,743
Unbilled receivables	1,470,308	1,143,140

	7,489,959	5,352,883
Allowance for doubtful accounts	(135,821)	(91,572)

Total	$7,354,138	$5,261,311

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.
For the three months ended September 30, 2005, we derived 82% of our total revenues from our six largest customers. Of those customers, five of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period. In the three months ended September 30, 2005, Nextel Communications, Inc. represented approximately 16%, T-Mobile USA, Inc. represented 19%, Sprint Corporation represented 23% and General Dynamics represented 10%.

5. Inventories
Inventories, which consist mainly of raw materials, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
6. Accrued Liabilities
Accrued liabilities at September 30, 2005, and June 30, 2005, consist of the following:

	September 30,	June 30,
	2005	2005
	(Unaudited)
Employee compensation	$329,649	$192,702
Constructions costs	2,809,073	1,937,786
Other	109,421	155,401

	$3,248,143	$2,285,889

7. Revolving Credit Facility
In March of 2005, BCI renewed its revolving credit facility with Presidential Corporation of Delaware Valley (“Presidential”), which provides for borrowings up to $1,250,000. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%) (as of September 30, 2005, the prime rate was 6.75%.)
The credit facility is secured by all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility and the balance outstanding at September 30, 2005, was approximately $546,300, and was $493,800 at June 30, 2005. The revolving credit facility is for a period of one year with the ability to renew for an additional one-year term.
8. Recapitalization of Berliner Communications
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stock, holders of all of our Series D Preferred Stock and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock that was filed with the Delaware Secretary of State on September 16, 2005, as follows:
•	To increase the aggregate number of shares that we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will be shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock;

•	To change our name from Novo Networks, Inc. to Berliner Communications, Inc.;

•	To amend the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to reduce the conversion price of the Series B Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Convertible Preferred Stock to 321,015,546 (in the quarter ended September 30, 2005, we recorded a deemed dividend of approximately $6.4 million due to the reduction in the conversion price that appears on the accompanying Consolidated Statement of Operations in computing the net loss allocable to common shareholders);

•	To amend the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock to reduce the conversion price of the Series D Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Convertible Preferred Stock to 675,773,394 (in the quarter ended September

30, 2005, we recorded a deemed dividend of approximately $13.5 million due to the reduction in the conversion price that appears on the accompanying Consolidated Statement of Operations in computing the net loss allocable to common shareholders);

•	To provide that, upon the filing of the Certificate of Amendment, all shares of the Series B Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock will be automatically converted into Common Stock;

•	To effect a 1:300 reverse stock split, such that the outstanding shares of Common Stock and Convertible Preferred Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock (which has been retroactively reflected in the accompanying Balance Sheet); and

•	To amend the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.
The deemed dividend on the Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred holders as of the date of the Voting Agreement over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount is deemed to represent a return to the preferred holders and therefore, is treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.
9. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payment to RBI in an amount equal to $25,200 and $23,800 during the three months ended September 30, 2005, and 2004, respectively. RBI is owned by a current and a former senior executive officer.
10. Legal Proceedings
We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Certain information included in this Quarterly Report on Form 10-Q and in other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Quarterly Report should only be read in context described under “Forward-Looking Statements and Risk Factors” below.
Forward-Looking Statements
“Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Quarterly Report include, without limitation, the following:
Statements concerning our financial condition and strategic direction:
•	our financial condition and strategic direction;

•	our ability to continue as a going concern;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential generation of future revenues;

•	BCI’s ability to adequately staff its service offerings;

•	opportunities for BCI from new and emerging wireless technologies;

•	our discussions with Presidential, or some other lender, to obtain additional financing;

•	our growth strategy for BCI;

•	trends in the wireless telecommunications industry;

•	key drivers of change in BCI’s business;

•	BCI’s position in the wireless telecommunications industry;

•	BCI’s competitive position; and

•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.
It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
•	risks inherent in our ability to continue as a going concern;

•	risks associated with competition in the wireless telecommunications sector we entered with the acquisition of the Berliner Assets;

•	risks associated with our ability to monetize or capitalize on our interest in Paciugo;

•	risks that we will not be able to generate positive cash flow with the acquisition of the Berliner Assets;

•	BCI’s function as an early stage company;

•	risk that we may not be able to obtain additional financing from Presidential or any other lender;

•	risks associated with Old Berliner’s history of losses;

•	risks related to a concentration in revenues from a small number of customers;

•	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

•	risks that BCI will be unable to adequately staff its service offerings.
This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report, respectively.
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
To progress beyond an early stage company, we will need to do the following:
•	adapt and successfully execute an evolving and unpredictable business model;

•	attract necessary working capital;

•	establish, train and manage a larger and more productive workforce;

•	develop meaningful customer and vendor relationships;

•	provide services that consistently meet customer demands in a rapidly evolving industry;

•	implement and improve operational, financial and management systems and processes;

•	respond effectively to competitive developments; and

•	otherwise manage and adapt to changing operations.
As a result, our prospects, must be considered in light of the many risks, expenses, delays and difficulties encountered by companies in their early stages of development. It is important to note that the growth we seek is extremely rare.
We may need additional financing, almost immediately, to grow our business.
Although the Acquisition resulted in gaining our access to certain additional sources of funds, it may not be enough for us to pursue our business strategy on a long-term basis. We may elect to seek additional working capital. To the extent we are unable to increase our working capital assets, our growth, and potentially our viability, could be jeopardized.
Old Berliner has a history of losses and we anticipate that our combined operations will generate losses in the short term.
With the exception of a one-time gain on the extinguishment of debt, Old Berliner has incurred net losses for the years ended December 31, 2002, 2003, and 2004. Old Berliner incurred a net loss in 2002 in the amount of $5.1 million. Old Berliner did have net income of $5.4 million for the year ended December 31, 2003, but it resulted from a gain on the extinguishment of a debt of $7.2 million. For the year ended December 31, 2004, Old Berliner incurred a loss of $836,800 and we incurred a net loss of $1.2 million for the six months ended June 30, 2005. When combined with our operations, we could experience even greater losses. Among other things, our status as a public company will increase significantly the operating costs to be borne by us. We anticipate that our combined businesses will generate operating losses until we are successful in generating significant additional revenues to support our level of operating expenses. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase, perhaps materially, in the future.
If the percentage of our revenues derived from construction-related activities increases, our gross margins may suffer.
Old Berliner has historically earned lower relative gross margins on engineering and construction-related activities. It typically performs its own network design-related, site acquisition-related services and hires subcontractors to perform engineering and construction services under its direct management. Subcontracted work generally carries lower profit margins than self- performed work. If the proportion of construction-related services we deliver increases, then our gross margins and net income may suffer.
In any given year, we derive a significant portion of our revenues from a limited number of projects, and, if we are unable to replace such jobs upon completion, we would have a significant decrease in our revenues, which would negatively impact our operating results.
Old Berliner has derived, and we believe that we will continue to derive, a significant portion of revenues in any given year from a limited number of projects. As these projects wind down to completion, we must replace such jobs with new projects. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results.
We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.
For the three months ended September 30, 2005, we derived 82% of our total revenues from our six largest customers. For the six months ended June 30, 2005, we derived 86% of our total revenues from our six largest customers. For the years ended December 31, 2004, and 2003, Old Berliner derived 87% and 83%, respectively, of its total revenues from its six and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
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
We frequently perform services for smaller or development-stage customers that carry a higher degree of financial risk for us. Our customers have been and may continue to be impacted by the tightening of available credit and the general economic slowdown. As a result of such conditions, our customers may be unable to pay, or may delay payment, for services performed by us. If we are not able to collect amounts owed to us by our customers, we may be required to write off significant accounts receivable and recognize bad debt expense. Our operating results may be materially harmed if we are not able to collect amounts due from our customers.
New technologies may reduce the demand for our services.
The technology relating to the wireless industry changes rapidly. If technologies develop that compete with current technologies, but do not require the services we provide, our revenues could decrease and we could cease to be commercially viable.
Further delays in the adoption and deployment of next generation wireless networks could negatively affect the demand for our services and our ability to grow our revenues.
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

We bear the risk of cost overruns in some of our contracts.
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
If we guarantee the timely completion or performance standard of a project, we could incur significant, additional costs.
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
We may experience significant fluctuations in our quarterly results as a result of uncertainties relating to our ability to generate additional revenues, manage expenditures and other factors, certain of which are outside of our control.
The quarterly and annual operating results of Old Berliner have varied considerably in the past, and our operating results are likely to do so as well, due to a number of factors, including, without limitation, those listed in this section. Many of these factors are outside our control and include, without limitation, the following:
•	financing provided to potential customers;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the availability of equipment to deploy new technologies, such a 3G and broadband;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

•	telecommunications market conditions and economic generally.
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
Historically, purchases of Old Berliner’s services by customers often entailed a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. We may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand its customer base. As a result of lengthy sales cycles, we expect to continue to incur relatively high costs to generate new business.

Summary of Operating Results
Since we were a shell company prior to the Acquisition, purchase accounting has not been applied and the transaction is being accounted for as a recapitalization of Berliner Communications.
The table below summarizes our operating results.

	Three months ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$8,657,365	$3,838,201
Costs of revenues	6,217,550	2,236,953

Gross margin	2,439,815	1,601,248

Selling, general and administrative expenses	2,043,747	1,523,466
Depreciation and amortization	61,136	82,721
(Gain) loss on sale of fixed assets	(250)	3,552

Income (loss) from operations	335,182	(8,491)

Other (income) expense
Interest expense	9,571	13,011
Interest income	(2,846)	(546)
Loss in equity of investments	65,747	—
Other	400	—

Income (loss) before income taxes	262,310	(20,956)

Income tax expense	800	9,000

Net income (loss)	$261,510	$(29,956)

Deemed Series B and D preferred dividends	19,935,779	—

Net loss allocable to common shareholders	$(19,674,269)	$(29,956)

Net loss per share — basic and diluted	$(5.90)	$(0.44)

Weighted average number of shares outstanding — basic and diluted	3,335,393	67,414

Three months ended September 30, 2005, Compared to Three months ended September 30, 2004
Since the Acquisition is being accounted for as a recapitalization of Old Berliner, the following discussion is based upon the operations of us for the three months ended September 30, 2005, as compared to the historical operations for Old Berliner for the three months ended September 30, 2004. Accordingly, no distinction is made between us, Berliner Communications and BCI for the purposes of following period to period comparison.
Revenues. We had revenues of $8.7 million for the three months ended September 30, 2005, versus $3.8 million for the three months ended September 30, 2004. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 81% and 66% in the three months ended September 30, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 8% and 26% in both of the three months ended September 30, 2005, and

2004, respectively. Revenues from radio frequency engineering accounted for approximately 3% and 5% in the three months ended September 30, 2005, and 2004, respectively. The increase in revenues in the three months ended September 30, 2005, versus the three months ended September 30, 2004, is due to increased spending from our customers in infrastructure and equipment construction including modifications to existing installations in order to improve their networks in preparation for future offerings of video and music offset by reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues were $6.2 million for the three months ended September 30, 2005, versus $2.2 million for the three months ended September 30, 2004.
Gross Margin. Our gross margin for the three months ended September 30, 2005, was $2.4 million as compared to $1.6 million or for the three months ended September 30, 2004. The decrease in gross margin as a percentage of revenues of approximately 14% can be attributed to the shift in the type of revenues generated in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which do not generate as high of gross margins as new construction contracts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 34% during three months ended September 30, 2005, to $2.0 million from $1.5 million in the three months ended September 30, 2004. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing. The public company expenses were comprised mainly of wages and benefits, legal and professional fees and business insurance.
Selling, general and administrative expenses for the three months ended September 30, 2005, consisted primarily of approximately (i) $1.3 million of salaries and benefits, (ii) $90,000 of legal and professional fees, (iii) $178,600 of business insurance, (iv) $136,800 of office rents, (v) $88,500 of travel and entertainment, (vi) $131,500 of office expenses including telephone and utilities and (vii) $154,200 of other general operating expenses. Selling, general and administrative expenses for the three months ended September 30, 2004, consisted primarily of approximately (i) $876,300 million of salaries and benefits, (ii) $43,900 of legal and professional fees, (iii) $116,500 of business insurance, (iv) $131,100 of office rents, (v) $58,300 of travel and entertainment, (vi) $90,600 of office expenses including telephone and utilities and (vii) $206,900 of other general operating expenses. We anticipate that selling, general and administrative expenses will remain constant during our second quarter of fiscal 2006.
Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended September 30, 2005, totaled approximately $61,100, as compared to approximately $82,700 for three months ended September 30, 2004.
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
Income Taxes. At June 30, 2005, we have net operating loss carryforwards for federal and state income tax purposes of approximately $3.0 million expiring in 2025, which may be applied against future taxable income. As a result of the Acquisition, net operating loss carryforwards of Old Berliner in the amount of approximately $3.4 million were lost and net operating loss carryforwards of Novo of approximately $800,000 were retained, resulting in a reduction in the valuation allowance of approximately $2.6 million.
Liquidity and Capital Resources
At September 30, 2005, we had consolidated current assets of approximately $8.7 million, including, without limitation, cash and cash equivalents of approximately $454,000 and net working capital of approximately $1.5 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that private placements of common and preferred stock will be available in the near term. Principal uses of cash during the three months ended September 30, 2005, have been to fund (i) working capital requirements; (ii) capital expenditures; and (iii) reductions in debt.
On March 17, 2005, we concluded negotiations with Presidential Corporation of Delaware Valley (“Presidential”) regarding the establishment of a credit facility for BCI. A total of $1,250,000 in financing is available under the agreement with Presidential and approximately $546,300 was outstanding as of September 30, 2005. Presidential has a security interest on all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility. As of November 8, 2005, we had outstanding borrowings against the agreement with Presidential of approximately $258,000.
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
We currently anticipate that any revenues in the future will be generated by the business operations of BCI, as the operations of our former operating subsidiaries have been terminated, and Paciugo cannot be expected to generate any cash flow or return on our investment since it has incurred losses since the acquisition of our ownership interest. As of September 30, 2005, our backlog was approximately $11.1 million and we currently anticipate completing those backlog orders by March 31, 2006.
BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, would jeopardize our ability to continue as a going concern. Due to these factors, we intend to seek additional financing within the next twelve months, from Presidential or another lender.
The net cash provided by operating, investing and financing activities for the three months ended September 30, 2005, and 2004, respectively, is summarized below:
Cash provided by operating activities in the three months ended September 30, 2005, and 2004 totaled approximately $147,300 and $85,000, respectively. During three months ended September 30, 2005, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $432,300, an increase in accounts receivable of approximately $2.1 million due to increased revenue during the three months ended September 30, 2005, an decrease in prepaid and other assets of approximately $96,200 due to amortization our business insurance, an increase in accounts payable of approximately $728,200 and an increase in accrued liabilities of approximately $962,300 mainly contributable to subcontracts costs associated with our increased revenues. In the three months September 30, 2004, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $98,500, a decrease in accounts receivable of approximately $440,200, an decrease in accounts payable of approximately $397,400 and an decrease in accrued liabilities of approximately $80,300.
Investing activities used approximately $110,300 and $9,800 in the three months ended September 30, 2005, and 2004, respectively. The primary net cash used in investing activities was the purchase of fixed assets offset by proceeds from the sale of fixed assets.
Financing activities provided approximately $14,600 and used approximately $51,900 in the three months ended September 30, 2005, and 2004, respectively. During the three months ended September 30, 2005, financing activities provided was additional borrowings against the Presidential credit facility net of payments of approximately $52,500 and reductions of other debt obligations net of borrowings of approximately $37,900. During the three months ended September 30, 2004, the primary net cash used in financing activities was to reduce our debt obligations.
We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. However, we intend to seek additional funding within the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure you that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and our current credit facility and any additional equity or credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $347,900 at September 30, 2005. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERLINER COMMUNICATIONS, INC.

Date: November 14, 2005	By:	/s/ Richard B. Berliner

Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Patrick G. Mackey

Patrick G. Mackey
Senior Vice President
(Principal Financial and Accounting Officer)