Form 10-Q
period 2005-12-31
BERLINER COMMUNICATIONS INC
filed 2006-02-17
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
          Larger accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
On February 14, 2006, 17,034,857 shares of the registrant’s common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$667,322	$402,432
Accounts receivable, net of allowance for doubtful accounts of $135,821 at December 31, 2005 and $91,572 at June 30, 2005	10,070,727	5,261,311
Inventories	456,626	506,615
Prepaid expenses and other current assets	304,347	516,842

	11,499,022	6,687,200

LONG-TERM ASSETS
Property and equipment, net	505,443	469,855
Other assets	202,450	359,139

	$12,206,915	$7,516,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABLILITIES
Line of credit	$533,799	$493,824
Current portion of long-term debt	440,476	425,964
Current portion of capital lease obligations	27,044	39,596
Accounts payable	4,046,296	2,209,775
Accrued liabilities	4,482,592	2,285,889

	9,530,207	5,455,048

LONG-TERM LIABILITIES
Long-term debt, net of current portion	133,801	243,942
Long-term capital lease obligations, net of current portion	15,609	10,068

	149,410	254,010

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	79
Common stock	341	13
Additional paid-in capital	12,932,324	12,922,329
Accumulated deficit	(10,405,367)	(11,115,285)

	2,527,298	1,807,136

	$12,206,915	$7,516,194

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$11,107,423	$3,952,132	$19,764,788	$7,790,333
Costs of revenues	8,588,115	2,441,247	14,805,665	4,678,200

Gross margin	2,519,308	1,510,885	4,959,123	3,112,133

Selling, general and administrative expenses	2,241,441	1,750,601	4,285,188	3,274,067
Depreciation and amortization	62,909	79,381	124,045	162,102
(Gain) loss on sale of fixed assets	(509)	721	(759)	4,273

Income (loss) from operations	215,467	(319,818)	550,649	(328,309)

Other (income) expense
Interest expense	17,292	14,689	26,863	27,700
Interest income	(3,342)	(543)	(6,188)	(1,089)
Gain on sale of equity investment, net of losses	(163,742)	—	(97,995)	—
Other	(85,399)	—	(84,999)	—

Income (loss) before income taxes	450,658	(333,964)	712,968	(354,920)

Income tax expense (recovery)	2,250	(12,900)	3,050	(3,900)

Net income (loss)	$448,408	$(321,064)	$709,918	$(351,020)

Deemed Series B and D preferred dividends	—	—	19,935,779	—

Net income (loss) allocable to common shareholders	$448,408	$(321,064)	$(19,225,861)	$(351,020)

Net income (loss) per share — basic and diluted	$0.03	$(4.76)	$(1.89)	$(5.21)

Weighted average number of shares outstanding — basic and diluted	17,034,857	67,414	10,185,125	67,414

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$709,918	$(351,020)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	124,045	162,102
Loss in equity of investments	102,005	—
Bad debt expense	44,186	45,636
Stock based compensation	10,244	—
(Gain) on the sale of equity investment	(200,000)	—
(Gain) loss on sale of fixed assets	(759)	4,273
Changes in operating assets and liabilities
Accounts receivable	(4,854,038)	78,725
Inventories	49,989	62,185
Prepaid expenses and other current assets	212,415	(104,200)
Other assets	54,684	(7,230)
Accounts payable	1,836,521	(9,110)
Accrued liabilities	2,196,703	189,860

Net cash provided by operating activities	285,913	71,221

Cash flow from investing activities
Purchase of property and equipment	(143,821)	(83,816)
Proceeds from the sale of property and equipment	3,250	1,804
Proceeds from the sale of equity investment	200,000	—

Net cash provided by (used in) investing activities	59,429	(82,012)

Cash flows from financing activities
Proceeds from line of credit	1,902,074	1,320,555
Proceeds from long-term debt	83,540	185,128
Proceeds from loan from stockholder	—	101,640
Repayment of line of credit	(1,862,516)	(1,086,622)
Repayment of long-term debt	(179,169)	(221,294)
Repayment of capital leases	(24,381)	(45,961)

Net cash provided by (used in) financing activities	(80,452)	253,446

Net increase in cash and cash equivalents	264,890	242,656
Cash and cash equivalents at beginning of period	402,432	211,162

Cash and cash equivalents at end of period	$667,322	$453,818

Supplemental disclosure of cash flow information
Interest paid	$26,284	$23,768

Income taxes paid	$3,050	$1,595

Non-cash investing and financing activities

Capital leases entered into	$17,370	—

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	2,000,000 shares authorized;		20,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Balance at June 30, 2005	3,927,642	$79	666,667	$13	$12,922,329	$(11,115,285)	$1,807,136

Deemed dividend in the conversion of the Series B and Series D Convertible Preferred Stock	(13,973)	—	996,788,940	19,936	19,915,843	—	—
					(19,935,779)
Conversion of Series E Convertible Preferred Stock	(3,913,669)	(79)	3,913,668,046	78,273	(78,194)	—	—

Reverse stock split of one share for every 300 shares on September 30, 2005	—	—	(4,894,088,796)	(97,881)	97,881	—	—

Stock based compensation expense					10,244		10,244

Net income						709,918	709,918

Balance at December 31, 2005	—	$—	17,034,857	$341	$12,932,324	$(10,405,367)	$2,527,298

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
The accompanying consolidated financial statements as of December 31, 2005, and for the three and six months ended December 31, 2005, and 2004, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated Statement of Operations for the three and six months ended December 31, 2004 are that of Old Berliner. In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and the historical consolidated financial statements of Old Berliner included in our Form 8-K/A, which was filed on May 9, 2005.
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
Revenue Recognition . Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services are recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized upon the identification of an acceptable site and when the lease is signed between the landlord and customer. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.
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
Income (Loss) Per Share. We calculate earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.
Earnings per share in the accompanying Statement of Operations is computed based upon recapitalization accounting. Therefore, the weighted number of common shares utilized in the earnings per share computation for the three and six months ended December 31, 2005, and 2004, was 17,034,857, 67,414, 10,185,125 and 67,414 respectively, and takes into account the deemed preferred stock dividends and reverse stock split referred in Note 8 below.
Stock-based Compensation. We have a stock option plan, which is described more fully in Note 9. In December of 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) is effective for public companies, which are small business issuers, at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS No.123(R) effective January 1, 2006. We, in fact, adopted SFAS No. 123(R) early, in the first quarter of fiscal 2006, which ended on September 30, 2005. We have elected to adopt FAS 123(R) using a modified prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to September 30, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005). In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required. We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes. The adoption of SFAS No. 123(R) did not have a significant impact on our overall results of operations or financial position.
4. Accounts Receivable
Accounts receivable at December 31, 2005, and June 30, 2005, consist of the following:

	December 31,	June 30,
	2005	2005
	(Unaudited)
Accounts receivable	$8,943,699	$4,209,743
Unbilled receivables	1,262,849	1,143,140

	10,206,548	5,352,883
Allowance for doubtful accounts	(135,821)	(91,572)

Total	$10,070,727	$5,261,311

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.

For the three months ended December 31, 2005, we derived 86% of our total revenues from our five largest customers. Of those customers, all of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period. In the three months ended December 31, 2005, the five customers represented approximately 25%, 20%, 16%, 15% and 9%, respectively.
For the six months ended December 31, 2005, we derived 79% of our total revenues from our five largest customers. Of those customers, all of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period. In the six months ended December 31, 2005, the five customers represented approximately 23%, 19%, 18%, 14% and 5%, respectively.
5. Inventories
Inventories, which consist mainly of raw materials, are stated at the lower of cost or market value. Cost is determined using average cost method.
6. Accrued Liabilities
Accrued liabilities at December 31, 2005, and June 30, 2005, consist of the following:

	December 31,	June 30,
	2005	2005
	(Unaudited)
Employee compensation	$191,290	$192,702
Construction costs	4,097,611	1,937,786
Other	193,691	155,401

	$4,482,592	$2,285,889

7. Revolving Credit Facility
In March of 2005, BCI renewed its revolving credit facility with Presidential Corporation of Delaware Valley (“Presidential”), which provides for borrowings up to $1,250,000. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%) (as of December 31, 2005, the prime rate was 7.25%.)
The credit facility is secured by all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility and the balance outstanding at December 31, 2005, was approximately $533,800. The revolving credit facility is for periods of eight months with automatic renewals if notice not to renew is not given by either party sixty (60) days before the end of any period.
8. Recapitalization of Berliner Communications
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stockholders of all of our Series D Preferred Stock and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock. Accordingly, the amendments to our Certificate of Incorporation and the Certificates of Designation were filed with the Delaware Secretary of State on September 16, 2005, to effect the recapitalization as follows:
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
9. Stock Compensation
In July 1999, Novo adopted a stock option and incentive plan, which Berliner adopted in its acquisition of Novo, and amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors are eligible to receive awards of incentives and non-qualified stock options, performance awards, unrestricted awards, and restricted stock awards. Under the Plan, we are authorized to issued stock options or awards equal to 15% of the fully diluted outstanding common shares. The compensation committee of our board of directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediate to four years.
On December 21, 2005 the compensation committee of our board of directors approved a compensation program, for fiscal 2006, that includes granting 402,500 of options to qualifying employees. Stock based compensation expense of approximately $10,200 was recorded during the three months ended December 31, 2005. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 29% derived from peer company implied estimated volatility; expected term of four years based on our best estimate since we do not have any historical data; and risk-free interest rate of 4.43% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.
10. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payment to RBI in an amount equal to $32,000 and $23,800 during the three months ended December 31, 2005, and 2004, respectively, and $48,000 and $49,600 during the months ended December 31, 2005, and 2004, respectively. RBI is owned by a current and a former senior executive officer.

11. Legal Proceedings
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
Forward-Looking Statements
“Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
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
The table below summarizes our operating results.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$11,107,423	$3,952,132	$19,764,788	$7,790,333
Costs of revenues	8,588,115	2,441,247	14,805,665	4,678,200

Gross margin	2,519,308	1,510,885	4,959,123	3,112,133

Selling, general and administrative expenses	2,241,441	1,750,601	4,285,188	3,274,067
Depreciation and amortization	62,909	79,381	124,045	162,102
(Gain) loss on sale of fixed assets	(509)	721	(759)	4,273

Income (loss) from operations	215,467	(319,818)	550,649	(328,309)

Other (income) expense
Interest expense	17,292	14,689	26,863	27,700
Interest income	(3,342)	(543)	(6,188)	(1,089)
Gain on sale of equity investment, net of losses	(163,742)	—	(97,995)	—
Other	(85,399)	—	(84,999)	—

Income (loss) before income taxes	450,658	(333,964)	712,968	(354,920)

Income tax expense (recovery)	2,250	(12,900)	3,050	(3,900)

Net income (loss)	$448,408	$(321,064)	$709,918	$(351,020)

Deemed Series B and D preferred dividends	—	—	19,935,779	—

Net income (loss) allocable to common shareholders	$448,408	$(321,064)	$(19,225,861)	$(351,020)

Net income (loss) per share — basic and diluted	$0.03	$(4.76)	$(1.89)	$(5.21)

Weighted average number of shares outstanding — basic and diluted	17,034,857	67,414	10,185,125	67,414

Three months ended December 31, 2005, Compared to Three months ended December 31, 2004
Since the Acquisition is being accounted for as a recapitalization of Old Berliner, the following discussion is based upon the operations of us for the three months ended December 31, 2005, as compared to the historical operations for Old Berliner for the three months ended December 31, 2004. Accordingly, no distinction is made between us, Berliner Communications and BCI for the purposes of following period to period comparison.
Revenues. We had revenues of $11.1 million for the three months ended December 31, 2005, versus $4.0 million for the three months ended December 31, 2004. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 73% and 60% in the three months ended December 31, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 4% and 13% in both of the three months ended December 31, 2005, and 2004, respectively. Revenues from radio frequency engineering and network services accounted for approximately 18% and 21% in the three months ended December 31, 2005, and 2004, respectively. The increase in revenues in the three months ended December 31, 2005, versus the three months ended December 31, 2004, is due to increased spending from our customers in infrastructure and equipment construction including modifications to existing installations in order to improve their networks in preparation for future offerings of video and music offset by reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues was $8.6 million for the three months ended December 31, 2005, versus $2.4 million for the three months ended December 31, 2004.
Gross Margin. Our gross margin for the three months ended December 31, 2005, was $2.5 million as compared to $1.5 million or for the three months ended December 31, 2004. The decrease in gross margin as a percentage of revenues of approximately 16% can be attributed to the shift in the type of revenues generated in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which do not generate as high of gross margins as new construction contracts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 28% during three months ended December 31, 2005, to $2.2 million from $1.8 million in the three months ended December 31, 2004. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing and related costs to support the 280% increase in revenues.
Selling, general and administrative expenses for the three months ended December 31, 2005, consisted primarily of approximately (i) $1.3 million of salaries and benefits, (ii) $93,400 of legal and professional fees, (iii) $182,500 of business insurance, (iv) $156,800 of office rents, (v) $136,500 of travel and entertainment, (vi) $134,900 of office expenses including telephone and utilities and (vii) $215,300 of other general operating expenses. Selling, general and administrative expenses for the three months ended December 31, 2004, consisted primarily of approximately (i) $944,400 million of salaries and benefits, (ii) $56,800 of legal and professional fees, (iii) $236,300 of business insurance, (iv) $135,500 of office rents, (v) $58,500 of travel and entertainment, (vi) $91,100 of office expenses including telephone and utilities and (vii) $ 137,600 of other general operating expenses. We anticipate that selling, general and administrative expenses will remain constant during our third quarter of fiscal 2006.
Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended December 31, 2005, totaled approximately $62,900 as compared to approximately $79,400 for three months ended December 31, 2004. The decrease in depreciation is due to certain assets being fully depreciated.
Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” Paciugo is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. The values of our outstanding equity interests, other than Paciugo, had been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We sold our interest in Paciugo on December 31, 2005 and recorded a gain of $200,000.
Other Income. Other income during the three months ended December 31, 2005, includes a recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.
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

Six months ended December 31, 2005, Compared to Six months ended December 31, 2004
Since the Acquisition is being accounted for as a recapitalization of Old Berliner, the following discussion is based upon the operations of us for the six months ended December 31, 2005, as compared to the historical operations for Old Berliner for the six months ended December 31, 2004. Accordingly, no distinction is made between us, Berliner Communications and BCI for the purposes of following period- to- period comparison.
Revenues. We had revenues of $19.8 million for the six months ended December 31, 2005, versus $7.8 million for the six months ended December 31, 2004. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 77% and 63% in the six months ended December 31, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 6% and 19% in both of the six months ended December 31, 2005, and 2004, respectively. Revenues from radio frequency engineering and network services accounted for approximately 17% and 9% in the six months ended December 31, 2005, and 2004, respectively. The increase in revenues in the six months ended December 31, 2005, versus the six months ended December 31, 2004, is due to increased spending from our customers in infrastructure and equipment construction including modifications to existing installations in order to improve their networks in preparation for future offerings of video and music offset by reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues was $14.8 million for the six months ended December 31, 2005, versus $4.7 million for the six months ended December 31, 2004.
Gross Margin. Our gross margin for the six months ended December 31, 2005, was $5.0 million as compared to $3.1 million or for the six months ended December 31, 2004. The decrease in gross margin as a percentage of revenues of approximately 15% can be attributed to the shift in the type of revenues generated in the six months ended December 31, 2005, as compared to the six months ended December 31, 2004. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which do not generate as high of gross margins as new construction contracts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 31% during the six months ended December 31, 2005, to $4.3 million from $3.3 million in the six months ended December 31, 2004. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing and related costs to support the 253% increase in revenues in the comparable periods.
Selling, general and administrative expenses for the six months ended December 31, 2005, consisted primarily of approximately (i) $2.6 million of salaries and benefits, (ii) $184,200 of legal and professional fees, (iii) $361,100 of business insurance, (iv) $293,600 of office rents, (v) $225,000 of travel and entertainment, (vi) $266,400 of office expenses including telephone and utilities and (vii) $368,800 of other general operating expenses. Selling, general and administrative expenses for the six months ended December 31, 2004, consisted primarily of approximately (i) $1.8 million of salaries and benefits, (ii) $73,000 of legal and professional fees, (iii) $353,000 of business insurance, (iv) $266,500 of office rents, (v) $116,800 of travel and entertainment, (vi) $181,700 of office expenses including telephone and utilities and (vii) $372,100 of other general operating expenses. We anticipate that selling, general and administrative expenses will remain constant during our third quarter of fiscal 2006.
Depreciation and Amortization. Depreciation recorded on fixed assets during the six months ended December 31, 2005, totaled approximately $124,000, as compared to approximately $162,100 for six months ended December 31, 2004. The decrease in depreciation is due to certain assets being fully depreciated.
Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in Paciugo that is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. The values of our outstanding equity interests, other than Paciugo, had been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We sold our interest in Paciugo on December 30, 2005 and recorded a gain of $200,000.

Other Income. Other income during the six months ended December 31, 2005, includes a recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.
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
Liquidity and Capital Resources
At December 31, 2005, we had consolidated current assets of approximately $11.5 million, including, without limitation, cash and cash equivalents of approximately $667,300 and net working capital of approximately $2.0 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that private placements of common and preferred stock will be available in the near term. Principal uses of cash during the three months ended December 31, 2005, have been to fund (i) working capital requirements; (ii) capital expenditures; and (iii) reductions in debt.
On March 17, 2005, we concluded negotiations with Presidential Corporation of Delaware Valley (“Presidential”) regarding the establishment of a credit facility for BCI. A total of $1,250,000 in financing is available under the agreement with Presidential and approximately $533,800 was outstanding as of December 31, 2005. Presidential has a security interest on all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility. As of February 10, 2005, we had outstanding borrowings against the agreement with Presidential of approximately $180,300.
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
As of December 31, 2005, our backlog was approximately $9.4 million and we currently anticipate completing those backlog orders by June 30, 2006.
BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, would jeopardize our ability to continue as a going concern. Due to these factors, we intend to seek additional financing within the next twelve months, from Presidential or another lender.
The net cash provided (used in) by operating, investing and financing activities for the six months ended December 31, 2005, and 2004, respectively, is summarized below:
Cash provided by operating activities in the six months ended December 31, 2005, and 2004 totaled approximately $285,900 and $71,200, respectively. During six months ended December 31, 2005, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $789,600, an increase in accounts receivable of approximately $4.9 million due to increased revenue during the six months ended December 31, 2005, an decrease in prepaid and other assets of approximately $267,100 due to amortization of our business insurance, an increase in accounts payable of approximately $1.8 million and an increase in accrued liabilities of approximately $2.2 million mainly contributable to subcontracts costs associated with our increased revenues. In the six months ended December 31, 2004, cash flow used by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $139,000, a decrease in accounts receivable of approximately $78,700, an increase in prepaid expenses and other assets of approximately $104,200 and an increase in accrued liabilities of approximately $189,900.
Investing activities provided and used approximately $59,400 and $82,000 in the six months ended December 31, 2005, and 2004, respectively. The primary net cash used in investing activities was due to the purchase of fixed assets.

Financing activities used approximately $80,500 and provided approximately $253,400 in the six months ended December 31, 2005, and 2004, respectively. During the six months ended December 31, 2005, financing activities provided was additional borrowings against the Presidential credit facility net of payments of approximately $40,000 and reductions of other debt obligations net of borrowings of approximately $102,600. During the six months ended December 31, 2004, the primary net cash provided by financing activities was net borrowings from Presidential of approximately $233,900.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $350,000 at December 31, 2005. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.
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
Item 1A. Risk Factors
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
To progress beyond an early stage company, we will need to do the following:
▪	adapt successfully execute an evolving and unpredictable business model;

▪	attract necessary working capital;

▪	establish, train and manage a larger and more productive workforce;

▪	develop meaningful customer and vendor relationships;

▪	provide services that consistently meet customer demands in a rapidly evolving industry;

▪	implement and improve operational, financial and management systems and processes;

▪	respond effectively to competitive developments; and

▪	otherwise manage and adapt to changing operations.
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
Since the percentage of our revenues derived from construction-related activities continues to increase, our gross margins may suffer.
Old Berliner has historically earned lower relative gross margins on engineering and construction-related activities. It typically performs its own network design-related, site acquisition-related services and hires subcontractors to perform engineering and construction services under its direct management. Subcontracted work generally carries lower profit margins than self- performed work. Our construction-related services have proportionally increased over the past several quarters. If the proportion of construction-related services we deliver continues to increase, then our gross margins and net income may suffer.
We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.
For the three months ended December 31, 2005, and 2004, we derived 86% and 87%, respectively, of our total revenues from our five largest customers. For the six months ended December 31, 2005, and 2004, we derived 79% and 82%, respectively, of our total revenues from our five largest customers. For the years ended December 31, 2004, and 2003, Old Berliner derived 87% and 83%, respectively, of its total revenues from its six and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
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
Item 5. Other Information
None

Item 6. Exhibits
(a)	Exhibits
10.16	Employment Agreement between Berliner Communications, Inc. and Richard B. Berliner, dated January 6, 2006.

10.17	Employment Agreement between Berliner Communications, Inc. and Patrick G. Mackey, dated January 6, 2006.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BERLINER COMMUNICATIONS, INC.

Date: February 14, 2006	By:	/s/ Richard B. Berliner

Richard B. Berliner Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2006	By:	/s/ Patrick G. Mackey

Patrick G. Mackey Senior Vice President (Principal Financial and Accounting Officer)