Form 10-Q/A
period 2005-12-31
BERLINER COMMUNICATIONS INC
filed 2006-05-15
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.
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

Introductory Note
This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q originally filed by Berliner Communications, Inc. with the Securities and Exchange Commission on February 14, 2006, for the quarterly period ended December 31, 2005. We are filing this Amendment No. 1 on Form 10-Q/A to reflect a $142,065 decrease to our net loss for the six months ended December 31, 2004.
The following items of the original filing are amended by this Amendment No. 1:
     Item 1. Consolidated Financial Statements
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BERLINER COMMUNICATIONS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$667,322	$402,432
Accounts receivable, net of allowance for doubtful accounts of $135,821 at December 31, 2005 and $91,572 at June 30, 2005	10,070,727	5,261,311
Inventories	456,626	506,615
Prepaid expenses and other current assets	304,347	516,842

	11,499,022	6,687,200

LONG-TERM ASSETS
Property and equipment, net	505,443	469,855
Other assets	202,450	359,139

	$12,206,915	$7,516,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABLILITIES
Line of credit	$533,799	$493,824
Current portion of long-term debt	440,476	425,964
Current portion of capital lease obligations	27,044	39,596
Accounts payable	4,046,296	2,209,775
Accrued liabilities	4,482,592	2,285,889

	9,530,207	5,455,048

LONG-TERM LIABILITIES
Long-term debt, net of current portion	133,801	243,942
Long-term capital lease obligations, net of current portion	15,609	10,068

	149,410	254,010

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	79
Common stock	341	13
Additional paid-in capital	12,932,324	12,922,329
Accumulated deficit	(10,405,367)	(11,115,285)

	2,527,298	1,807,136

	$12,206,915	$7,516,194

     The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$11,107,423	$4,025,742	$19,764,788	$7,863,943
Costs of revenues	8,588,115	2,441,246	14,805,665	4,678,199

Gross margin	2,519,308	1,584,496	4,959,123	3,185,744

Selling, general and administrative expenses	2,241,441	1,660,248	4,285,188	3,183,714
Depreciation and amortization	62,909	79,381	124,045	162,102
(Gain) loss on sale of fixed assets	(509)	721	(759)	4,273

Income (loss) from operations	215,467	(155,854)	550,649	(164,345)

Other (income) expense
Interest expense	17,292	14,688	26,863	27,699
Interest income	(3,342)	(543)	(6,188)	(1,089)
Gain on sale of equity of investment, net of losses	(163,742)	—	(97,995)	—
Other	(85,399)	—	(84,999)	—

Income (loss) before income taxes	450,658	(169,999)	712,968	(190,955)

Income tax expense (recovery)	2,250	9,000	3,050	18,000

Net income (loss)	$448,408	$(178,999)	$709,918	$(208,955)

Deemed Series B and D preferred dividends	—	—	19,935,779	—

Net income (loss) allocable to common shareholders	$448,408	$(178,999)	$(19,225,861)	$(208,955)

Net income (loss) per share — basic and diluted	$0.03	$(2.66)	$(1.89)	$(3.10)

Weighted average number of shares outstanding — basic and diluted	17,034,857	67,414	10,185,125	67,414

     The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$709,918	$(208,955)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	124,045	162,102
Loss in equity of investments	102,005	—
Bad debt expense	44,186	45,636
Stock based compensation	10,244	—
(Gain) on the sale of equity investment	(200,000)	—
(Gain) loss on sale of fixed assets	(759)	4,273
Changes in operating assets and liabilities
Accounts receivable	(4,854,038)	5,115
Inventories	49,989	62,185
Prepaid expenses and other current assets	212,415	(104,200)
Other assets	54,684	(7,230)
Accounts payable	1,836,521	(9,110)
Accrued liabilities	2,196,703	121,406

Net cash provided by operating activities	285,913	71,222

Cash flow from investing activities
Purchase of property and equipment	(143,821)	(83,816)
Proceeds from the sale of property and equipment	3,250	1,804
Proceeds from the sale of equity investment	200,000	—

Net cash provided by (used in) investing activities	59,429	(82,012)

Cash flows from financing activities
Proceeds from line of credit	1,902,074	1,320,555
Proceeds from long-term debt	83,540	185,128
Proceeds from loan from stockholder	—	101,640
Repayment of line of credit	(1,862,516)	(1,086,622)
Repayment of long-term debt	(179,169)	(221,294)
Repayment of capital leases	(24,381)	(45,961)

Net cash provided by (used in) financing activities	(80,452)	253,446

Net increase in cash and cash equivalents	264,890	242,656
Cash and cash equivalents at beginning of period	402,432	211,162

Cash and cash equivalents at end of period	$667,322	$453,818

Supplemental disclosure of cash flow information
Interest paid	$26,284	$23,768

Income taxes paid	$3,050	$1,595

Non-cash investing and financing activities
Capital leases entered into	$17,370	$—

     The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	2,000,000 shares authorized;		20,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Balance at June 30, 2005	3,927,642	$79	666,667	$13	$12,922,329	$(11,115,285)	$1,807,136

Deemed dividend in the conversion of the Series B and Series D					19,915,843
Convertible Preferred Stock	(13,973)	—	996,788,940	19,936	(19,935,779)	—	—

Conversion of Series E Convertible Preferred Stock	(3,913,669)	(79)	3,913,668,046	78,273	(78,194)	—	—

Reverse stock split of one share for every 300 shares on September 30, 2005	—	—	(4,894,088,796)	(97,881)	97,881	—	—

Stock based compensation expense					10,244		10,244

Net income						709,918	709,918

Balance at December 31, 2005	—	$—	17,034,857	$341	$12,932,324	$(10,405,367)	$2,527,298

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
Earnings per share in the accompanying Statement of Operations is computed based upon recapitalization accounting. Therefore, the weighted number of common shares utilized in the earnings per share computation for the three and six month ended December 31, 2005, and 2004, was 17,034,857, 67,414, 10,185,125 and 67,414, respectively, and takes into account the deemed preferred stock dividends and reverse stock split referred in Note 8 below.
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
10. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payment to RBI in an amount equal to $32,000 and $23,800 during the three months ended December 31, 2005, and 2004, respectively, and $48,000 and $49,600 during the six months ended December 31, 2005, and 2004, respectively. RBI is owned by a current and a former senior executive officer.
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
The table below summarizes our operating results.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$11,107,423	$4,025,742	$19,764,788	$7,863,943
Costs of revenues	8,588,115	2,441,246	14,805,665	4,678,199

Gross margin	2,519,308	1,584,496	4,959,123	3,185,744

Selling, general and administrative expenses	2,241,441	1,660,248	4,285,188	3,183,714
Depreciation and amortization	62,909	79,381	124,045	162,102
(Gain) loss on sale of fixed assets	(509)	721	(759)	4,273

Income (loss) from operations	215,467	(155,854)	550,649	(164,345)

Other (income) expense
Interest expense	17,292	14,688	26,863	27,699
Interest income	(3,342)	(543)	(6,188)	(1,089)
Gain on sale of equity of investment, net of losses	(163,742)	—	(97,995)	—
Other	(85,399)	—	(84,999)	—

Income (loss) before income taxes	450,658	(169,999)	712,968	(190,955)

Income tax expense (recovery)	2,250	9,000	3,050	18,000

Net income (loss)	$448,408	$(178,999)	$709,918	$(208,955)

Deemed Series B and D preferred dividends	—	—	19,935,779	—

Net income (loss) allocable to common shareholders	$448,408	$(178,999)	$(19,225,861)	$(208,955)

Net income (loss) per share — basic and diluted	$0.03	$(2.66)	$(1.89)	$(3.10)

Weighted average number of shares outstanding — basic and diluted	17,034,857	67,414	10,185,125	67,414

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
Gross Margin. Our gross margin for the three months ended December 31, 2005, was $2.5 million as compared to $1.6 million or for the three months ended December 31, 2004. The decrease in gross margin as a percentage of revenues of approximately 16% can be attributed to the shift in the type of revenues generated in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which do not generate as high of gross margins as new construction contracts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 28% during three months ended December 31, 2005, to $2.2 million from $1.7 million in the three months ended December 31, 2004. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing and related costs to support the 280% increase in revenues.
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
Other Income. Other income during the three months ended December 31, 2005, a recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.
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
Revenues. We had revenues of $19.8 million for the six months ended December 31, 2005, versus $7.9 million for the six months ended December 31, 2004. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 77% and 63% in the six months ended December 31, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 6% and 19% in both of the six months ended December 31, 2005, and 2004, respectively. Revenues from radio frequency engineering and network services accounted for approximately 17% and 9% in the six months ended December 31, 2005, and 2004, respectively. The increase in revenues in the six months ended December 31, 2005, versus the six months ended December 31, 2004, is due to increased spending from our customers in infrastructure and equipment construction including modifications to existing installations in order to improve their networks in preparation for future offerings of video and music offset by reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues was $14.8 million for the six months ended December 31, 2005, versus $4.7 million for the six months ended December 31, 2004.
Gross Margin. Our gross margin for the six months ended December 31, 2005, was $5.0 million as compared to $3.2 million or for the six months ended December 31, 2004. The decrease in gross margin as a percentage of revenues of approximately 15% can be attributed to the shift in the type of revenues generated in the six months ended December 31, 2005, as compared to the six months ended December 31, 2004. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which do not generate as high of gross margins as new construction contracts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 35% during the six months ended December 31, 2005, to $4.3 million from $3.2 million in the six months ended December 31, 2004. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing and related costs to support the 253% increase in revenues in the comparable periods.
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
The net cash provided (used in) by operating, investing and financing activities for the six months ended December 31, 2005, and 2004, respectively, is summarized below:
Cash provided by operating activities in the six months ended December 31, 2005, and 2004 totaled approximately $285,900 and $71,200, respectively. During six months ended December 31, 2005, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $789,600, an increase in accounts receivable of approximately $4.9 million due to increased revenue during the six months ended December 31, 2005, an decrease in prepaid and other assets of approximately $267,100 due to amortization of our business insurance, an increase in accounts payable of approximately $1.8 million and an increase in accrued liabilities of approximately $2.2 million mainly contributable to subcontracts costs associated with our increased revenues. In the six months ended December 31, 2004, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $3,100, a decrease in accounts receivable of approximately $5,100, a decrease in inventories of approximately $62,200, an increase in prepaid expenses and other assets of approximately $104,200 and an increase in accrued liabilities of approximately $121,400.
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
To progress beyond an early stage company, we will need to do the following:
•	adapt successfully execute an evolving and unpredictable business model;

•	attract necessary working capital;

•	establish, train and manage a larger and more productive workforce;

•	develop meaningful customer and vendor relationships;

•	provide services that consistently meet customer demands in a rapidly evolving industry;

•	implement and improve operational, financial and management systems and processes;

•	respond effectively to competitive developments; and

•	otherwise manage and adapt to changing operations.
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

BERLINER COMMUNICATIONS, INC.

Date: May 15, 2006	By:	/s/ Patrick G. Mackey
Patrick G. Mackey
Senior Vice President
(duly authorized officer and
principal financial officer)