Form 10-Q
period 2006-03-31
BERLINER COMMUNICATIONS INC
filed 2006-05-15
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     On May 15, 2006, 17,034,857 shares of the registrant’s common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.
QUARTERLY REPORT FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$647,496	$402,432
Accounts receivable, net of allowance for doubtful accounts of $149,535 at March 31, 2006 and $91,572 at June 30, 2005	8,983,358	5,261,311
Inventories	396,924	506,615
Prepaid expenses and other current assets	414,882	516,842

	10,442,660	6,687,200

LONG-TERM ASSETS
Property and equipment, net	528,349	469,855
Other assets	186,890	359,139

	$11,157,899	$7,516,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$424,509	$493,824
Current portion of long-term debt	367,146	425,964
Current portion of capital lease obligations	34,099	39,596
Accounts payable	3,667,315	2,209,775
Accrued liabilities	4,301,795	2,285,889

	8,794,864	5,455,048

LONG-TERM LIABILITIES
Long-term debt, net of current portion	153,684	243,942
Long-term capital lease obligations, net of current portion	33,750	10,068

	187,434	254,010

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	79
Common stock	341	13
Additional paid-in capital	12,945,514	12,922,329
Accumulated deficit	(10,770,254)	(11,115,285)

	2,175,601	1,807,136

	$11,157,899	$7,516,194

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$8,546,825	$3,750,688	$28,311,613	$11,614,631
Costs of revenues	6,482,994	2,796,207	21,288,659	7,474,407

Gross margin	2,063,831	954,481	7,022,954	4,140,224

Selling, general and administrative expenses	2,362,232	1,793,200	6,647,420	4,976,914
Depreciation	62,215	76,566	186,260	238,668
(Gain) loss on sale of fixed assets	(4,368)	1,271	(5,127)	5,544

Income (loss) from operations	(356,248)	(916,556)	194,401	(1,080,902)

Other (income) expense
Interest expense	14,673	10,186	41,536	37,885
Interest income	(3,686)	(2,712)	(9,874)	(3,801)
Gain on sale of equity of investment, net of losses	—	15,791	(97,995)	15,791
Other	(4,798)	1,086	(89,797)	1,086

Income (loss) before income taxes	(362,437)	(940,907)	350,531	(1,131,863)

Income tax expense	2,450	6,000	5,500	24,000

Net income (loss)	$(364,887)	$(946,907)	$345,031	$(1,155,863)

Deemed Series B and D preferred dividends	—	—	19,935,779	—

Net loss allocable to common shareholders	$(364,887)	$(946,907)	$(19,590,748)	$(1,155,863)

Net loss per share — basic and diluted	$(0.02)	$(2.78)	$(1.58)	$(7.36)

Weighted average number of shares outstanding — basic and diluted	17,034,857	340,407	12,375,299	157,084

     The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$345,031	$(1,155,863)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	186,260	238,668
Loss in equity of investments	102,005	15,791
Bad debt expense	74,186	45,636
Stock based compensation	23,434	—
Gain on the sale of equity investment	(200,000)	—
(Gain) loss on sale of fixed assets	(5,127)	5,544
Changes in operating assets and liabilities	—	—
Accounts receivable	(3,796,669)	10,622
Inventories	109,691	56,049
Prepaid expenses and other current assets	5,182	(310,928)
Other assets	169,437	(8,593)
Accounts payable	1,457,537	(221,493)
Accrued liabilities	2,010,572	297,999

Net cash provided by (used in) operating activities	481,539	(1,026,568)

Cash flow from investing activities
Purchase of property and equipment	(189,806)	(100,403)
Proceeds from the sale of property and equipment	16,250	28,396
Proceeds from the sale of equity investment	200,000	—

Net cash provided by (used in) investing activities	26,444	(72,007)

Cash flows from financing activities
Proceeds from line of credit	3,021,301	1,801,274
Proceeds from long-term debt	96,779	185,128
Proceeds from loan from stockholder	—	101,640
Repayment of line of credit	(3,092,599)	(1,750,058)
Repayment of long-term debt	(245,855)	(332,836)
Repayment of loan from shareholder	—	(101,640)
Repayment of capital leases	(42,545)	(66,208)

Net cash (used in) financing activities	(262,919)	(162,700)

Net increase (decrease) in cash and cash equivalents	245,064	(1,261,275)
Cash and cash equivalents at beginning of period	402,432	211,162
Cash and cash equivalents, acquired	—	1,723,408

Cash and cash equivalents at end of period	$647,496	$673,295

Supplemental disclosure of cash flow information
Interest paid	$38,103	$30,459

Income taxes paid	$5,500	$37,845

Non-cash investing and financing activities

Capital leases entered into	$60,730	$—

     The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	2,000,000 shares authorized;		20,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Balance at June 30, 2005	3,927,642	$79	666,667	$13	$12,922,329	$(11,115,285)	$1,807,136

Deemed dividend in the conversion of the Series B and Series D					19,915,843
Convertible Preferred Stock	(13,973)	—	996,788,940	19,936	(19,935,779)	—	—

Conversion of Series E Convertible
Preferred Stock	(3,913,669)	(79)	3,913,668,046	78,273	(78,194)	—	—

Reverse stock split of one share for every 300 shares on September 16, 2005	—	—	(4,894,088,796)	(97,881)	97,881	—	—

Stock based compensation expense					23,434		23,434

Net income						345,031	345,031

Balance at March 31, 2006	—	$—	17,034,857	$341	$12,945,514	$(10,770,254)	$2,175,601

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
2. Basis of Presentation
Since the Acquisition was settled through the issuance of a controlling interest in Novo’s Common Stock, Old Berliner is deemed to be the acquirer for accounting purposes and adopted the accounting year-end of June 30. Furthermore, since Novo was deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner.
The accompanying consolidated financial statements as of March 31, 2006, and for the three and nine months ended March 31, 2006, and 2005, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated Statement of Operations for the three and nine months ended March 31, 2005 are that of Old Berliner through February 18, 2005, and ours from February 19, 2005 for each applicable period. In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and the historical consolidated financial statements of Old Berliner included in our Form 8-K/A, which was filed on May 9, 2005.
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
Earnings per share in the accompanying Statement of Operations is computed based upon recapitalization accounting. Therefore, the weighted number of common shares utilized in the earnings per share computation for the three and nine months ended March 31, 2006, and 2005, was 17,034,857, 340,407, 12,375,299 and 157,084, respectively, and takes into account the deemed preferred stock dividends and reverse stock split referred in Note 8 below for both basic EPS and diluted EPS since the potential dilution from the exercise of stock options was immaterial.
Stock-based Compensation. We have a stock option plan, which is described more fully in Note 9. In December of 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS No.123(R) effective January 1, 2006. We, in fact, adopted SFAS No. 123(R) early, in the first quarter of fiscal 2006, which ended on September 30, 2005. We have elected to adopt FAS 123(R) using a modified prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to September 30, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005). In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required. We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes. The adoption of SFAS No. 123(R) did not have a significant impact on our overall results of operations or financial position.
4. Accounts Receivable
Accounts receivable at March 31, 2006, and June 30, 2005, consist of the following:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Accounts receivable	$6,289,653	$4,209,743
Unbilled receivables	2,843,240	1,143,140

	9,132,893	5,352,883
Allowance for doubtful accounts	(149,535)	(91,572)

Total	$8,983,358	$5,261,311

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.
For the three months ended March 31, 2006, we derived 93% of our total revenues from our six largest customers. Of those customers, all of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period. In the three months ended March 31, 2006, the six customers represented approximately 33%, 16%, 14%, 14%, 11% and 7% of revenues, respectively.
For the nine months ended March 31, 2006, we derived 88% of our total revenues from our six largest customers. Of those customers, all of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period. In the nine months ended March 31, 2006, the six customers represented approximately 25%, 20%, 18%, 14%, 7% and 5% of revenues, respectively.
5. Inventories
Inventories, which consist mainly of raw materials, are stated at the lower of cost or market value. Cost is determined using average cost method.
6. Accrued Liabilities
Accrued liabilities at March 31, 2006, and June 30, 2005, consist of the following:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Employee compensation	$384,049	$192,702
Construction costs	3,654,964	1,937,786
Other	262,782	155,401

	$4,301,795	$2,285,889

7. Revolving Credit Facility
In March of 2005, BCI renewed its revolving credit facility with Presidential Corporation of Delaware Valley (“Presidential”), which provides for borrowings up to $1,250,000. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%) (as of March 31, 2006, the prime rate was 7.75%).
The credit facility is secured by all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility and the balance outstanding at March 31, 2006, was approximately $424,500. The revolving credit facility is for periods of eight months with automatic renewals unless notice not to renew is given by either party sixty (60) days before the end of any period.
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
9. Stock Compensation
In July 1999, Novo adopted a stock option and incentive plan, which Berliner adopted in its acquisition of Novo, and amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors are eligible to receive awards of incentives and non-qualified stock options, performance awards, unrestricted awards, and restricted stock awards. Under the Plan, we are authorized to issue stock options or awards equal to 15% of the fully diluted outstanding common shares. The compensation committee of our board of directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediately to four years.
On December 21, 2005 the compensation committee of our board of directors approved a compensation program, for fiscal 2006, that includes granting 402,500 of options to qualifying employees and the fair value of these award was approximately $41,000. On March 20, 2006, the Administering Body of the Plan granted 107,800 additional options and the fair value of these awards was $11,100. Stock based compensation expense of approximately $13,200, and $23,400 was recorded during the three and nine months ended March 31, 2006. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 29% derived from peer company implied estimated volatility; expected term of four years based on our best estimate since we do not have any historical data; and risk-free interest rate of 4.43% for the December, 2005 grants and 4.64% for the March, 2006 grants based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2005	17,924	$1,387.50	6,700	$1,791.00	18,704	$6,787.76

Options granted at fair value value	—		510,300	$0.40	—
Options exercised	—		—	—	—
Options cancelled	(200)		13,200	$77.12	—

Outstanding at June 30, 2005	17,724	$1,387.50	503,800	$21.62	18,704	$6,787.76

Exercisable at June 30, 2005	17,724	$1,387.50	211,675	$50.92	18,704	$6,787.76

At March 31, 2006, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

		Options Outstanding and Exercisable
		Number	Number	Weighted	Weighted
		of	of	Average	Average
	Option Price	Options	Shares	Exercise	Remaining
	Range	Outstanding	Exercisable	Price	Contractual Life
2001 Plan	$1,387.50	17,724	17,724	$1,387.50	5.00 years

1999 Plan	$0.40	497,300	205,175	$0.40	9.80 years
	$7.05 to $8.01	417	417	$7.63	8.07 years
	$16.50	4,083	4,083	$16.50	7.92 years
	$3,000.00 to 8,550.00	2,000	2,000	$5,312.50	4.55 years

Non-Plan	$3,600.00 to $6,900.00	18,704	18,704	$6,787.76	4.98 years
10. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payment to RBI in an amount equal to $24,000 and $25,800 during the three months ended March 31, 2006, and 2005, respectively, and $73,200 and $75,400 during the nine months ended March 31, 2006, and 2005, respectively. RBI is owned by a current and a former senior executive officer.
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
Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:
•	our financial condition and strategic direction;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential generation of future revenues;

•	BCI’s ability to adequately staff its service offerings;

•	opportunities for BCI from new and emerging wireless technologies;

•	our discussions with Presidential, or some other lender, to obtain additional financing;

•	our growth strategy for BCI;

•	trends in the wireless telecommunications industry;

•	key drivers of change in BCI’s business;

•	BCI’s position in the wireless telecommunications industry;

•	BCI’s competitive position; and

•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions.
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
Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.

Summary of Operating Results
Since we were a shell company prior to the Acquisition, purchase accounting has not been applied and the transaction is being accounted for as a recapitalization of Berliner Communications.
The table below summarizes our operating results.

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$8,546,825	$3,750,688	$28,311,613	$11,614,631
Costs of revenues	6,482,994	2,796,207	21,288,659	7,474,407

Gross margin	2,063,831	954,481	7,022,954	4,140,224

Selling, general and administrative expenses	2,362,232	1,793,200	6,647,420	4,976,914
Depreciation	62,215	76,566	186,260	238,668
(Gain) loss on sale of fixed assets	(4,368)	1,271	(5,127)	5,544

Income (loss) from operations	(356,248)	(916,556)	194,401	(1,080,902)

Other (income) expense
Interest expense	14,673	10,186	41,536	37,885
Interest income	(3,686)	(2,712)	(9,874)	(3,801)
Gain on sale of equity of investment, net of losses	—	15,791	(97,995)	15,791
Other	(4,798)	1,086	(89,797)	1,086

Income (loss) before income taxes	(362,437)	(940,907)	350,531	(1,131,863)

Income tax expense	2,450	6,000	5,500	24,000

Net income (loss)	$(364,887)	$(946,907)	$345,031	$(1,155,863)

Deemed Series B and D preferred dividends	—	—	19,935,779	—

Net loss allocable to common shareholders	$(364,887)	$(946,907)	$(19,590,748)	$(1,155,863)

Net loss per share — basic and diluted	$(0.02)	$(2.78)	$(1.58)	$(7.36)

Weighted average number of shares outstanding — basic and diluted	17,034,857	340,407	12,375,299	157,084

Three months ended March 31, 2006, Compared to Three months ended March 31, 2005
Since the Acquisition is being accounted for as a recapitalization of Old Berliner, the following discussion is based upon the operations of us for the three months ended March 31, 2006, and for the three months ended March 31, 2005. Accordingly, no distinction is made between us, Berliner Communications and BCI for the purposes of following period- to- period comparison.
Revenues. We had revenues of $8.5 million for the three months ended March 31, 2006, versus $3.8 million for the three months ended March 31, 2005. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 73% and 66% in the three months ended March 31, 2006, and 2005, respectively. Revenues from real estate site acquisition and zoning services accounted for approximately 10% and 16% in both of the three months ended March 31, 2006, and 2005, respectively. Revenues from radio frequency engineering and network services accounted for approximately 14% and 13% in the three months ended March 31, 2006, and 2005, respectively. The increase in revenues in the three months ended March 31, 2006, versus the three months ended March 31, 2005, is due to increased spending from our customers in infrastructure and equipment construction including modifications to existing installations in order to improve their networks in preparation for future offerings of video and music offset by reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Costs of Revenues. Our cost of revenues was $6.5 million for the three months ended March 31, 2006, versus $2.8 million for the three months ended March 31, 2005. Cost of revenues for the three months ended March 31, 2006 includes approximately $143,100 in costs associated with site acquisition that we recorded on the completed contract basis incurred without receipt of purchase orders from our customer, which were received in April of 2006.
Gross Margin. Our gross margin for the three months ended March 31, 2006, was $2.1 million as compared to $1.0 million for the three months ended March 31, 2005. Our gross margin as a percentage of revenues of approximately 24.2% for the three months ended March 31, 2006, as compared to 25.5% for the three months ended March 31, 2005, which can be attributed to the shift in the type of revenues generated in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which generate less gross margins than new construction contracts. In addition, we have not been able to generate as high of gross margins from our construction revenue due to increase competition in the current period versus the comparable period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 32% during three months ended March 31, 2006, to $2.4 million from $1.8 million in the three months ended March 31, 2005. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing and related costs to support the 128% increase in revenues.
Selling, general and administrative expenses for the three months ended March 31, 2006, consisted primarily of approximately (i) $1.5 million of salaries and benefits, (ii) $14,700 of legal and professional fees, (iii) $177,600 of business insurance, (iv) $149,500 of office rents, (v) $108,600 of travel and entertainment, (vi) $205,800 of office expenses including telephone and utilities and (vii) $232,500 of other general operating expenses. Selling, general and administrative expenses for the three months ended March 31, 2005, consisted primarily of approximately (i) $1.0 million of salaries and benefits, (ii) $94,900 of legal and professional fees, (iii) $153,500 of business insurance, (iv) $110,800 of office rents, (v) $77,500 of travel and entertainment, (vi) $115,400 of office expenses including telephone and utilities and (vii) $ 241,100 of other general operating expenses. We anticipate that selling, general and administrative expenses will remain constant during our fourth quarter of fiscal 2006.
Depreciation. Depreciation recorded on fixed assets during the three months ended March 31, 2006, totaled approximately $62,200 as compared to approximately $76,600 for the three months ended March 31, 2005. The decrease in depreciation is due to certain assets becoming fully depreciated.
Loss in Equity Investments. Loss in equity investments resulted from our minority ownership interest in gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” Paciugo is accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. The values of our outstanding equity interests, other than Paciugo, had been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We sold our interest in Paciugo on December 31, 2005 and recorded a gain of $200,000.
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

Nine months ended March 31, 2006 Compared to Nine months ended March 31, 2005
Since the Acquisition is being accounted for as a recapitalization of Old Berliner, the following discussion is based upon the operations of us for the nine months ended March 31, 2006, as compared to the historical operations for Old Berliner for the nine months ended March 31, 2005. Accordingly, no distinction is made between us, Berliner Communications and BCI for the purposes of following period- to- period comparison.
Revenues. We had revenues of $28.3 million for the nine months ended March 31, 2006, versus $11.6 million for the nine months ended March 31, 2005. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 75% and 64% in the nine months ended March 31, 2006, and 2005, respectively. Revenues from real estate site acquisition and zoning services accounted for approximately 7% and 18% in both of the six months ended March 31, 2006, and 2005, respectively. Revenues from radio frequency engineering and network services accounted for approximately 13% and 10% in the nine months ended March 31, 2006, and 2005, respectively. The increase in revenues in the nine months ended March 31, 2006, versus the nine months ended March 31, 2005, is due to increased spending from our customers in infrastructure and equipment construction including modifications to existing installations in order to improve their networks in preparation for future offerings of video and music offset by reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Costs of Revenues. Our cost of revenues was $21.3 million for the nine months ended March 31, 2006, versus $7.5 million for the nine months ended March 31, 2005. Cost of revenues for the nine months ended March 31, 2006 includes approximately $143,100 in costs associated with site acquisition that we recorded on the completed contract basis incurred without receipt of purchase orders from our customer, which were received in April of 2006.
Gross Margin. Our gross margin for the nine months ended March 31, 2006, was $7.0 million as compared to $4.1 million for the nine months ended March 31, 2005. The decrease in gross margin as a percentage of revenues of approximately 10.8% can be attributed to the shift in the type of revenues generated in the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and installation contracts. In addition, we performed more modification contracts, which generate less gross margins than new construction contracts. In addition, we have not been able to generate as high of gross margins from our construction revenue due to increase competition in the current period versus the comparable period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 34% during the nine months ended March 31, 2006, to $6.6 million from $5.0 million in the nine months ended March 31, 2005. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with being a public company as well as increased staffing and related costs to support the 144% increase in revenues from the comparable periods.
Selling, general and administrative expenses for the nine months ended March 31, 2006, consisted primarily of approximately (i) $4.2 million of salaries and benefits, (ii) $198,900 of legal and professional fees, (iii) $538,700 of business insurance, (iv) $443,100 of office rents, (v) $333,600 of travel and entertainment, (vi) $362,400 of office expenses including telephone and utilities and (vii) $587,000 of other general operating expenses. Selling, general and administrative expenses for the nine months ended March 31, 2005, consisted primarily of approximately (i) $2.9 million of salaries and benefits, (ii) $167,900 of legal and professional fees, (iii) $506,500 of business insurance, (iv) $377,300 of office rents, (v) $194,300 of travel and entertainment, (vi) $274,300 of office expenses including telephone and utilities and (vii) $554,600 of other general operating expenses. We anticipate that selling, general and administrative expenses will remain constant during our fourth quarter of fiscal 2006.
Depreciation. Depreciation recorded on fixed assets during the nine months ended March 31, 2006, totaled approximately $186,300, as compared to approximately $238,700 for the nine months ended March 31, 2005. The decrease in depreciation is due to certain assets becoming fully depreciated.
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
Other Income. Other income during the nine months ended March 31, 2006, includes a recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.
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
Liquidity and Capital Resources
At March 31, 2006, we had consolidated current assets of approximately $10.4 million, including, without limitation, cash and cash equivalents of approximately $647,500 and net working capital of approximately $1.6 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. We do not currently believe that private placements of common and preferred stock will be available in the near term. Principal uses of cash during the three months ended March 31, 2006, have been to fund (i) working capital requirements; (ii) capital expenditures; and (iii) reductions in debt.
On March 17, 2005, we concluded negotiations with Presidential Corporation of Delaware Valley (“Presidential”) regarding the establishment of a credit facility for BCI. A total of $1,250,000 in financing is available under the agreement with Presidential and approximately $424,500 was outstanding as of March 31, 2006. Presidential has a security interest on all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility.
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
As of March 31, 2006, our backlog was approximately $12.2 million and we currently anticipate completing those backlog orders by September 30, 2006.
BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, would jeopardize our ability to continue as a going concern. Due to these factors, we intend to seek additional financing within the next twelve months, from Presidential or another lender.
The net cash provided (used in) by operating, investing and financing activities for the nine months ended March 31, 2006, and 2005, respectively, is summarized below:
Cash provided by operating activities in the nine months ended March 31, 2006, totaled approximately $481,500 and operating activities used $1.0 million for the nine months ended March 31, 2005. During nine months ended March 31, 2006, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $525,800, an increase in accounts receivable of approximately $3.8 million due to increased revenue during the nine months ended March 31, 2006, a decrease in inventories of approximately $109,700 due to usage and controls, a decrease in prepaid and other assets of approximately $174,600 due to amortization of our business insurance, an increase in accounts payable of approximately $1.5 million and an increase in accrued liabilities of approximately $2.0 million mainly contributable to subcontracts costs associated with our increased revenues. In the nine months ended March 31, 2005, cash flow used by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $850,200, a decrease in accounts receivable of approximately $10,200, a decrease in inventories of approximately 56,000, an increase in prepaid expenses and other assets of approximately $319,500 and an increase in accounts payable and accrued liabilities of approximately $76,500.

Investing activities provided and used approximately $26,400 and $72,000 in the nine months ended March 31, 2006, and 2005, respectively. The primary net cash provided by investing activities was the sale of our interest in Paciugo and the purchase of fixed assets for the nine months ended March 31, 2006 and the primary net cash used in the nine months ended March 31, 2005, was the purchase of fixed assets.
Financing activities used approximately $262,900 and $162,700 in the nine months ended March 31, 2006, and 2005, respectively. During the nine months ended March 31, 2006 financing activities used were payments against the Presidential credit facility net of borrowings of approximately $71,300 and reductions of other debt obligations net of borrowings of approximately $106,500. During the nine months ended March 31, 2005, the primary net cash used by financing activities was net payments on long-term debt and capital leases from Presidential of approximately $213,900 and net borrowings from Presidential of approximately $51,200.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of interest rate and other risks. We have investments in money market funds of approximately $354,900 at March 31, 2006. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not materially affect profitability.
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
We continue at this time to function, in essence, as an early stage company. We expect to continue to struggle with capital constraints, limited market presence, inadequate processes and systems, limited customer and supplier relationships, intense demands on management resources and limited insight into industry trends and conditions that may exist or emerge, among other things. Further, as an early stage company, it is impossible to accurately determine whether our business model is viable over the long term.
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
As a result, our prospects must be considered in light of the many risks, expenses, delays and difficulties encountered by companies in their early stages of development. It is important to note that the growth we seek is extremely rare.
We may need additional financing, almost immediately, to grow our business.
Our current operations may not be sufficient to allow us to pursue our business strategy on a long-term basis. We may elect to seek additional working capital to expand our operations. Such working capital may not be available to us on commercially reasonable terms, or at all. To the extent we are unable to increase our working capital assets, our growth, and potentially our viability, could be jeopardized.
We have a history of losses and we anticipate that our combined operations will generate losses in the short term.
With the exception of a one-time gain due largely to the extinguishment of debt, we incurred net losses for the years ended December 31, 2002, 2003, and 2004. We incurred a net loss in 2002 in the amount of $5.1 million. We did have net income of $5.4 million for the year ended December 31, 2003, but it resulted from a gain on the extinguishment of a debt of $7.2 million. For the year ended December 31, 2004, we incurred a loss of $836,800 and we incurred a net loss of $1.2 million for the six months ended June 30, 2005. Among other things, our status as a public company significantly contributes to our operating costs. We anticipate that we will continue to incur operating losses until we are successful in generating significant additional revenues to support our level of operating expenses. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase, perhaps materially, in the future.
Since the percentage of our revenues derived from construction-related activities continues to increase, our gross margins may suffer.
We historically earned lower relative gross margins on engineering and construction-related activities. We typically performed our own network design-related, site acquisition-related services and hired subcontractors to perform engineering and construction services under our direct management. Subcontracted work generally carries lower profit margins than self-performed work. Our construction-related services have proportionally increased over the past several quarters. If the proportion of construction-related services we deliver continues to increase, then our gross margins and net income may suffer.
We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.
For the three months ended March 31, 2006, we derived 93% of our total revenues from our six largest customers and for the three months ended March 31, 2005, we derived 89% of our total revenues from our three largest customers. For the nine months ended March 31, 2006, and 2005, we derived 88% and 86%, respectively, of our total revenues from our five largest customers. For the years ended December 31, 2004, and 2003, we derived 87% and 83%, respectively, of our total revenues from our six and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of our professional reputation. As consolidation continues in the wireless service industry, we may become dependent on an even smaller number of customers. To the extent that our performance does not meet client expectations or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
If we experience delays and/or defaults in customer payments, we could be unable to cover all expenditures.
Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from our customer in amounts insufficient to cover expenditures on client projects. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

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
Wireless service providers may continue to delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring 3G licenses, many providers have delayed deployment of 3G networks. Since we expect that a substantial portion of our growth will be derived from our services related to new technologies, further delays in the adoption and deployment of these technologies, such as 3G, would negatively affect the demand for our services and our ability to grow our revenues.
We bear the risk of cost overruns in some of our contracts.
We conduct our business under various types of contractual arrangements. In terms of dollar-value, a majority of our contracts are guaranteed maximum or lump sum contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established, in part, on cost and scheduling estimates, which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If those estimates prove inaccurate, or circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.
If we guarantee the timely completion or performance standard of a project, we could incur significant, additional costs.
In some instances and in many of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. The contract sometimes provides that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project falls short of guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve such performance standards. In some cases, where we fail to meet those performance standards, we may also be subject to agreed-upon liquidated damages. To the extent that these events occur, the total cost of the project would exceed its original estimates and we could experience reduced profits or, in some cases, a loss for that project.
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
As a service business, our ultimate success depends significantly on our ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical and interpersonal skills. Competition for employees with the required range of skills fluctuates, depending on customer needs, and can be intense, particularly for radio frequency engineers. At times, we have had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, we must fully and properly train our employees according to our customers’ technology requirements and deploy and fully integrate each employee into our customers’ projects. Increased competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly and resource constraints may impede our ability to quickly and effectively train and deploy all of the personnel required to staff a large project.
We are dependent on subcontractors and suppliers.
We rely upon subcontractors to perform services in order to fulfill our contractual obligations. Even though we do not rely on any one subcontractor and use available subcontractors that can meet our timeframes and contractual requirements, we are exposed to the risk that we will be unable to subcontract for services necessary to meet customer expectations or to subcontract for such services on terms that are advantageous or favorable to us.
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
Past and future environmental, safety and health regulations could impose on us significant additional costs that would negatively affect our operations.
Our operations are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our future operations. If we fail to comply with existing or future environment, safety and health regulations, we could be subject to fines or criminal or civil prosecution, which could significantly increase our expenses. Likewise, we may incur additional expenses in complying with future regulations, which could reduce our profits or increase our losses.
We are vulnerable to the cyclical nature of the market we serve.
The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. The telecommunications market, where we principally compete, is particularly cyclical in nature with normal cycles lasting between three and five years. Due to the recent consolidations and new technology, we believe the current cycle that is in its third year will last longer than five years. Such industries have historically been and will continue to be vulnerable to general downturns. As a result,

Old Berliner’s past results have varied considerably and our performance may continue to be volatile, depending upon the demand for future projects in the industry.
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
Historically, purchases of Old Berliner’s services by customers often entailed a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. We may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand our customer base. As a result of lengthy sales cycles, we expect to continue to incur relatively high costs to generate new business.
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