Form 10-K
period 2006-06-30
BERLINER COMMUNICATIONS INC
filed 2006-09-28
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD                      TO
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐      No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on December 31, 2005, was approximately $1,310,000.
As of September 28, 2006, 17,134,857 shares of the registrant’s common stock, par value $0.00002, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

PART III —	Incorporated by reference to the registrant’s proxy statement to be mailed or sent to securities holders on or about October 27, 2006.

PART I
ITEM 1. BUSINESS
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Certain information included in this Annual Report on Form 10-K and in other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Annual Report should only be read in the context described under “Risk Factors and Forward-Looking Statements” on Page 6, and 22, respectively.
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
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stock, holders of all of our Series D Preferred Stock, and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock that was filed with the Delaware Secretary of State on September 16, 2005, as follows:
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
The deemed dividend on the Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred holders as of the date of the Voting Agreement over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount was deemed to represent a return to the preferred holders and therefore, has been treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.
Business
Founded in 1995, Old Berliner originally provided wireless carriers with comprehensive real estate site acquisition and zoning services. Over the course of the following 10 years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the acquisition, BCI carries on the historical operations of Old Berliner. Unless otherwise specified or otherwise clear from the context, each reference to “we,” “us,” “our” or to “the Company” in this prospectus will be deemed to be a reference to us, our operating subsidiary, BCI Communications and the historical operations and activities of Old Berliner prior to February 18, 2005.
Real Estate Site Acquisition and Zoning. We began our business providing primarily real estate site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennas and equipment. The telecommunications companies are typically able and willing to pay fees for the rights to place their equipment in such strategic locations. Facility owners, on the other hand, are eager to earn additional income from their properties, which have access to mobile traffic. We generate fees by introducing telecommunications companies and real estate managers. We identify appropriate properties, negotiate the transactions and handle the administrative details. We also use our accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities. We also offer customers assistance in acquiring all necessary permits, entitlements and approvals that may be required by municipalities. We also prepare all zoning applications that may be needed, attend any necessary hearings and obtain any required land use permits to begin installation. During such a phase, we work to build community support for wireless infrastructure and services and respond to any community protests or concerns. Outsourcing this function often keeps carriers out of the public eye during potentially controversial and emotional responses from community members and potential customers. Project management includes vendor management, project preparation and engineering and construction coordination.
Infrastructure Equipment Construction and Installation. As the wireless telecommunications industry changed rapidly during the mid-1990’s, we adapted by adding infrastructure equipment construction and installation services to our suite of offerings. The quality of the installation work in a system build-out is one of the most critical aspects of its performance. Once the necessary site acquisition steps have been completed, materials to construct a tower are ordered from a fabricator. Installation can involve clearing sites, laying foundations, bringing in utility lines and installing shelters and towers. Once finished, equipment installation is performed, as well as any landscaping of the site. The tower is now ready to be put into service once the remainder of the network is completed. Installation may start once the preliminary work has been completed and the individual “cell site” or switch location is ready to be built. We manage everything from “one-off” to “long-range” installation projects, which involve various facets of the telecommunications business. Every site is tested with a simulation to see what levels of line loss exist and how the transmission systems perform.
Radio Frequency and Network Design and Engineering. Toward the end of the 1990’s, we saw that the industry was undergoing additional changes and took the opportunity to enter yet another service area. Specifically, we noticed that companies in the wireless industry were reducing their engineering services staff in order to cut internal costs, but were still in need of such services. In response, we added radio frequency and network design and engineering services to our portfolio by purchasing Wireless Systems Consulting, Inc. in December of 1997. As a result of that acquisition, our service offerings were expanded to include designing and engineering wireless networks based on the radio frequency that will be used, the types of transmission equipment and technology that will be employed and the power that will be required by the system. Wireless network designs are based on projected subscriber density, traffic demand and desired coverage area. The initial system design is intended to optimize available radio frequency and to result in the highest possible signal quality for the greatest portion of projected subscriber usage base within existing technical constraints. Based on such initial guidelines, potential sites are identified and ranked. This process is known as identifying “search rings.”
Radio Transmission Base Station Modification. We are currently performing cellular base station upgrades and modifications for wireless telecommunications carriers. This work involves upgrades to existing hardware as well as adding new hardware such as radios, duplexers, power systems and site controllers, and is essential for enhancing network capacity and paving the way to the deployment of 3G, and even fourth generation (“4G”), systems. In order to minimize the impact on existing wireless customers, most of the upgrade or modification work must be performed at night during a so-called “maintenance window” between the hours of 11:00 PM and 5:00 AM. Carriers generally entrust this kind of work only to trained, capable vendors who can reliably and successfully complete the work at each site during such timeframes.
In-Building Network Design, Engineering and Construction. We offer complete in-building solutions that involve distributed antennae for wireless coverage in malls, shopping centers, office buildings and airports and may include voice services (using cellular or personal communications services (“PCS”) and wireless private branch exchange (“PBX”) technologies), data services (including 802.11 (2.4 and 5 GHz)), enhanced coverage for safety spectrum (police, fire and rescue) and wireless primary and secondary broadband backbones, synchronous optical networks (“SONET’s”) and campus connections.
Project Management. We also supervise all of the efforts associated with a project, whether it involves one or more of the foregoing services or a “turn-key” solution, so the carrier can ultimately broadcast from the newly configured site.
Specialty Communication Services. We plan to commence providing specialty communication systems that are wireless networks designed to improve productivity for a specified application by communicating data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive.
Competition
The telecommunications industry is highly competitive. Because of its modest size and wide breadth of service offerings, it is difficult to identify our competitors. However, we currently believe that they include LCC International, Inc., Wireless Facilities, Inc., CH2M Hill Companies, Ltd., and Andrew Corp., and in some instances, Bechtel Corporation (“Bechtel”), General Dynamics Corporation (“General Dynamics”) and Ericsson, Inc. (“Ericsson”). Many of these competitors have greater capital resources, longer operating histories, larger customer bases, and more established industry relationships than we do. In addition, we attempt to distinguish ourselves from our competitors by being adaptable in order to be responsive to carrier specific tasks that arise during any given engagement for services.
Government Regulation
Although we are not directly subject to any FCC or similar government regulations, the wireless networks that we design, deploy and manage are subject to them. Those requirements dictate that the networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases, accept interference from other services. Those networks are also subject to certain state and local government regulations and requirements.
Major Suppliers and Vendors
Historically, we have relied upon subcontractors to perform services in order to fulfill our contractual obligations. Currently, the costs attributable to subcontractors represent approximately 60% of our cost of revenues. We do not rely on any one subcontractor, and we utilize subcontractors that are available and can meet our timeframes and contractual requirements.

Due to our reliance on subcontractors, we are exposed to the risk that we will be unable to subcontract for services necessary to meet customer expectations or to subcontract for such services on terms that are advantageous or favorable to us.
Major Customers
For the year ended June 30, 2006, we derived 83% of our total revenues from our four largest customers. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2006, Sprint Nextel Corporation (“Sprint/Nextel”) represented 43%, T-Mobile USA, Inc. (“T-Mobile”) represented 20%, General Dynamics Corporation (“General Dynamics”) represented 12% and MetroPCS Communications, Inc. (“MetroPCS”) represented 8%. During the six months ended June 30, 2005, we had four customers that collectively comprised approximately 86% of our net revenues. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. In the six months ended June 30, 2005, Sprint/Nextel represented approximately 45%, T-Mobile represented 25%, General Dynamics represented 10% and Spectra Site Communications, Inc. (‘Spectra Site”) represented approximately 7%.
We had five customers, which collectively comprised approximately 87% of net revenues for the year ended December 31, 2004. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for such calendar year. In particular, T-Mobile represented approximately 32%, Sprint/Nextel represented approximately 31%, General Dynamics represented approximately 12%, Spectra Site represented approximately 7% and SBA Network Services (“SBA”) represented approximately 6% of net revenues for the year ended December 31, 2004. For the year ended December 31, 2003, we derived 86% of our total revenues from our four largest customers. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10%. During 2003, Bechtel represented approximately 36%, Sprint/Nextel represented approximately 34%, T-Mobile represented approximately 14% and General Dynamics represented approximately 4% of our net revenues. The loss of an individual or a combination of those customers would have a material adverse effect on consolidated revenues.
Seasonality
Incidents of inclement weather, particularly in the winter months, hinder our ability to complete certain outdoor activities relating to the provision of our services. Demand for our services is typically higher in the last few months of the calendar year, due primarily to acceleration of most customers’ capital expenditures for completing year-end projects, with a corresponding decrease in activity during the first few months of the following calendar year, typically because customers are evaluating their plans for such capital expenditures for the coming year during that period.
Backlog
As of June 30, 2006, and 2005, our backlog was approximately $9.5 million and $7.0 million, respectively. We currently anticipate completing those backlog orders by December 31, 2006.
Employees
As of June 30, 2006, we employed 155 full-time and three part-time employees. We anticipate the need to increase our work force as additional contracts for projects are received. None of our employees are represented by labor unions.
ITEM 1A. RISK FACTORS
We may need additional working capital, the lack of which would likely have a significant negative impact on our ability to grow our business.
Although we have increased our current working capital, we may require additional working capital in order to fund the growth of our operations. If adequate funds are not available on terms acceptable to us, we may not be able to effectively grow our operations and expand our business. Our ability to fund our operations and corporate infrastructure is directly related to the continued availability of these and other funding sources.

In order to grow our business, we may incur significant operating, borrowing and other costs. Should our operations require additional funding or our capital requirements exceed current estimates, we could be required to seek additional financing in the future. We can provide no assurances that we would be able to raise such financing when needed or on acceptable terms. As a result, we may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of our operations. Further, if we are able to access additional capital through borrowings, such debt would increase our debt obligations, which could have a material adverse effect on our financial condition, results of operation or cash flows.
Old Berliner has had a history of losses and may never achieve sustained profitability.
Although we had net income during the year ended June 30, 2006, we may not be profitable in future periods, either on a short or long-term basis. Prior to our most recent year end, Old Berliner had historically incurred net losses. Old Berliner incurred a net loss of approximately $836,800 and $1.2 million for 2004 and the six months ended June 30, 2005, respectively. Although Old Berliner did have net income of $5.4 million for the year ended December 31, 2003, it was primarily the result of a gain on the extinguishment of a debt of $7.2 million. We can provide no assurances that losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenues decline or do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.
If the percentage of our revenues derived from construction-related activities increases, our gross margins may suffer.
We have historically earned lower relative gross margins on engineering and construction-related activities. We typically perform our own network design-related, site acquisition-related services and hire subcontractors to perform engineering and construction services under our direct management. Subcontracted work generally carries lower profit margins than self- performed work. If the proportion of construction-related services we deliver increases, then our gross margins and net income may suffer.
We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.
For the year ended June 30, 2006, we derived 83% of our total revenues from our four largest customers. For the six months ended June 30, 2005, we derived 86% of our total revenues from our four largest customers. For the years ended December 31, 2004, and 2003, Old Berliner derived 87% and 86%, respectively, of its total revenues from its six and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
Recent and continuing consolidations among wireless service providers may result in a significant reduction in our existing and potential customer base, and, if we are unable to maintain our existing relations with such providers or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.
The level of merger activity among telecommunications operators has increased markedly in the past three years and this trend is continuing. One of our customers, Sprint, has merged with Nextel. These consolidations have and will reduce the number of companies comprising that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. Because we have historically derived a significant portion of our revenues in any given year from a limited number of customers, we may not be able to reduce costs in response to any decrease in our revenues. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.

If we experience delays and or defaults in customer payments, we could be unable to cover all expenditures.
Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from our customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.
Many of our customers face difficulties in obtaining financing to fund the expansion of their wireless networks, including deployments and upgrades, which may reduce demand for our services.
Due to downturns in the financial markets which began in 2000, and specifically within the telecommunications financial markets, many of our customers or potential customers have had and may continue to have trouble obtaining financing to fund the expansion or improvement of their wireless networks. Some customers have also found it difficult to predict demand for their products and services. Most vulnerable are customers that are new licensees and wireless service providers who have limited sources of funds from operations or have business plans that are dependent on funding from the capital markets. Our customers may slow or postpone deployment of new networks and development of new products, which reduces the demand for our services.
Our business is dependent upon our ability to keep pace with the latest technological changes.
The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating wireless networks that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.
Our success is dependent on growth in the deployment of wireless networks and new technology upgrades, and to the extent that such growth slows, our business may be harmed.
Telecommunications carriers are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and general economic conditions in the United States and internationally. If the rate of network deployment slows and carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.
The uncertainty associated with rapidly changing telecommunications technologies may also negatively impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.
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
Our dependence on subcontractors and equipment manufacturers could adversely affect us.
We rely on third-party subcontractors as well as third-party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.
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
We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, we may incur significant costs in meeting workforce demands.
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

We may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet our contractual obligations or maintain the quality of our services.
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
If we are unable to identify and complete future acquisitions, we may be unable to continue our growth.
We may not be able to identify suitable acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced over the last three fiscal years may decline.
ITEM 2. PROPERTIES
As of June 30, 2006, we had leases or contractual arrangements to utilize approximately 57,100 square feet for its operations, as set forth below:

	Size in		Monthly	End of
Location	Square Feet	Description	Cost	Lease Term
20 Bushes Lane Elmwood Park, NJ	15,800	Single-story brick building (office and warehouse space)	$8,637	December of 2008

97 Linden Avenue* Elmwood Park, NJ	13,000	Single-story brick building (office and warehouse space)	$19,023	June of 2008

263 Molnar Elmwood Park, NJ	1,800	Single-story brick building (parking and warehouse space)	$3,200	October of 2007

1100 Taylors Land Cinnaminson, NJ	10,209	Single-story brick building (office and warehouse space)	$5,496	November of 2006

7402 Virginia Manor Road Beltsville, MD	9,580	Single-story brick building (office and warehouse space)	$10,790	June of 2008

11861 North Profit Road Forney, TX	6,000	Single-story metal building (office and warehouse space)	$1,675	Month to Month

215 Pineda Longwood, FL	4,500	Single-story brick building (office and warehouse space)	$2,107	September of 2007

1460 S.W. Third Street Pompano, FL	2,600	Single-story brick building (office and warehouse space)	$2,227	May of 2008

2591 Dallas Parkway Frisco, TX	135	Six-story brick building (office space)	$1,122	April of 2007

*	We sublease one-half of this space
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

From	To	Ticker	Market
September 17, 2006	Present	BERL	OTCBB
January 1, 2002	September 16, 2006	NVNW	OTCBB
December 12, 2000	December 31, 2001 *	NVNW	NASDAQ
November 22, 2000	December 11, 2000	EVNT	NASDAQ
August 25, 1999	November 21, 2000	EVNT	OTCBB
Prior to August 25, 1999		ADII	OTCBB

*	Trading was halted by NASDAQ from July 30, 2001, until December 31, 2001.
The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ending	Low	High
June 30, 2006	$0.55	$2.25
March 31, 2006	0.30	2.00
December 31, 2005	0.25	1.01
September 30, 2005	0.0091	0.25
June 30, 2005	2.40	7.50
March 31, 2005	2.40	8.40
December 31, 2004	1.50	8.40
September 30, 2004	6.60	10.20
June 30, 2004	6.30	9.00
March 31, 2004	6.00	9.60
December 31, 2003	6.00	12.00
September 30, 2003	5.10	15.00
June 30, 2003	9.00	21.00
March 31, 2003	12.00	24.00
Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.
As of June 30, 2006, there were 1,196 record holders of our common stock.
Recent Sales of Unregistered Securities
None

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of June 30, 2006, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

	(A)	(B)	(C)
			Number of securities
			remaining available for
	Number of Securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (A)
Equity Compensation on Plans Approved by Security Holders	501,024 (a)	$ 70.82	2,094,205
Equity Compensation on Plans Not Approved by Security Holders	18,704 (b)	$ 6,787.76	None

	519,728	$ 12.63	2,094,205

(a)	Represents options granted under our 1999 Omnibus Securities Plan and our 2001 Equity Incentive Plan, each of which was approved by our stockholders (the “Option Plans”).

(b)	Represents options granted under stand-alone option agreements, which were not associated with the Option Plans, and which vested over three or four-year periods.
Dividend Policy
The holders of our common stock are entitled to receive dividends at such time and in such amounts as may be determined by our Board of Directors. However, we have not paid any dividends in the past and do not intend to pay cash dividends on our common stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents consolidated selected financial information. The statement of operations data for the year ended June 30, 2006, the six months ended June 30, 2005 and the years ended December 31, 2004, and 2003, has been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the six months ended June 30, 2004, has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.
Since the Acquisition was settled through the issuance of a controlling interest in our common stock, Old Berliner is deemed to be the acquirer for accounting purposes and adopted the accounting year end of June 30 during 2005. Furthermore, since we were deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner.
The information included in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited and unaudited consolidated financial statements and accompanying notes thereto included elsewhere herein. We operate in one business segment providing real estate acquisition and zoning services, radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services to wireless communications carriers.

		Six months ended		Year ended
	Year ended	June 30,		December 31,
	June 30, 2006	2005	2004	2004	2003
	(Unaudited)
Statement of Operations data:
Revenues	$39,325,312	$10,196,270	$7,421,961	$15,285,904	$17,955,834
Costs of revenues	28,202,105	7,339,171	4,926,639	9,604,839	13,098,669

Gross margin	11,123,207	2,857,099	2,495,322	5,681,065	4,857,165

Selling, general and administrative expenses	9,447,967	3,830,947	2,939,614	6,123,328	5,898,143
Depreciation	246,503	139,220	180,832	342,934	580,207
(Gain) loss on sale of fixed assets	(6,627)	(22,785)	(13,972)	(9,699)	45,445

Income (loss) from operations	1,435,364	(1,090,283)	(611,152)	(775,498)	(1,666,630)

Other (income) expense
Interest expense	73,626	22,282	19,114	46,813	34,112
Interest income	(14,046)	(5,487)	(550)	(1,639)	(12,763)
(Income) loss in equity of investments	(97,995)	93,982	—	—	—
Gain on extinguishment of debt	—	—	—	—	(7,171,119)
Other	85,201	(3,895)	—	—	—

Income (loss) before income taxes	1,388,578	(1,197,165)	(629,716)	(820,672)	5,483,140

Income tax expense (recovery)	133,427	(6,581)	(1,840)	16,160	44,250

Net income (loss)	1,255,151	(1,190,584)	(627,876)	(836,832)	5,438,890

Deemed Series B and D preferred dividends	19,935,779	—	—	—	378,355

Net loss allocable to common shareholders	$(18,680,628)	$(1,190,584)	$(627,876)	$(836,832)	$5,060,535

Net loss per common share — basic and diluted	$(1.38)	$(2.36)	$(9.31)	$(12.41)	$91.27

Weighted average number of common shares outstanding — basic and diluted	13,581,842	504,438	67,414	67,414	55,446

Balance Sheet data:
Cash and cash equivalents	$534,350	$402,432	$211,162	$453,818	$137,870
Working capital	$2,611,496	$1,232,152	$1,100,183	$679,889	$1,554,608
Total assets	$14,255,619	$7,516,194	$5,035,792	$5,192,579	$7,244,206
Long term liabilities	$186,850	$254,010	$719,594	$431,461	$683,333
Total liabilities	$11,097,171	$5,709,058	$3,953,061	$4,318,802	$5,533,597
Stockholders’ equity	$3,158,448	$1,807,136	$1,082,732	$873,777	$1,710,609

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes found on pages F-1 to F-21 of this Annual Report.
Basis of Presentation
Since the Acquisition was settled through the issuance of a controlling interest in Novo Network, Inc.’s common stock, Old Berliner was deemed to be the acquirer for accounting purposes and during 2005 adopted the accounting year end of June 30. Furthermore, since we were deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner.
We operate in one business segment providing real estate acquisition and zoning services, radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services to wireless communications carriers.
The consolidated statement of operations for the six months ended June 30, 2005, gives effect to the recapitalization of Old Berliner, as if it occurred on January 1, 2005, and includes the accounts of Berliner and BCI, its wholly owned subsidiary, since the date of the Acquisition. The unaudited consolidated statement of operations for the six months ended June 30, 2004, and the audited consolidated statement of operations for the years ended December 31, 2003, and 2004 are the accounts of Old Berliner.
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
Finally, as new technologies are continuously developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as late second generation, third generation and fourth generation (“2.5G”, “3G” and “4G,” respectively), onto an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.

Growth and Evolution of the Wireless Telecommunications Industry
Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. In a report by the Cellular Telecommunications and Internet Association published in April, 2006, there were approximately 207.9 million wireless subscribers in the United States in 2005, an increase of 7% over the prior year that accounted for approximately $8.6 billion wireless service revenue from data applications, an increase of 86%.
Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more accessible. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies, such as those embodied in 3G and 4G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, Wi-Fi, WiMax, music on-demand, m-banking, locations-based services and interactive games.
Industry Challenges
Around the middle of 2000, the major wireless carriers began evaluating their costs for engineering and constructing wireless sites, and as a result, those expenses became an important issue. At that time, several well-funded private and public firms entered the industry as high-level general contractors. Bechtel, General Dynamics, Ericsson and other similarly situated companies put themselves between the larger wireless service providers, like Sprint, Nextel, AT&T Wireless Services, Inc. (now known as New Cingular Wireless Services, Inc.) (“Cingular”),T-Mobile USA, Inc., and their former contractors, such as Old Berliner, by negotiating flat rate pricing. Many contracting firms entered into agreements with limited knowledge of the actual cost to complete the work, resulting in many lower than market bids. As a result, many smaller subcontractors could not compete at such reduced margins. During 2004, the wireless carriers also significantly reduced the number of sites they were going to build. These factors contributed to industry attrition in the equipment construction and installation sector. They also had a severe negative effect on Old Berliner’s profitability. We believe that now we have the size, scope and resources to re-establish our direct to carrier sales model due to our increased capabilities.
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
Another significant change affecting the wireless telecommunications industry was the implementation of Local Number Portability (“LNP”), which went into place in November of 2003. As previously noted, LNP allows a customer to take his or her telephone number with him or her to another carrier in the same geographic service area. We believe that such an occurrence prompted the major wireless carriers to re-examine ways to improve the performance of their networks, which may include an association with a smaller service provider, such as Berliner. Increased activations and decreased customer turnover were two other developments in 2003 that placed additional pressure on the networks. These factors have prompted the construction of additional sites, which could provide opportunities to provide additional services for such firms. This position is referred to as “tier one status.” As a “tier one” player, we receive purchase orders directly from the end user customer, the wireless carriers. This situation enhances our profitability by removing a layer of costs from our projects.
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
Key Drivers of Change in Our Business
Historically, the key drivers of change in the wireless telecommunications industry have been: (i) the issuance of new or additional licenses to wireless service providers; (ii) the introduction of new services or technologies; (iii) the increase in the number of subscribers served by wireless service providers, with the concomitant increase in usage by those subscribers and scarcity of wireless spectrum; (iv) the increasing complexity of wireless systems in operation; (v) the current consolidation in the telecommunications sector; and (vi) the advent of real spending to rebuild and improve Public Safety Networks that we call specialty communication services. Each of these key drivers is discussed below.
▪	The issuance of new or additional licenses to wireless service providers. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be deployed and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation must then be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance.

▪	The introduction of new services or technologies. Although wireless service providers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases have resulted in wireless service providers and equipment vendors focusing on their core competencies, and as a result, outsourcing an increasing portion of their network services. In addition, the Federal Communications Commission (the “FCC”), in November of 2003, began requiring wireless service providers to provide local number portability (“LNP”) to customers, which makes it easier for consumers to switch wireless service providers by giving consumers the ability to do so without changing their phone numbers. LNP increases the complexity of call processing, number administration, service assurance and network operations. We believe that nearly every United States-based wireless service provider has been and will continue upgrading its network in order to mitigate the potential for customer termination, or churn, as a result of the implementation of LNP. Such efforts involve providing both additional network capacity and expanded geographic coverage to address wireless customers’ perceptions of network quality.

▪	The increases in the number of wireless subscribers served by wireless providers. The increases in the number of subscribers served by wireless service providers, with the concomitant increase in usage by those subscribers and scarcity of wireless spectrum, require such carriers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

▪	The increasing complexity of wireless systems in operation. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies, such as 2.5G, 3G and 4G, with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.

▪	The current consolidation in the telecommunications sector. In light of recent consolidation in the telecommunications sector, wireless service providers are faced with issues regarding the integration of separate telecommunications networks. This may provide us with the opportunity to provide services relating to performing network compatibility testing and resolving integration solutions. We provide significant modification work to existing networks besides the construction of new wireless sites.
Plan of Operation
We must take the following steps within the next 12 months in order to increase our revenues and to continue to achieve increased profitability:
Increase Staffing
As a service provider, Berliner’s potential for growth will be limited, notwithstanding an increased demand for its services, to the extent that it does not have the ability to hire individuals with the requisite technical and field knowledge to provide such services. Because the services we offer are diverse, we may experience difficulty obtaining the appropriate level of staffing support in a timely and cost-effective manner.

Increase Subcontractor Base
As we experience increased demand for our services, we will have to be flexible and utilize subcontractors in order to meet construction schedules to the extent we are unable to staff such jobs with existing staff.
Increase Marketing Activities
Although Berliner has achieved some recognition in the wireless area, we believe that our typical customer may not be aware of our entire range of services. For example, one set of our customers may recognize us for our site acquisition and zoning or infrastructure equipment construction and installation services, without being aware that we also provide radio frequency and network design and engineering services. Accordingly, we have recognized a need to create and implement a marketing plan, quite possibly with the assistance of a professional marketing firm, with specific industry experience, to market us as a provider of the full range of wireless services. Our integrated service package might be of interest, not only to potential customers looking for complete “turn-key” solutions, but also clients who are more interested in an “a la carte” approach to their wireless needs.
Increase Business Development Activities
We recognize the need to increase its focus on business development and customer retention. We anticipate achieving this result though a variety of means, including, without limitation, increased exposure at trade shows and customer-sponsored events.
Seek Strategic Acquisitions
We will continue to look for acquisitions of compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have experience with an engineering capacity in a design-build format, an expansive customer base, and a favorable financial profile.
Major Customers
We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. Our customers generally include wireless carriers and other large companies involved in the telecommunications industry. In most cases, our actual customers are local or regional divisions of the large companies. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services could have a material adverse effect on our results of operations or financial condition (see section entitled “Business – Major Customers”).
FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Revenues. We had revenues of $39.3 million for the year ended June 30, 2006, versus $10.2 million for the six months ended June 30, 2005. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 74% and 71% in the year ended June 30, 2006, and in the six months ended June 30, 2005, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 10% and 11%, revenues from radio frequency engineering accounted for approximately 3% and 7%, and networks services accounted for 10% and 2% during the same periods, respectively. The increase in revenues in the year ended June 30, 2006, versus the six months ended June 30, 2005, is due to an additional six months of operations and the increased spending from our customers in infrastructure and equipment construction and installation and radio frequency engineering in order to improve their networks in preparation for future offerings of video and music and reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues was $28.2 million for the year ended June 30, 2006, versus $7.3 million for the six months ended June 30, 2005.

Gross Margin. Our gross margin for the year ended June 30, 2006, was $11.1 million or 28% of revenues as compared to $2.9 million or 28% of revenues for the six months ended June 30, 2005.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended June 30, 2006, to $9.4 million from $3.8 in the six months ended June 30, 2005. The increase in selling, general and administrative expenses during the year ended June 30, 2006, as compared to the six months ended June 30, 2005, resulted primarily from the additional six months of operations, additional costs due to an increased number of employees and additional office and warehouse facilities to handle our increased revenue. Selling, general and administrative expenses as a percentage of revenues decreased from 38% to 24% in the year ended June 30, 2006, as compared to the six months ended June 30, 2005 due to the increased revenues during the year ended June 30, 2006, without a corresponding increase in our selling, general and administrative expenses.
Selling, general and administrative expenses for the year ended June 30, 2006 consisted primarily of approximately (i) $5.9 million of salaries and benefits, (ii) $803,000 of business insurance, (iii) $438,600 of professional services, (iv) $594,200 of office rents, (v) $441,300 of travel and entertainment, (vi) $324,200 of office expenses including telephone and utilities, (vi) $172,000 of repairs and maintenance and (vii) $773,400 of other general operating expenses.
Depreciation. Depreciation recorded on fixed assets during the year ended June 30, 2006, totaled approximately $246,500, as compared to approximately $139,200 for six months ended June 30, 2005. The increase in depreciation is due to the sale of certain fixed assets and other fixed assets becoming fully depreciated and the comparison of a year versus six months.
Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. We sold our interest in Paciugo on December 30, 2005 and recorded a gain of $200,000.
Other (Income) Expense. Other (income) expense during the year ended June 30, 2006, totaled expense of approximately $85,200, as compared to approximately $3,900 for the six months ended June 30, 2005. The expense was comprised of an estimated liability for state sales tax for prior years offset by the recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.
Deemed preferred dividends. The deemed dividend on our Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred holders as of the date of the Voting Agreement over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount was deemed to represent a return to the preferred holders and therefore, has been treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.
SIX MONTHS ENDED JUNE 30, 2005 (AUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
Revenues. We had revenues of $10.2 million for the six months ended June 30, 2005, versus $7.4 million for the six months ended June 30, 2004. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 71% and 68% in the six months ended June 30, 2005, and 2004, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 11% and 20% in the six months ended June 30, 2005, and 2004, respectively. Revenues from radio frequency engineering accounted for approximately 7% and 4% in the six months ended June 30, 2005, and 2004, respectively. The increase in revenues in the six months ended June 30, 2005, versus the six months ended June 30, 2004, was due to increased spending from our customers in infrastructure and equipment construction and installation and radio frequency engineering in order to improve their networks in preparation for future offerings of video and music and reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Our cost of revenues was $7.3 million for the six months ended June 30, 2005, versus $4.9 million for the six months ended June 30, 2004.

Gross Margin. Our gross margin for the six months ended June 30, 2005, was $2.9 million or 28% of revenues as compared to $2.5 million or 34% of revenues for the six months ended June 30, 2004. The decrease in gross margin percentage was attributed to the shift in the type of revenues generated in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Historically, we have had higher margins on its real estate acquisition and zoning services but those margins have decreased in the six months ended June 30, 2005.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 30% during the six months ended June 30, 2005, to $3.8 million from $2.9 in the six months ended June 30, 2004. The increase in selling, general and administrative expenses during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted primarily from general administration costs of approximately $550,000 from Novo that included the salaries of two of our senior executives, legal and accounting fees associated with the Acquisition, business insurance and office expenses. In addition to the costs associated with the Acquisition, we incurred additional costs due to an increased number of employees and additional office and warehouse facilities to handle our increased revenue.
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
Depreciation. Depreciation recorded on fixed assets during the six months ended June 30, 2005, totaled approximately $139,200, as compared to approximately $180,800 for six months ended June 30, 2004. The decrease in depreciation is due to the sale of certain fixed assets and other fixed assets becoming fully depreciated.
Loss in Equity Investments. Loss in equity investments results from our minority ownership interest in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments.
FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003
Revenues. Old Berliner had revenues of $15.3 million for the year ended December 31, 2004, versus $18.0 million for the year ended December 31, 2003. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 73% and 85% in the years ended December 31, 2004, and 2003, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 20% and 7% in the years ended December 31, 2004, and 2003, respectively. The revenues decreased in the year ended December 31, 2004 as compared to the year ended December 31, 2003, is due to Old Berliner capturing less contracts, a shift in customer spending and less capital spending in the wireless telecommunications industry. Old Berliner recognized revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Cost of Revenues. Old Berliner’s cost of revenues was $9.6 million for the year ended December 31, 2004, versus $13.1 million for the year ended December 31, 2003.
Gross Margin. Old Berliner’s gross margin for the year ended December 31, 2004, was $5.7 million or 37% of revenues as compared to $4.9 million or 27% of revenues for the year ended December 31, 2003. The increase in gross margin percentage was attributed to the shift in the type of revenues generated in the year ended December 31, 2004, as compared to the year ended December 31, 2003. Historically, Old Berliner had higher margins on real estate acquisition and zoning services.
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
Depreciation. Depreciation recorded on fixed assets during the year ended December 31, 2004, totaled approximately $342,900, as compared to approximately $580,200 for year ended December 31, 2003.
Gain on Extinguishment of Debt. In the year ended December 31, 2003, Old Berliner had a gain on the conversion of its Series A Senior Cumulative Participating Mandatorily Redeemable Convertible Preferred Stock of approximately $7.2 million.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, we had consolidated current assets of approximately $13.5 million, including, cash and cash equivalents of approximately $534,400 and net working capital of approximately $2.6 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash during the year ended June 30, 2006, have been to fund capital expenditures and working capital requirements.
On March 17, 2005, we concluded negotiations with Presidential Corporation of Delaware Valley (“Presidential”) regarding the establishment of a credit facility for BCI totaling $1,250,000. Presidential has a security interest on all of the BCI assets and a guaranty from us as collateral for the repayment of any borrowings under the credit facility. The credit facility interest rate is prime plus two percent (2%) (as of June 30, 2006, the prime rate was 8.25%.) On July 28, 2006, Presidential increased the credit facility to $2,500,000 and we had approximately $1.1 million borrowed as of June 30, 2006. As of September 22, 2006, we had outstanding borrowings against the agreement with Presidential of $791,200.
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
We currently anticipate that any revenues in the future will be generated by the business operations of BCI. BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, would jeopardize our ability to continue as a going concern.
The net cash provided by or used in operating, investing and financing activities for the year ended June 30, 2006, and the six months ended June 30, 2005, respectively, is summarized below:
Cash used in operating activities in the year ended June 30, 2006, totaled approximately $223,700 as compared to cash used in operating activities of approximately $1.6 million in the six months ended June 30, 2005. During year ended June 30, 2006, cash flow used in operating activities primarily resulted from operating income, net of non-cash charges, of $1.6 million, an increase in accounts receivable of $7.2 million due to increased revenue during the year ended June 30, 2006, a decrease in inventories of $184,600, a decrease in prepaid expenses and other assets of $274,200, an increase in accounts payable of $3.1million, an increase in accrued liabilities of $1.6 million mainly contributable to subcontracts costs associated with our increased revenues and an increase in income tax payable of $128,000. In the six months ended June 30, 2005, cash flow used by operating activities primarily resulted from operating losses, net of non-cash charges, of $970,200, an increase in accounts receivable of $1.9 million, a decrease in inventories of $9,000, an increase in prepaid expenses and other assets of $32,700, an increase in accounts payable of $505,600 and an increase in accrued and other liabilities of $784,200.
Investing activities used $75,000 and $29,000 in the year ended June 30, 2006, and in the six months ended June 30, 2005, respectively. The primary net cash used in investing activities was the purchase of fixed assets offset by proceeds from the sale of fixed assets and an equity investment.
Financing activities provided $430,500 and used $155,200 in the year ended June 30, 2006, and in the six months ended June 30, 2005, respectively. The primary net cash provided in the year ended June 30, 2006, was additional borrowings and the primary net cash used in financing activities during the six months ended June 30, 2005, was to reduce our debt obligations.
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
The following represents our contractual obligations over the next five years (these amounts are inclusive of interest, which is immaterial):

		Payments due in fiscal year ended June 30,
	Total	2007	2008	2009	2010	2011
Long-term debt obligations	$536,625	$373,855	$57,210	$48,607	$43,873	$13,080

Capital lease obligations	57,186	33,095	15,512	3,765	4,094	720

Operating lease obligations	1,167,448	610,608	505,018	51,822	—	—

	$1,761,259	$1,017,558	$577,740	$104,194	$47,967	$13,800

Forward-Looking Statements
“Forward-looking” statements appear throughout this Annual Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Annual Report, including, without limitation, those risks identified in “Item 1A — Risk Factors”, could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Annual Report include, without limitation, the following:
Statements concerning our financial condition and strategic direction:
▪	our financial condition and strategic direction;

▪	our ability to continue as a going concern;

▪	our future capital requirements and our ability to satisfy our capital needs;

▪	the potential generation of future revenues;

▪	our ability to adequately staff our service offerings;

▪	opportunities for BCI from new and emerging wireless technologies;

▪	our ability to obtain additional financing;

▪	our growth strategy for BCI;

▪	trends in the wireless telecommunications industry;

▪	key drivers of change in BCI’s business;

▪	our position in the wireless telecommunications industry;

▪	our competitive position; and

▪	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.
It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
▪	risks inherent in our ability to continue as a going concern;

▪	risks associated with competition in the wireless telecommunications sector we entered with the acquisition of the Berliner Assets;

▪	risks that we will not be able to generate positive cash flow with the acquisition of the Berliner Assets;

▪	BCI’s function as an early stage company;

▪	risk that we may not be able to obtain additional financing;

▪	risks associated with Old Berliner’s history of losses;

▪	risks related to a concentration in revenues from a small number of customers;

▪	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

▪	risks that BCI will be unable to adequately staff its service offerings.
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
Risks and Uncertainties.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support our customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all of our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligation. Accounts receivable are written off when they are considered uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

EFFECTS OF INFLATION
We do not believe that the businesses of our subsidiaries are impacted by inflation to a significantly different extent than is the general economy. However, there can be no assurances that inflation will not have a material effect on operations in the future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $359,100 at June 30, 2006 and borrowings under our line of credit of approximately $1.1 million. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.
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
Grant Thornton performed audits of the consolidated financial statements for Old Berliner for the year ended December 31, 2003. Grant Thornton’s reports did not contain an adverse opinion or disclaimer of opinion, but were modified to include an explanatory paragraph related to uncertainties about our ability to continue as a going concern.
During the years ended December, 2003, and through March 18, 2005, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreements in connection with the reports for such year, and there were no reportable events as such term is defined in Item 304(a)(1)(v) of Regulation S-K.
Effective as of April 26, 2005, BDO Seidman, LLP (“BDO”) was appointed as our new independent registered public accounting firm. During the two most recent fiscal years ended June 30, 2003, and 2004, and through June 30, 2006, we have not consulted with BDO concerning (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, for which either a written report or oral advice was provided to us or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). However, BDO did previously serve as our independent registered public accounting firm and did perform audits of our consolidated financial statements for the fiscal years ended June 30, 1999, and 2000, and BDO continues to perform tax-related services for us. In addition, Old Berliner retained BDO, on April 14, 2005, to perform an audit of Old Berliner’s consolidated financial statements for the fiscal year ended December 31, 2004. As previously disclosed, Old Berliner currently owns 73.8% of our common stock and controls 98.7% of our voting power.
ITEM 9A. CONTROLS AND PROCEDURES
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in our internal controls over financial reporting during our quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information called for by Item 10 will be set forth under the caption “Election of Directors” in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2006, and which is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
Information called for by Item 11 will be set forth under the caption “Executive Compensation and Other Matters” in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2006, and which is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information called for by Item 12 will be set forth under the caption “Security Ownership of Directors, Management and Principal Stockholders” in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2006, and which is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2006, and which is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30 2006, and which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report.
1.	Financial Statements:

Our Consolidated Financial Statements of as of June 30, 2006, 2005, six months ended June 30, 2004 (unaudited) and as of December 31, 2004, and 2003

3. Exhibits

EXHIBIT		INCORPORATED BY REFERENCE			FILED
NUMBER	DESCRIPTION	FORM	DATE	NUMBER	HEREWITH

3.1	Amended and Restated Certificate of Incorporation of eVentures Group, Inc.	X	9/27/2005	3.1

3.2	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 13, 2000.	X	9/27/2005	3.2

3.3	Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 11, 2000.	X	9/27/2005	3.3

3.4	Certificate of Amendment, dated September 16, 2005, to the Restated Certificate of Incorporation	X	9/27/2005	3.4

3.5	Certificate of Amendment, dated September 16, 2005, to the Restated Certificate of Incorporation	X	9/27/2005	3.5

3.6	Amended and Restated By-Laws of eVentures Group, Inc.	X	9/27/2005	3.6

10.01	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Daniel J. Wilson. (compensatory agreement)	10-Q	5/15/2000	10.6

10.02	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Chad E. Coben. (compensatory agreement).	10-Q	5/15/2000	10.8

10.03	Stock Option Agreement, dated as of April 4, 2000 between eVentures Group, Inc. and Barrett N. Wissman. (compensatory agreement).	10-Q	5/15/2000	10.10

10.09	2001 Equity Incentive Plan	10-Q	5/15/2000	10.1

10.10	Employment Agreement, dated as of January 1, 2006, between Berliner Communications, Inc. and Richard B. Berliner. (compensatory agreement)	10-Q	2/17/2006	10.16

10.11	Employment Agreement, dated as of January 1, 2006, between Berliner Communications, Inc. and Patrick G. Mackey. (compensatory agreement)	10-Q	2/17/2006	10.17

10.12	Nonqualified Stock Option Agreement between the Registrant and Barrett N. Wissman	10-Q	5/15/03	10.1

10.13	Nonqualified Stock Option Agreement between the Registrant and Steven W. Caple	10-Q	5/15/03	10.2

10.14	Nonqualified Stock Option Agreement between the Registrant and Jan Robert Horsfall	10-Q	5/15/03	10.3

EXHIBIT		INCORPORATED BY REFERENCE			FILED
NUMBER	DESCRIPTION	FORM	DATE	NUMBER	HEREWITH
10.15	Nonqualified Stock Option Agreement between the Registrant and John Stevens Robling	10-Q	5/15/03	10.4

10.16	Nonqualified Stock Option Agreement between the Registrant and Russell W. Beiersdorf	10-Q	5/15/03	10.5

10.17	Nonqualified Stock Option Agreement between the Registrant and Patrick Mackey	10-Q	5/15/03	10.6

10.18	Nonqualified Stock Option Agreement between the Registrant and Susie C. Holliday	10-Q	5/15/03	10.7

10.19	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and Barrett N. Wissman	10-Q	5/17/07	10.1

10.20	Non-Qualified Stock Option Agreement dated as of February 27, 2004 between Novo Networks, Inc. and John Stevens Robling, Jr.	10-Q	5/17/04	10.2

10.21	Non-Qualified Stock Option Agreement dated February 27, 2004 between Novo Networks, Inc. and Russell W. Beiersdorf	10-Q	5/17/04	10.3

10.22	Demand Secured Promissory Note dated February, 22, 2005,between BCI Communications, Inc. and Presidential Financial Corporation of Delaware Valley	10-K	9/28/2006		X

10.23	Amendment to Demand Secured Promissory Note and Loan Modification Agreement dated July 6, 2006 between BCI Communications, Inc. and Presidential Financial Corporation of Delaware Valley	10-K	9/28/2006		X

21.1	Subsidiaries of Berliner Communications, Inc.				X

23.1	Consent of BDO Seidman, LLP				X

23.2	Consent of Grant Thornton LLP				X

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.3	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Elmwood Park, New Jersey, on the 28th day of September, 2006.

Berliner Communications, Inc.

By:	/s/ Richard B. Berliner

Name: Richard B. Berliner
Title: Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Richard B. Berliner Richard B. Berliner	Chief Executive Officer (Principal Executive Officer)	September 28, 2006

/s/ Albert E. Gencarella Albert E. Gencarella	Chief Financial Officer (Principal Financial Officer)	September 28, 2006

/s/ Patrick G. Mackey Patrick G. Mackey	Senior Vice President (Principal Accounting Officer)	September 28, 2006

/s/ Mark S. Dailey Mark S. Dailey	Director	September 28, 2006

/s/ Peter J. Mixter Peter J. Mixter	Director	September 28, 2006

/s/ Mehran Nazari. Mehran Nazari	Director	September 28, 2006

/s/ John Stevens Robling, Jr. John Stevens Robling, Jr.	Director	September 28, 2006

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of June 30, 2006, and 2005	F-4

Consolidated Statements of Operations for the year ended June 30, 2006, and the six months ended June 30, 2005 and June 30, 2004 (unaudited), and the years ended December 31, 2004, and 2003	F-5

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended June 30, 2006, the six months ended June 30, 2005, and the years ended December 31, 2004, and 2003	F-6

Consolidated Statements of Cash Flows for the year ended June 30, 2006, and the six months ended June 30, 2005, and June 30, 2004 (unaudited), and the years ended December 31, 2004, and 2003	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Berliner Communications, Inc.
Elmwood Park, New Jersey
We have audited the accompanying consolidated balance sheets of Berliner Communications, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2006, the six months ended June 30, 2005, and the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and Subsidiaries at June 30, 2006, and 2005, and the results of their operations and their cash flows for the year ended June 30, 2006, and the six months ended June 30, 2005, and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Valhalla, New York
September 13, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Berliner Communications, Inc.
We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficiency) and cash flows of Berliner Communications, Inc. and Subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Berliner Communications, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton, LLP
Philadelphia, Pennsylvania
July 1, 2004

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$534,350	$402,432
Accounts receivable, net of allowance for doubtful accounts of $179,535 and $91,572 at June 30, 2006, and 2005, respectively	12,333,892	5,261,311
Inventories	322,029	506,615
Prepaid expenses and other current assets	331,546	516,842

	13,521,817	6,687,200

LONG-TERM ASSETS
Property and equipment, net	565,592	469,855
Other assets	168,210	359,139

	$14,255,619	$7,516,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,110,803	$493,824
Current portion of long-term debt	373,856	425,964
Current portion of capital lease obligations	33,105	39,596
Accounts payable	5,355,827	2,209,775
Accrued liabilities	3,908,803	2,285,889
Accrued income taxes	127,927	—

	10,910,321	5,455,048

LONG-TERM LIABILITIES
Long-term debt, net of current portion	162,769	243,942
Long-term capital lease obligations, net of current portion	24,081	10,068

	186,850	254,010

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	79
Common stock	341	13
Additional paid-in capital	13,018,241	12,922,329
Accumulated deficit	(9,860,134)	(11,115,285)

	3,158,448	1,807,136

	$14,255,619	$7,516,194

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Six months ended		Year ended
	Year ended	June 30,		December 31,
	June 30, 2006	2005	2004	2004	2003
			(Unaudited)
Revenues	$39,325,312	$10,196,270	$7,421,961	$15,285,904	$17,955,834
Costs of revenues	28,202,105	7,339,171	4,926,639	9,604,839	13,098,669

Gross margin	11,123,207	2,857,099	2,495,322	5,681,065	4,857,165

Selling, general and administrative expenses	9,447,967	3,830,947	2,939,614	6,123,328	5,898,143
Depreciation	246,503	139,220	180,832	342,934	580,207
(Gain) loss on sale of fixed assets	(6,627)	(22,785)	(13,972)	(9,699)	45,445

Income (loss) from operations	1,435,364	(1,090,283)	(611,152)	(775,498)	(1,666,630)

Other (income) expense
Interest expense	73,626	22,282	19,114	46,813	34,112
Interest income	(14,046)	(5,487)	(550)	(1,639)	(12,763)
(Income) loss in equity of investments	(97,995)	93,982	—	—	—
Gain on extinguishment of debt	—	—	—	—	(7,171,119)
Other	85,201	(3,895)	—	—	—

Income (loss) before income taxes	1,388,578	(1,197,165)	(629,716)	(820,672)	5,483,140

Income tax expense (recovery)	133,427	(6,581)	(1,840)	16,160	44,250

Net income (loss)	1,255,151	(1,190,584)	(627,876)	(836,832)	5,438,890

Deemed Series B and D preferred dividends	19,935,779	—	—	—	378,355

Net loss allocable to common shareholders	$(18,680,628)	$(1,190,584)	$(627,876)	$(836,832)	$5,060,535

Net loss per common share — basic and diluted	$(1.38)	$(2.36)	$(9.31)	$(12.41)	$91.27

Weighted average number of common shares outstanding — basic and diluted	13,581,842	504,438	67,414	67,414	55,446

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	2,000,000 shares authorized;		20,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity (Deficit)
Balance at December 31, 2002	—	$—	12,134,591	$121,345	$8,553,814	$(14,083,300)	$(5,408,141)

Stock issued under standstill voting and termination agreement	—	—	8,089,729	80,898	1,977,317	—	2,058,215

Preferred dividends and accretion						(378,355)	(378,355)

Net income						5,438,890	5,438,890

Balance at December 31, 2003	—	—	20,224,320	202,243	10,531,131	(9,022,765)	1,710,609

Net loss						(836,832)	(836,832)

Balance at December 31, 2004	—	—	20,224,320	$202,243	$10,531,131	$(9,859,597)	$873,777

Deemed retroactive stock split to recapitalize Berliner Communications, Inc. with 147,676,299 common shares, $0.00002 par value	—	—	127,451,979	(199,210)	199,131	—	(79)

Deemed retroactive stock split to recapitalize Berliner Communications, Inc. with 3,913,669 Series E Preferred shares, $0.00002 par value; liquidation preference of $0.26 per share	3,913,669	79	—	(79)	79	—	79

Deemed dividend of Berliner Communications, Inc. of net assets not transferred in recapitalization	—	—	—	—	—	(65,104)	(65,104)

Novo Networks, Inc. preferred stock recapitalized as of February 18, 2005, into 4,500 Series B and 9,473 Series D Preferred shares, $0.00002 par value liquidation preference of $1,000 per share	13,973	—	—	—	—	—	—

Novo Networks, Inc. shareholder equity recapitalized as of February 18, 2005, into 52,323,701 common shares, $0.00002 par value	—	—	52,323,701	1,046	2,188,001	—	2,189,047

Reverse stock split of one share for every 300 shares on September 16, 2005	—	—	(199,333,333)	(3,987)	3,987	—	—

Net loss						(1,190,584)	(1,190,584)

Balance at June 30, 2005	3,927,642	$79	666,667	$13	$12,922,329	$(11,115,285)	$1,807,136

Deemed dividend in the conversion of the Series B and Series D Convertible Preferred Stock	(13,973)	—	996,788,940	19,936	19,915,843	—	—

					(19,935,779)
Conversion of Series E Convertible Preferred Stock	(3,913,669)	(79)	3,913,668,046	78,273	(78,194)	—	—

Reverse stock split of one share for every 300 shares on September 16, 2005	—	—	(4,894,088,796)	(97,881)	97,881	—	—

Stock based compensation expense					66,791	—	66,791

Issuance of warrants for consulting services					29,370	—	29,370

Net income						1,255,151	1,255,151

Balance at June 30, 2006	—	$—	17,034,857	$341	$13,018,241	$(9,860,134)	$3,158,448

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended		Year ended
	Year ended	June 30,		December 31,
	June 30, 2006	2005	2004	2004	2003
			(Unaudited)
Cash flows from operating activities
Net income (loss)	$1,255,151	$(1,190,584)	$(627,876)	$(836,832)	$5,438,890
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation	246,503	139,220	180,832	342,934	580,207
Loss in equity investments	102,005	93,982	—	—	—
Gain on extinguishment of debt	—	—	—	—	(7,171,119)
Bad debt expense	104,186	10,000	—	45,636	67,000
Stock based compensation	96,161	—	—	—	—
Gain on sale of equity investment	(200,000)	—	—	—	—
(Gain) loss on sale of fixed assets	(6,627)	(22,785)	(13,972)	(9,699)	45,445
Changes in operating assets and liabilities
Accounts receivable	(7,176,768)	(1,886,407)	2,060,024	2,065,139	(224,860)
Inventories	184,586	8,950	34,224	96,409	92,449
Prepaid expenses and other current assets	185,296	(47,495)	111,992	(53,594)	106,703
Other assets	88,924	14,797	(1,500)	(8,730)	4,561
Accounts payable	3,146,052	505,588	(288,276)	(284,955)	249,702
Accrued liabilities	1,622,914	808,169	(881,005)	(712,574)	(518,118)
Accrued income taxes payable	127,927	(12,581)	290	(21,790)	34,371
Deferred revenues	—	(11,435)	(9,435)	9,435	(200,000)

Net cash (used in) provided by operating activities	(223,690)	(1,590,581)	565,298	631,379	(1,494,769)

Cash flow from investing activities
Purchase of property and equipment	(292,635)	(89,397)	(42,140)	(80,358)	(219,765)
Proceeds from the sale of property and equipment	17,750	60,423	10,268	25,053	28,849
Proceeds from the sale of equity investment	200,000	—	—	—	—

Net cash used in investing activities	(74,885)	(28,974)	(31,872)	(55,305)	(190,916)

Cash flows from financing activities
Payment of preferred stock dividends	—	—	—	—	(137,500)
Proceeds from line of credit	4,808,753	1,237,080	701,146	1,887,663	435,995
Proceeds from long-term debt	148,514	30,039	—	101,640	87,566
Repayment of line of credit	(4,191,774)	(1,087,844)	(1,028,263)	(1,979,070)	—
Repayment of long-term debt	(281,795)	(198,989)	(89,256)	(180,637)	(89,288)
Repayment of loan from shareholder	—	(101,640)	—	—	—
Repayment of capital leases	(53,205)	(33,886)	(43,762)	(89,722)	(97,154)
Cash paid on debt extinguishment	—	—	—	—	(800,000)

Net cash provided by (used) in financing activities	430,493	(155,240)	(460,135)	(260,126)	(600,381)

Net increase (decrease) in cash and cash equivalents	131,918	(1,774,795)	73,291	315,948	(2,286,066)
Cash and cash equivalents at beginning of period	402,432	453,818	137,870	137,870	2,423,936
Cash and cash equivalents, acquired	—	1,723,409	—	—	—

Cash and cash equivalents at end of period	$534,350	$402,432	$211,161	$453,818	$137,870

Supplemental disclosure of cash flow information
Interest paid	$73,626	$21,113	$19,114	$46,813	$35,776

Income taxes paid	$5,500	$13,087	$5,144	$9,789	$—

Non-cash investing and financing activities
Preferred stock accretion	$—	$—	$—	$—	$240,855

Assets purchased under capital leases	$60,727	$—	$—	$55,215	$19,415

Net assets acquired	$—	$392,123	$—	$—	$—

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
The amounts shown for the six months ended June 30, 2004, in the accompanying Statement of Operations and Statement of Cash Flows have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (‘SEC”). In our opinion, the accompanying unaudited consolidated Statement of Operations and Statement of Cash Flows include all adjustments necessary to present fairly the results of our operations and cash flows for the six months ended June 30, 2004.
Principals of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2006, cash and cash equivalents totaled approximately $534,400 and consisted of bank balances and a money market account. We maintain our cash and cash equivalents with two financial institutions, which, at times, have amounts in excess of the FDIC insurance limit.
Risks and Uncertainties
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support customer receivables. Credit losses are provided for in our consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligation. Accounts receivable are written off when they are considered uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Inventories
Inventories, which consist mainly of raw materials, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Prepaid Expenses and Other Assets
Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At June 30, 2006, and 2005, current prepaid expenses and other assets classified as current totaled approximately $331,500 and $516,800, respectively, and consisted mainly of insurance and rents. Non-current other assets of approximately $168,200 and $359,100 at June 30, 2006, and 2005, respectively, are mainly deposits for our office and warehouse locations and long-term insurance.
Property and Equipment
Property and equipment consist of automobiles and trucks, computer equipment, equipment, furniture and fixtures and leasehold improvements. Each class of assets is recorded at cost and depreciated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. As of the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.
Long-lived Assets
We assess the recoverability of long-lived assets by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs.
Equity Investments
Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary’s governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary’s accounts are not reflected in our consolidated financial statements. Our proportionate share of a subsidiary’s operating earnings and losses are included in the caption “Loss in equity of investments” in our consolidated statements of operations. During the year ended June 30, 2006, we sold our interest in our equity investment for a gain (see Note 5 – Equity Investments).
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
During 2004 and through the date of the Acquisition, Old Berliner did not grant any stock options under its plans. During 2003, there were 60,000 stock options granted under the Old Berliner plans. The fair value of the options granted was immaterial; therefore, the proforma net income (loss) would have equaled the amount reported for the years ended December 31, 2004. The holders under Old Berliner’s plans forfeited all of their stock options 90 days after the Acquisition date due to all of the employees becoming employees of us. There were no stock options granted from the Acquisition to June 30, 2005. During the year ended June 30, 2006, we granted stock options totaling 530,300 under our plans.
Prior to July 1, 2005, we adopted the disclosure-only provision of SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123 required pro forma information to be presented as if we had accounted for the stock options granted during the fiscal periods presented using the fair value method. The fair value of options granted during the fiscal year ending June 30, 2005, were estimated as of the date of grant using the Black-Scholes option-

pricing model with the following weighted average assumptions: expected volatility of 48.6%, expected dividend yield of 0%, risk-free interest rate of 3.88% and an expected life of ten years.
For purposes of pro forma disclosures related to prior years, the estimated fair values of the options are amortized to expense over the options’ vesting period of one to three years.

	Six Months
	Ended		Fiscal Year Ended December 31,
	June 30, 2005	June 30, 2004	2004	2003
Pro forma net income (loss)		(unaudited)
Net income (loss) allocable to common shareholders, as reported	$(1,190,584)	$(627,876)	$(836,832)	$5,060,535
Less — Stock-based compensation determined under fair value based method	(12,500)	—	—	—

Net income (loss) allocable to common shareholders, proforma	$(1,203,084)	$(627,876)	$(836,832)	$5,060,535

Net income (loss) per share, pro forma	$(2.38)	$(9.31)	$(12.41)	$91.27
Net income (loss) per share, as reported	$(2.36)	$(9.31)	$(12.41)	$91.27
In December of 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS No.123(R) effective July 1, 2005. We have elected to adopt FAS 123(R) using a modified prospective application, whereby the provisions of the statement applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005).
In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.
We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.
The fair values of the options granted in the fiscal year ended June 30, 2006, were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 75%, expected dividend yield of 0%, risk-free interest rate of 4.39% to 5.04% and an expected life of five and one-half years.
The adoption of SFAS No. 123(R) did not have a significant impact on our overall results of operations or financial position.

3. Accounts Receivable
Accounts receivable at June 30, 2006, and 2005, consist of the following:

	June 30,	June 30,
	2006	2005
Accounts receivable	$9,723,178	$4,209,743
Unbilled receivables	2,790,249	1,143,140

	12,513,427	5,352,883
Allowance for doubtful accounts	(179,535)	(91,572)

Total	$12,333,892	$5,261,311

Unbilled receivables represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the completion of services.
The allowance for doubtful accounts for the years ended December 31, 2003, 2004, the six months ended June 30, 2005 and the year ended June 30, 2006, consisted of the following:

	Balance	Charged		Balance
	at	to Costs	Recoveries/	at
	Beginning of	and	Deductions/	End of
	Period	Expenses	Write-offs	Period
Allowance for doubtful accounts:

Year ended December 31, 2003	$171,169	67,000	(90,445)	$147,724

Year ended December 31, 2004	$147,724	45,636	(87,299)	$106,061

Six months ended June 30, 2005	$106,061	10,000	(24,489)	$91,572

Year ended June 30, 2006	$91,572	104,186	(16,223)	$179,535

4. Property and Equipment
Fixed assets at June 30, 2006, and 2005, consist of the following:

	June 30,	June 30,
	2006	2005
Automobiles and trucks	$616,040	$392,143
Furniture and fixtures	254,686	252,361
Equipment	1,843,933	1,800,477
Computer equipment and software	92,690	81,490
Leasehold improvements	118,791	118,444

	2,926,140	2,644,915
Less accumulated depreciation	(2,360,548)	(2,175,060)

Total	$565,592	$469,855

Depreciation on fixed assets for the year ended June 30, 2006, the six months ended June 30, 2005, and 2004 (unaudited), and the years ended December 31, 2004, and 2003, was approximately $246,500, $139,200, $180,800, $342,900 and $580,200, respectively.
5. Equity Investments
Previously, we had a minority equity interest in Ad Astra Holdings LP, a Texas limited partnership and Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra (collectively “Paciugo”). During the year ended June 30, 2006, we recorded income of approximately $98,000 from our equity investment composed of $102,000 of our share of losses and a gain from the sale of our interest of $200,000. During the six months ended June 30, 2005, we recorded an equity loss of $93,982.
6. Accrued Liabilities
Accrued liabilities at June 30, 2006, and 2005, consist of the following:

	June 30,	June 30,
	2006	2005
Employee compensation	$536,015	$192,702
Construction costs	3,179,061	1,937,786
Other	193,727	155,401

	$3,908,803	$2,285,889

7. Income Taxes
Income tax (benefit) expense differed from amounts computed by applying the U.S. federal tax rate of 34% to pre-tax loss as a result of the following:

		Six Months
	Year ended	Ended	Year ended
	June 30,	June 30,	December 31,
	2006	2005	2004	2003
Tax expense (recovery) of statutory rate of 34%	$472,116	$(407,036)	$(279,028)	$1,864,268
Increase (decrease) in valuation allowance against deferred tax assets	(505,681)	429,080	305,009	899,512
State income tax expense (recovery), net of federal income tax benefit	82,482	(71,112)	(73,860)	(159,333)
Gain on extinguishment of debt	—	—	—	(2,438,180)
Other, net	84,510	42,487	64,039	(122,017)

Income tax expense (recovery)	$133,427	$(6,581)	$16,160	$44,250

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at June 30, 2006, and 2005, and December 31, 2004, and 2003, are as follows:

		Six Months
	Year ended	Ended	Year ended
	June 30,	June 30,	December 31,
	2006	2005	2004	2003
Deferred tax assets
Allowance for doubtful accounts	$71,706	$36,574	$42,424	$59,090
Reserve for obsolete and slow moving inventory	25,589	13,407	6,084	15,102
Net operating loss carryforwards	574,496	1,193,898	3,402,205	3,062,334
Non deductible stock based computation	38,407	—	—	—
Alternative minimum tax carryforward	28,000	—	—	—
Excess of financial statement depreciation over tax depreciation	—	—	—	9,178

Total gross deferred tax assets	738,198	1,243,879	3,450,713	3,145,704

Less valuation allowance	738,198	1,243,879	3,450,713	3,145,074

Net deferred taxes	$—	$—	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
We have net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64,000 per year due to limitations as a result of the Acquisition.

8. Revolving Credit Facility
In November of 2005, we renewed our revolving credit facility, which provides for borrowings up to $1,250,000 and subsequently amended the credit facility in July of 2006, increasing the availability to $2.5 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%) (as of June 30, 2006, the prime rate was 8.25%.)
The credit facility is secured by substantially all of BCI’s assets and a guarantee from us. The balance outstanding at June 30, 2006, and 2005, was approximately $1.1 million and $493,800, respectively. The revolving credit facility is for a period of eight months and currently matures on February 22, 2007, with the ability to renew for additional eight month terms.
9. Long-term Debt
Long-term debt consisted of the following at June 30, 2006, and 2005:

	June 30,	June 30,
	2006	2005
Loans payable to financing companies, payable in monthly installments of $2,656, interest ranging from -0-% and 7.99% annually, due August, 2008 through March, 2011, secured by automobilies	$213,415	$106,403

Notes payable to Greenhill Capital Partners LP and PWIBD Partners LP issued in 2003, payable in quarterly installments $80,500, bearing interest ranging from 0% to 6%, maturing in in March, 2007	323,210	563,503

	536,625	669,906

Less current maturities	(373,856)	(425,964)

	$162,769	$243,942

10. Capitalized Leases
We have entered into capital leases for certain automobiles and trucks that we previously owned. As of June 30, 2006, and 2005, the total cost of the vehicles leased was approximately $359,500 and $405,600, respectively, and the accumulated depreciation was approximately $277,200 and $309,600, respectively.

The following is a schedule by years of future minimum lease payments under capital leases of June 30, 2006:

2006	$37,078
2007	29,861

66,939
Amounts representing interest	(9,753)

Future minimum lease payments	$57,186

11. Commitments and Contingencies
Operating Leases
We lease office and warehouse space under operating leases. Rent expense for the year ended June 30, 2006, the six months ended June 30, 2005, and June 30, 2004 (unaudited), and the years ended December 31 2004, and 2003, was approximately $594,200, $237,000, $197,400, $440,700, and $483,500, respectively.
Minimum future amounts due under operating leases are as follows:

Year ending June 30, 2007	$610,600
2008	$505,100
2009	$51,800
Legal Proceedings
We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.
12. Employee Benefit Plan
Subsequent to the Acquisition, both Novo and Old Berliner maintain defined contribution plans under Section 401(k) of the Internal Revenue Code. Under the plans, employees may elect to defer a percentage of their salary, subject to defined limitations. Both entities retain the right to provide for a discretionary matching contribution in addition to discretionary contributions based upon participants’ salaries. We made matching contributions to the participants’ in its plan from the Acquisition date to June 30, 2005 of approximately $2,200. Old Berliner did not make any matching contributions to its plan in the year ended June 30, 2006 and the six months ended June 30, 2005, and the years ended December 31, 2004, and 2003.
13. Concentration of Credit Risk
As of and for the year ended June 30, 2006, we derived 83% of our total revenues from our four largest customers and those customers represented 83% of our accounts receivable. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2006, Sprint Nextel Corporation (“Sprint/Nextel”) represented 43%, T-Mobile USA, Inc. (“T-Mobile”) represented 20%, General Dynamics Corporation (“General Dynamics”) represented 12% and MetroPCS Communications, Inc. (“MetroPCS”) represented 8% of revenues.
In the six months ended June 30, 2005, we had four customers that collectively comprised approximately 86% of our net revenues and 80% of our accounts receivable. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. In the six months ended June 30, 2005, Sprint/Nextel represented approximately 45%, T-Mobile represented 25%, General Dynamics represented 10% and Spectra Site Communications, Inc. (‘Spectra Site”) represented approximately 7% of revenues.
As of and for the year ended December 31,2004, five customers accounted for approximately 87% of revenues and 88% of accounts receivable. Of those customers, six of them individually represented greater than 5% of revenues, and three of them represented greater than 10% of revenues. During the year ended December 31, 2004, T-Mobile represented approximately 32%, Sprint/Nextel represented approximately 31%, General Dynamics represented approximately 12%, Spectra Site Communications, Inc. (“Spectra Site”) represented approximately 7%, and SBA Network Services (“SBA”) represented approximately 6% of revenues.
As of and for the year ended December 31, 2003, four customers accounted for approximately 86% of revenues, three of which individually represented greater than 10% of such total, and 73% of accounts receivable. In 2003, Bechtel Corporation represented approximately 36%, Sprint/Nextel represented approximately 34%, T-Mobile represented approximately 14% and General Dynamics represented approximately 4% of revenues.
14. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payments to RBI in an amount equal to $97,200, $51,600, $45,600, $86,000,and $38,600 during the year ended June 30, 2006, the six months ended June 30, 2005, and 2004 ( unaudited), and the years ended December 31, 2004, and 2003, respectively. Our current chief executive officer, a major beneficial owner of us, and a former senior executive officer of Old Berliner own RBI equally.
We also purchased from our chief executive officer for $23,500 an automobile that is being utilized in the business.
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
16. Stockholders’ Equity
On February 18, 2005, Novo entered into an asset purchase agreement with Old Berliner and BCI, a Delaware corporation and our wholly-owned subsidiary, whereby BCI acquired the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Old Berliner. Under the Purchase Agreement, BCI agreed to acquire the Berliner Assets in exchange for the issuance of Novo capital stock as follows:
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
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stock holders of all of our Series D Preferred Stock and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock that was filed with the Delaware Secretary of State on September 16, 2005, as follows:

▪	To increase the aggregate number of shares that we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will he shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock;

▪	To change our name from Novo Networks, Inc. to Berliner Communications, Inc.;

▪	To amend the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to reduce the conversion price of the Series B Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Convertible Preferred Stock to 321,015,546 (in the quarter ended September 30, 2005, we will record a deemed dividend of approximately $6.4 million due to the reduction in the conversion price);

▪	To amend the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock to reduce the conversion price of the Series D Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Convertible Preferred Stock to 675,773,394 (in the quarter ended September 30, 2005, we will record a deemed dividend of approximately $13.5 million due to the reduction in the conversion price);

▪	To provide that, upon the filing of the Certificate of Amendment, all shares of the Series B Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock will be automatically converted into Common Stock;

▪	To effect a 1:300 reverse stock split, such that the outstanding shares of Common Stock and Convertible Preferred Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock (which has been retroactively reflected in the accompanying Balance Sheet); and

▪	To amend the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.
The deemed dividend on the Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred holders as of the date of the Voting Agreement over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount was deemed to represent a return to the preferred holders and therefore, has been treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.
Common and Preferred Stock
As of June 30, 2006, pursuant to the Amendment to our Amended and Restated Certificate of Incorporation dated September 16, 2005, we are authorized to issue 22,000,000 shares, consisting of (i) 20,000,000 shares of common stock, par value $0.00002 per share, and (ii) 2,000,000 shares of preferred stock, par value $0.00002 per share.
Stock Options
At June 30, 2006, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (“the 1999 Plan”) and the 2001 Equity Incentive Plan (“the 2001 Plan”), collectively (the “Plans”). We have elected to account for those plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”
The 1999 Plan provides for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our Board of Directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the Plan is 15% of the total outstanding common stock, provided that no more than 4 million options can be “incentive” stock options. The 2001 Plan provides for the grant of a maximum of 40,000 incentive stock options that expire no later than ten years after the date the stock option is granted.

The holders under Old Berliner’s plans forfeited all of their stock options 90 days after the Acquisition due to all of the employees becoming employees of us.
The following table represents stock options under our Plans as of June 30, 2006:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at February 18, 2005	—		—		—

Existing Novo options	17,924	$1,387.50	6,700	$1,747.52	18,704	$6,786.00
Options granted at fair value value	—		—		—
Options exercised	—		—		—
Options cancelled	—		—		—

Outstanding at June 30, 2005	17,924	$1,387.50	6,700	$1,747.52	18,704	$6,786.00

Exercisable at June 30, 2005	17,924	$1,387.50	6,700	1,747.52	18,704	$6,786.00

Options granted at fair value value	—		530,300	$0.41	—
Options exercised	—		—	$—	—
Options cancelled	—		(53,700)	$19.26	—

Outstanding at June 30, 2006	17,924	$1,387.50	483,300	$22.53	18,704	$6,786.00

Exercisable at June 30, 2006	17,924	$1,387.50	212,175	$50.80	18,704	$6,786.00

Stock option-based compensation expense included in the statement of operations for the fiscal year ended June 30, 2006, was approximately $66,800. As of June 30, 2006, there was approximately $62,300 of total unrecognized stock option-based compensation cost related to options granted under our plans that will be recognized over three years.

At June 30, 2006, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
						Weighted	Weighted
				Number		Average	Average
	Option Price			of		Exercise	Remaining
	Range			Shares	Exercisable	Price	Contractual Life
2001 Plan			$1,387.50	17,724	17,724	$1,387.50	4.75	years

1999 Plan	$ 0.40	to	$0.55	476,800	205,675	$0.40	9.50	years
			$7.05	167	167	$7.05	6.66	years
			$8.01	250	250	$8.01	7.66	years
			$16.50	4,083	4,083	$16.50	4.29	years
			$3,000.00	1,167	1,167	$3,000.00	8.04	years
			$8,550.00	833	833	$8,550.00	4.71	years

Non-Plan			$3,600.00	636	636	$3,600.00	4.71	years
			$6,900.00	18,067	18,067	$6,900.00	4.75	years
As of June 30, 2005, all options that had been granted under the Plans were fully vested. During the year ended June 30, 2006, we issued 530,300 options to 169 employees with vesting 25% immediately with equal vesting over the next three years other than 107,800 options that vested immediately. All options granted during the year ended June 30, 2006, were at market price. The value of this stock based on quoted market values was $110,700.
The following table summarizes information about unvested stock transactions:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Fair	Number	Fair	Number	Fair
	of Shares	Value	of Shares	Value	of Shares	Value
Balance at June 30, 2005	—		—		—

Granted	—		530,300	$0.41	—
Vested	—		(205,675)	$0.40	—
Forfeited	—		(53,500)	$0.40	—

Outstanding at June 30, 2006	—	—	271,125	$0.41	—	—

Outstanding Warrants
On June 1, 2006, we issued 100,000 warrants at $1.00 per warrant to Punk, Ziegel & Company, L.P. (“Punk Ziegel”) in association with our engagement for them to serve as our exclusive financial advisor to assist in the implementation of our capital raising strategies and to identify potential acquisition candidates. We recorded compensation expense of approximately $29,400 associated with the issuance of these warrants. The fair value for outstanding warrants granted during the fiscal year ending June 30, 2006, were estimated as of the date of grant using the Black-Scholes option-pricing model that uses the following assumptions: expected volatility of 75%, expected dividend yield of 0%, risk-free interest rate of 5.04% and an expected life of five years.

17. Unaudited Quarterly Results of Operations
The following tables present unaudited summary data relating to our results of operations for each quarter of the year ended June 30, 2006, the six months ended June 30, 2005 and the years ended December 31, 2004, and 2003:

	For the Fiscal Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$8,657,365	$11,107,423	$8,546,825	$11,013,699	$39,325,312
Gross margin	$2,439,815	$2,519,308	$2,063,831	$4,100,253	$11,123,207
Income (loss) from operations	$335,182	$215,467	$(356,248)	$1,240,963	$1,435,364
Net income (loss)	$261,510	$448,408	$(364,887)	$910,120	$1,255,151
Net loss allocable to common shareholders	$(19,674,269)	$448,408	$(364,887)	$910,120	$(18,680,628)
Net income (loss) per common share - basic and diluted	$(5.90)	$0.04	$(0.40)	$0.05	$(1.38)

	For the Six Months Ended June 30, 2005
	First Quarter	Second Quarter	Total
	(unaudited)
Revenues	$3,750,688	$6,445,582	$10,196,270
Gross margin	$954,481	$1,902,618	$2,857,099
Loss from operations	$(916,556)	$(173,727)	$(1,090,283)
Net loss	$(946,907)	$(243,677)	$(1,190,584)
Net loss allocable to common shareholders	$(946,907)	$(243,677)	$(1,190,584)
Net loss per common share — basic and diluted	$(1.66)	$(0.48)	$(2.36)

	For the Fiscal Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$3,579,826	$3,915,747	$3,838,201	$3,952,130	$15,285,904
Gross margin	$1,261,964	$1,306,968	$1,601,248	$1,510,885	$5,681,065
Loss from operations	$(363,116)	$(84,073)	$(8,493)	$(319,816)	$(775,498)
Net loss	$(374,183)	$(101,069)	$(20,957)	$(340,623)	$(836,832)
Net loss allocable to common shareholders	$(374,183)	$(101,069)	$(20,957)	$(340,623)	$(836,832)
Net loss per common share — basic and diluted	$(5.55)	$(1.50)	$(0.31)	$(5.05)	$(12.41)

	For the Fiscal Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited)
Revenues	$3,432,491	$4,283,079	$5,148,922	$5,091,342	$17,955,834
Gross margin	$876,565	$1,111,685	$1,314,858	$1,554,057	$4,857,165
Loss from operations	$(698,558)	$(284,910)	$(244,279)	$(438,883)	$(1,666,630)
Net income (loss)	$(648,866)	$(465,568)	$(335,747)	$6,889,071	$5,438,890
Net loss allocable to common shareholders	$(1,054,721)	$(465,568)	$(335,747)	$6,916,571	$5,060,535
Net income (loss) per common share - basic and diluted	$(26.08)	$(10.70)	$(4.98)	$102.60	$91.27

INDEX TO EXHIBITS

EXHIBIT		FILED
NUMBER	DESCRIPTION	HEREWITH

10.22	Demand Secured Promissory Note	X

10.23	Amendment to Demand Secured Promissory Note	X

21.1	Subsidiaries of Berliner Communications, Inc.	X

23.1	Consent of BDO Seidman, LLP	X

23.2	Consent of Grant Thornton, LLP	X

24	Power of Attorney	See Signature Pages

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

A-1