Form 10-Q
period 2006-09-30
BERLINER COMMUNICATIONS INC
filed 2006-11-14
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
On November 14, 2006, 17,034,857 shares of the registrant’s common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$413,428	$534,350
Accounts receivable, net of allowance for doubtful accounts of $199,525 at September 30, 2006 and $179,535 at June 30, 2006	9,197,607	12,333,892
Inventories	315,785	322,029
Prepaid expenses and other current assets	418,890	331,546

	10,345,710	13,521,817
LONG-TERM ASSETS
Property and equipment, net	522,467	565,592
Other assets	95,729	168,210

	$10,963,906	$14,255,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$633,904	$1,110,803
Current portion of long-term debt	213,152	373,856
Current portion of capital lease obligations	30,213	33,105
Accounts payable	4,012,160	5,355,827
Accrued liabilities	3,181,836	3,908,803
Accrued income taxes	8,817	127,927

	8,080,082	10,910,321
LONG-TERM LIABILITIES
Long-term debt, net of current portion	148,854	162,769
Long-term capital lease obligations, net of current portion	17,324	24,081

	166,178	186,850

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	341	341
Additional paid-in capital	13,139,133	13,018,241
Accumulated deficit	(10,421,828)	(9,860,134)

	2,717,646	3,158,448

	$10,963,906	$14,255,619

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$7,805,165	$8,657,365
Costs of revenues	5,716,580	6,217,550

Gross margin	2,088,585	2,439,815
Selling, general and administrative expenses	2,580,908	2,043,747
Depreciation	56,879	61,136
(Gain) loss on sale of fixed assets	2,517	(250)

Income (loss) from operations	(551,719)	335,182
Other (income) expense
Interest expense	29,073	9,571
Interest income	(4,610)	(2,846)
Loss in equity of investments	—	65,747
Other	(14,488)	400

Income (loss) before income taxes	(561,694)	262,310
Income tax expense	—	800

Net income (loss)	(561,694)	261,510
Deemed Series B and D preferred dividends	—	19,935,779

Net loss allocable to common shareholders	$(561,694)	$(19,674,269)

Net loss per share — basic and diluted	$(0.03)	$(5.90)

Weighted average number of shares outstanding — basic and diluted	17,034,857	3,335,393

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(561,694)	$261,510
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	56,879	61,136
Loss in equity of investments	—	65,747
Bad debt expense	20,000	44,186
Stock based compensation	120,892	—
(Gain) loss on sale of fixed assets	2,517	(250)
Changes in operating assets and liabilities
Accounts receivable	3,116,285	(2,137,012)
Inventories	6,244	26,097
Prepaid expenses and other current assets	(87,343)	96,167
Other assets	72,481	39,270
Accounts payable	(1,343,667)	728,211
Accrued liabilities	(726,967)	962,254
Income taxes payable	(119,110)	—

Net cash provided by operating activities	556,517	147,316

Cash flow from investing activities
Purchase of property and equipment	(16,272)	(110,592)
Proceeds from the sale of property and equipment	1	250

Net cash used in investing activities	(16,271)	(110,342)

Cash flows from financing activities
Proceeds from line of credit	1,444,189	798,011
Proceeds from long-term debt	—	44,033
Proceeds from capital leases	—	17,370
Repayment of line of credit	(1,921,088)	(745,496)
Repayment of long-term debt	(174,619)	(87,185)
Repayment of capital leases	(9,650)	(12,129)

Net cash (used in) provided by financing activities	(661,168)	14,604
Net (decrease) increase in cash and cash equivalents	(120,922)	51,578
Cash and cash equivalents at beginning of period	534,350	402,432

Cash and cash equivalents at end of period	$413,428	$454,010

Supplemental disclosure of cash flow information
Interest paid	$29,073	$9,571

Income taxes paid	$119,110	$800

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	25,000,000 shares authorized;		200,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Balance at June 30, 2006	—	$—	17,034,857	$341	$13,018,241	$(9,860,134)	$3,158,448
Stock based compensation	—	—	—	—	120,892	—	120,892
Net loss						(561,694)	(561,694)

Balance at September 30, 2006	—	$—	17,034,857	$341	$13,139,133	$(10,421,828)	$2,717,646

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. History and Description of Business
Berliner Communications, Inc. (“Berliner”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., (“eVentures”) in August of 1999. In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”) and on September 16, 2005, Novo changed its name to Berliner Communications, Inc.
On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and Novo’s wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Old Berliner.
Founded in 1995, Old Berliner originally provided wireless carriers with comprehensive real estate site acquisition and zoning services. Over the course of the following 10 years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carries on the historical operations of Old Berliner. Unless otherwise specified or otherwise clear from the context, each reference to we, us, or BCI in this Quarterly Report will be deemed to be a reference to both Berliner and BCI.
2. Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2006, and for the three months ended September 30, 2006, and 2005, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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
The weighted number of common shares utilized in the earnings per share computation for the three months ended September 30, 2006, and 2005, was 17,034,857 and 3,335,393, respectively, and takes into account the deemed preferred stock dividends and reverse stock split referred to in Note 8 below for both basic EPS and diluted EPS since the potential dilution from the exercise of stock options and warrants was immaterial.
Stock-based Compensation. Historically, Old Berliner applied the intrinsic value-based method of accounting prescribed by Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our employee-based stock options plan. As such, compensation expense would be recorded on the date of grant only if the current market price of underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Old Berliner elected to continue to apply the intrinsic value-based method of accounting for its employee-based stock option grants and adopted the disclosure requirements of SFAS No. 123.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS No.123(R) effective July 1, 2005. We elected to adopt SFAS No. 123(R) using a modified prospective application, whereby the provisions of the statement applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005).
In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.
We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.
4. Accounts Receivable
Accounts receivable at September 30, 2006, and June 30, 2006, consist of the following:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Accounts receivable	$7,586,435	$9,723,178
Unbilled receivables	1,810,697	2,790,249

	9,397,132	12,513,427
Allowance for doubtful accounts	(199,525)	(179,535)

Total	$9,197,607	$12,333,892

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.
For the three months ended September 30, 2006, we derived 90% of our total revenues from our five largest customers. Of those customers, three of them individually represented greater than 5% of net revenues, and two of them represented greater than 10% of net revenues for the period. In the three months ended September 30, 2005, our five customers represented approximately 86% of our total revenues. Of those customers, four of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period.
5. Inventories
Inventories totaled approximately $315,800 and approximately $322,000 as of September 30, 2006, and 2005, respectively, which consist mainly of raw materials, are stated at the lower of cost or market value. Cost is determined using average cost method.
6. Accrued Liabilities
Accrued liabilities at September 30, 2006, and June 30, 2006, consist of the following:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Employee compensation	$392,379	$536,015
Construction costs	2,562,914	3,179,061
Other	226,543	193,727

	$3,181,836	$3,908,803

7. Revolving Credit Facility
In November 2005, we renewed our revolving credit facility, which provides for borrowings up to $1,250,000 and subsequently amended the credit facility in July 2006, increasing the availability to $2.5 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%) (as of September 30, 2006, the prime rate was 8.25%.)
The credit facility is secured by substantially all of BCI’s assets and a guarantee from us. The balance outstanding at September 30, 2006, and June 30, 2006, was approximately $633,900 and $1.1 million, respectively. The revolving credit facility is for a period of eight months and currently matures on February 22, 2007, with the ability to renew for additional eight month terms.
8. Recapitalization of Berliner Communications
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stock, holders of all of our Series D Preferred Stock and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock. Accordingly, the amendments to our Certificate of Incorporation and the Certificates of Designation were filed with the Delaware Secretary of State on September 16, 2005, to effect the recapitalization as follows:
•	To increase the aggregate number of shares that we will have the authority to issue from 225,000,000 to 6,600,000,000 shares, of which 6,000,000,000 shares will be shares of Common Stock, and 600,000,000 shares will be shares of Preferred Stock;

•	To change the name from Novo Networks, Inc. to Berliner Communications, Inc.;

•	To amend the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to reduce the conversion price of the Series B Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series B Convertible Preferred Stock to 321,015,546 (in the quarter ended September 30, 2005, we recorded a deemed dividend of approximately $6.4 million due to the reduction in the conversion price that appears on the accompanying Consolidated Statement of Operations in computing the net loss allocable to common shareholders);

•	To amend the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock to reduce the conversion price of the Series D Convertible Preferred Stock to $0.014018, and thereby increase the number of shares of Common Stock issuable upon conversion of such shares of the Series D Convertible Preferred Stock to 675,773,394 (in the quarter ended September 30, 2005, we recorded a deemed dividend of approximately $13.5 million due to the reduction in the conversion price that appears on the accompanying Consolidated Statement of Operations in computing the net loss allocable to common shareholders);

•	To provide that, upon the filing of the Certificate of Amendment, all shares of the Series B Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock will be automatically converted into Common Stock;

•	To effect a 1:300 reverse stock split, such that the outstanding shares of Common Stock and Convertible Preferred Stock will be reclassified and one new share of Common Stock will be issued for every 300 shares of existing Common Stock (which has been retroactively reflected in the accompanying Balance Sheet); and

•	To amend the Certificate of Incorporation, such that, after giving effect to the reverse stock split, the aggregate number of shares that we will have the authority to issue is 22,000,000 shares, of which 20,000,000 shares will be shares of Common Stock, and 2,000,000 shares will be shares of Preferred Stock.
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
9. Stock Compensation
In September 1999, Novo adopted a stock option and incentive plan, which Berliner adopted in its acquisition of Novo, and amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors are eligible to receive awards of incentive and non-qualified stock options, performance awards, unrestricted awards, and restricted stock awards. Under the Plan, we are authorized to issue stock options or awards equal to 15% of the fully diluted outstanding common shares. The stock plan committee of our board of directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediately to four years.
Stock based compensation expense of approximately $120,900 and $0 was recorded during the three months ended September 30, 2006, and 2005, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 78% (derived from peer company implied estimated volatility); expected term of five and a half years (based on our best estimate since we do not have any historical data); and risk-free interest rate between 4.75% and 5.01% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:
Options Activity:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding at June 30, 2006	17,724	$1,387.50	483,300	$22.53	18,704	$6,786.00
Options granted at fair value value	—		338,026	$0.60	—
Options exercised	—		—	$—	—
Options cancelled	—		(26,825)	$0.40	—

Outstanding at September 30, 2006	17,724	$1,387.50	794,501	$13.94	18,704	$6,786.00

Exercisable at September 30, 2006	17,724	$1,387.50	435,751	$25.09	18,704	$6,786.00

Nonvested Options Activity:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Fair	Number	Fair	Number	Fair
	of Shares	Value	of Shares	Value	of Shares	Value
Balance at June 30, 2006	—	$—	271,125	$0.41	—	$—
Granted	—		338,026	$0.60	—
Vested	—		(238,026)	$0.62	—
Forfeited	—		(12,375)	$0.40	—

Outstanding at September 30, 2006	—	$—	358,750	$0.44	—	$—

At September 30, 2006, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
						Weighted	Weighted
				Number		Average	Average
	Option Price			of		Exercise	Remaining
	Range			Shares	Exercisable	Price	Contractual Life
2001 Plan			$1,387.50	17,724	17,724	$1,387.50	4.50 years
1999 Plan	$0.40	to	$0.55	765,975	205,675	$0.40	9.50 years
	$0.56	to	$2.00	22,026	22,026	$1.46	9.92 years
			$7.05	167	167	$7.05	7.79 years
			$8.01	250	250	$8.01	7.33 years
			$16.50	4,083	4,083	$16.50	6.33 years
			$3,000.00	1,167	1,167	$3,000.00	4.04 years
			$8,550.00	833	833	$8,550.00	4.46 years
Non-Plan			$3,600.00	639	639	$3,600.00	4.46 years
			$6,900.00	18,065	18,065	$6,900.00	4.50 years
10. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payments in the three months ended September 30, 2006, and 2005, to RBI in an amount equal to $24,000, and $25,200, respectively. Our current chief executive officer, a major beneficial owner of us, and a former senior executive officer of Old Berliner own RBI equally.
11. Legal Proceedings
We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

12. Segment Financial Data
We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and network services and (2) real estate acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income (loss), as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and gain (loss) on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. The decrease in total assets during the three months ended September 30, 2006, was due mainly to a reduction in accounts receivable. Selected segment financial information for the three months ended September 30, 2006, and 2005, is presented below:

	Three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues:
Infrastructure construction and network services	$5,372,013	$7,956,641
Real estate acquisition and zoning	2,417,474	689,160
Other	15,678	11,564

Total	$7,805,165	$8,657,365

Operating income (loss):
Infrastructure construction and network services	$(845,870)	$422,482
Real estate acquisition and zoning	284,998	(88,250)
Other	9,153	950

	$(551,719)	$335,182

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Certain information included in this Quarterly Report on Form 10-Q and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Quarterly Report should only be read in context described under “Forward-Looking Statements” and “Risk Factors” below.
Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors and stockholders can better understand a company’s future prospects and make investment decisions. “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. We have attempted, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussions of future operating or financial performance.

The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:
•	our financial condition and strategic direction;

•	our ability to continue as a going concern;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential generation of future revenues;

•	our ability to adequately staff our service offerings;

•	opportunities for BCI from new and emerging wireless technologies;

•	our ability to obtain additional financing;

•	our growth strategy for BCI;

•	trends in the wireless telecommunications industry;

•	key drivers of change in BCI’s business;

•	our position in the wireless telecommunications industry;

•	our competitive position; and

•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.
It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
•	risks inherent in our ability to continue as a going concern;

•	risks associated with competition in the wireless telecommunications industry;

•	risks that we will not be able to generate positive cash flow;

•	BCI’s function as an early stage company;

•	risks that we may not be able to obtain additional financing;

•	risks associated with Old Berliner’s history of losses;

•	risks related to a concentration in revenues from a small number of customers;

•	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

•	risks that BCI will be unable to adequately staff its service offerings.
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

Summary of Operating Results
The following table presents consolidated selected financial information. The statement of operations data for the three months ended September 30, 2006, and 2005, has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two business segments: providing (1) infrastructure equipment construction and network services and (2) real estate acquisition and zoning services to wireless communications carriers.
Operating Data:

	Three months ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$7,805,165	$8,657,365
Costs of revenues	5,716,580	6,217,550

Gross margin	2,088,585	2,439,815
Selling, general and administrative expenses	2,580,908	2,043,747
Depreciation	56,879	61,136
(Gain) loss on sale of fixed assets	2,517	(250)

Income (loss) from operations	(551,719)	335,182
Other (income) expense
Interest expense	29,073	9,571
Interest income	(4,610)	(2,846)
Loss in equity of investments	—	65,747
Other	(14,488)	400

Income (loss) before income taxes	(561,694)	262,310
Income tax expense	—	800

Net income (loss)	(561,694)	261,510
Deemed Series B and D preferred dividends	—	19,935,779

Net loss allocable to common shareholders	$(561,694)	$(19,674,269)

Net loss per share — basic and diluted	$(0.03)	$(5.90)

Weighted average number of shares outstanding — basic and diluted	17,034,857	3,335,393

Balance Sheet data:
Cash and cash equivalents	$413,428	$454,010
Working capital	$2,265,628	$1,428,473
Total assets	$10,963,906	$9,482,772
Long term liabilities	$166,178	$133,259
Total liabilities	$8,246,260	$7,414,126
Stockholders’ equity	$2,717,646	$2,068,646

Three months ended September 30, 2006, Compared to Three months ended September 30, 2005
Revenues. We had revenues of $7.8 million for the three months ended September 30, 2006, versus $8.7 million for the three months ended September 30, 2005. Revenues from infrastructure construction and network services contracts accounted for approximately 69% and 92% in the three months ended September 30, 2006, and 2005, respectively. Revenues in our infrastructure construction and network services segment decreased 32% from approximately $8.0 million in the three months ended September 30, 2005, to approximately $5.4 million for the three months ended September 30, 2006 primarily due to delays in receiving customer provided equipment for installation on sites on current contracts. Revenues from real estate site acquisition and zoning services accounted for approximately 31% and 8% in both of the three months ended September 30, 2006, and 2005, respectively. Revenues in our real estate acquisition and zoning segment increased 251% from approximately $689,200 for the three months ended September 30, 2005, to approximately $2.4 million in the three months ended September 30, 2006 due mainly to additional volume from one of our customers. We recognize revenues from infrastructure construction and network services contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.
Costs of Revenues. Our cost of revenues was $5.7 million for the three months ended September 30, 2006, versus $6.2 million for the three months ended September 30, 2005. The cost of revenues for our infrastructure construction and network services segment was approximately $4.3 million and approximately $5.7 million for the three months ended September 30, 2006, and 2005, respectively. The cost of revenues for our real estate acquisition and zoning segment was approximately $1.4 million and approximately $505,000 for the three months ended September 30, 2006, and 2005, respectively.
Gross Margin. Our gross margin for the three months ended September 30, 2006, was $2.1 million as compared to $2.4 million for the three months ended September 30, 2005. Our gross margin as a percentage of revenues was approximately 27% for the three months ended September 30, 2006, as compared to 28% for the three months ended September 30, 2005, which can be attributed to lower gross margins from our construction revenue due to increased competition in the current period versus the comparable period. In addition, we performed more modification contracts, which generate lower gross margins than new construction contracts. The gross margin for our infrastructure construction and network services segment was approximately $1.1 million and approximately $2.3 million for the three months ended September 30, 2006, and 2005, respectively. The gross margin for our real estate acquisition and zoning segment was approximately $995,300 and approximately $184,100 for the three months ended September 30, 2006, and 2005, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 26% during the three months ended September 30, 2006, to $2.6 million from $2.0 million in the three months ended September 30, 2005. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with increased staffing. In addition, we recorded $120,900 in costs associated with stock based compensation during the current quarter and none in the comparable quarter in 2005.
Selling, general and administrative expenses for the three months ended September 30, 2006, consisted primarily of approximately (i) $1.5 million of salaries and benefits, (ii) $172,900 of legal and professional fees, (iii) $189,700 of business insurance, (iv) $145,200 of office rents, (v) $116,900 of travel and entertainment, (vi) $113,400 of office expenses including telephone and utilities and (vii) $297,100 of other general operating expenses. Selling, general and administrative expenses for the three months ended September 30, 2005, consisted primarily of approximately (i) $1.3 million of salaries and benefits, (ii) $90,000 of legal and professional fees, (iii) $178,600 of business insurance, (iv) $136,800 of office rents, (v) $88,500 of travel and entertainment, (vi) $154,200 of office expenses including telephone and utilities and (vii) $241,100 of other general operating expenses.
Depreciation. Depreciation recorded on fixed assets during the three months ended September 30, 2006, totaled approximately $56,900 as compared to approximately $61,100 for the three months ended September 30, 2005. The decrease in depreciation is due to certain assets becoming fully depreciated.
Loss in Equity of Investments. The loss in equity of investments during the three months ended September 30, 2005, resulted from our minority ownership interest in a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” Paciugo was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. The values of our outstanding equity interests, other than Paciugo, had been reduced to zero either by recording our proportionate share of prior period losses incurred by each subsidiary to the cost of that interest or from impairment losses. We sold our interest in Paciugo on December 31, 2005 and recorded a gain of $200,000.

Income Taxes. At June 30, 2006, we have net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64,000 per year due to limitations as a result of the Acquisition.
Liquidity and Capital Resources
At September 30, 2006, we had consolidated current assets of approximately $10.3 million, including cash and cash equivalents of approximately $413,400 and net working capital of approximately $2.3 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash during the three months ended September 30, 2006, have been to fund (i) working capital requirements; (ii) capital expenditures; and (iii) reductions in debt.
In November 2005, we renewed our revolving credit facility, which provides for borrowings up to $1,250,000 and subsequently amended the credit facility in July 2006, increasing the availability to $2.5 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (as of June 30, 2006, the prime rate was 8.25 percent.) The credit facility is secured by substantially all of BCI’s assets and a guarantee from us. The balance outstanding at September 30, 2006, June 30, 2006, and September 30, 2005, was approximately $633,900, $1.1 million and $546,300, respectively. The revolving credit facility is for a period of eight months and currently matures on February 22, 2007, with the ability to renew for additional eight month terms.
Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility and the operations of BCI. Our current obligations consist of capital expenditures and funding working capital. In the event we do not generate positive cash flow in the near term, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow.
As of September 30, 2006, our backlog was approximately $13.9 million as compared to $11.1 million as of September 30, 2005, and we currently anticipate completing those backlog orders by March 31, 2007.
BCI’s failure to generate revenues sufficient to fund its continuing operations, as well as to fund our operations, would jeopardize our ability to continue as a going concern. Due to these factors, we intend to seek additional financing within the next twelve months.
The net cash provided by (used in) operating, investing and financing activities for the three months ended September 30, 2006, and 2005, is summarized below:
Net cash provided by operating activities in the three months ended September 30, 2006, and 2005, totaled approximately $556,500 and $147,300, respectively. During the three months ended September 30, 2006, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $439,400 used by operating activities, a decrease in accounts receivable of approximately $3.1 million due to increased collections and decreased revenue during the nine months ended September 30, 2006, a decrease in inventories of approximately $6,200 due to usage and controls, an increase in prepaid and other assets of approximately $14,900, a decrease in accounts payable of approximately $1.3 million, a decrease in accrued liabilities of approximately $727,000 and a decrease in income taxes payable of approximately $119,100 due to payments. In the three months ended September 30, 2005, cash provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $432,300, an increase in accounts receivable of approximately $2.1 million, a decrease in inventories of approximately $26,000, a decrease in prepaid expenses and other assets of approximately $135,400 and an increase in accounts payable and accrued liabilities of approximately $1.7 million.
Net cash used in investing activities was approximately $16,300 and $110,300 in three months ended September 30, 2006, and 2005, respectively, and was primarily used for the purchase of fixed assets.

Net cash used in financing activities was approximately $661,200 in the three months ended September 30, 2006, and net cash provided by financing activities was approximately $14,600 in the three months ended September 30, 2005. During the three months ended September 30, 2006, net cash used in financing activities consisted of payments against our credit facility net of borrowings of approximately $476,900 and reductions of other debt obligations of approximately $184,300. During the three months ended September 30, 2005, net cash provided by financing activities consisted of net borrowings from our credit facility of approximately $52,500 and payments net of borrowings from long-term debt and capital leases of approximately $37,900.
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
We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $363,700 at September 30, 2006 and borrowings under our line of credit of approximately $633,900. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4.	Controls and Procedures
Our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 as well as those of BCI. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.
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
Although we had net income during the year ended June 30, 2006, we may not be profitable in future periods, either on a short or long-term basis. Prior to our most recent year end, Old Berliner had historically incurred net losses. Old Berliner incurred a net loss of approximately $836,800 and $1.2 million for 2004 and the six months ended June 30, 2005, respectively and we recorded a net loss of approximately $561,700 for the three months ended September 30, 2006. Although Old Berliner did have net income of $5.4 million for the year ended December 31, 2003, it was primarily the result of a gain on the extinguishment of a debt of $7.2 million. We can provide no assurances that losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenues decline or do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.
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
For the three months ended September 30, 2006, we derived 90% of our total revenues from our five largest customers. For the year ended June 30, 2006, we derived 83% of our total revenues from our four largest customers. For the six months ended June 30, 2005, we derived 86% of our total revenues from our four largest customers. For the years ended December 31, 2004, and 2003, Old Berliner derived 87% and 86%, respectively, of its total revenues from its six and four largest customers, respectively. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
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
Our operating results have varied considerably in the past, and are likely to continue to do so, due to a number of factors. Many of these factors are outside our control and include, without limitation, the following:
•	financing provided to potential customers;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the availability of equipment to deploy new technologies, such a 4G and broadband;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

•	telecommunications market conditions and economic generally.
Due to these factors, our results for a particular quarter, and therefore, our combined results for that same period, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. The stock market in general, and the market for telecommunications companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, the limited number of shares in our market float, investors’ perceptions of us, future sales of our common stock, and general economic, industry and market conditions.
There is a lack of a public market for our common shares, which limits our shareholders ability to sell their shares.
There is currently a limited public market for our shares, and we cannot assure you that a more active market for our stock will develop. Consequently, investors may not be able to liquidate their shares at a suitable price, or at all.
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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits
(a) Exhibits
10.24	Employment Agreement, dated as of August 1, 2005, between BCI Communications, Inc. and Michael S. Guerriero. (compensatory agreement)

10.25	Employment Agreement, dated as of March 11, 2005, between BCI Communications, Inc. and Robert Bradley. (compensatory agreement)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BERLINER COMMUNICATIONS, INC.

Date: November 14, 2006	By:	/s/ Richard B. Berliner
Richard B. Berliner
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Albert E. Gencarella
Albert E. Gencarella
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2006	By:	/s/ Patrick G. Mackey
Patrick G. Mackey
Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.24	Employment Agreement, dated as of August 1, 2005, between BCI Communications, Inc. and Michael S. Guerriero. (compensatory agreement)
10.25	Employment Agreement, dated as of March 11, 2005, between BCI Communications, Inc. and Robert Bradley. (compensatory agreement)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.