Form 10-Q
period 2006-12-31
BERLINER COMMUNICATIONS INC
filed 2007-02-14
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
On February 14, 2007, 17,035,357 shares of the registrant’s common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,646,043	$534,350
Accounts receivable, net of allowance for doubtful accounts of $189,423 at December 31, 2006 and $179,535 at June 30, 2006	12,826,548	12,333,892
Inventories	366,528	322,029
Prepaid expenses and other current assets	204,085	331,546

	17,043,204	13,521,817
LONG-TERM ASSETS
Property and equipment, net	519,261	565,592
Debt issuances costs, net	528,636	—
Other assets	116,186	168,210

	$18,207,287	$14,255,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$501,750	$1,110,803
Current portion of long-term debt	132,281	373,856
Current portion of capital lease obligations	32,436	33,105
Accounts payable	4,755,303	5,355,827
Accrued liabilities	5,166,603	3,908,803
Accrued income taxes	442,244	127,927

	11,030,617	10,910,321

LONG-TERM LIABILITIES
Long-term debt, net of debt discount and current portion	2,384,660	162,769
Long-term capital lease obligations, net of current portion	26,460	24,081

	2,411,120	186,850

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	341	341
Additional paid-in capital	14,033,918	13,018,241
Accumulated deficit	(9,268,709)	(9,860,134)

	4,765,550	3,158,448

	$18,207,287	$14,255,619

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$13,687,584	$11,107,423	$21,492,748	$19,764,788
Costs of revenues	8,657,705	8,588,115	14,374,284	14,805,665

Gross margin	5,029,879	2,519,308	7,118,464	4,959,123
Selling, general and administrative expenses	3,283,849	2,241,441	5,864,757	4,285,188
Depreciation and amortization	62,214	62,909	119,093	124,045
(Gain) loss on sale of fixed assets	—	(509)	2,517	(759)

Income from operations	1,683,816	215,467	1,132,097	550,649
Other (income) expense
Interest expense	25,572	17,292	54,645	26,863
Interest income	(3,801)	(3,342)	(8,411)	(6,188)
Gain on sale of equity of investment, net of losses	—	(163,742)	—	(97,995)
Other	—	(85,399)	(14,488)	(84,999)

Income before income taxes	1,662,045	450,658	1,100,351	712,968
Income tax expense	508,926	2,250	508,926	3,050

Net income	$1,153,119	$448,408	$591,425	$709,918
Deemed Series B and D preferred dividends	—	—	—	19,935,779

Net income (loss) allocable to common shareholders	$1,153,119	$448,408	$591,425	$(19,225,861)

Net income (loss) per share — basic and diluted
Basic	$0.07	$0.03	$0.03	$(1.89)

Diluted	$0.06	$0.03	$0.03	$(1.89)

Weighted average number of shares outstanding
Basic	17,035,140	17,034,857	17,034,998	10,185,125

Diluted	18,576,196	17,034,857	17,272,929	10,185,125

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$591,425	$709,918
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	119,093	124,045
Loss in equity of investments	—	102,005
Bad debt expense	55,000	44,186
Stock based compensation	166,479	10,244
Accretion of debt discount associated with warrants	3,139	—
(Gain) on the sale of equity investment	—	(200,000)
(Gain) loss on sale of fixed assets	2,517	(759)
Changes in operating assets and liabilities	—
Accounts receivable	(547,657)	(4,854,038)
Inventories	(44,499)	49,989
Prepaid expenses and other current assets	127,462	212,415
Other assets	142,939	54,684
Accounts payable	(600,523)	1,836,521
Accrued liabilities	1,257,801	2,196,703
Income taxes payable	314,317	—

Net cash provided by operating activities	1,587,493	285,913

Cash flow from investing activities
Purchase of property and equipment	(50,499)	(143,821)
Proceeds from the sale of property and equipment	—	3,250
Proceeds from the sale of equity investment	—	200,000

Net cash (used in) provided by investing activities	(50,499)	59,429

Cash flows from financing activities
Proceeds from line of credit	3,340,134	1,902,074
Proceeds from long-term debt	3,000,000	83,540
Repayment of line of credit	(3,949,189)	(1,862,516)
Repayment of long-term debt	(269,673)	(179,169)
Repayment of capital leases	(18,137)	(24,381)
Debt issuance costs	(528,636)	—
Proceeds from exercise of stock options	200	—

Net cash provided by (used in) financing activities	1,574,699	(80,452)

Net increase in cash and cash equivalents	3,111,693	264,890
Cash and cash equivalents at beginning of period	534,350	402,432

Cash and cash equivalents at end of period	$3,646,043	$667,322

Supplemental disclosure of cash flow information
Interest paid	$54,645	$26,284

Income taxes paid	$194,610	$3,050

Non-cash investing and financing activities
Assets acquired under capital leases	$19,846	$17,370

Fair value of warrants issued with debt and for fundraising services provided to additional paid in capital	$848,998	$—

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	2,000,000 shares authorized;		20,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Balance at June 30, 2006	—	$—	17,034,857	$341	$13,018,241	$(9,860,134)	$3,158,448
Exercise of stock options			500	—	200		200
Stock based compensation expense					166,479		166,479
Value of warrants granted with debt					848,998		848,998
Net income						591,425	591,425

Balance at December 31, 2006	—	$—	17,035,357	$341	$14,033,918	$(9,268,709)	$4,765,550

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
On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and Novo’s wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets (the “Berliner Assets”) and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”).
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
2. Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2006, and for the three and six months ended December 31, 2006, and 2005, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
3. Accounting Policies
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates we make include the allowance for doubtful accounts and percentage of completion of construction projects, described in more detail below. Actual results could differ from those estimates.
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
The weighted number of common shares utilized in the basic earnings per share computation for the three and six months ended December 31, 2006, and 2005, was 17,035,140, 17,034,857, 17,034,998 and 10,185,125, respectively, and takes into account the deemed preferred stock dividends referred to in Note 10 below and a reverse stock split carried out at the time of the Acquisition.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS No.123(R) effective July 1, 2005. We elected to adopt SFAS No. 123(R) using a modified prospective application, whereby the provisions of the statement applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005).
Compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.
We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.
On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 states that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our results from operations or financial position.
4. Accounts Receivable
Accounts receivable at December 31, 2006, and June 30, 2006, consist of the following:

	December 31,	June 30,
	2006	2006
	(Unaudited)
Accounts receivable	$9,504,800	$9,723,178
Unbilled receivables	3,511,171	2,790,249

	13,015,971	12,513,427
Allowance for doubtful accounts	(189,423)	(179,535)

Total	$12,826,548	$12,333,892

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.
For the three months ended December 31, 2006, we derived 96% of our total revenues from our three largest customers. Of those customers, two of them individually represented greater than 5% and 10% of net revenues for the period. In the three months ended December 31, 2005, five customers represented approximately 86% of our total revenues. Of those customers, all of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period.
For the six months ended December 31, 2006, we derived 93% of our total revenues from our five largest customers. Of those customers, two of them individually represented greater than 5% of net revenues, and two of them represented greater than 10% of net revenues for the period. In the six months ended December 31, 2005, five customers represented approximately 79% of our total revenues. Of those customers, all of them individually represented greater than 5% of net revenues, and four of them represented greater than 10% of net revenues for the period.
5. Inventories
Inventories totaled approximately $366,500 and $322,000 as of December 31, 2006, and June 30, 2006, respectively, which consist mainly of raw materials, and are stated at the lower of cost or market value. Cost is determined using average cost method.
6. Debt Issuance Costs
Costs associated with the debt issuance discussed in Note 9 below consisted of placement fees, advisory fees and legal and other expenses related to the transaction. We paid the placement agent of the Note Purchase Agreement discussed in Note 9, a cash fee of $250,000. In addition, the placement agent received warrants to purchase 214,286 shares of common stock, exercisable for a period of five years at an exercise price of $0.70 per share. We also entered into an advisory services agreement with Sigma Capital Advisors, LLC (“Sigma Capital Advisors”), the manager of Sigma Opportunity Fund, LLC (“Sigma”) pursuant to which Sigma Capital Advisors will provide us with business, finance and organizational strategy, advisory, consulting and other services related to our business. As consideration for providing the advisory services, we agreed to pay Sigma Capital Advisors $100,000 and issue a warrant to purchase up to 150,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.55 per share (the “Additional Warrant”). Additionally, we agreed to reimburse Sigma for its reasonable out-of-pocket expenses directly related to its loan, not to exceed $60,000 incurred in connection with the initial $3.0 million of debt. The advisory services agreement will remain in effect until Sigma no longer holds any of our securities. The placement fee, advisory services agreement and the legal and other expenses along with the associated fair value of the warrants issued will be amortized over the life of the note.

At the closing date, approximately $95,800 was allocated to the warrants granted to Sigma Capital Advisors and the placement agent based on fair value determined using the Black-Scholes model as of that date with a corresponding increase to additional paid in capital. We incurred $25,000 in other costs associated with the debt issuance, which, together with the warrants and other fees described above, bring the total costs to approximately $531,000 as of December 31, 2006.
The debt issuance costs will be amortized over two years, the life of the Note (as hereinafter defined).
7. Accrued Liabilities
Accrued liabilities at December 31, 2006, and June 30, 2006, consist of the following:

	December 31,	June 30,
	2006	2006
	(Unaudited)
Employee compensation	$375,478	$536,015
Construction costs	3,943,695	3,179,061
Sales tax liability	600,000	175,000
Other	247,430	18,727

	$5,166,603	$3,908,803

Included in accrued liabilities is a potential liability for a state sales tax. In January of 2007, we received an informal notice of assessment in the amount of $1.8 million including unpaid taxes, penalties and interest for the years 1998 to 2004. We had previously recorded $175,000 in the year ended June 30, 2006 related to these potential taxes, and increased our estimated reserve in the current quarter to $600,000 based on our revised best estimate of the potential liability.
8. Revolving Credit Facility
In November 2005, we renewed our revolving credit facility with Presidential Financial Corporation of Delaware Valley (“Presidential”), which provides for borrowings up to $1,250,000 and subsequently amended the credit facility in July 2006, increasing the availability to $2.5 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent (2%).
The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at December 31, 2006, and June 30, 2006, was approximately $501,800 and $1.1 million, respectively. The revolving credit facility is for a period of eight months and currently matures on March 10, 2007, and we can elect to renew on a month to month basis thereafter.
9. Note Purchase Agreement
On December 29, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sigma for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million (the “Note”) and a warrant to purchase up to 1.5 million shares of our common stock (the “Warrant”). The Note is junior to our existing line of credit with Presidential or a similar facility of up to $10 million.
In connection with the Note, we recorded a debt discount equal to the fair value of the warrants associated with the Note in the amount of $753,000. We reduced the carrying value of the Note on the books by the $753,000 amount with the corresponding entry to paid-in capital. We will accrete this amount using the interest method over the life of the Note, charging interest expense whereby the Note balance will equal $3.0 million at December 29, 2008. If we default on the Note or the Note is otherwise accelerated, we will charge the balance remaining at that time to interest expense.

Pursuant to the Note Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant and the Additional Warrant (collectively, the “Registrable Shares”) for resale under the Securities Act. We agreed to file with the Securities and Exchange Commission (“SEC”) a Registration Statement with respect to the Registrable Shares no later than March 15, 2007 and to use our best efforts to cause the Registration Statement to become effective on or before June 15, 2007.
We will be liable for liquidated damages under the following circumstances (each, a “Registration Event”):
•	if the Registration Statement is not filed on or before March 15, 2007;

•	if the Registration Statement is not declared effective by the Commission on or prior to June 15, 2007;

•	if after the effective date of the Registration Statement, sales cannot be made under the Registration Statement, except in certain situations;

•	if after the date on which our securities are listed or included for quotation on any of the Over-the-Counter Bulletin Board, the American Stock Exchange, Nasdaq or New York Stock Exchange (each, a “Trading Market”), our common stock, or the Registrable Securities specifically, are not listed or included for quotation on a Trading Market, or the trading of our common stock is suspended or halted for five or more days on the Trading Market on which our common stock principally trades; or

•	if we fail, refuse or are otherwise unable to timely issue common stock to Sigma upon conversion of the Note or exercise of the Warrant or Additional Warrant, or if we fail, refuse or are otherwise unable to timely transfer any such shares as required under the Note Purchase Agreement or any related document executed therewith.
In the event of a Registration Event, the Company shall pay as liquidated damages to Sigma, for each 30-day period of the Registration Event, an amount in cash equal to 2% of the aggregate purchase price paid by Sigma pursuant to the Note Purchase Agreement; provided that in no event will we be required to pay any such amount for periods after the date that is six (6) months after the Required Effective Date. We are required to pay the liquidated damages within five days of the end of each calendar month during any Registration Event. We have also agreed that Sigma may register the Registrable Securities if we file a registration statement to register securities for our own account or for the account of others, except for certain specified registration statements, subject to certain exclusions and restrictions.
Pursuant to the Note Purchase Agreement, Sigma and its affiliates, partners and/or designees may, on or prior to February 15, 2007, invest an additional $3.0 million on the same terms as provided in the Note Purchase Agreement. On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) to issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million and a warrant to purchase up to 500,000 shares of our common stock to Pacific and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 to Operis in the original principal amount of $500,000 and a warrant to purchase up to 250,000 shares of our common stock, respectively, all on substantially the same terms as the Note and Warrant issued to Sigma (See Note 14).
10. Recapitalization of Berliner Communications
In connection with the Acquisition, we entered into a voting agreement (the “Voting Agreement”), with Old Berliner, as a holder of a majority of our common stock and as the sole holder of our newly issued Series E Preferred Stock, holders of all of our Series D Preferred Stock and more than two-thirds of the holders of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock (“Recapitalization”).
As part of the Recapitalization, we recorded a deemed dividend of approximately $19.9 million on the conversion of the Series B and Series D Preferred Stock due to the reduction in the conversion price that appears on the accompanying Consolidated Statement of Operations in computing the net loss allocable to common shares in the six months ended December 31, 2005. The deemed dividend on the Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred holders as of the date of the Voting Agreement over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount is deemed to represent a return to the preferred holders and therefore is treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.

11. Stock Compensation
In September 1999, Novo adopted a stock option and incentive plan, which Berliner adopted in its acquisition of Novo, as amended (the “Plan”). Pursuant to the Plan, our officers, employees and non-employee directors are eligible to receive awards of incentive and non-qualified stock options, performance awards, unrestricted awards, and restricted stock awards. Under the Plan, we are authorized to issue stock options or awards equal to 15% of the fully diluted outstanding common shares. The stock plan committee of our board of directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediately to four years.
Stock based compensation expense of approximately $45,600 and $10,200 was recorded during the three months ended December 31, 2006, and 2005, respectively. Stock based compensation expense of approximately $166,500 and $10,200 was recorded during the six months ended December 31, 2006, and 2005, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 73% to 78% (derived from peer company implied estimated volatility); expected term of five and a half years (based on our best estimate since we do not have any historical data); and risk-free interest rate between 4.54% and 5.01% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.
The following table summarizes share-based award activity under our stock option plans:
Options Activity:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding at June 30, 2006	17,724	$1,387.50	483,300	$22.53	18,704	$6,786.00
Options granted at fair value value	—		656,026	$0.58	—
Options exercised	—		(500)	$0.40	—
Options cancelled	—		(47,350)	$0.40	—

Outstanding at December 31, 2006	17,724	$1,387.50	1,091,476	$9.96	18,704	$6,786.00

Exercisable at December 31, 2006	17,724	$1,387.50	567,726	$19.35	18,704	$6,786.00

Nonvested Options Activity:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Fair	Number	Fair	Number	Fair
	of Shares	Value	of Shares	Value	of Shares	Value
Balance at June 30, 2006	—	$—	271,125	$0.41	—	$—
Granted	—		656,026	$0.58	—
Vested	—		(377,526)		—
Forfeited	—		(25,875)		—

Outstanding at December 31, 2006	—	$—	523,750	$0.44	—	$—

At December 31, 2006, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
						Weighted	Weighted
				Number		Average	Average
	Option Price			of		Exercise	Remaining
	Range			Shares	Exercisable	Price	Contractual Life
2001 Plan			$1,387.50	17,724	17,724	$1,387.50	4.50 years
1999 Plan	$0.36	to	$0.55	1,029,950	567,726	$0.49	9.54 years
	$0.56	to	$2.00	55,026	55,026	$1.07	9.83 years
			$7.05	167	167	$7.05	7.79 years
			$8.01	250	250	$8.01	7.33 years
			$16.50	4,083	4,083	$16.50	6.33 years
			$3,000.00	1,167	1,167	$3,000.00	4.04 years
			$8,550.00	833	833	$8,550.00	4.46 years
Non-Plan			$3,600.00	637	637	$3,600.00	4.21 years
			$6,900.00	18,067	18,067	$6,900.00	4.25 years
12. Related Party Transactions
We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payments in the three months ended December 31, 2006, and 2005, to RBI in an amount equal to $24,000, and $32,000, respectively and $48,000 during each of the six months ended December 31, 2006, and 2005. Our current chief executive officer, a major beneficial owner of us, and a former senior executive officer of Old Berliner own RBI equally.
Pursuant to the provisions of the Note Purchase Agreement, so long as the Note remains outstanding or Sigma beneficially owns at least 5% of our common stock, Sigma has the right to nominate a director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board as a Class III director with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. We paid Sigma Capital Advisors a one time fee of $100,000 for business, finance and organizational strategy, advisory, consulting and other services related to our business for as long as the Note is outstanding. We also paid Sigma $60,000 for expenses associated with the Note through December 31, 2006.
13. Legal Proceedings
We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.
14. Subsequent Events
In connection with the Note Purchase Agreement referred to above in Note 9, on February 8, 2007, we amended our certificate of incorporation to increase the number of shares of our authorized common stock from twenty million (20,000,000) shares to 100,000,000 shares.

Pursuant to the Note Purchase Agreement, Sigma and its affiliates, partners and/or designees may, on or prior to February 15, 2007, invest an additional $3.0 million on the same terms as provided in the Note Purchase Agreement. On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) to issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million and a warrant to purchase up to 500,000 shares of our common stock to Pacific and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 to Operis in the original principal amount of $500,000 and a warrant to purchase up to 250,000 shares of our common stock, respectively, all on substantially the same terms as the Note and Warrant issued to Sigma.
15. Segment Financial Data
We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) real estate acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income (loss), as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and gain (loss) on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. The increase in total assets during the six months ended December 31, 2006, was due mainly to the increase in cash and corresponding long-term debt associated with the Note Purchase Agreement. Selected segment financial information for the three and six months ended December 31, 2006, and 2005, is presented below:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Infrastructure construction and technical services	$11,339,460	$10,656,087	$16,711,473	$18,612,728
Real estate acquisition and zoning	2,348,556	439,794	4,766,030	1,128,954
Other	(432)	11,542	15,245	23,106

Total	$13,687,584	$11,107,423	$21,492,748	$19,764,788

Operating income (loss):
Infrastructure construction and technical services	$1,094,595	$329,044	$248,725	$751,526
Real estate acquisition and zoning	588,862	(130,850)	873,860	(219,100)
Other	359	17,273	9,512	18,223

	$1,683,816	$215,467	$1,132,097	$550,649

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
The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on our business, results of operations or financial condition.
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
It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
•	risks inherent in our ability to continue as a going concern;

•	risks associated with competition in the wireless telecommunications industry;

•	risks that we will not be able to generate positive cash flow;

•	risks that we may not be able to obtain additional financing;

•	risks related to a concentration of revenues from a small number of customers;

•	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

•	risks that BCI will be unable to adequately staff its service offerings.
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

Summary of Operating Results
The following table presents consolidated selected financial information. The statement of operations data for the three and six months ended December 31, 2006, and 2005, has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two business segments: providing (1) infrastructure equipment construction and technical services and (2) real estate acquisition and zoning services to wireless communications carriers.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$13,687,584	$11,107,423	$21,492,748	$19,764,788
Costs of revenues	8,657,705	8,588,115	14,374,284	14,805,665

Gross margin	5,029,879	2,519,308	7,118,464	4,959,123
Selling, general and administrative expenses	3,283,849	2,241,441	5,864,757	4,285,188
Depreciation and amortization	62,214	62,909	119,093	124,045
(Gain) loss on sale of fixed assets	—	(509)	2,517	(759)

Income from operations	1,683,816	215,467	1,132,097	550,649
Other (income) expense
Interest expense	25,572	17,292	54,645	26,863
Interest income	(3,801)	(3,342)	(8,411)	(6,188)
Gain on sale of equity of investment, net of losses	—	(163,742)	—	(97,995)
Other	—	(85,399)	(14,488)	(84,999)

Income before income taxes	1,662,045	450,658	1,100,351	712,968
Income tax expense	508,926	2,250	508,926	3,050

Net income	$1,153,119	$448,408	$591,425	$709,918
Deemed Series B and D preferred dividends	—	—	—	19,935,779

Net income (loss) allocable to common shareholders	$1,153,119	$448,408	$591,425	$(19,225,861)

Balance Sheet data:

	December 31,
	2006	2005
Cash and cash equivalents	$3,646,043	$667,322
Working capital	$6,012,587	$1,968,815
Total assets	$18,207,287	$12,206,915
Long term liabilities	$2,411,120	$149,410
Total liabilities	$13,441,737	$9,679,617
Stockholders’ equity	$4,765,550	$2,527,298

Three months ended December 31, 2006, Compared to Three months ended December 31, 2005
Revenues. We had revenues of $13.7 million for the three months ended December 31, 2006, versus $11.1million for the three months ended December 31, 2005. Revenues from our infrastructure construction and technical services segment accounted for approximately 83% and 96% for the three months ended December 31, 2006, and 2005, respectively. Revenues in our infrastructure construction and technical services segment increased 6% to approximately $11.3 million for the three months ended December 31, 2006 from approximately $10.7 million for the three months ended December 31, 2005. Revenues from our real estate site acquisition and zoning services’ segment accounted for approximately 17% and 4% in the three months ended December 31, 2006, and 2005, respectively. Revenues in our real estate acquisition and zoning segment increased 434% from approximately $439,800 for the three months ended December 31, 2005, to approximately $2.3 million in the three months ended December 31, 2006 due primarily to additional volume from one project from one of our customers. We have been awarded a significant new project from this customer, and believe we will continue to receive new work from this customer over the next 18 to 24 months.
Costs of Revenues. Our cost of revenues was $8.7 million for the three months ended December 31, 2006, versus $8.6 million for the three months ended December 31, 2005. The cost of revenues for our infrastructure construction and technical services segment was approximately $7.4 million and approximately $8.2 million for the three months ended December 31, 2006, and 2005, respectively. The cost of revenues for our real estate acquisition and zoning segment was approximately $1.3 million and approximately $372,500 for the three months ended December 31, 2006, and 2005, respectively.
Gross Margin. Our gross margin for the three months ended December 31, 2006, was $5.0 million as compared to $2.5 million for the three months ended December 31, 2005. Our gross margin as a percentage of revenues was approximately 37% for the three months ended December 31, 2006, as compared to 23% for the three months ended December 31, 2005, which can be attributed to higher gross margins from our infrastructure construction and technical services revenue as well as the increased revenue from site acquisition that traditionally has had higher margins. The gross margin for our infrastructure construction and technical services segment was approximately $4.0 million and approximately $2.4 million for the three months ended December 31, 2006, and 2005, respectively. The gross margin for our real estate acquisition and zoning segment was approximately $1.0 million and approximately $67,400 for the three months ended December 31, 2006, and 2005, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 47% during the three months ended December 31, 2006, to $3.3 million from $2.2 million in the three months ended December 31, 2005. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with increased staffing and the additional $425,000 relative to a potential state sales tax liability for prior years (See Note 7). In addition, we recorded approximately $45,600 in costs associated with stock based compensation during the current quarter and $10,200 in the comparable quarter in 2005.
Selling, general and administrative expenses for the three months ended December 31, 2006, consisted primarily of approximately (i) $1.9 million of salaries and benefits, (ii) $63,000 of legal and professional fees, (iii) $252,000 of business insurance, (iv) $156,600 of office rents, (v) $97,400 of travel and entertainment, (vi) $169,600 of office expenses including telephone and utilities and (vii) $665,400 of other general operating expenses (including the $425,000 of additional potential sales tax liability). Selling, general and administrative expenses for the three months ended December 31, 2005, consisted primarily of approximately (i) $1.3 million of salaries and benefits, (ii) $93,400 of legal and professional fees, (iii) $182,500 of business insurance, (iv) $156,800 of office rents, (v) $136,500 of travel and entertainment, (vi) $134,900 of office expenses including telephone and utilities and (vii) $215,300 of other general operating expenses.
Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended December 31, 2006, totaled approximately $62,200 as compared to approximately $62,900 for the three months ended December 31, 2005. The decrease in depreciation is due to certain assets becoming fully depreciated. Amortization was recorded on debt issuance costs and accretion of long-term debt totaled $5,300 during the three months ended December 31, 2006.
Loss in Equity of Investments. The loss in equity of investments during the three months ended December 31, 2005, resulted from our minority ownership interest in gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” Paciugo was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. We sold our interest in Paciugo on December 31, 2005 and recorded a gain of $200,000.
Income Taxes. At June 30, 2006, we have net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64,000 per year due to limitations as a result of the Acquisition.

Six months ended December 31, 2006, Compared to Six months ended December 31, 2005
Revenues. We had revenues of $21.5 million for the six months ended December 31, 2006, versus $19.8 million for the six months ended December 31, 2005. Revenues from infrastructure equipment construction and technical services accounted for approximately 78% and 94% in the six months ended December 31, 2006, and 2005, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 22% and 6% in both of the six months ended December 31, 2006, and 2005, respectively. The increase in revenues in the six months ended December 31, 2006, versus the six months ended December 31, 2005, is due primarily to additional volume from one project from one of our customers.
Cost of Revenues. Our cost of revenues was $14.4 million for the six months ended December 31, 2006, versus $14.8 million for the six months ended December 31, 2005. The cost of revenues for our infrastructure construction and technical services segment was approximately $11.6 million and approximately $13.9 million for the six months ended December 31, 2006, and 2005, respectively. The cost of revenues for our real estate acquisition and zoning segment was approximately $2.7 million and approximately $877,500 for the six months ended December 31, 2006, and 2005, respectively.
Gross Margin. Our gross margin for the six months ended December 31, 2006, was $7.1 million as compared to $5.0 million or for the six months ended December 31, 2005. The increase in gross margin as a percentage of revenues of approximately 8% can be attributed to the shift in the type of revenues generated in the six months ended December 31, 2006, as compared to the six months ended December 31, 2005. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and technical services.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 37% during six months ended December 31, 2006, to $5.9 million from $4.3 million in the six months ended December 31, 2005. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with increased staffing and the additional $425,000 relative to our potential state sales tax liability for prior years.
Selling, general and administrative expenses for the six months ended December 31, 2006, consisted primarily of approximately (i) $3.4 million of salaries and benefits, (ii) $235,900 of legal and professional fees, (iii) $441,700 of business insurance, (iv) $301,800 of office rents, (v) $214,300 of travel and entertainment, (vi) $283,100 of office expenses including telephone and utilities and (vii) $962,500 of other general operating expenses (including the $425,000 of additional potential sales tax liability). Selling, general and administrative expenses for the six months ended December 31, 2005, consisted primarily of approximately (i) $2.6 million of salaries and benefits, (ii) $184,200 of legal and professional fees, (iii) $361,100 of business insurance, (iv) $293,600 of office rents, (v) $225,000 of travel and entertainment, (vi) $266,400 of office expenses including telephone and utilities and (vii) $368,800 of other general operating expenses. We anticipate that selling, general and administrative expenses will remain constant during our third and fourth fiscal quarters of fiscal 2007 other than the one time additional costs associated with the state sales tax liability.
Depreciation and Amortization. Depreciation recorded on fixed assets during the six months ended December 31, 2006, totaled approximately $119,100, as compared to approximately $124,000 for six months ended December 31, 2005. The decrease in depreciation is due to certain assets being fully depreciated. Amortization was recorded on debt issuance costs and accretion of long-term debt totaled $5,300 during the three months ended December 31, 2006.
Loss in Equity Investments. Loss in equity investments for the six months ended December 31, 2005, results from our minority ownership interest in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. We sold our interest in Paciugo on December 30, 2005 and recorded a gain of $200,000.
Other (Income). Other income during the six months ended December 31, 2005, includes a recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.
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

Liquidity and Capital Resources
At December 31, 2006, we had consolidated current assets of approximately $17.0 million, including cash and cash equivalents of approximately $3.6 million and net working capital of approximately $6.0 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash during the six months ended December 31, 2006, have been to fund (i) working capital requirements; (ii) capital expenditures; and (iii) reductions in debt.
In November 2005, we renewed our revolving credit facility, which provides for borrowings up to $1,250,000 and subsequently amended the credit facility in July 2006, increasing the availability to $2.5 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus two percent. The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at December 31, 2006 and June 30, 2006, was approximately $501,800, and $1.1 million, respectively. The revolving credit facility is for a period of eight months and currently matures on March 10, 2007, and we can elect to renew on a month to month basis thereafter.
On December 29, 2006, we entered into a Note Purchase Agreement with Sigma Opportunity Fund, L.P. for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million due on December 29, 2008. In addition, on February 2, 2007, we entered into Joinder Agreements to the Note Purchase Agreement with Pacific Asset Partners, LLC and Operis Partners I, L.P. to issue a second and third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amounts of $1.0 and $0.5 million, respectively. During the third quarter of fiscal 2007, we expect to enter into a fourth and final agreement with an affiliate of Sigma Opportunity Fund, L.P. to raise an additional $1.5 million through the issuance of another 7% Senior Subordinated Secured Convertible Note pursuant to the same terms and conditions as the December 29, 2006 Note Purchase Agreement. We will make periodic payments of interest throughout the life of the notes and may be subject to liquidating damages in the maximum amount of $720,000 ifwe do not meet certain registration rights requirements.
Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility and the operations of BCI. Our current obligations consist of capital expenditures, funding working capital and repayment of debt. In the event we do not generate positive cash flow in the near term, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow.
As of December 31, 2006, our backlog was approximately $16.7 million as compared to $9.4 million as of December 31, 2005, and we currently anticipate completing those backlog orders by June 30, 2007.
The net cash provided by (used in) operating, investing and financing activities for the six months ended December 31, 2006, and 2005, is summarized below:
Net cash provided by operating activities in the six months ended December 31, 2006, and 2005, totaled approximately $1.6 million and $285,900, respectively. During six months ended December 31, 2006, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $1.0 million provided by operating activities, an increase in accounts receivable of approximately $547,700 due to increased revenue during the six months ended December 31, 2006, an increase in inventories of approximately $44,500, a decrease in prepaid and other assets of approximately $274,700, a decrease in accounts payable of approximately $600,500, an increase in accrued liabilities of approximately $1.3 million and an increase in income taxes payable of approximately $314,300. In the six months ended December 31, 2005, cash provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $789,600, an increase in accounts receivable of approximately $4.9 million, a decrease in inventories of approximately $50,000, a decrease in prepaid expenses and other assets of approximately $267,100 and an increase in accounts payable and accrued liabilities of approximately $4.0 million.
Net cash used in investing activities was approximately $50,500 in six months ended December 31, 2006, and net cash provided was approximately $59,400 in the six months ended December 31, 2005, and was primarily used for the purchase of fixed assets in the current period.
Net cash provided by financing activities was approximately $1.6 million in the six months ended December 31, 2006, and net cash used in financing activities was approximately $80,500 in the six months ended December 31, 2005. During the six months ended December 31, 2006, net cash provided by financing activities consisted of the proceeds from the Note Purchase Agreement of $3.0 million reduced by payments against our credit facility net of borrowings of approximately $609,100,reductions of other debt obligations of approximately $287,800, and debt issuance costs net of value assigned to warrants of approximately $528,600. During the six months ended December 31, 2005, net cash used in financing activities consisted of net borrowings from our credit facility of approximately $39,600 and payments net of borrowings from long-term debt and capital leases of approximately $120,000.

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. However, we may elect to seek additional funding or an expanded line of credit in the next twelve months in addition to the above referenced $6.0 million in financing transactions for additional growth and any potential acquisitions that require funding in excess of our current sources. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of our sales and marketing efforts. We cannot assure you that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and our current credit facility and any additional equity or credit facilities we can arrange. We have no existing agreements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $3.2 million at December 31, 2006 and borrowings under our line of credit of approximately $501,800. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.
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
Item 1A. Risk Factors
Old Berliner had a history of losses, and although we have had net income in prior periods, we may never achieve sustained profitability.
Although we had net income during the six months ended December 31, 2006, and the year ended June 30, 2006, we may not be profitable in future periods, either on a short or long-term basis. Prior to our most recent year end, Old Berliner had historically incurred net losses. Old Berliner incurred a net loss of approximately $836,800 and $1.2 million for 2004 and the six months ended June 30, 2005, respectively. We can provide no assurances that losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenues decline or do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.
We generate a substantial portion of our revenues from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the six months ended December 31, 2006, we derived 93% of our total revenues from our five largest customers with one customer representing 72%. For the year ended June 30, 2006, we derived 83% of our total revenues from our four largest customers. For the six months ended June 30, 2005, we derived 86% of our total revenues from our four largest customers. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with such customers include, for example, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could be materially harmed.
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
The level of merger activity among telecommunications operators has increased markedly in the past three years and this trend is continuing. One of our customers, Sprint, has merged with Nextel. These consolidations have and will reduce the number of companies composing that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. Because we have historically derived a significant portion of our revenues in any given year from a limited number of customers, we may not be able to reduce costs in response to any decrease in our revenues. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenues, which would negatively impact our ability to generate income as well as result in lower profitability.
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
Wireless service providers may continue to delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring third generator, or 3G licenses, many providers have delayed deployment of 3G networks. Since we expect that a substantial portion of our growth will be derived from our services related to new technologies, further delays in the adoption and deployment of these technologies, such as 3G and fourth generator, or 4G, would negatively affect the demand for our services and our ability to grow our revenues.
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
The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. The telecommunications market, where we principally compete, is particularly cyclical in nature. Such industries have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and our performance may continue to be volatile, depending upon the demand for future projects in the industry.
We may experience significant fluctuations in our quarterly results as a result of uncertainties relating to our ability to generate additional revenues, manage expenditures and other factors, certain of which are outside of our control.
Our operating results have varied considerably in the past, and are likely to continue to do so , due to a number of factors. Many of these factors are outside our control and include, without limitation, the following:
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
Our stock price is volatile. The stock market in general, and the market for telecommunications companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’ perceptions of us, the number of our shares available in the market, future sales of our common stock, and general economic, industry and market conditions.
There is a lack of a public market for our shares, which limits our shareholders ability to sell their shares.
There is currently a limited public market for our shares, and we cannot assure you that a more active market for our stock will develop. Consequently, investors may not be able to liquidate their shares at a suitable price, or at all.
We have experienced, and expect to continue to experience, long sales cycles, we expect to incur significant costs to generate new business and our customer base may not experience growth commensurate with such costs.
Historically, purchases of our services and our services by customers often entailed a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. We may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand our customer base. As a result of lengthy sales cycles, we expect to continue to incur relatively high costs to generate new business.

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
We may be subject to additional liability for state sales tax.
In January 2007, we received an informal notice of assessment in the amount of $1.8 million from a state tax authority, including unpaid sales taxes, penalties and interest for the years 1998 through 2004. We had previously recorded $175,000 in the year ended June 30, 2006 related to these potential taxes, and have increased our estimated reserve for the quarter ended December 31, 2006 to $600,000 based on the notice from the taxing authority and our revised best estimate of the potential liability. Our best estimate may not be correct, and we could be required to pay the entire $1.8 million, with the possibility of additional penalties and interest, and also additional amounts for tax periods dating after 2004. If we owe any amounts over and above our estimate of $600,000, we will revise our accrued liabilities, and increase our selling, general and administrative expenses in the period when we become aware of these additional amounts, and this could materially impact our results of operations for that period.
Risk Factors Related to Financing with Sigma, Pacific and Operis
We may not be able to register the shares of common stock issuable upon conversion of our 7% Senior Subordinated Secured Convertible Note Due 2008 and exercise of certain of our outstanding warrants, which may subject us to financial penalties.
The Note Purchase Agreement we entered into in connection with our financing with Sigma, Pacific and Operis requires that we file and make effective a registration statement with the SEC covering the shares of common stock issuable upon conversion of each of the 7% Senior Subordinated Secured Convertible Notes Due 2008 and exercise of the accompanying warrants. We are required to file the registration statement no later than March 15, 2007 and cause it to become effective prior to June 15, 2007 and remain effective thereafter. If we are unable to comply with these registration requirements, we will be subject to damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we fail to meet these requirements. We cannot guarantee that we will be able to cause a registration statement covering the shares to be declared effective within the time provided, or at all. Recently, the SEC has expressed a view that may limit registration statements such as the one described by the Note Purchase Agreement. If we are unable to meet the registration requirements set forth in the Note Purchase Agreement, our net income will be reduced by the amount of damages we are required to pay.
Our 7% Senior Subordinated Secured Convertible Notes Due 2008 and the related Note Purchase Agreement contain restrictions that may limit our flexibility to take certain actions in the future, including raising additional capital.
Our 7% Senior Subordinated Secured Convertible Notes Due 2008 contain provisions that, among other things, limit our ability to:
•	incur additional indebtedness;

•	transfer or sell substantially all of our assets;

•	incur liens;

•	issue certain securities; and

•	enter into transactions with affiliates.
In addition, if we issue any securities at prices below their fair market value on the date of issue (as defined in the Notes), the conversion price of the Notes and the exercise price of our outstanding warrants will be reduced proportionately, causing further dilution to our common shareholders. The Note Purchase Agreement also gives Sigma preemptive rights to participate in any subsequent issuances of our securities. These and other restrictions in the Notes and the Note Purchase Agreement may prevent us from raising capital in the future on advantageous terms, or at all, and may restrict some of our operating flexibility.

If we fail to reach certain revenue and other financial targets, the conversion price of our 7% Senior Subordinated Secured Convertible Note Due 2008 will be reduced and you may experience additional dilution.
The terms of the 7% Senior Subordinated Secured Convertible Notes Due 2008 provide that the principal amounts of each Note can be converted into shares of our common stock at a conversion price of $1.10 per share. If we do not reach certain revenue and earnings targets for the year ended June 30, 2007;however, the terms of the Notes provide that this conversion price for some of all of the common stock will be reduced to $0.50 per share. We cannot assure you that we will be able to obtain the specified target revenue and earnings levels. If we are unable to reach these targets, the Notes will be convertible for an aggregate of up to 9,000,000 of our shares of common stock rather than the current 4,090,909 shares, and you will experience a corresponding increased dilution of your investment. If we close on an additional $1.5 million note as part of this transaction, as expected, and we fail to these targets, then the Notes will be convertible for an aggregate of up to 12,000,000 of our shares of common stock rather than the current 5,454,545 shares, and you will experience a corresponding increased dilution of your investment
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Other than as reported in our Report on Form 8-K dated December 29, 2006, there were no sales of unregistered securities during the quarter ended December 31, 2006.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on December 18, 2006. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated October 27, 2006:
(1) Election of Directors

Nominee	For	Against	Abstain
Peter J. Mixter	14,456,839	117	—
Mehran Nazari	14,356,339	617	—
The terms of the office of our other directors holding office at the time of the Annual Meeting, Messrs. Mark S. Dailey, Peter J. Mixter, Mehran Nazari, and John Stevens Robling, Jr. continued after the meeting.
(2) Ratification of the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ended June 30, 2007.

For	Against	Abstain
14,456,881	72	3
On December 28, 2006, the holder of approximately 79.5% of our Common Stock approved by written consent an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock. For a more detailed description of the amendment to our Amended and Restated Certificate of Incorporation, please see our Definitive Information Statement on Schedule 14C filed with the SEC on January 17, 2007.
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits
3.1	Amended Articles of Incorporation filed on February 8, 2007.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BERLINER COMMUNICATIONS, INC.

Date: February 14, 2007	By:	/s/ Richard B. Berliner
Richard B. Berliner
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2007	By:	/s/ Albert E. Gencarella
Albert E. Gencarella
Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2007	By:	/s/ Patrick G. Mackey
Patrick G. Mackey
Senior Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended Articles of Incorporation filed on February 8, 2007.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.3	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
*     Filed herewith.