Form 10-Q
period 2007-03-31
BERLINER COMMUNICATIONS INC
filed 2007-05-15
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 9, 2007, 17,035,357 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$2,214	$534
Accounts receivable, net of allowance for doubtful
accounts of $211 at March 31, 2007 and
$179 at June 30, 2006	15,282	12,334
Inventories	758	322
Prepaid expenses and other current assets	458	332
	18,712	13,522

LONG-TERM ASSETS
Property and equipment, net	1,486	566
Debt issuances costs, net	722	-
Goodwill	2,907	-
Other assets	124	168

	$23,951	$14,256

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$-	$1,111
Current portion of long-term debt	57	374
Current portion of capital lease obligations	24	33
Accounts payable	4,043	5,356
Accrued liabilities	6,589	3,909
Accrued income taxes	356	128
	11,069	10,911

LONG-TERM LIABILITIES
Long-term debt, net of debt discount and current portion	6,214	163
Long-term capital lease obligations, net of current portion	22	24
	6,236	187

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock	-	-
Common stock	-	-
Additional paid-in capital	15,554	13,018
Accumulated deficit	(8,908)	(9,860)
	6,646	3,158

	$23,951	$14,256

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(In Thousands: except share and per share data)
Revenue	$15,394	$8,547	$36,887	$28,312
Cost of revenue	11,222	6,483	25,597	21,289

Gross margin	4,172	2,064	11,290	7,023

Selling, general and administrative expenses	2,977	2,362	8,841	6,647
Depreciation and amortization	68	62	188	187
(Gain) on sale of fixed assets	(7)	(4)	(5)	(5)

Income (loss) from operations	1,134	(356)	2,266	194

Other (income) expense
Interest expense	400	15	454	41
Interest income	(20)	(4)	(28)	(10)
Gain on sale of equity of investment, net of losses	(4)	-	(4)	(98)
Other	(14)	(4)	(28)	(90)

Income (loss) before income taxes	772	(363)	1,872	351

Income tax expense	411	2	920	6

Net income (loss)	$361	$(365)	$952	$345

Deemed Series B and D preferred dividends	-	-	-	19,936

Net income (loss) allocable to common shareholders	$361	$(365)	$952	$(19,591)

Net income (loss) per share - basic and diluted
Basic	$0.02	$(0.02)	$0.06	$(1.58)

Diluted	$0.02	$(0.02)	$0.05	$(1.58)

Weighted average number of shares outstanding
Basic	17,035,357	17,034,857	17,035,357	12,375,299

Diluted	19,926,795	17,034,857	17,673,363	12,375,299

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
(In Thousands)
Cash flows from operating activities
Net income	$952	$345
Adjustments to reconcile net income
to net cash provided by (used in) operations
Depreciation and amortization	278	186
Loss in equity of investments	-	102
Bad debt expense	90	74
Stock based compensation	199	23
Accretion of debt discount associated with warrants	213	-
Loss (gain) on the sale of equity investment	-	(205)
Changes in operating assets and liabilities
Accounts receivable	(3,038)	(3,797)
Inventories	(87)	110
Prepaid expenses and other current assets	(126)	5
Other assets	44	170
Accounts payable	(1,313)	1,458
Accrued liabilities	2,680	2,011
Income taxes payable	228	-

Net cash provided by operating
activities	120	482

Cash flow from investing activities
Purchase of property and equipment	(254)	(190)
Acquisition of Digitcom	(2,000)	-
Acquisition of Comtech	(98)	-
Proceeds from the sale of property and equipment	-	16
Proceeds from the sale of equity investment	-	200

Net cash (used in) provided by investing activities	(2,352)	26

Cash flows from financing activities
Proceeds from line of credit	3,923	3,021
Proceeds from long-term debt	6,000	97
Repayment of line of credit	(5,034)	(3,093)
Repayment of long-term debt	(368)	(246)
Repayment of capital leases	(11)	(42)
Debt issuance costs	(598)	-

Net cash provided by (used in) financing activities	3,912	(263)

Net increase in cash and cash equivalents	1,680	245
Cash and cash equivalents at beginning of period	534	402

Cash and cash equivalents at end of period	$2,214	$647
Supplemental disclosure of cash flow information
Interest paid	$150	$38
Income taxes paid	$564	$5
Non-cash investing and financing activities
Assets acquired under capital leases	$20	$61
Fair value of warrants associated with debt
issuances and professional services	$2,337	$-
Note payable issued in connection with the acquisition of Digitcom	$1,750	$-
Purchase of vehicles financed with notes payable	$21	$-

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	2,000,000 shares authorized; $0.00002 par value		100,000,000 shares authorized $0.00002 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
(In Thousands except share data)	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

Balance at June 30, 2006	-	$-	17,034,857	$-	$13,018	$(9,860)	$3,158

Exercise of stock options			500	-	-		-

Stock based compensation expense					199		199

Value of warrants granted with debt					2,337		2,337

Net income						952	952

Balance at March 31, 2007	-	$-	17,035,357	$-	$15,554	$(8,908)	$6,646

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

On February 28, 2007, BCI entered into an asset purchase agreement with Digital Communication Services, Inc., J&J Leasing Partnership and the shareholders at Digitcom for the purchase of certain assets, excluding cash and receivables, of Digitcom and property of J&J. On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc. The results of these acquired businesses have been incorporated into our consolidated financial statements since the date of acquisition.

2.  Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2007, and for the three and nine months ended March 31, 2007, and 2006, respectively, have been prepared by us, without audit, pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

On February 28, 2007, BCI entered into an asset purchase agreement with Digital Communication Services. Inc., J&J Leasing Partnership and the shareholders at Digitcom for the purchase of certain assets, excluding cash and receivables, of Digitcom and property at J&J. On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc. The results of these acquired businesses have been incorporated into our consolidated financial statements since the date of acquisition.

3.  Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the more significant estimates we make include the allowance for doubtful accounts and percentage of completion of construction projects, described in more detail below. Actual results could differ from those estimates.

Revenue Recognition. Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services is recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized upon the identification of an acceptable site and when the lease is signed between the landlord and customer. Revenue associated with multiple element contracts is allocated based on the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.

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

The weighted number of common shares utilized in the basic earnings per share computation for the three and nine months ended March 31, 2007, and 2006, was 17,035,357, 17,035,357, 17,034,857 and 12,375,299,  respectively, and takes into account the deemed preferred stock dividends referred to in Note 11 below and a reverse stock split carried out at the time of the Acquisition.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, of the adoption of FIN 48 on the Company’s condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s condensed consolidated financial position, results of operations and cash flows or financial statement disclosures.

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

4.  Accounts Receivable

Accounts receivable at March 31, 2007, and June 30, 2006, consist of the following:

	March 31,	June 30,
	2007	2006
(In Thousands)	(Unaudited)

Accounts receivable	$11,012	$9,723
Unbilled receivables	4,481	2,790
	15,493	12,513
Allowance for doubtful accounts	(211)	(179)

Total	$15,282	$12,334

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.

For the three months ended March 31, 2007, we derived 93% of our total revenue from our three largest customers. Of those customers, one of them individually represented 82% of revenue for the period. In the three months ended March 31, 2006, six customers represented 93% of our total revenue. Of those customers, all of them individually represented greater than 5% of net revenue, and four of them represented greater than 10% of net revenue for the period.

For the nine months ended March 31, 2007, we derived 90% of our total revenue from our three largest customers. Of those customers, one of them represented greater than 10% of net revenue for the period. In the nine months ended March 31, 2006, six customers represented 88% of our total revenue. Of those customers, all of them individually represented greater than 5% of net revenue, and four of them represented greater than 10% of net revenue for the period.

5.  Inventories

Inventories totaled $758,000 and $322,000 as of March 31, 2007, and June 30, 2006, respectively, which consist mainly of raw materials, and are stated at the lower of cost or market value. Cost is determined using the average cost method.

6.  Debt Issuance Costs

Costs associated with the debt issuance discussed in Note 9 below consisted of placement fees, advisory fees and legal and other expenses related to the transaction. We paid the placement agent of the Note Purchase Agreement discussed in Note 9, a cash fee of $310,000. In addition, the placement agent received warrants to purchase 428,572 shares of common stock, exercisable for a period of five years at an exercise price of $0.70 per share. We also entered into an advisory services agreement with Sigma Capital Advisors, LLC (“Sigma Capital Advisors”), the manager of Sigma Opportunity Fund, LLC (“Sigma”) pursuant to which Sigma Capital Advisors will provide us with business, finance and organizational strategy, advisory, consulting and other services related to our business. As consideration for providing the advisory services, we agreed to pay Sigma Capital Advisors $100,000 and issue warrants to purchase up to 175,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.55 per share (the “Additional Warrants”). Additionally, we agreed to reimburse Sigma for its reasonable out-of-pocket expenses directly related to its loan, not to exceed $100,000 incurred in connection with the $6.0 million of debt. The advisory services agreement will remain in effect until Sigma no longer holds any of our securities. The placement fee, advisory services agreement and the legal and other expenses along with the associated fair value of the warrants issued will be amortized over the life of the note.

A total of $214,000 was allocated to the warrants granted to Sigma Capital Advisors and the placement agent based on fair value determined using the Black-Scholes model as of that date issued with a corresponding increase to additional paid in capital. The costs associated with the debt issuance, which, together with the warrants described above, bring the total costs of the debt issuance to $812,000.

The debt issuance costs will be amortized over two years, the life of the Note (as hereinafter defined).

7.  Accrued Liabilities

Accrued liabilities at March 31, 2007, and June 30, 2006, consist of the following:

	March 31,	June 30,
	2007	2006
(In Thousands)	(Unaudited)

Employee compensation	$836	$536
Construction costs	4,376	3,179
Tax liability	856	175
Other	521	19

	$6,589	$3,909

Included in accrued liabilities is a potential liability for a state sales tax. In January of 2007, we received an informal notice of assessment in the amount of $1.8 million including unpaid taxes, penalties and interest for the years 1998 to 2004. We had previously recorded $175,000 in the year ended June 30, 2006 related to these potential taxes. We have reviewed their findings and believe that certain items that they deemed subject to tax were exempt. Accordingly, we increased our estimated reserve in the quarter ended December 31, 2006 to $600,000 based on our revised best estimate of the potential liability and continue to maintain that level of reserve at March 31, 2007.

8.  Revolving Credit Facility

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (“Presidential”). On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). In addition, we pay .25% per month on the unpaid balance.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at March 31, 2007, and June 30, 2006, was $0 and $1.1 million, respectively. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008, and we can elect to renew on a month to month basis thereafter.

9.  Note Purchase Agreement

On December 29, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sigma Capital Advisors for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million (the “Note”) convertible at $1.10 per share (subject to adjustment) and a warrant to purchase up to 1.5 million shares of our common stock with a strike price of $0.01 (the “Warrant”). The Note is junior to our existing $8.0 million line of credit with Presidential.

In connection with the Note, we recorded a debt discount equal to the fair value of the warrants associated with the Note in the amount of $753,000. We reduced the carrying value of the Note on the books by the $753,000 amount with the corresponding entry to paid-in capital. We will accrete this amount over the life of the Note, charging interest expense whereby the Note balance will equal $3.0 million at December 29, 2008. If we default on the Note or the Note is otherwise accelerated, we will charge the balance remaining at that time to interest expense.

Pursuant to the Note Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant and the Additional Warrants (collectively, the “Registrable Shares”) for resale under the Securities Act. We agreed to file with the SEC a Registration Statement with respect to the Registrable Shares, which was filed with the SEC on March 19, 2007, and to cause the Registration Statement to become effective on or before June 15, 2007.

We will be liable for liquidated damages under the following circumstances (each, a “Registration Event”):

•	if the Registration Statement is not declared effective by the SEC on or prior to June 15, 2007;

•	if after the effective date of the Registration Statement, sales cannot be made under the Registration Statement, except in certain situations;

•
if after the date on which our securities are listed or included for quotation on any of the Over-the-Counter Bulletin Board, the American Stock Exchange, Nasdaq or New York Stock Exchange (each, a “Trading Market”), our common stock, or the Registrable Securities specifically, are not listed or included for quotation on a Trading Market, or the trading of our common stock is suspended or halted for five or more days on the Trading Market on which our common stock principally trades; or

•
if we fail, refuse or are otherwise unable to timely issue common stock to Sigma upon conversion of the Note or exercise of the Warrant or Additional Warrants, or if we fail, refuse or are otherwise unable to timely transfer any such shares as required under the Note Purchase Agreement or any related document executed therewith.

In the event of a Registration Event, we shall pay as liquidated damages to Sigma, for each 30-day period of the Registration Event, an amount in cash equal to 2% of the aggregate purchase price paid by Sigma pursuant to the Note Purchase Agreement; provided that in no event will we be required to pay any such amount for periods after the date that is six (6) months after the Required Effective Date. We are required to pay the liquidated damages within five days of the end of each calendar month during any Registration Event. We have also agreed that Sigma may register the Registrable Securities if we file a registration statement to register securities for our own account or for the account of others, except for certain specified registration statements, subject to certain exclusions and restrictions.

On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) and issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million and a warrant to purchase up to 500,000 shares of our common stock (with a fair value of $376,000) to Pacific and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 to Operis in the original principal amount of $500,000 and a warrant to purchase up to 250,000 shares of our common stock (with a fair value of $188,000), respectively, all on substantially the same terms as the Note and Warrant issued to Sigma.

In connection with the Pacific and Operis notes, we recorded a debt discount equal to the fair value of the warrants associated with such notes in the amount of $376,000 and $188,000, respectively. We reduced the carrying value of these notes on the books by the $376,000 and $188,000 amounts with the corresponding entry to paid-in capital. We will accrete this amount over the life of the notes, charging interest expense whereby the notes balance will equal $1.5 million at December 29, 2008. If we default on a note or a note is otherwise accelerated, we will charge the balance remaining at that time to interest expense.

In connection with the Note Purchase Agreement, on February 8, 2007, we amended our certificate of incorporation to increase the number of shares of our authorized common stock from twenty million (20,000,000) shares to 100,000,000 shares.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC (“Sigma Berliner”) to issued a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase up to 750,000 shares of our common (with a fair value of $564,000) stock to Sigma Berliner, also on substantially the same terms as the Note and Warrant issued to Sigma.

In connection with the Sigma Berliner Note, we recorded a debt discount equal to the fair value of the warrants associated with this note in the amount of $564,000. We reduced the carrying value of this note on the books by the $564,000 amount with the corresponding entry to paid-in capital. We will accrete this amount over the life of this note, charging interest expense whereby the note balance will equal $1.5 million at December 29, 2008. If we default on the note or the note is otherwise accelerated, we will charge the balance remaining at that time to interest expense.

10.  Acquisition of Assets of Digitcom and Comtech Systems, Inc.

Digitcom

On February 28, 2007 (the “Digitcom Closing Date”), BCI entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Digital Communication Services, Inc., a Texas corporation (“Digitcom”), J&J Leasing Partnership, a Texas general partnership (“J&J”), and the shareholders of Digitcom for the purchase of certain assets, excluding cash and receivables, of Digitcom and property of J&J.

Pursuant to the Asset Purchase Agreement, BCI acquired substantially all of Digitcom’s assets except for cash and accounts receivable (the “Purchased Assets”). In exchange for the Purchased Assets, among other things:

•	BCI made an initial cash payment of $2,000,000;

•
BCI executed a limited recourse promissory note in the aggregate principal amount of $1,750,000 (the “Note”) to J&J. The Note bears interest at the prime rate of interest per annum and is due and payable quarterly for a three-year period ending on the third anniversary of the Digitcom Closing Date. The Note is secured by land and buildings purchased from J&J evidenced by a Deed of Trust made for the benefit of J&J (the “Deed of Trust”);

•
We issued Digitcom a warrant to purchase 500,000 shares of our common stock, par value $0.0002 per share (the “Common Stock”) at a per share exercise price of $0.73 (the “Digitcom Warrant”), which was valued at $241,437; and

•	Digitcom and J&J granted BCI a limited, exclusive license to use the name “Digitcom” for a period of one year from the Digitcom Closing Date for certain business-related purposes.

In addition to the foregoing, BCI agreed to pay the Digitcom Shareholders an additional $1,000,000 in three annual installments of $333,333 (each, a “Contingent Purchase Price Payment”) if the following conditions are met:

•	certain performance objectives related to the combined operating results of the Digitcom business and our existing business in Texas (the “Texas Business”); and

•
the Digitcom Shareholders are employed by BCI on each of March 1, 2008, 2009 and 2010, unless terminated “With Cause,” as such term is defined in each Digitcom Shareholder’s respective Employment Agreement with BCI.

For purposes of determining whether the Digitcom Shareholders have earned a Contingent Purchase Price Payment, the operating results for the Texas Business will be measured for the twelve month periods ending on February 29, 2008, February 28, 2009 and February 28, 2010, respectively (each, a “Measurement Period”). If the Digitcom Shareholders earn a Contingent Purchase Price Payment in any period, BCI is obligated to make such payment to the Digitcom Shareholders within thirty days of the end of the applicable Measurement Period.

The transaction was recorded as a purchase of assets that included real estate, vehicles and equipment, and inventory. The allocation of the purchase price is a preliminary allocation to identifiable net assets acquired, with the excess to goodwill, and was based on an outside appraisal. The Company is considering a potential adjustment to the purchase price allocation based on a review of the value of the customer relationships acquired from Digitcom, however, the Company does not believe the potential adjustment will be material.

The allocation of the purchase price was as follows:

Land and Building	$402,300
Vehicles and Equipment	356,400
Inventory	325,000
Goodwill	2,907,737
$3,991,437

The following table summarizes unaudited pro forma financial information for the three and nine months ended March 31, 2007 and 2006 assuming the Digitcom acquisition had occurred on July 1, 2006. The Digitcom fiscal year end was December 31. The unaudited pro forma financial information uses data corresponding to Berliner's reporting period. This unaudited pro forma information does not represent what would have occurred if the transaction had taken place on July 1, 2006 and does not reflect our future combined results of operations or financial position.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands except per share data)
Sales	$17,065	$9,924	$40,730	$32,452
Net income (Loss)	$950	$(365)	$659	(19,413)
Net income per share
- basic	$0.06	$0.04	$0.04	$(1.57)
- diluted	$0.05	$0.04	$0.04	$(1.57)

Comtech Systems

On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc., a specialty communications services provider located in Dayton, New Jersey, for approximately $98,000 cash plus a commitment to pay an additional $40,000 so long as the principal of Comtech remains an employee of ours through August 20, 2007.

11.  Recapitalization of Berliner

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

12.   Stock Compensation

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

Stock based compensation expense of approximately $33,000 and -0- was recorded during the three months ended March 31, 2007, and 2006, respectively. Stock based compensation expense of approximately $199,000 and $23,000 was recorded during the nine months ended March 31, 2007, and 2006, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 73% to 78% (derived from peer company implied estimated volatility); expected term of five years (based on our best estimate since we do not have any historical data); and risk-free interest rate between 4.54% and 5.01% based on the yield at the time of grant of a U.S. Treasury security with an equivalent term.

The following table summarizes share-based award activity under our stock option plans:
Options Activity:

	2001 Plan		1999 Plan		Non-Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2006	17,724	$1,387.50	483,300	$22.53	18,704	$6,786.00

Options granted at fair value value	-		963,526	$0.80	-
Options exercised	-		(500)	$0.40	-
Options cancelled	-		(73,250)	$0.40	-

Outstanding at March 31, 2007	17,724	$1,387.50	1,373,076	$8.47	18,704	$6,786.00

Exercisable at March 31, 2007	17,724	$1,387.50	586,451	$18.75	18,704	$6,786.00

Nonvested Options Activity:

	2001 Plan		1999 Plan		Non-Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Balance at June 30, 2006	-	$-	271,125	$0.41	-	$-

Granted	-		963,526	$0.80	-
Vested	-		(396,251)		-
Forfeited	-		(51,775)		-

Outstanding at March 31, 2007	-	$-	786,625	$0.82	-	$-

At March 31, 2007, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
						Weighted	Weighted
				Number		Average	Average
	Option Price			of		Exercise	Remaining
	Range			Shares	Exercisable	Price	Contractual Life

2001 Plan			$1,387.50	17,724	17,724	$1,387.50	4.50	years

1999 Plan	$0.30	to	$0.55	1,005,550	557,925	$0.49	8.97	years
	$0.56	to	$2.00	361,026	22,026	$1.25	9.87	years
			$7.05	167	167	$7.05	7.43	years
			$8.01	250	250	$8.01	7.00	years
			$16.50	4,083	4,083	$16.50	6.00	years
			$3,000.00	1,167	1,167	$3,000.00	3.71	years
			$8,550.00	833	833	$8,550.00	4.13	years

Non-Plan			$3,600.00	637	637	$3,600.00	3.88	years
			$6,900.00	18,067	18,067	$6,900.00	3.92	years

13.  Related Party Transactions

We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payments in the three months ended March 31, 2007, and 2006, to RBI in an amount equal to $24,000, and $24,000, respectively and $72,000 and $73,200 during each of the nine months ended March 31, 2007, and 2006. Our current chief executive officer, a major beneficial owner of us, and a former senior executive officer of Old Berliner own RBI equally.

In addition, pursuant to the provisions of the Note Purchase Agreement described in Note 9 above, so long as the Note remains outstanding or Sigma beneficially owns at least 5% of our common stock, Sigma has the right to nominate a director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board as a Class III director with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. We paid Sigma Capital Advisors a one time fee of $100,000 for business, finance and organizational strategy, advisory, consulting and other services related to our business for as long as the Note is outstanding, and issued warrants to them to purchase up to 175,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.55 per share . We also paid Sigma $100,000 for expenses associated with the Note through March 31, 2007.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC (“Sigma Berliner”), an affiliate of Sigma and Thom Waye, and issued a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million and a warrant to purchase up to 750,000 shares of our common stock to Sigma Berliner, also on substantially the same terms as the Note and Warrant issued to Sigma. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of the December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner.

14.  Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

15.  Subsequent Events

On April 16, 2007 (the “Radian Closing Date”), BCI entered into an Asset Purchase Agreement (the “Radian Asset Purchase Agreement”) with Radian Communication Services, Inc., a Delaware corporation (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian. Radian, a Canadian based company, will continue its operations in Canada and other U.S.-based operations relating to construction of television and broadcast radio towers in the U.S.

Pursuant to the Radian Asset Purchase Agreement, BCI acquired certain of Radian’s U.S. assets and operations (the “Purchased Assets”) for an aggregate purchase price of approximately $8.9 million (the “Purchase Price”) and assumed approximately $3.0 million of certain liabilities of Radian (the “Assumed Liabilities”). BCI paid $600,000 of the Purchase Price into an Escrow Account under the terms of the Asset Purchase Agreement. The Purchase Price was paid by funds obtained from BCI’s existing credit facility with Presidential. The Purchase Price includes cash consideration of approximately $3.9 million, including the amount escrowed, paid on the Closing Date and the remaining $2.0 million, subject to certain post-closing adjustments, if and as receivables are collected in accordance with ordinary business practices. The Radian Asset Purchase Agreement provides for a closing payment adjustment after closing, which was made on May 13, 2007, and an additional adjustment to the Purchase Price after six months, both to be based on a final determination of factors used in calculating the Purchase Price paid on the Closing Date.

16.  Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) real estate acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income (loss), as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and gain (loss) on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. The increase in total assets during the nine months ended March 31, 2007, was due mainly to the increase in cash, property and equipment and goodwill associated with the acquisition of Digitcom and corresponding long-term debt associated with the Note Purchase Agreement and debt from the Digitcom transaction. Selected segment financial information for the three and nine months ended March 31, 2007, and 2006, is presented below:

	Three months ended		Nine months ended
	March 31		March 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(In Thousands)
Revenues:
Infrastructure construction and technical services	$12,621	$7,731	$29,348	$26,367
Real estate acquisition and zoning	2,773	816	7,539	1,945
Total	$15,394	$8,547	$36,887	$28,312

Operating income (loss):
Infrastructure construction and technical services	$602	$(121)	$860	$648
Real estate acquisition and zoning	532	(235)	1,406	(454)
	$1,134	$(356)	$2,266	$194

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

Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:

•	our financial condition and strategic direction;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential generation of future revenue;

•	our ability to adequately staff our service offerings;

•	opportunities for BCI from new and emerging wireless technologies;

•	our ability to obtain additional financing;

•	our growth strategy for BCI;

•	trends in the wireless telecommunications industry;

•	key drivers of change in BCI’s business;

•	our competitive position; and

•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risk associated with integration of recent business acquisitions;

•	risks associated with competition in the wireless telecommunications industry;

•	risks that we will not be able to generate positive cash flow;

•	risks that we may not be able to obtain additional financing;

•	risks related to a concentration of revenue from a small number of customers;

•	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

•	risks that BCI will be unable to adequately staff its service offerings.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and nine months ended March 31, 2007, and 2006, has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two business segments: providing (1) infrastructure equipment construction and technical services and (2) real estate acquisition and zoning services to wireless communications carriers.

	Three months ended		Nine months ended
	March 31		March 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(In Thousands)
Revenues	$15,394	$8,547	$36,887	$28,312
Costs of revenues	11,222	6,483	25,597	21,289

Gross margin	4,172	2,064	11,290	7,023

Selling, general and administrative expenses	2,977	2,362	8,841	6,647
Depreciation and amortization	68	62	188	187
(Gain) loss on sale of fixed assets	(7)	(4)	(5)	(5)

Income (loss) from operations	1,134	(356)	2,266	194

Other (income) expense
Interest expense	400	15	454	41
Interest income	(20)	(4)	(28)	(10)
Gain on sale of equity of investment, net of losses	(4)	-	(4)	(98)
Other	(14)	(4)	(28)	(90)

Income (loss) before income taxes	772	(363)	1,872	351

Income tax expense	411	2	920	6

Net income (loss)	$361	$(365)	$952	$345

Deemed Series B and D preferred dividends	-	-	-	19,936

Net income (loss) allocable to common shareholders	$361	$(365)	$952	$(19,591)

Balance Sheet data:	March 31,
	(unaudited)
	2007	2006
Cash and cash equivalents	$2,214	$647
Working capital	$7,643	$1,648
Total assets	$23,951	$11,158
Long term liabilities	$6,236	$187
Total liabilities	$17,305	$8,981
Stockholders' equity	$6,646	$2,176

Three months ended March 31, 2007, Compared to Three months ended March 31, 2006

Revenue. We had revenue of $15.4 million for the three months ended March 31, 2007, versus $8.5 million for the three months ended March 31, 2006. Revenue from our infrastructure construction and technical services segment accounted for 82% and 90% for the three months ended March 31, 2007, and 2006, respectively. Revenue in our infrastructure construction and technical services segment increased 63% to $12.6 million for the three months ended March 31, 2007 from $7.7 million for the three months ended March 31, 2006. Revenue from our real estate site acquisition and zoning services’ segment accounted for 18% and 10% in the three months ended March 31, 2007, and 2006, respectively. Revenue in our real estate acquisition and zoning segment increased 243% to $2.8 million in the three months ended March 31, 2007, from $816,000 for the three months ended March 31, 2006. The increase in both segments is primarily due to additional volume from several large projects from one of our customers. We have been awarded a significant new project from this customer, and we believe we will continue to receive new work from this and other customers over the next 18 to 24 months.

Costs of Revenue. Our cost of revenue was $11.2 million for the three months ended March 31, 2007, versus $6.5 million for the three months ended March 31, 2006. The cost of revenue for our infrastructure construction and technical services segment was $9.4 million and $5.7 million for the three months ended March 31, 2007, and 2006, respectively. The cost of revenue for our real estate acquisition and zoning segment was $1.8 million and $471,000 for the three months ended March 31, 2007, and 2006, respectively.

Gross Margin. Our gross margin for the three months ended March 31, 2007, was $4.2 million as compared to $2.1 million for the three months ended March 31, 2006. Our gross margin as a percentage of revenue was 27% for the three months ended March 31, 2007, as compared to 24% for the three months ended March 31, 2006, can be attributed to higher gross margins from our infrastructure construction and technical services revenue as well as the increased revenue from site acquisition that traditionally has had higher margins. The gross margin for our infrastructure construction and technical services segment was $3.2 million and $2.2 million for the three months ended March 31, 2007, and 2006, respectively. The gross margin for our real estate acquisition and zoning segment was $900,000 and $176,000 for the three months ended March 31, 2007, and 2006, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 26% during the three months ended March 31, 2007, to $3.0 million from $2.4 million in the three months ended March 31, 2006. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with increased staffing associated with the expansion of our operations. In addition, we recorded $33,000 in costs associated with stock based compensation during the current quarter and $0 in the comparable quarter in 2006.

Selling, general and administrative expenses for the three months ended March 31, 2007, consisted primarily of (i) $1,872,000 of salaries and benefits, (ii) $58,000 of legal and professional fees, (iii) $147,000 of business insurance, (iv) $188,000 of office rents, (v) $119,000 of travel and entertainment, and (vi) $593,000 of other general operating expenses. Selling, general and administrative expenses for the three months ended March 31, 2006, consisted primarily of (i) $1.5 million of salaries and benefits, (ii) $15,000 of legal and professional fees, (iii) $178,000 of business insurance, (iv) $150,000 of office rents, (v) $108,000 of travel and entertainment, and (vi) $411,000 of other general operating expenses. We anticipate that selling, general and administrative expenses will increase in the fourth quarter of fiscal 2007 due to additional costs associated with the acquisitions completed during the third and fourth fiscal quarters.

Depreciation and Amortization. Depreciation recorded on fixed assets during the three months ended March 31, 2007, totaled $68,000 as compared to $62,000 resulted for the three months ended March 31, 2006.

Gain in Equity Investments. We had no loss in equity investments for the three months ended March 31, 2007. The loss in equity of investments during the three months ended March 31, 2006, resulted from our minority ownership interest in a gelato manufacturing, retailing and catering business operated under the brand name “Paciugo.” Paciugo was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments.

Income Taxes.  At June 30, 2006, we had net operating loss carry forwards for federal and state income tax purposes of $1.4 million expiring in 2026, which may be applied against future taxable income. We can only utilize $64,000 per year due to limitations as a result of the Acquisition.

Nine months ended March 31, 2007, Compared to Nine months ended March 31, 2006

Revenue. We had revenue of $36.9 million for the nine months ended March 31, 2007, versus $28.3 million for the nine months ended March 31, 2006. Revenue from infrastructure equipment construction and technical services was $29.3 million and $26.4 million, and accounted for 80% and 93% of our revenue in the nine months ended March 31, 2007, and 2006, respectively. Revenue from real estate site acquisition and zoning services was $7.5 million and $1.9 million and accounted for 20% and 7% of our revenue in the nine months ended March 31, 2007, and 2006, respectively. The increase in revenue in the nine months ended March 31, 2007, versus the nine months ended March 31, 2006, is due primarily to additional volume from several large projects from one of our customers.

Cost of Revenue. Our cost of revenue was $25.6 million for the nine months ended March 31, 2007, versus $21.3 million for the nine months ended March 31, 2006. The cost of revenue for our infrastructure construction and technical services segment was $21.0 million and approximately $19.6 million for the nine months ended March 31, 2007, and 2006, respectively. The cost of revenue for our real estate acquisition and zoning segment was $4.6 million and $1.7 million for the nine months ended March 31, 2007, and 2006, respectively.

Gross Margin. Our gross margin for the nine months ended March 31, 2007, was $11.3 million as compared to $7.0 million or for the nine months ended March 31, 2006. The increase in gross margin as a percentage of revenue of 6% can be attributed to the shift in the type of revenue from installation and construction to site acquisition generated in the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006. Historically, we have had higher margins on our real estate acquisition and zoning services than on infrastructure and equipment construction and technical services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 33% during the nine months ended March 31, 2007, to $8.8 million from $6.6 million in the nine months ended March 31, 2006. The increase in selling, general and administrative expenses resulted primarily from the additional costs associated with increased staffing and the additional $425,000 relative to our potential state sales tax liability for prior years.

Selling, general and administrative expenses for the nine months ended March 31, 2007, consisted primarily of (i) $5,294,000 of salaries and benefits, (ii) $293,000 of legal and professional fees, (iii) $560,000 of business insurance, (iv) $490,000 of office rents, (v) $350,000 of travel and entertainment, and (vi) $1,854,000 of other general operating expenses (including the $425,000 of additional potential sales tax liability). Selling, general and administrative expenses for the nine months ended March 31, 2006, consisted primarily of (i) $4.2 million of salaries and benefits, (ii) $199,000 of legal and professional fees, (iii) $539,000 of business insurance, (iv) $443,000 of office rents, (v) $334,000 of travel and entertainment, and (vi) $932,000 of other general operating expenses. We anticipate that selling, general and administrative expenses will increase in the fourth quarter of fiscal 2007 due to additional costs associated with the acquisitions completed during the third and fourth fiscal quarters.

Depreciation and Amortization. Depreciation recorded on fixed assets during the nine months ended March 31, 2007, totaled approximately $188,000, as compared to approximately $187,000 for nine months ended March 31, 2006.

Gain in Equity Investments. We had no loss in equity investments for the nine months ended March 31, 2007. Loss in equity investments for the nine months ended March 31, 2006, results from our minority ownership interest in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. We sold our interest in Paciugo on December 30, 2005 and recorded a gain of $200,000.

Other (Income). Other income during the nine months ended March 31, 2006, includes a recovery of approximately $88,000 of legal fees previously expensed, which had been paid on behalf of a third party.

Income Taxes.  At June 30, 2006, we had net operating loss carry forwards for federal and state income tax purposes of $1.4 million expiring in 2026, which may be applied against future taxable income. We can only utilize $64,000 per year due to limitations as a result of the Acquisition.

Liquidity and Capital Resources

At March 31, 2007, we had consolidated current assets of $18.7 million, including cash and cash equivalents of approximately $2.2 million and net working capital of approximately $7.6 million. Historically, we funded our operations primarily through the proceeds of private placements of our common and preferred stock and borrowings under loan and capital lease agreements. Principal uses of cash during the nine months ended March 31, 2007, have been to fund (i) working capital requirements; (ii) capital expenditures; (iii) acquisition costs, and (iv) reductions in our line of credit.

In November 2005, we renewed our revolving credit facility, which initially provided for borrowings up to $1,250,000 and was subsequently amended in July of 2006 and April of 2007 to increase the availability to $8.0 million. We used this increase in availability, in part, to fund our acquisition of the U.S. operations of Radian Communication Services, Inc. The credit facility is also available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus 1.5 percent. Additionally, we pay .25% per month on the outstanding balance. The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at March 31, 2007 and June 30, 2006, was approximately $0, and $1.1 million, respectively. The revolving credit facility is for a period of twelve months and currently matures on April 3, 2008, and we can elect to renew on a month-to-month basis thereafter.

On December 29, 2006, we entered into a Note Purchase Agreement with Sigma Opportunity Fund, L.P. (“Sigma”) for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million due on December 29, 2008. In addition, on February 2, 2007, we entered into Joinder Agreements to the Note Purchase Agreement with Pacific Asset Partners, LLC and Operis Partners I, L.P. to issue a second and third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amounts of $1.0 and $0.5 million, respectively. In addition, on February 15, 2007, we entered into a fourth and final agreement with Sigma Berliner, LLC, an affiliate of Sigma, to raise an additional $1.5 million through the issuance of another 7% Senior Subordinated Secured Convertible Note pursuant to the same terms and conditions as the December 29, 2006 Note Purchase Agreement. We will make periodic payments of interest throughout the life of the notes and may be subject to liquidating damages in the maximum amount of $720,000 if we do not meet certain registration rights requirements.

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

As of March 31, 2007, our backlog was approximately $17.0 million as compared to $12.2 million as of March 31, 2006, and we currently anticipate completing those backlog orders by June 30, 2007.

The net cash provided by (used in) operating, investing and financing activities for the nine months ended March 31, 2007, and 2006, is summarized below:

Net cash provided by operating activities in the nine months ended March 31, 2007, and 2006, totaled $120,000 and $482,000, respectively. During the nine months ended March 31, 2007, cash flow used in operating activities primarily resulted from operating income, net of non-cash charges, of $952,000, an increase in accounts receivable of $3.0 million due to increased revenue during the nine months ended March 31, 2007, a decrease in inventories of $87,000, an increase in prepaid and other assets of $126,000, a decrease in accounts payable of $1.3 million, an increase in accrued liabilities of $2.7 million and an increase in income taxes payable of $228,000. In the nine months ended March 31, 2006, cash provided by operating activities primarily resulted from operating income, net of non-cash charges, of $345,000, an increase in accounts receivable of $3.8 million, a decrease in inventories of $110,000, a decrease in prepaid expenses and other assets of $5,000 and an increase in accounts payable and accrued liabilities of $3.5 million.

Net cash used in investing activities was $2.4 million in the nine months ended March 31, 2007, and net cash provided by investing activities was $26,000 in the nine months ended March 31, 2006.

Net cash provided by financing activities was $3.9 million in the nine months ended March 31, 2007, and net cash used in financing activities was $263,000 in the nine months ended March 31, 2006. During the nine months ended March 31, 2007, net cash provided by financing activities consisted of the proceeds from the Note Purchase Agreement of $6.0 million, reduced by payments against our credit facility net of borrowings of $1.1 million, reductions of other debt obligations of $368,000, and debt issuance costs of $598,000. During the nine months ended March 31, 2006, net cash used in financing activities consisted of net borrowings from our credit facility of approximately $72,000 and payments net of borrowings from long-term debt and capital leases of approximately $191,000.

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. However, we may elect to seek additional funding or an expanded line of credit in the next twelve months in addition to the above referenced $6.0 million in financing transactions for additional growth and any potential acquisitions that require funding in excess of our current sources. Our future capital requirements will depend on many factors, including our rate of revenue growth, the costs of integrating the operations of our recent acquisitions, the timing and extent of capital expenditures to support our contracts and expansion of our sales and marketing efforts. We cannot assure you that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and our current credit facility and any additional equity or credit facilities we can arrange. We have no existing agreements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rates and other risks. We have investments in money market funds of $2.0 million at March 31, 2007 and no borrowings under our line of credit as of that date. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 as well as those of BCI. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.

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

Although we had net income during the nine months ended March 31, 2007, and the year ended June 30, 2006, we may not be profitable in future periods, either on a short or long-term basis. Prior to our most recent fiscal year end, Old Berliner had historically incurred net losses. Old Berliner incurred a net loss of approximately $836,800 and $1.2 million for 2004 and the six months ended June 30, 2005, respectively. We can provide no assurances that losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the nine months ended March 31, 2007, we derived 90% of our total revenue from our three largest customers with one customer representing 82%. For the year ended June 30, 2006, we derived 83% of our total revenue from our four largest customers. For the six months ended June 30, 2005, we derived 86% of our total revenue from our four largest customers. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with such customers include, without limitation, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could be materially harmed.

Our recent rapid growth has created significant challenges for our management, systems and resources, and we may be unable to effectively control future growth, if any, as a result.

We have grown since our acquisition by Novo Networks, Inc. in February 2005. In 2007 we acquired two new businesses which have significantly expanded our operations, increased our number of employees, and extended our geographic footprint, and we are in the process of integrating these businesses into our existing operations. This rapid growth has placed a strain on our systems, processes, resources, management and other infrastructure and support mechanisms. We expect that any future growth that we experience will place an even greater strain on these resources. To manage the anticipated growth of our operations, we will be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

•	establish relationships with additional vendors, suppliers and strategic partners and maintain and expand our existing relationships; and

•	hire, train, manage and retain additional personnel, especially qualified sales and marketing, business development and financial reporting personnel.

To the extent we are unable to assemble the personnel, controls, systems, procedures and relationships necessary to manage our future growth, if any, management resources may be diverted and our opportunity for success limited.

If the percentage of our revenue derived from construction-related activities increases, our gross margins may suffer.

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

 Recent and continuing consolidations among wireless service providers may result in a significant reduction in our existing and potential customer base, and, if we are unable to maintain our existing relations with such providers or expand such relationships, we could have a significant decrease in our revenue, which would negatively impact our ability to generate income as well as result in lower profitability.

The level of merger activity among telecommunications operators has increased markedly in the past three years and this trend is continuing. One of our customers, Sprint, has merged with Nextel. These consolidations have and will reduce the number of companies composing that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. Because we have historically derived a significant portion of our revenue in any given year from a limited number of customers, we may not be able to reduce costs in response to any decrease in our revenue. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenue, which would negatively impact our ability to generate income as well as result in lower profitability.

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

The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenue from creating wireless networks that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

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

Further delays in the adoption and deployment of next generation wireless networks could negatively affect the demand for our services and our ability to grow our revenue.

Wireless service providers may continue to delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring third generator, or 3G licenses, many providers have delayed deployment of 3G networks. Since we expect that a substantial portion of our growth will be derived from our services related to new technologies, further delays in the adoption and deployment of these technologies, such as 3G and fourth generator, or 4G, would negatively affect the demand for our services and our ability to grow our revenue.

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

We may experience significant fluctuations in our quarterly results as a result of uncertainties relating to our ability to generate additional revenue, manage expenditures and other factors, certain of which are outside of our control.

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

There is a lack of a public market for our shares, which limits our shareholders' ability to sell their shares.

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

In January 2007, we received an informal notice of assessment in the amount of $1.8 million from a state tax authority, including unpaid sales taxes, penalties and interest for the years 1998 through 2004. We had previously recorded $175,000 in the year ended June 30, 2006 related to these potential taxes, and have increased our estimated reserve for the nine months ended March 31, 2007 to $600,000 based on the notice from the taxing authority and our revised best estimate of the potential liability. Our best estimate may not be correct, and we could be required to pay the entire $1.8 million, with the possibility of additional penalties and interest, and also additional amounts for tax periods dating after 2004. If we owe any amounts over and above our estimate of $600,000, we will revise our accrued liabilities, and increase our selling, general and administrative expenses in the period when we become aware of these additional amounts, and this could materially impact our results of operations for that period.

Risk Factors Related to Financing Activities

We may not be able to register the shares of common stock issuable upon conversion of our 7% Senior Subordinated Secured Convertible Notes Due 2008 and exercise of certain of our outstanding warrants, which may subject us to financial penalties.

The Note Purchase Agreement we entered into in connection with our financings with Sigma Opportunity Fund, LLC (“Sigma”), Pacific Asset Partners, LP (“Pacific”) and Operis Partners I, LLC (“Operis”) and Sigma Berliner, LLC  requires that we file and make effective a registration statement with the SEC covering the shares of common stock issuable upon conversion of each of the 7% Senior Subordinated Secured Convertible Notes Due 2008 and exercise of the accompanying warrants. We were required to file this registration statement no later than March 15, 2007. The registration statement was filed on March 19, 2007, and our selling shareholders have waived any liquidated damages which otherwise would gave accrued because of this filing delay. We are now required to use our best efforts to cause it to become effective prior to June 15, 2007 and remain effective for a period of three years, or earlier if the selling shareholders do not meet ownership thresholds set forth in the Note Purchase Agreement. If we are unable to comply with this registration requirement, we will be subject to damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we fail to meet the requirement. We cannot guarantee that we will be able to cause a registration statement covering the shares to be declared effective within the time provided, or at all. If we are unable to meet the registration requirements set forth in the Note Purchase Agreement, our net income will be reduced by the amount of damages we are required to pay.

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

In addition, if we issue any securities at prices below their fair market value on the date of issue (as defined in the Notes), the conversion price of the Notes and the exercise price of our outstanding warrants will be reduced proportionately, causing further dilution to our common shareholders. The Note Purchase Agreement also gives the purchasers preemptive rights to participate in any subsequent issuances of our securities. These and other restrictions in the Notes and the Note Purchase Agreement may prevent us from raising capital in the future on advantageous terms, or at all, and may restrict some of our operating flexibility.

A default on our debt obligations could result in foreclosure on all of our assets.

At March 31, 2007, we had issued an aggregate of $6.0 million of our 7% Senior Subordinated Secured Convertible Notes Due December 29, 2008, which is secured by in substantially all of our accounts, inventory, furniture, fixtures, equipment, general intangibles, patents, licenses, investment property, promissory notes, instruments, documents and tangible and electronic chattel paper (collectively, the “Collateral”), and all proceeds, products, rents and profits from the Collateral. An Event of Default with respect to such obligations and could result in, among other things, the acceleration and demand for payment of all principal and interest due and the foreclosure on the Collateral. The sale of such Collateral at foreclosure would result in a substantial disruption in our ability to operate our business and could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Other than as reported in our Reports on Form 8-K dated February 2, 2007, February 15, 2007 and February 28, 2007, there were no sales of unregistered securities during the quarter ended March 31, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Notes we issued to Sigma Opportunity Fund, LLC, Pacific Asset Partners, LP, Operis Partners I, LLC and Sigma Berliner, LLC  contained provisions that would have reduced the conversion price for the Notes to as low as $0.50 if the Company failed to achieve certain revenue and EBITDA targets for the year ending June 30, 2007. Due to the Company’s performance since the issuance of the Notes, the Selling Shareholders have waived this adjustment provision under the terms of the Notes.

Item 6. Exhibits

(a)	Exhibits

4.1	Letter Agreement, dated May 14, 2007, to waive certain conversion adjustments of Berliner Communications, Inc.'s 7% Senior Subordinated Secured Convertible Note Due 2008. *

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

BERLINER COMMUNICATIONS, INC.

Date: May 15, 2007	By:	/s/ Richard B. Berliner
Richard B. Berliner Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Albert E. Gencarella
Albert E. Gencarella Chief Financial Officer (Principal Financial Officer)