Form 10-K
period 2007-06-30
BERLINER COMMUNICATIONS INC
filed 2007-10-02
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD __________ TO __________

Commission File Number 0-28579

BERLINER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2233445
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 BUSHES LANE
ELMWOOD PARK, NEW JERSEY 07407
(Address of Principal Executive Offices)

201.791.3200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: NONE	Name of Each Exchange on Which Registered: NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.00002 PER SHARE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on December 31, 2006, was approximately $1,784,000.

As of September 27, 2007, 17,081,786 shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III -- Incorporated by reference to the registrant’s proxy statement to be mailed or sent to securities holders on or about October 29, 2007.

PART I

ITEM 1.	BUSINESS

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this Report on Form 10-K and in other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to retain key customers and obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Report should only be read in context with the disclosures under “Forward-Looking Statements” and “Risk Factors” on Page 30, and 10, respectively.

General

Berliner Communications, Inc. was originally incorporated in Delaware in 1987 as Adina, Inc. Adina’s corporate existence was permitted to lapse in February of 1996 and was subsequently reinstated as eVentures Group, Inc., in August of 1999. In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”).

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc., currently named Old Berliner, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and Novo’s wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”). Berliner is now the public reporting entity, and all of our operations are run out of Berliner’s wholly-owned subsidiary, BCI. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI.

Prior to the Acquisition, Old Berliner provided wireless carriers with comprehensive real estate site acquisition, construction and zoning services. Old Berliner was founded in 1995, and over the course of the following years, its service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carried on the operations of Old Berliner.

On February 28, 2007, BCI entered into an Asset Purchase Agreement with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition has expanded and strengthened our presence in Texas and the Southeast region. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian. This acquisition has expanded our presence in Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington, and adds offices in Salem, Oregon, Tempe, Arizona and Salt Lake City, Utah. We have been pleased with the success of the integration of both Digitcom and Radian into our existing organization, and with the high quality of the employees that came over to us through these transactions. These acquisitions have expanded our customer base and we believe these acquisitions will improve our overall financial profile going forward.

With the consummation of these acquisitions, BCI is now a leading self-performing, full service vendor to the wireless communications industry, providing a wide range of services, on a nationwide basis. Our core activities include real estate site acquisition and zoning; infrastructure equipment construction and installation; network services; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. We provide some combination of these services to our customers, most of which are companies in the wireless telecommunications and/or data transmission industries, as well as to utility companies and government entities. Our customers rely on us to assist them in planning, site location and leasing of space for wireless communication transmission systems.

An Overview of Our Markets and Products

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) real estate acquisition and zoning. Our infrastructure construction and technical services segment consists of the following service lines: infrastructure equipment construction and installation, radio frequency and network design and engineering, radio transmission base station modification, in-building network design, engineering and construction, project management and specialty communication services. Our real estate acquisition and zoning segment stands as a separate service line. Each of these lines, as well as the business of our real estate acquisition and zoning segment, is described below.

Infrastructure Equipment Construction and Installation. Infrastructure equipment construction and installation services are the key drivers of our business, and the majority of our revenue comes from this service offering. The quality of the installation work in a wireless telecommunications system build-out is one of the most critical aspects of its performance. Once the necessary site acquisition steps have been completed, materials to construct a tower are ordered from a fabricator, or in some cases, equipment and materials are ordered to modify an existing site. Depending on our customers’ needs, we could be involved in all aspects of site acquisition, construction and installation. Installation could involve clearing sites, laying foundations, bringing in utility lines and installing shelters and towers. Once we finish this part of the process, we install equipment and landscape the site. The site is now ready to be put into service once the remainder of the network is completed. Installation may start once the preliminary work has been completed and the individual “cell site” or switch location is ready to be built. Every site is then tested with a simulation to see what levels of line loss exist and how the transmission systems perform. We manage everything from “one-off” projects involving a single site to “long-range” installation projects, possibly involving several hundred sites. These large projects involve significant planning and project management skills that we believe distinguish us from many of our competitors, particularly our smaller competitors.

Radio Frequency and Network Design and Engineering. Toward the end of the 1990’s, we saw that our industry was undergoing additional changes and took the opportunity to enter yet another service area. Specifically, we noticed that companies in the wireless industry were reducing their engineering services staff in order to cut internal costs, but were still in need of such services. In response, we added radio frequency and network design and engineering services to our portfolio. Wireless network designs are based on projected subscriber density, traffic demand and desired coverage area. The initial system design is intended to optimize available radio frequency and to result in the highest possible signal quality for the greatest portion of projected subscriber usage base within existing technical constraints. Based on such initial guidelines, we identify and rank potential sites. This process is known as identifying “search rings.”

Radio Transmission Base Station Modification. We currently perform cellular base station upgrades and modifications for wireless telecommunications carriers. This work involves upgrades to existing hardware as well as adding new hardware such as radios, duplexers, power systems and site controllers, and is essential for enhancing network capacity and paving the way to the deployment of third generation, or 3G, and fourth generation, or 4G, systems. In order to minimize the impact on existing wireless customers, most of the upgrade or modification work must be performed at night during a so-called “maintenance window” between the hours of 11:00 PM and 5:00 AM. Carriers generally entrust this kind of work only to trained, capable vendors, such as BCI, who can reliably and successfully complete the work at each site during such timeframes.

In-Building Network Design, Engineering and Construction. We offer complete in-building solutions that involve distributed antennae for wireless coverage in malls, shopping centers, casinos, office buildings and airports and may include voice services (using cellular or personal communications services (“PCS”) and wireless private branch exchange (“PBX”) technologies), data services (including 802.11 (2.4 and 5 GHz)), enhanced coverage for safety spectrum (police, fire and rescue) and wireless primary and secondary broadband backbones, synchronous optical networks (“SONETs”) and campus connections.

Project Management. We also supervise all of the efforts associated with a project, whether it involves one or more of the foregoing services or a “turn-key” solution, so the carrier can ultimately broadcast from the newly configured site. Project management includes vendor management, project planning and preparation, budget tracking, and engineering and construction coordination. A single project may involve thousands of individual sites, and we believe our ability to manage projects of this size and complexity distinguishes us from some of our competitors who do not have the experience or resources that we do in this area.

Specialty Communication Services. Our newly acquired specialty communication services division provides enhancements to existing wireless and wired telephone and computer networks designed to improve productivity for a specified application by transmitting data, voice or video information in situations where land line networks are non-existent, more difficult to deploy or too expensive. We believe this business presents a significant growth opportunity for us, and we intend to grow this aspect of our business during fiscal 2008.

Configured Solutions. In early fiscal 2008, we introduced a configured solutions service offering, designed to supplement our other business lines by providing logistics services to our customers and to other third parties that may not have the facilities, resources or capabilities that we do. These services will include transportation, tracking, storing and delivering of equipment, and configuring and testing equipment at our locations. Our diverse geographic locations provide an excellent platform for these services, and we have the expertise in-house for the testing and configuration work. We believe this will provide an additional source of revenue, allow us to further utilize existing resources and facilities and provide yet another service that our customers need and not all of our competitors can offer.

Real Estate Site Acquisition and Zoning. We began our business providing primarily real estate site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennas and equipment. The telecommunications companies are typically able and willing to pay fees for the rights to place their equipment in such strategic locations. Facility owners are generally eager to earn additional income from their properties. We generate fees by introducing telecommunications companies and real estate managers. We identify appropriate properties, negotiate the transactions and handle the administrative details. We also use our accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities, and offer customers assistance in acquiring the necessary permits, entitlements and approvals that are required by various municipalities. We also prepare all zoning applications that may be needed, attend any necessary hearings and obtain any required land use permits to begin installation. Project management includes vendor management, project preparation and engineering and construction coordination.

Industry Background

Wireless Telecommunications Networks

Wireless telecommunications networks are built using radio-based systems that allow a telephone or data terminal to communicate without a metallic or optical cord or wire equipment. The life cycle of a wireless network continually evolves and consists of several phases, including strategic planning, design, deployment, expansion, operations and maintenance. During the strategic planning phase, operators pursue the licenses necessary to build out a wireless system and make decisions about the type of technology and equipment to be used, where it will be located and how it will be configured. Technical planning and preliminary engineering designs are often required to decide on a deployment strategy and determine construction costs and the revenue generating ability of the wireless system.

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

Finally, as new technologies are continuously developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as late second generation, third generation and fourth generation (“2.5G”, “3G” and “4G,” respectively), onto an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network. Our primary business today is modifying existing sites by overlaying new technologies, as well as developing new sites for wireless carriers and others.

Growth and Evolution of the Wireless Telecommunications Industry

Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. According to the Cellular Telecommunications and Internet Association, there were approximately 233 million wireless subscribers in the United States in 2006, an increase of 2% over the prior year that accounted for approximately $127 billion wireless service revenue, an increase of 10% from the prior year.

Wireless access to the Internet is in an early stage of development and growing rapidly as web-enabled devices become more accessible. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies, such as those embodied in 3G and 4G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, Wi-Fi, WiMax, music on-demand, m-banking, locations-based services and interactive games. Recently, one of our major customers, Sprint, has announced its commitment to developing a WiMax network. We believe that as new technologies are introduced, network upgrades will become necessary, and we will be well-positioned to assist our customers with the required upgrade work as we have the technical expertise, experience and capabilities to handle this work on a large scale, on a nation-wide basis.

Industry Challenges

During the past several years, the major wireless carriers began evaluating their costs for engineering and constructing wireless sites and, as a result, those expenses became an important issue. At that time, several well-funded private and public firms entered the industry as high-level general contractors. These larger companies, sometimes referred to as “consolidators”, include such companies as Bechtel Corporation and General Dynamics Corporation. These and other similarly situated companies put themselves between the larger wireless service providers, like Sprint, Nextel, AT&T Wireless Services, Inc., Cingular Wireless Services, Inc., and T-Mobile USA, Inc., and their former contractors, such as us, by negotiating flat rate pricing. Many contracting firms entered into agreements with limited knowledge of the actual cost to complete the work, resulting in many lower than market bids. As a result, many smaller subcontractors could not compete at such reduced margins. During 2004, the wireless carriers also significantly reduced the number of sites they were going to build. These factors contributed to industry attrition in the equipment construction and installation sector. They also had a severe negative effect on the profitability of companies such as ours. Today, we have the size, scope and resources to establish direct-to-carrier relationships. In addition, carriers are contracting with original equipment manufacturers, or OEMs, such as Ericsson, Nokia and Motorola, to perform installation services, and we have been working directly with these OEMs to assist with these installation projects.

Position in Industry

We believe that the large wireless carriers have not been entirely satisfied with their experience with some of the large contracting or project management firms, and that this dissatisfaction created an opportunity for full service, “self-performing” firms, such as BCI, with the ability to handle significant volume, to take over a portion of the work currently being performed by such firms. Now that we have become what is known as a “tier one” service provider, we now receive purchase orders directly from the end user customer, the wireless carriers. This situation enhances our profitability by removing a layer of costs from our projects. We expect to continue to benefit from new developments in wireless technology and additional consolidation in the telecommunications industry.

Key Drivers of Change in Our Business

The key drivers of change in the wireless telecommunications industry have been:

•    the issuance of new or additional licenses to wireless service providers;
•    the introduction of new services or technologies;
•    the increase in the number of subscribers served by wireless service providers;
•    the increasing complexity of wireless systems in operation;
•    the current consolidation in the telecommunications sector; and
•    the increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.

Each of these key drivers is discussed below:

The issuance of new or additional licenses to wireless service providers. The Federal Communications Commission, or FCC, has, and we expect it will continue to, issue new licenses to wireless service providers that we believe will present new opportunities for us. For example, the FCC is set to auction a significant number of licenses in the 700 MHz spectrum in January 2008. This introduction of new licenses allows new entrants into the industry who will need to develop new networks. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be deployed and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation must then be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance. We believe we are well positioned to service these needs.

The introduction of new services or technologies. Although wireless service providers traditionally have relied upon their internal engineering workforces to address a significant portion of their wireless network needs, the rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases have resulted in wireless service providers and equipment vendors focusing on their core competencies. As a result, wireless service providers are outsourcing an increasing portion of their network services development work to companies such as ours. For example, the FCC, in November of 2003, began requiring wireless service providers to provide local number portability, or LNP, to customers, which makes it easier for consumers to switch wireless service providers by giving consumers the ability to do so without changing their phone numbers. LNP increases the complexity of call processing, number administration, service assurance and network operations. We believe that nearly every United States-based wireless service provider has been and will continue upgrading its network in order to mitigate the potential for customer termination, or churn, as a result of the implementation of LNP. Such efforts involve providing both additional network capacity and expanded geographic coverage to address wireless customers’ perceptions of network quality, and therefore, wireless service providers have retained firms such as ours that can supplement or replace their internal resources and assist with this network development and enhancement.

The increase in the number of wireless subscribers served by wireless providers. The increase in the number of subscribers served by wireless service providers, with the concomitant increase in usage by those subscribers and scarcity of wireless spectrum, require such carriers to expand and optimize system coverage and capacity to maintain network quality. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.

The increasing complexity of wireless systems in operation. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies, such as 3G and 4G, with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.

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

The increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.  There has been and we believe there will continue to be increased spending on rebuilding and improving other communications networks, including wireless and wired data, video and voice networks, particularly those dedicated to public safety and homeland security communications.  We currently service this growing market, and we plan on developing further expertise and adding resources to this area, specifically through the growth of our Specialty Communications Services division.

Plan of Operation

We believe it will be necessary to take the following steps within the next 12 months in order to meet our revenue goals and to achieve increased profitability:

Increase Staffing. As a service provider, our potential for growth will be limited, notwithstanding an increased demand for our services, to the extent that we do not have the ability to hire and retain individuals with the requisite technical and field knowledge to provide such services. Because the services we offer are diverse and our geographic footprint has grown significantly during fiscal 2007, particularly in light of our acquisition of Radian, we may experience difficulty obtaining the appropriate level of staffing support at our various locations in a timely and cost-effective manner. In addition, we will need to attract new and retain our existing management teams to continue to effectively and efficiently run our operations as we grow internally and through acquisitions across the country.

Increase Business Development Activities. We recognize the need to increase our focus on business development and customer retention. We anticipate achieving this result though a variety of means, including, without limitation, increased exposure at trade shows and customer-sponsored events. We will also seek to assemble a business development team dedicated entirely to our efforts in this area, which we expect will include diversification of our customer base.

Increase Subcontractor Base. As we experience increased demand for our services, we will have to be flexible and utilize subcontractors in order to meet construction schedules to the extent we are unable to staff such jobs with existing staff. We have a robust qualification process for our subcontractors, and we believe our ability to locate and retain high quality, reliable subcontractors that meet our qualifications will be a significant part of our ability to achieve our growth goals.

Increase Marketing Activities. Although we have achieved recognition in the wireless area, we believe that our typical customer may not be aware of our entire range of services. For example, one set of our customers may recognize us for our site acquisition and zoning or infrastructure equipment construction and installation services, without being aware that we also provide radio frequency and network design and engineering services. Accordingly, we have recognized a need to create and implement a marketing plan, quite possibly with the assistance of a professional marketing firm, with specific industry experience, to market us as a provider of the full range of wireless services. Our integrated service package might be of interest, not only to potential customers looking for complete “turn-key” solutions, but also clients who are more interested in an “a la carte” approach to their wireless needs.

Continue to Seek Strategic Acquisitions and Integrate Recent Acquisitions. We will continue to look for acquisitions of compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have (i) service offerings that supplement, and not necessarily overlap with, our existing service offerings, (ii) an expansive customer base that will allow us to diversify our customer concentration, and (iii) a favorable financial profile. In Fiscal 2007, we acquired the assets and businesses of Digitcom and Radian, and these acquisitions have expanded our customer base, geographic presence, and our number of employees. Our ability to continue to successfully manage this growth and the integration of these companies will be material to our success in fiscal 2008. We fully expect these acquisitions to improve our overall financial profile.

Competition

The telecommunications industry is highly competitive. Because we offer such a wide breadth of service offerings, it is difficult to identify our competitors, because there are many companies providing services similar to some aspect of what we do. However, we currently believe that our most significant competitors include Site Acquisition Consultants, SBA Communications, Inc., Broken Arrow, Inc., Wireless Facilities Inc., NSORO LLC, Goodman Networks Inc., Bechtel Corporation, and General Dynamics Corporation. Some of these competitors have greater capital resources, longer operating histories, larger customer bases, and more established industry relationships than we do. We attempt to distinguish ourselves from our competitors by being large enough to provide the resources our customers need on a nationwide, self-performing, basis, while still maintaining our ability to be responsive, on a local level, to customer specific tasks that arise during any given engagement for services.

Government Regulation

Although we are not directly subject to any FCC or similar government regulations, the wireless networks that we design, deploy and manage are subject to these requirements. Those requirements dictate that the networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases, accept interference from other services. Those networks are also subject to certain state and local government regulations and requirements.

Major Suppliers and Vendors

Historically, we have relied upon our own employees and subcontractors to perform services in order to fulfill our contractual obligations. Currently, the costs attributable to subcontractors represent approximately 65% of our cost of revenues. Over 40% of our subcontractor costs relate to fees paid to electrical and architectural and engineering (“A&E”) firms, as we do not hold electrical or A&E licenses in any of the jurisdictions where we operate. We do not rely on any one subcontractor, and we utilize subcontractors that meet our qualification standards, timeframes and the contractual requirements of our customers.

Major Customers

As of and for the year ended June 30, 2007, we derived 87% of our total revenues from our two largest customers, and those customers represented 77% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenues, and one of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2007, Sprint Nextel Corporation represented 80% and T-Mobile USA, Inc. represented 7%.

As of and for the year ended June 30, 2006, we had four customers that collectively represented approximately 83% of our net revenues and 83% of our accounts receivable. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2006, Sprint Nextel Corporation represented 43%, T-Mobile USA, Inc. represented 20%, General Dynamics Corporation represented 12% and Metro PCS Communications, Inc. represented 8% of net revenues.

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

Backlog

As of June 30, 2007 and 2006, our backlog was approximately $30.9 million ($16.9 million in infrastructure construction and technical services and $14.0 million in real estate acquisition and zoning) and $9.5 million, respectively. We currently anticipate completing those backlog orders by December 31, 2007.

Employees

As of June 30, 2007, we employed 330 full-time and 3 part-time employees. We anticipate the need to increase our work force as additional contracts for projects are received. None of our employees are represented by labor unions.

ITEM 1A.	RISK FACTORS

Although we have had net income in prior periods, we have experienced losses in the past and we may never achieve sustained profitability.

Although we had net income during the years ended June 30, 2007 and 2006, we may not be profitable in future periods, either on a short or long-term basis. Prior to the year ended June 30, 2006, Old Berliner had historically incurred net losses. Old Berliner incurred a net loss of approximately $1.2 million for the six months ended June 30, 2005 and $836 thousand for the year ended December 31, 2004. We can provide no assurances that losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

As of and for the year ended June 30, 2007, we derived 87% of our total revenues from our two largest customers, and those customers represented 77% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenues, and one of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2007, Sprint Nextel Corporation represented 80% and T-Mobile USA, Inc. represented 7%.

As of and for the year ended June 30, 2006, we had four customers that collectively represented approximately 83% of our net revenues and 83% of our accounts receivable. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2006, Sprint Nextel Corporation represented 43%, T-Mobile USA, Inc. represented 20%, General Dynamics Corporation represented 12% and Metro PCS Communications, Inc. represented 8% of net revenues.

We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with such customers include, without limitation, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, this could cause a significant decrease in our revenue, which would negatively impact our ability to generate income. In addition, our key customers could slow or stop spending on initiatives related to projects we are performing for them, and this, while outside our control, could materially impair our operating results.

Our recent rapid growth has created challenges for our management, systems and resources, and this may impact our ability to effectively manage future growth, if any, as a result.

We have grown rapidly during fiscal 2007. In early calendar 2007, we acquired three new businesses which have significantly expanded our operations, increased our number of employees, and extended our geographic footprint, and we are in the process of integrating these businesses into our existing operations. This rapid growth has placed a strain on our systems, processes, resources, management and other infrastructure and support mechanisms. We expect that any future growth may create additional challenges until such time as the integration of these acquisitions is more substantially complete. To manage the anticipated growth of our operations, we will be required to:

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

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment, or obtain advances from our line of credit. If a customer defaults in making its payments on a project or projects in which we have devoted significant resources, it could have a material negative effect on our results of operations or negatively impact our financial covenants with our lenders.

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

The level of merger activity among telecommunications operators has increased markedly in the past three years and this trend is continuing. One of our customers, Sprint, has merged with Nextel. These consolidations have and will reduce the number of companies composing that portion of our customer base consisting of wireless service providers. To the extent that these combined companies decide to reduce the number of their service providers, our already highly competitive market environment will become more competitive, at least in the short term, as the same number of service providers will seek business from a reduced number of potential customers. Because we have historically derived a significant portion of our revenue in any given year from a limited number of customers, we may not be able to reduce costs in response to any decrease in our revenue. If we are unable to maintain our existing relations with these companies or expand such relationships, we could have a significant decrease in our revenue, which would negatively impact our ability to generate income.

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

In order to grow our business, we may incur significant operating, borrowing and other costs. Should our operations require additional funding or our capital requirements exceed current estimates, we could be required to seek additional financing in the future. We can provide no assurances that we would be able to raise such financing when needed or on acceptable terms. As a result, we may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of our operations. Further, if we are able to access additional capital through borrowings, such debt would increase our debt obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Wireless service providers may delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays. For example, even though wireless service providers have made substantial investments worldwide in acquiring third generation, or 3G licenses, some providers have delayed deployment of 3G networks. Since we expect that a substantial portion of our growth will be derived from our services related to new technologies, further delays in the adoption and deployment of these technologies, such as 3G and fourth generation, or 4G, would negatively affect the demand for our services and our ability to grow our revenue.

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

In some instances, we guarantee to a customer that we will complete a project by a scheduled date. The contract sometimes provides that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project falls short of guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve such performance standards. In some cases, where we fail to meet those performance standards, we may also be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project could exceed its original estimates and we could experience reduced profits or, in some cases, a loss for that project.

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

Our operating results have varied considerably in the past, and may continue to do so, due to a number of factors. Many of these factors are outside our control and include, without limitation, the following:

▪	financing provided to potential customers;

▪	the commencement, progress, completion or termination of contracts during any particular quarter;

▪	the availability of equipment to deploy new technologies, such as 4G and broadband;

▪	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

▪	telecommunications market conditions and economic conditions generally.

Due to these factors, our results for a particular quarter, and therefore, our combined results for that same period, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Historically, our stock price has been volatile. The stock market in general, and the market for telecommunications companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’ perceptions of us, the number of our shares available in the market, future sales of our common stock, and general economic, industry and market conditions.

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

Historically, purchases of our services by customers often entailed a lengthy decision-making process for the customer. Selecting wireless network deployment services involves substantial costs and has strategic implications. Senior management of the customer is often involved in this process, given the importance of the decision, as well as the risks faced by the customer if the services do not meet the customer’s particular needs. We may expend substantial funds and effort to negotiate agreements for these services, but may ultimately be unable to consummate agreements for services and expand our customer base. As a result of lengthy sales cycles, we expect to continue to incur relatively high costs to generate new business.

If we are unable to identify and complete future acquisitions, we may be unable to continue our growth.

We may not be able to identify additional, attractive acquisition opportunities. Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all. If we are unable to complete attractive acquisitions, the growth that we have experienced over the last three fiscal years may decline.

We may be subject to additional liability for state sales tax.

In January 2007, we received an informal notice of assessment in the amount of $1.8 million from a state tax authority, including unpaid sales taxes, penalties and interest for the years 1998 through 2004. We had previously recorded $175 thousand in the year ended June 30, 2006 related to these potential taxes, and have increased our estimated reserve for the year ended June 30, 2007 to $0.6 million based on the notice from the taxing authority and our revised best estimate of the potential liability. Our best estimate may not be correct, and we could be required to pay the entire $1.8 million, with the possibility of additional penalties and interest, and also additional amounts for tax periods dating after 2004. If we owe any amounts over and above our estimate of $0.6 million, we will revise our accrued liabilities, and increase our selling, general and administrative expenses in the period when we become aware of these additional amounts, and this could materially impact our results of operations for that period.

We may not be able to register the shares of common stock issuable upon conversion of our 7% Senior Subordinated Secured Convertible Notes Due 2008 and exercise of certain of our outstanding warrants, which may subject us to financial penalties.

The Note Purchase Agreement we entered into in connection with our financings with Sigma Opportunity Fund, LLC (“Sigma”), Pacific Asset Partners, LP (“Pacific”), Operis Partners I, LLC (“Operis”) and Sigma Berliner, LLC (collectively the “Noteholders”) requires that we file and make effective a registration statement with the SEC covering the shares of common stock issuable upon conversion of each of the 7% Senior Subordinated Secured Convertible Notes Due 2008 (the “Notes”) and exercise of the accompanying warrants. We were required to use our best efforts to have the SEC declare this registration statement effective prior to June 15, 2007, and we were unable to meet this deadline. Therefore, pursuant to the Note Purchase Agreement, we became subject to damages equal to 2% of the aggregate purchase price paid by each Noteholder for each of the first six months that we failed to meet the requirement. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement with the Noteholders whereby the Noteholders agreed to waive this damages clause in exchange for our agreement to lower the conversion price of the Notes from $1.10 to $1.00 per share. Pursuant to this Waiver and Amendment to Note Purchase Agreement, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares. We cannot guarantee that we will be able to cause a registration statement covering the shares to be declared effective, or that we will be able to keep any such registration statement effective. If we are unable to meet the registration requirements set forth in the Waiver and Amended Note Purchase Agreement, we may be subject to additional damages.

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

We have issued an aggregate of $6.0 million of our 7% Senior Subordinated Secured Convertible Notes Due December 29, 2008, which are secured by substantially all of our accounts, inventory, furniture, fixtures, equipment, general intangibles, patents, licenses, investment property, promissory notes, instruments, documents and tangible and electronic chattel paper (collectively, the “Collateral”), and all proceeds, products, rents and profits from the Collateral. In addition, we have secured additional financing through an $8.0 million credit facility with Presidential Financial Corp. An Event of Default with respect to either of these obligations could result in, among other things, the acceleration and demand for payment of all principal and interest due and the foreclosure on the Collateral. The sale of such Collateral at foreclosure would result in a substantial disruption in our ability to operate our business and could significantly lower our revenues and profitability. We may not be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

ITEM 2.	PROPERTIES

As of June 30, 2007, we had leases or contractual arrangements to utilize approximately 109,000 square feet for our operations, as set forth below:

	Size in		Monthly	End of
Location	Square Feet	Description	Cost	Lease Term
20 Bushes Lane	15,800	Office and warehouse space	$8,637	December 2008
Elmwood Park, NJ
97 Linden Avenue *	13,000	Office and warehouse space	$15,220	June 2008
Elmwood Park, NJ
263 Molnar	1,800	Office space	$3,000	October 2007
Elmwood Park, NJ
1100 Taylors Land	10,209	Office and warehouse space	$3,615	November 2008
Cinnaminson, NJ
353 Georges Road	1,161	Office space	$1,600	October 2007
Dayton, NJ
7402 Virginia Manor Road	9,580	Office and warehouse space	$8,513	June 2008
Beltsville, MD
215 Pineda	4,500	Office and warehouse space	$1,968	September 2007
Longwood, FL
2580 N. Powerline Road	7,600	Office and warehouse space	$7,176	February 2010
Pompano Beach, FL
1210 West Alameda Drive	2,460	Office space	$1,883	Month-to-month
Tempe, AZ
95 Ryan Drive	6,500	Office space	$4,063	March 2010
Raynham, MA
810 West Collins Avenue	10,000	Office and warehouse space	$7,920	December 2007
Orange, CA
4550 Cooper Sage Street	3,750	Office space	$4,257	May 2008
N. Las Vegas, NV
4280 25th Street NE	6,000	Office and warehouse space	$1,830	Month-to-month
Salem, OR
Diamond Business Park	4,000	Office space	$1,800	Month-to-month
47 South Orange Street
Salt Lake City, UT
15030 Highway 99	12,608	Office and warehouse space	$6,934	March 2010
Lynwood, WA

* One third of the office space is sub-leased

We also own 0.9 acres of property, including office and warehouse facilities, in Arlington, Texas.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the National Association of Securities Dealers-Over the Counter Bulletin Board (“OTCBB”). On September 16, 2005 our trading symbol was changed to “BERL.OB” to reflect, in part, our name change. Prior to that date, our stock was traded under the symbol “NVNW.OB.” The common stock, with the symbol NVNW was previously listed on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) and the OTCBB as follows:

From	To	Ticker	Market
September 17, 2005	Present	BERL	OTCBB
January 1, 2002	September 16, 2005	NVNW	OTCBB
December 12, 2000	December 31, 2001 *	NVNW	NASDAQ
November 22, 2000	December 11, 2000	EVNT	NASDAQ
August 25, 1999	November 21, 2000	EVNT	OTCBB
Prior to August 25, 1999		ADII	OTCBB

* Trading was halted by NASDAQ from July 30, 2001, until December 31, 2001.

The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	Low	High
June 30, 2007	$1.01	$1.35
March 31, 2007	0.51	2.00
December 31, 2006	0.31	1.46
September 30, 2006	0.55	1.46
June 30, 2006	0.55	2.25
March 31, 2006	0.30	2.00
December 31, 2005	0.25	1.01
September 30, 2005	0.0091	0.25

Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.

As of June 30, 2007, there were 1,185 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of June 30, 2007, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

	(A)
				Number of securities
				remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (A)

Equity compensation on plans approved by security holders	1,424,942	(a)	$19.67	1,425,712

Equity compensation on plans not
approved by security holders	18,704	(b)	$6,786.00	None
	1,443,646		$107.33	1,425,712

(a)	Represents options granted under our 1999 Omnibus Securities Plan and our 2001 Equity Incentive Plan, each of which was approved by our stockholders (the “Option Plans”).
(b)	Represents options granted under stand-alone option agreements, which were not associated with the Option Plans, and which vested over three or four year periods.

Dividend Policy

We have not paid cash dividends on our common stock nor do we anticipate doing so in the foreseeable future. Under the terms of our 7% Senior Subordinated Secured Convertible Notes due 2008, we are not permitted to pay any dividend or make any distribution on shares of our common stock held in treasury other than dividends or distributions payable only in shares of our common stock.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on the Company's common stock for the five years ended June 30, 2007, with the cumulative total return on the NASDAQ Composite Index and the Nasdaq Telecommunications Index over the same period (assuming an investment of $100 in the Company's Common Stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index on July 1, 2002, and reinvestment of all dividends).
	BERL Closing Bid Price	Berliner Stockholder Return	NASDAQ Composite	NASDAQ Telecom
6/30/2002	$15.015	$100.00	$100.00	$100.00
6/30/2003	13.514	90.00	108.54	122.74
6/30/2004	6.607	44.00	139.90	195.78
6/30/2005	2.402	16.00	140.79	175.59
6/30/2006	0.55	3.66	151.46	187.09
6/30/2007	1.05	6.99	182.66	251.29

BERL Stock Price Performance

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents consolidated selected financial information. The statement of operations data for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and the year ended December 31, 2004 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the six months ended June 30, 2004, has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. The results of operations for the interim periods are not necessarily indicative of the operating results for the entire year or any future period.

On February 19, 2005, we entered into an asset purchase agreement with the former Berliner Communications, Inc. (“Old Berliner”) and BCI Communications, Inc., our wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. The Acquisition of the assets of Old Berliner was settled through the issuance of a controlling interest in our common stock. Therefore, Old Berliner is deemed to be the acquirer for accounting purposes. Since Old Berliner’s accounting year-end was December 31 prior to the transaction, we are reporting year end numbers as of December 31, 2004 and 2005 and the interim six-month period ended June 30, 2005. After the Acquisition, we adopted the accounting year-end of June 30.

The information included in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited and unaudited consolidated financial statements and accompanying notes thereto included elsewhere herein. We operate in two business segments: providing (1) infrastructure equipment construction and technical services and (2) real estate acquisition and zoning services, primarily to wireless communications carriers.
(Amounts in thousands except per share data)

						Year Ended
	Year Ended June 30,			Six Months Ended June 30,		December 31,
	2007	2006		2005	2004	2004
Statement of Operations data:					(Unaudited)
Revenues	$55,135	$39,325		$10,196	$7,422	$15,286
Gross margin	17,860	11,123		2,857	2,495	5,681
Operating income (loss)	2,767	1,435		(1,090)	(612)	(775)
Net income (loss) allocable to common shareholders	1,112	(18,681	)(1)	$(1,190)	(628)	(836)
Net income (loss) allocable to common shareholders per share:
Basic	$0.07	$(1.38)		$(2.36)	$(9.31)	$(12.41)
Diluted	$0.06	$(1.38)		$(2.36)	$(9.31)	$(12.41)

Weighted average number of shares outstanding:
Basic	17,035	13,582		504	67	67
Diluted	19,062	13,582		504	67	67

Balance Sheet data:
Current assets	$27,167	$13,522		$6,687	$4,271	$4,567
Total assets	34,303	14,256		7,516	5,036	5,193
Current liabilities	20,699	10,911		5,455	3,175	3,887
Long-term debt, net of debt discount and current portion	5,964	187		254	720	431
Stockholders' equity	6,907	3,158		1,807	1,083	874

(1)
On September 16, 2005, we recorded a deemed dividend of approximately $19.9 million due to the reduction in the conversion price of our then outstanding convertible preferred stock in computing net loss applicable to common stockholders. The deemed dividend on preferred stock was recorded as the excess of the fair value of the consideration transferred to the preferred holders over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount is deemed to represent a return to the preferred holders and, therefore, is treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our historical consolidated financial statements covers period before and after consummation of the Acquisition (as previously defined). This discussion should be read together with Item 6 - Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. See “Forward-Looking Statements” and Item 1A - Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.

Business

We are a leading contractor to the wireless communications industry, providing a wide range of services. Our core activities include real estate site acquisition and zoning; infrastructure equipment construction and installation; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. We provide some or all of these services to our customers, most of which are companies in the wireless telecommunications and/or data transmission industries, as well as to utility companies and government agencies and municipalities. Our customers rely on us to assist them in planning, site location and leasing. For a more complete discussion of our business, see Item 1 of this Report entitled “Business”.

On February 28, 2007, we entered into an Asset Purchase Agreement with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition has expanded and strengthened our presence in Texas and the Southeast region. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian. This acquisition has expanded our presence in Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington, and added offices in Salem, Oregon, Tempe, Arizona and Salt Lake City, Utah. We have been pleased with the success of the integration of both Digitcom and Radian into our existing organization, and with the high quality of the employees that came over to us through these transactions. These acquisitions have expanded our customer base and have had a positive impact on our fiscal 2007 financial results. We believe they will improve our overall financial profile going forward.

Basis of Presentation

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) real estate acquisition and zoning.

The consolidated statement of operations for the six months ended June 30, 2005 gives effect to the recapitalization of Old Berliner as if it occurred on January 1, 2005 and includes the accounts of Berliner Communications, Inc. and BCI Communications, Inc., its wholly owned subsidiary, since the date of the Acquisition. The unaudited consolidated statement of operations for the six months ended June 30, 2004, and the audited consolidated statement of operations for the year ended December 31, 2004 are the accounts of Old Berliner.

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006
(Amounts in thousands unless otherwise stated)

Revenues

	Fiscal Years Ended
	June 30,		Increase
	2007	2006
Infrastructure construction and technical services	$43,501	$35,506	$7,995
Real estate acquisition and zoning	11,634	3,819	7,815
Total Revenues	$55,135	$39,325	$15,810

We had revenues of $55.1 million for the year ended June 30, 2007, versus $39.3 million for the year ended June 30, 2006. This represents an increase of $15.8 million, or 40%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers. In addition, approximately $6.5 million of this increase is attributable to the Digitcom and Radian acquisitions in the third and fourth quarters of the fiscal year. For these same reasons, we expect our revenues to continue to increase during the fiscal year ending June 30, 2008.

Revenues from infrastructure construction and technical services increased $8.0 million, or 23% for the year ended June 30, 2007 as compared to the year ended June 30, 2006, and accounted for approximately 79% and 90% of total revenues for these years, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $5.9 million, or 73% of the increase.

Real estate acquisition and zoning increased $7.8 million, or 205% for the year ended June 30, 2007 as compared to the year ended June 30, 2006, and accounted for approximately 21% and 10% of total revenues for these years, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $0.6 million, or 8% of the increase. We expect this mix of segment revenue to remain substantially the same during the fiscal year ending June 30, 2008.

We recognize revenues from infrastructure construction and technical services on the percentage of completion method of accounting and real estate acquisition and zoning services on the completed contract method of accounting.

Cost of Revenues

	Fiscal Years Ended
	June 30,		Increase
	2007	2006
Infrastructure construction and technical services	$29,674	$25,538	$4,136
Real estate acquisition and zoning	7,601	2,664	4,937
Total Cost of Revenues	$37,275	$28,202	$9,073

Our cost of revenues was $37.3 million and $28.2 million for the years ended June 30, 2007 and 2006, respectively. This represents an increase of $9.0 million, or 32%, during a period when sales increased 40%. These amounts represent 68% and 72% of total revenues for the years ended June 30, 2007 and 2006, respectively.

Cost of revenues for infrastructure construction and technical services increased $4.1 million for the year ended June 30, 2007 as compared with the year ended June 30, 2006. This represents an increase of approximately 16% during a period when sales for this segment increased 23%.  Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $5.9 million of the total cost of revenues for this segment during Fiscal 2007.

Cost of revenues for real estate acquisition and zoning services increased $4.9 million for the year ended June 30, 2007 from the similar period ended June 30, 2006. This represents an increase of approximately 185% during a period when sales for this segment increased 205%.  Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $0.6 million of the total cost of revenues for this segment during Fiscal 2007.

Gross Margin

	Years ended June 30,
	2007		2006
	Amount	%	Amount	%
Infrastructure construction and technical services	$13,827	32%	$9,968	28%
Real estate acquisition and zoning	4,033	35%	1,155	30%
Total gross profit	$17,860	32%	$11,123	28%

Our gross margin for the years ended June 30, 2007 and 2006 was $17.9 million and $11.1 million, or 32% and 28% of revenues, respectively. Gross margins increased primarily because of increased revenues from real estate acquisition and zoning, which has higher gross margins, and a trend towards obtaining longer-term projects which enable us to plan the projects in a more efficient manner.

Selling, General and Administrative Expenses

	Years ended June 30,
	2007	2006	Increase
Infrastructure construction and technical services	$11,964	$8,315	$3,649
Real estate acquisition and zoning	2,650	1,133	1,517
Total selling, general and administrative expenses	$14,614	$9,448	$5,166

Selling, general and administrative expenses for the year ended June 30, 2007 was $14.6 million as compared to $9.4 million for the year ended June 30, 2006. This represents an increase of approximately $5.2 million, or 55% during a period when revenues increased 40%. $1.9 million of this increase represents additional expenses relating to the operations of the markets we acquired in the third and fourth quarters of fiscal 2007. $1.7 million represents additional payroll expenses in existing markets relating to increased staffing levels necessary to facilitate the increased sales and expected continued growth of our existing operations. Additionally, we recognized increased spending of approximately $0.3 million in insurance premiums, $0.4 million in accounting and legal fees and $0.4 million for an additional provision for potential New Jersey sales taxes. For a more detailed discussion of our potential New Jersey sales tax exposure, see Note 7 of our Consolidated Financial Statements and to Item 1A. Risk Factors which are presented elsewhere in this Report.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2007 was $0.5 million as compared to $0.2 million for the year ended June 30, 2006. This represents an increase of $0.3 million. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian. For a more complete discussion of the accounting for these acquisitions, see Note 13 of our Consolidated Financial Statements presented elsewhere in this Report. The increase also includes approximately $0.1 million in amortization of approximately $0.5 million of customer relationships and $0.5 million of covenants not to compete acquired as the result of the abovementioned acquisitions.

Interest Income and Expense

Interest income for the year ended June 30, 2007 was $37 thousand, an increase of $23 thousand from $14 thousand for the year ended June 30, 2006. This increase was caused by the additional cash and cash equivalents we received as a result of our financing transactions with Sigma Opportunity Fund and its affiliates and non-affiliated co-investors during the second and third quarters of fiscal 2007 (the “Sigma Transactions”). For a more complete discussion of the Sigma Transactions, see Note 10 of our Consolidated Financial Statements presented elsewhere in this Report.

Interest expense for the year ended June 30, 2007 was $1.2 million. This represents an increase of $1.1 million from $0.1 million for the year ended June 30, 2006. This increase was caused by additional debt incurred related to the Sigma Transactions, our issuance of a promissory note as part of the purchase price for our acquisition of Digital Communications Services, Inc., and our expanded line of credit with Presidential Financial. Included in the year ended June 30, 2007 results are $0.3 million in amortization of deferred financing fees and $0.5 million in interest accretion caused by the issuance of warrants related to the Sigma Transactions.

Financing Fees

During Fiscal 2007, we entered into a Note Purchase Agreement with Sigma Opportunity Fund, LLC, to which Pacific Asset Partners, LP, Operis Partners I, LLC and Sigma Berliner, LLC  have joined and are each deemed a party to issue in aggregate $6.0 million worth of 7% Senior Subordinated Secured Convertible Notes due on December 29, 2008 (collectively, the “Notes”). These Notes were initially convertible at $1.10 per share (subject to adjustment). In the aggregate, the Notes were initially convertible into a total of 5,454,545 shares of our common stock. In addition, we issued warrants to purchase up to 3,000,000 shares of our common stock with a strike price of $0.01 (the “Warrants”).

Pursuant to the Note Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Notes and upon exercise of the Warrants (collectively, the “Registrable Shares”) for resale under the Securities Act. We agreed to file with the SEC a Registration Statement with respect to the Registrable Shares, which was filed with the SEC on March 19, 2007, and to cause the Registration Statement to become effective on or before June 15, 2007.

We were unable to have the Registration Statement declared effective by the SEC prior to June 15, 2007. Therefore, pursuant to the Note Purchase Agreement, we became subject to liquidated damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we failed to meet the requirement, resulting in a maximum liquidated damages exposure of $0.7 million (the “Liquidated Damages”). On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement (the “Waiver”) with the noteholders whereby the noteholders agreed to amend the Note Purchase Agreement to, among other things, eliminate the provision which gave rise to the Liquidated Damages in exchange for our agreement to amend the Notes to lower the conversion price from $1.10 to $1.00 per share. Pursuant to the Waiver, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the Warrants. We are obligated to register substantially all of the shares that may be registered on the form of registration statement (a) available to us at the time of such registration statement is filed, (b) under which an “at the market” offering may be made on a delayed or continuous basis under Rule 415, promulgated under the Securities Act of 1933, as amended, and (c) which shall not be considered or deemed to be a primary offering of securities by the SEC. In order to comply with our obligation, we anticipate filing a new registration statement to register approximately 1,222,632 of the shares of our common stock which underly the Warrants shortly following the filing of our 2007 proxy statement, expected to be at the end of October 2007. We also agreed to use our best efforts to maintain the effectiveness of any registration statement we file with respect to those shares. The reduction in the conversion price of the Notes will result in the holders of our common stock being diluted by an additional 545,455 shares in the event all of the Notes are converted.

This resulted in our recognizing a financing fee of $0.7 million as a non-cash charge to other expense in our statement of operations. This amount is based on the estimated value of the reduction of the conversion price from $1.10 to $1.00 per share, which we estimated to be equal to the amount of the maximum exposure of our liquidated damages.

Income (Loss) in Equity Investments

For the year ended June 30, 2006, income from equity investments resulted from our minority investment in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating income or loss is included in income or loss from equity investments. We sold our interest in Paciugo on December 30, 2005 and recorded a gain of $0.2 million.

Deemed Preferred Dividends

For the year ended June 30, 2006, the deemed dividend on our Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred stockholders over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount was deemed to represent a return to the preferred stockholders and, therefore, was treated in a manner similar to dividends paid to stockholders of the preferred stock in the calculation of earnings per share.

Income Tax Expense

In prior years, the Company has reduced its deferred tax assets and liabilities through the use of a valuation allowance because, in the opinion of management, based on the information available to it at the time, it was more likely than not that the benefits to be derived from these assets would not be realized. This opinion was based, among other things, on the history of net losses. Based on information currently available to BCI management, it now appears more likely than not that these net deferred tax assets will be realized. This resulted in the reversal of the valuation allowance the Company had recognized in prior years, resulting in reducing our current provision for income taxes by $738 thousand.

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues

We had revenues of $39.3 million for the year ended June 30, 2006, versus $10.2 million for the six months ended June 30, 2005. Revenues from infrastructure equipment construction and installation contracts accounted for approximately 90% and 89% in the year ended June 30, 2006, and in the six months ended June 30, 2005, respectively. Revenue from real estate site acquisition and zoning services accounted for approximately 10% and 11% of our total revenues for  these same periods, respectively. The increase in revenues in the year ended June 30, 2006, versus the six months ended June 30, 2005, is due to an additional six months of operations and the increased spending from our customers in infrastructure and equipment construction and installation and radio frequency engineering in order to improve their networks in preparation for future offerings of video and music and reduced spending in real estate acquisition and zoning services. We recognize revenues from infrastructure and equipment construction and installation contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services upon the identification of an acceptable site and when the lease is signed between the landlord and the customer.

Cost of Revenues

Our cost of revenues was $28.2 million for the year ended June 30, 2006, versus $7.3 million for the six months ended June 30, 2005.

Gross Margin

Our gross margin for the year ended June 30, 2006, was $11.1 million or 28% of revenues as compared to $2.9 million or 28% of revenues for the six months ended June 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased during the year ended June 30, 2006, to $9.4 million from $3.8 million in the six months ended June 30, 2005. The increase in selling, general and administrative expenses during the year ended June 30, 2006, as compared to the six months ended June 30, 2005, resulted primarily from the additional six months of operations, additional costs due to an increased number of employees and additional office and warehouse facilities to handle our increased revenue. Selling, general and administrative expenses as a percentage of revenues decreased from 38% to 24% in the year ended June 30, 2006, as compared to the six months ended June 30, 2005 due to the increased revenues during the year ended June 30, 2006, without a corresponding increase in our selling, general and administrative expenses.

Selling, general and administrative expenses for the year ended June 30, 2006 consisted primarily of approximately (i) $5.9 million of salaries and benefits, (ii) $0.8 million of business insurance, (iii) $0.4 million of professional services, (iv) $0.6 million of office rents, (v) $0.4 million of travel and entertainment, (vi) $0.3 million of office expenses including telephone and utilities, (vii) $0.2 million of repairs and maintenance and (viii) $0.8 million of other general operating expenses.

Depreciation

Depreciation recorded on fixed assets during the year ended June 30, 2006, totaled approximately $0.2 million, as compared to approximately $0.1 million for six months ended June 30, 2005. The increase in depreciation is due to the sale of certain fixed assets and other fixed assets becoming fully depreciated and the comparison of a year versus six months.

Loss in Equity Investments

Loss in equity investments results from our minority ownership interest in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments. We sold our interest in Paciugo on December 30, 2005 and recorded a gain of $0.2 million.

Other (Income) Expense

Other (income) expense during the year ended June 30, 2006, totaled expense of approximately $85 thousand, as compared to approximately $4 thousand for the six months ended June 30, 2005. The expense was comprised of an estimated liability for state sales tax for prior years offset by the recovery of approximately $88 thousand of legal fees previously expensed, which had been paid on behalf of a third party.

Deemed Preferred Dividends

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (Unaudited)
(Amounts in thousands unless otherwise stated)

Revenues

	Six Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
		(Unaudited)
Infrastructure construction and technical services	$9,075	$5,938	$3,137
Real estate acquisition and zoning	1,121	1,484	(363)
Total Revenues	$10,196	$7,422	$2,774

We had revenues of $10.2 million for the six months ended June 30, 2005 as compared with $7.4 million for the similar period ended June 30, 2004. This represents an increase of $2.8 million, or 37%. The increase in revenues for the six months ended June 30, 2005 as compared to the similar period ended June 30, 2004 was primarily caused by increased spending from our customers in infrastructure construction and technical services in order to improve their networks in preparation for future offerings of video and music services, and reduced spending in real estate acquisition and zoning services.

Revenues from infrastructure construction and technical services increased $3.1 million, or 53%, and accounted for approximately 89% and 80% of our total revenues for the six month periods ended June 30, 2005 and 2004, respectively.

Revenues from real estate acquisition and zoning services decreased $0.4 million, or 25%, and accounted for approximately 11% and 20% of our total revenues for the six month periods ended June 30, 2005 and 2004, respectively.

Cost of Revenues

Our cost of revenues was $7.3 million and $4.9 million, respectively, for the six months ended June 30, 2005 and 2004. These amounts represent 72% and 66% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

Gross Margin

Our gross margin for the six months ended June 30, 2005 and 2004 was $2.9 million and $2.5 million, or 28% and 34% of revenues, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.9 million, or 30% to $3.8 million during the six months ended June 30, 2005 as compared to $2.9 million in the six months ended June 30, 2004. The increase in selling, general and administrative expenses resulted primarily from general administration costs of approximately $0.6 million from Novo that included the salaries of two of our senior executives, legal and accounting fees associated with the Acquisition, business insurance and office expenses. In addition to the costs associated with the Acquisition, we incurred additional costs due to an increased number of employees and additional warehouse facilities to handle our increased revenue.

Depreciation

Depreciation expense during the six months ended June 30, 2005 totaled approximately $0.1 million as compared to approximately $0.2 million for the six months ended June 30, 2004. The decrease was primarily caused by the sale of certain property and equipment and other fixed assets which became fully depreciated.

Loss in Equity Investments

Loss in equity investments results from our minority ownership in Paciugo that was accounted for under the equity method of accounting. Under the equity method, our proportionate share of each subsidiary’s operating loss is included in equity in loss of investments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had consolidated current assets of approximately $27.2 million, including cash and cash equivalents of approximately $2.5 million and net working capital of approximately $6.5 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common and preferred stock and borrowings under loan arrangements. The principal uses of cash during the year ended June 30, 2007 have been working capital, purchases of property and equipment and acquisitions.

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (“Presidential”). On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). As of June 30, 2007, the prime rate was 8.25%. In addition, we pay .25% per month on the average daily balance.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at June 30, 2007 was $5.5 million. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008, and we can elect to renew on a month-to-month basis thereafter.

On December 29, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sigma Opportunity Fund, LLC for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million (the “Sigma Note”) convertible at $1.10 per share (subject to adjustment) and a warrant to purchase up to 1.5 million shares of our common stock with a strike price of $0.01 (the “Sigma Warrant”).

On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) and issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million and a warrant to purchase up to 500,000 shares of our common stock to Pacific (the “Pacific Note”) and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 to Operis (the “Operis Note”) in the original principal amount of $0.5 million and a warrant to purchase up to 250,000 shares of our common stock respectively, all on substantially the same terms as the Sigma Note and Sigma Warrant.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC (“Sigma Berliner”) to issue a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase up to 750,000 shares of our common stock to Sigma Berliner, also on substantially the same terms as the Sigma Note and Sigma Warrant.

The Sigma Note, the Pacific Note, the Operis Note and the Sigma Berliner Note are each junior to our existing $8.0 million line of credit with Presidential. We will make periodic payments of interest throughout the life of the notes.

On February 28, 2007, in connection with the Asset Purchase Agreement with Digital Communication Services, Inc., J&J Leasing Partnership and the shareholders of Digitcom for the purchase certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with Presidential, borrowings under our 7% Senior Secured Convertible Notes and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we do not continue to generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow.

The net cash flows for the years ended June 30, 2007 and 2006 are as follows:

	For the Years Ended
	June 30,
	2007	2006
Net cash used in operating activities	$(1, 064)	$(224)
Net cash used in investing activities	(6,239)	(75)
Net cash provided by financing activities	9,252	431

Cash Used in Operating Activities

Net cash used in operating activities for the years ended June 30, 2007 and 2006 totaled approximately $1.1 million and $0.2 million, respectively.

During the year ended June 30, 2007, cash provided by operating activities primarily resulted from operating income of $2.2 million, net of non-cash charges. Cash used in operating activities primarily resulted from an increase in accounts receivable of $4.2 million due to increased revenue during the period, increased accrued expenses of $0.6 million, and decreases in accounts payable (net of accounts payable realized for the acquisition of Radian) of $1.0 million.

Cash used in operating activities for the year ended June 30, 2006 primarily resulted from operating income, net of non-cash charges, of $1.6 million, an increase in accounts receivable of $7.2 million due to increased revenue during the period, decreases in inventories and other assets of $0.5 million, and an increase in accounts payable and accrued expenses of $4.7 million, mainly attributed to subcontractor costs associated with our increased revenues.

Cash Used in Investing Activities

Cash used in investing activities for the years ended June 30, 2007 and 2006 totaled approximately $6.2 million and $0.08 million, respectively.

During the year ended June 30, 2007, cash used in investing activities primarily resulted from asset acquisitions of $5.7 million and purchases of property and equipment of $0.5 million.

Cash used in investing activities for the year ended June 30, 2006 was primarily the result of $0.3 million purchases of property and equipment, which was partly offset by $0.2 million proceeds from the sale of the Paciugo business.

Cash Provided by Financing Activities

Cash provided by financing activities for the years ended June 30, 2007 and 2006 totaled approximately $9.3 million and $0.4 million, respectively.

During the year ended June 30, 2007, cash provided by financing activities primarily resulted from net borrowings under our credit line of $4.4 million and new debt incurred of $6.0 million which were partially offset by financing fees paid of $0.6 million.

Cash provided by financing activities for the year ended June 30, 2006 was primarily the result of $0.6 million net proceeds from the line of credit and $0.1 million proceeds from long-term debt which were partly offset by $0.3 million repayment of long-term debt and $53 thousand repayment of capital leases.

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. However, we may be required, or could elect, to seek additional funding within the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and our current credit facility and any additional equity or credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

The following represents our contractual obligations over the next five years:

	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations	$7,934	$684	$6,679	$529	$42	$-	$-
Amounts representing interest	878	558	292	26	2	-	-

Capital lease obligations	251	55	50	54	49	42	1
Amounts representing interest	64	21	18	13	8	4	-

Operating lease obligations	1, 213	769	288	156	-	-	-
	$10,340	$2, 087	$7,327	$778	$101	$46	$1

Forward-Looking Statements

“Forward-looking” statements appear throughout this Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note that the occurrence of the events described in these statements and elsewhere in this Report, including, without limitation, those risks identified in Item 1A - Risk Factors set forth elsewhere in this Report, could have an adverse effect on the business, results of operations or financial condition of the Company.

Forward-looking statements in this Annual Report include, without limitation, the following statements concerning:
•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues;
•	our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging wireless technologies;
•	our ability to obtain additional financing;
•	our growth strategy;
•	trends in the wireless telecommunications industry;
•	key drivers of change in our business;
•	our competitive position; and
•	other statements that contain words like “believe”, “anticipate”, “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:
•	risks related to a concentration in revenues from a small number of customers;
•	risks associated with competition in the wireless telecommunications industry;
•	risks that we will not be able to generate positive cash flow;
•	risks that we may not be able to obtain additional financing;
•	risks that we will not be able to take advantage of new and emerging wireless technologies; and
•	risks that we will be unable to adequately staff its service offerings.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize or fail to materialize, or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Report. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

Critical Accounting Policies

Revenue Recognition

Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services are recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized under the completed contract method of accounting. Revenue associated with multiple element contracts reflects the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.

Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support customer receivables. Credit losses are provided for in our consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligations. Accounts receivable are written off when they are considered to be uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Effects of Inflation

We do not believe that the businesses of our subsidiaries are impacted by inflation to a significantly different extent than the general economy. However, there can be no assurance that inflation will not have a material effect on operations in the future.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASF Statement No. 109, (FIN 48), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our results from operations or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact, if any, that SFAS 157 will have on its consolidated financial statements upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 states that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rates and other risks. We have investments in money market funds of approximately $2.0 million at June 30, 2007 and borrowings under our line of credit of approximately $5.5 million. We believe that the effects of changes in interest rates are limited and would not materially affect our operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 through F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 will be set forth under the caption “Election of Directors” in our 2007 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2007, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption “Executive Compensation and Other Matters” in our 2007 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2007, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 will be set forth under the caption “Security Ownership of Directors, Management and Principal Stockholders” in our 2007 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2007, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2007, and which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our 2007 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2007, and which is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Financial Statements:

Our Consolidated Balance Sheets as of June 30, 2007 and 2006
Our Consolidated Statements of Operations for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and 2004 (Unaudited), and the year ended December 31, 2004
Our Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and the year ended December 31, 2004
Our Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and 2004 (Unaudited), and the year ended December 31, 2004

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berliner Communications, Inc.

By:	/s/ Rich Berliner
Name:	Rich B. Berliner
Title:	Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2007. Each person whose signature appears below constitutes and appoints Rich B. Berliner and Nicholas Day, each or either of them, his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE

/s/ Rich Berliner	Chief Executive Officer
Rich B. Berliner	(Principal Executive Officer)

/s/ Albert E. Gencarella	Chief Financial Officer
Albert E. Gencarella	(Principal Financial and Accounting Officer)

/s/ Mark S. Dailey	Director
Mark S. Dailey

/s/ Peter J. Mixter	Director
Peter J. Mixter

/s/ Mehran Nazari	Director
Mehran Nazari

/s/ Steve Robling	Director
John Stevens Robling, Jr.

/s/ Thom Waye	Director
Thom Waye

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith
10.1	Amendment and Waiver Agreement, dated September 27, 2007, among Berliner Communications, Inc., Sigma Opportunity Fund, LLC, Pacific Asset Partners, LP, Operis Partners I LLC, and Sigma Berliner, LLC	X
21.1	Subsidiaries of Berliner Communications, Inc.	X
23.1	Consent of BDO Seidman, LLP	X
24	Power of Attorney	See Signature Pages
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended June 30, 2007 and 2006, and the six months ended June 30, 2005 and 2004 (unaudited) and for the year ended
December 31, 2004	F-4

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2007 and 2006, the six
Months ended June 30, 2005 and for the year ended December 31, 2004	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006, and the six months ended June 30, 2005 and 2004 (unaudited) and for the year ended
December 31, 2004	F-6

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Berliner Communications, Inc.
Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Berliner Communications, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005, and the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and Subsidiaries at June 30, 2007 and 2006, and the results of their operations and cash flows for the years ended June 30, 2007 and 2006, and the six months ended June 30, 2005, and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Valhalla, New York
October 1, 2007

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,483	$534
Accounts receivable, net of allowance for doubtful accounts
of $261 and $180 at June 30, 2007 and 2006, respectively	22,911	12,334
Inventories	666	322
Deferred tax assets - current	336	-
Prepaid expenses and other current assets	771	332
	27, 167	13,522
Property and equipment, net	2,569	566
Amortizable intangible assets, net	960	-
Goodwill	2,270	-
Deferred tax assets - long-term	950	-
Other assets	387	168
Total Assets	$34,303	$14,256

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,399	$5,356
Accrued liabilities	6,588	3,909
Accrued income taxes	326	128
Line of credit	5,537	1,111
Current portion of long-term debt	797	374
Current portion of capital lease obligations	52	33
	20,699	10,911
Long-term debt, net of current portion	5,765	163
Long-term capital lease obligations, net of current portion	199	24
Other long-term liabilities	694	-
Deferred tax liabilities - long-term	39	-
Total liabilities	27,396	11,098

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	-	-
Additional paid-in capital	15,655	13,018
Accumulated deficit	(8,748)	(9,860)
Total stockholders' equity	6,907	3,158
Total liabilities and stockholders' equity	$34,303	$14,256

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

					Year Ended
	Year ended June 30,		Six Months Ended June 30.		December 31,
	2007	2006	2005	2004	2004
				(Unaudited)
Revenues	$55, 135	$39,325	$10,196	$7,422	$15,286
Costs of revenues	37,275	28,202	7,339	4,927	9,605
Gross margin	17,860	11,123	2,857	2,495	5,681
Selling, general and administrative expenses	14,614	9,448	3,831	2,940	6,123
Depreciation and amortization	484	247	139	181	343
Gain on sale of fixed assets	(5)	(7)	(23)	(14)	(10)
Income (loss) from operations	2,767	1,435	(1,090)	(612)	(775)

Other (income) expense
Interest expense	1,238	74	22	19	47
Interest income	(37)	(14)	(5)	(1)	(2)
Financing fees	695	-	-	-	-
(Income) loss in equity investments	(41)	(98)	94	-	-
Other	(14)	85	(4)	-	-
Income (loss) before income taxes	926	1,388	(1,197)	(630)	(820)
Income tax (benefit) expense	(186)	133	(7)	(2)	16
Net income (loss)	1,112	1,255	(1,190)	(628)	(836)
Deemed Series B and D preferred dividends	-	19,936	-	-	-
Net income (loss) allocable to common shareholders	$1,112	$(18,681)	$(1,190)	$(628)	$(836)

Net income (loss) per share:
Basic	$0.07	$(1.38)	$(2.36)	$(9.31)	$(12.41)
Diluted	$0.06	$(1.38)	$(2.36)	$(9.31)	$(12.41)

Weighted average number of shares outstanding:
Basic	17,035	13,582	504	67	67
Diluted	19,062	13,582	504	67	67

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)

	Preferred Stock		Common Stock
	2,000,000 shares authorized;		100,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2003	-	$-	20,224,320	$202	$10,531	$(9,023)	$1,710

Net loss						(837)	(837)
Balance at December 31, 2004	-	-	20,224,320	202	10,531	(9,860)	873

Deemed retroactive stock split to recapitalize
Berliner Communications, Inc. with 147,676,299 common shares, $0.00002 par value	-	-	127,451,979	(199)	199	-	-
Deemed retroactive stock split to recapitalize
Berliner Communications, Inc. with 3,913,669 Series E Preferred shares, $0.00002 par value, liquidation preference of $0.26 per share	3,913,669	-	-	-	-	-	-
Deemed dividend of Berliner Communications, Inc.
of net assets not transferred in recapitalization	-	-	-	-	-	(65)	(65)
Novo Networks, Inc. preferred stock recapitalized
as of February 18, 2005, into 4,500 Series B and 9,473 Series D Preferred shares, $0.00002 par value, liquidation preference of $1,000 per share	13,973	-	-	-	-	-	-
Novo Networks, Inc. shareholder equity recapitalized
as of February 18, 2005, into 52,323,701 common shares, $0.00002 par value	-	-	52,323,701	1	2,188	-	2,189
Reverse stock split of one share for every 300
shares on September 16, 2005	-	-	(199,333,333)	(4)	4	-	-
Net loss	-	-	-	-	-	(1,190)	(1,190)
Balance at June 30, 2005	3,927,642	-	666,667	-	12,922	(11,115)	1,807

Deemed dividend in the conversion of Series B
and Series D Convertible Preferred Stock	(13,973)	-	996,788,940	20	(20)	-	-
Conversion of Series E Convertible Preferred Stock	(3,913,669)	-	3,913,668,046	78	(78)	-	-
Reverse stock split of one share for every 300
shares of Common Stock on September 16, 2005	-	-	(4,894,088,796)	(98)	98	-	-
Stock based compensation expense	-	-	-	-	67	-	67
Issuance of warrants for consulting services	-	-	-	-	29	-	29
Net income	-	-	-	-	-	1,255	1,255
Balance at June 30, 2006	-	-	17,034,857	-	13,018	(9,860)	3,158

Exercise of stock options	-		46,929	-	-	-	-
Stock-based compensation expense	-		-	-	300	-	300
Value of warrants granted with debt	-		-	-	2,337	-	2,337
Net income	-		-	-		1,112	1,112
Balance at June 30, 2007	-	$-	17,081,786	$-	$15,655	$(8,748)	$6,907

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

					Year Ended
	Year ended June 30,		Six Months Ended June 30,		December 31,
	2007	2006	2005	2004	2004
				(Unaudited)
Cash flows from operating activities
Net income (loss)	$1,112	$1,255	$(1,190)	$(628)	$(836)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	484	247	139	181	343
Amortization of deferred financing fees	189	-	-	-	-
Loss in equity investments	-	102	94	-	-
Bad debt expense	140	104	10	-	46
Stock based compensation	300	96	-	-	-
Gain on sale of equity investment	-	(200)	-	-	-
Gain on sale of fixed assets	(5)	(7)	(23)	(14)	(10)
Accretion of interest from warrants	509	-	-	-	-
Financing fees	695	-	-	-	-
Deferred tax assets, net	(1,247)	-	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,212)	(7,177)	(1,886)	2,060	2,065
Inventories	1,039	185	9	34	96
Prepaid expenses and other current assets	39	185	(47)	112	(54)
Other assets	20	89	14	(2)	(9)
Accounts payable	(974)	3,146	506	(288)	(285)
Accrued liabilities	649	1,623	808	(881)	(712)
Accrued income taxes	198	128	(13)	-	(22)
Deferred revenues	-	-	(11)	(9)	9
Net cash (used in) provided by operating activities	(1,064)	(224)	(1,590)	565	631

Cash flows from investing activities:
Purchases of property and equipment	(519)	(293)	(89)	(42)	(80)
Proceeds from the sale of property and equipment	8	18	60	10	25
Proceeds from the sale of equity investments	-	200	-	-	-
Acquisition of Digitcom	(2,000)	-	-	-	-
Acquisition of Radian	(3,630)	-	-	-	-
Acquisition of Comtech	(98)	-	-	-	-
Net cash used in investing activities	(6,239)	(75)	(29)	(32)	(55)

Cash flows from financing activities:
Proceeds from line of credit	23,843	4,809	1,237	701	1,888
Proceeds from long-term debt	6,000	149	30	-	102
Repayment of line of credit	(19,417)	(4,192)	(1,088)	(1,028)	(1,979)
Repayment of long-term debt	(529)	(282)	(199)	(89)	(181)
Financing fees	(604)	-	-	-	-
Repayment of loan from shareholder	-	-	(102)	-	-
Repayment of capital leases	(41)	(53)	(34)	(44)	(90)
Net cash (used in) provided by financing activities	9,252	431	(156)	(460)	(260)

Net increase (decrease) in cash and cash equivalents	1,949	132	(1,775)	73	316
Cash and cash equivalents at beginning of period	534	402	454	138	138
Cash and cash equivalents acquired	-	-	1,723	-	-
Cash and cash equivalents at end of period	$2,483	$534	$402	$211	$454

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

					Year Ended
	Year ended June 30,		Six Months Ended June 30,		December 31,
	2007	2006	2005	2004	2004
				(Unaudited)
Supplemental cash flow information:
Interest paid	$164	$74	$21	$19	$47
Income taxes paid	$863	$6	$13	$5	$10
Non-cash investing and financing activities:
Assets purchased under capital leases	$235	$61	$-	$-	$55
Note payable in connection with acquisition of
Digitcom	$1,750	$-	$-	$-	$-
Fair value of warrants associated with debt issuances
and professional services	$2,336	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

1.	Business

General

The company now known as Berliner Communications, Inc. (“Berliner”, “we”, “us”, and “our”) was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February 1996 and was subsequently reinstated as eVentures Group, Inc. (“eVentures”) in August 1999. In December 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”).

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and our wholly-owned subsidiary, whereby BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. In September 2005, Novo changed its name to Berliner Communications, Inc.

Since the Acquisition was settled through the issuance of a controlling interest in Novo’s common stock, Old Berliner was deemed to be the acquirer for accounting purposes. Furthermore, since Novo was deemed to be a shell company prior to the Acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of Old Berliner. The accompanying consolidated financial statements for the six months ended June 30, 2005, include the accounts of Old Berliner through February 18, 2005, BCI, our wholly-owned subsidiary, and us since February 18, 2005.

Founded in 1995, Old Berliner originally provided wireless carriers with comprehensive real estate acquisition and zoning services. Over the course of the following years, the service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carried on the historical operations of Old Berliner.

On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc.

On February 28, 2007, BCI entered into an Asset Purchase Agreement (the “Digitcom Asset Purchase Agreement”) with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded our presence in Texas and the Southeast markets. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian (the “Wireless Operations of Radian”). This acquisition has expanded our presence in the Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington markets, and adds offices in Salem, Oregon, Tempe, Arizona and Salt Lake City, Utah.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

The amounts presented for the six months ended June 30, 2004, in the accompanying Consolidated Statement of Operations and Statement of Cash Flows have been prepared by us, without audit, pursuant to the interim financial statement rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying Unaudited Consolidated Statement of Operations and Statement of Cash Flows include all adjustments necessary to present fairly the results of operations and cash flows for the six months ended June 30, 2004.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2007, cash and cash equivalents totaled approximately $2.5 million and consisted of bank balances, a corporate bond and a money market account. We maintain our cash and cash equivalents with two financial institutions that, at times, may have amounts in excess of the FDIC insurance limit.

Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support customer receivables. Credit losses are provided for in our consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligations. Accounts receivable are written off when they are considered to be uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories, which consist mainly of parts and raw materials, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At June 30, 2007 and 2006, current prepaid expenses and other current assets totaled approximately $0.8 million and $0.3 million, respectively, and consisted mainly of insurance, deferred financing fees and rents. Non-current other assets of approximately $0.4 million at June 30, 2007, and $0.2 million at June 30, 2006 are mainly deposits for our office and warehouse locations and long-term insurance.

Property and Equipment

Property and equipment consist of automobiles and trucks, computer equipment, equipment and software, furniture and fixtures and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

Long-lived Assets

We assess the recoverability of long-lived assets, including goodwill, by determining whether the net book value of the assets can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which the impairment occurs.

Equity Investments

Subsidiaries whose results are not consolidated, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors, including, without limitation, representation on the subsidiary’s governing board and ownership level, which is generally a 20% to 50% interest in the voting securities of the subsidiary, including voting rights associated with our holdings in common stock, preferred stock and other convertible instruments in the subsidiary. Under the equity method of accounting, the subsidiary’s accounts are not reflected in our consolidated financial statements. Our proportionate share of a subsidiary’s operating earnings and losses are included in the caption “(Income) loss in equity investments” in our consolidated statements of operations. During the year ended June 30, 2006, we sold our equity investment in Paciugo Management, LLC for a gain (see Note 6 - Equity Investments).

Revenue Recognition

Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services is recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized under the completed contract method of accounting. Revenue associated with multiple element contracts reflects the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the estimated percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.

Unbilled receivables represent revenues on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable, pursuant to contract terms.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using applicable tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

Stock-based Compensation

Historically, Old Berliner applied the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our employee-based stock options plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation. As permitted by SFAS 123, Old Berliner elected to continue to apply the intrinsic value based method of accounting for its employee-based stock option grants and adopted the disclosure requirements of SFAS 123.

During 2004 and through the date of the Acquisition, Old Berliner did not grant any stock options under its plans. The holders of Old Berliner’s plans forfeited all of their stock options 90 days after the Acquisition date due to all of the employees becoming employees of Berliner. There were no stock options granted from the Acquisition to June 30, 2005. During the years ended June 30, 2007 and 2006, we granted stock options totaling 1,091,526 and 530,300 shares, respectively, under our plans.

Prior to July 31, 2005, we adopted the disclosure-only provisions of SFAS 123. SFAS 123 required pro forma information to be presented as if we had accounted for the stock options during the fiscal periods presented using the fair value method. The fair value of options granted during the fiscal year ended June 30, 2005 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 48.6%, expected dividend yield of 0%, risk-free interest rate of 3.88% and an expected life of 10 years.

For purposes of pro forma disclosures related to prior years, the estimated fair values of the options are amortized to expense over the options’ vesting period of one to three years.

			Year Ended
	Six Months Ended June 30,		December 31,
	2005	2004	2004
Pro forma net loss		(Unaudited)
Net loss allocable to common shareholders, as reported	$(1,190)	$(628)	$(836)
Less: stock-based compensation determined under fair value based method	(13)	-	-
Net loss allocable to common shareholders, pro forma	$(1,203)	$(628)	$(836)

Net loss per share, as reported	$(2.36)	$(9.31)	$(12.41)
Net loss per share, pro forma	$(2.36)	$(9.31)	$(12.41)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on fair values (i.e. pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS 123R effective July 1, 2005. We elected to adopt SFAS 123R using a modified prospective application, whereby the provisions of the statement are applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005).

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of WPCS International, which is another company in our industry sector with similar revenue streams. We use historical data to estimate an option’s expected life. The risk free interest rate input is based on the market yield on United States Treasury securities at 5-year constant maturity in effect at the time of the grant. Compensation costs, net of forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates.

The following weighted average assumptions used for purposes of determining the fair value were as follows:

	2007	2006
Expected volatility	70% - 78%	75%
Expected dividend yield	0%	0%
Risk-free interest rate	4.51%-5.01%	4.39%-5.04%
Expected life	5 Years	5.5 Years

The adoption of SFAS 123R did not have a significant impact on our overall results of operations or financial position.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options and warrants would be reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

					Year Ended
	Year ended June 30,		Six Months Ended June 30,		December 31,
	2007	2006	2005	2004	2004
Basic earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$1,112	$(18,681)	$(1,190)	$(628)	$(836)

Denominator:
Weighted average common shares outstanding	17,035	13,582	504	67	67

Net income (loss) per share - basic	$0. 07	$(1.38)	$(2.36)	$(9.31)	$(12.41)

Diluted earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$1,112	$(18,681)	$(1,190)	$(628)	$(836)

Denominator:
Weighted average common shares outstanding	17,035	13,582	504	67	67
Effect of dilutive securities:
Stock options	528	-	-	-	-
Warrants	1,499	-	-	-	-
Weighted average common shares outstanding-
assuming dilution	19,062	13,582	504	67	67

Net income (loss) per share - diluted	$0.06	$(1.38)	$(2.36)	$(9.31)	$(12.41)

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

Common share equivalents consist of stock options and warrants using the treasury stock method. For the year ended June 30, 2007, 452,026 stock options and 5,454,545 shares convertible upon conversion of our 7% Notes were excluded from the computation of diluted net income per share because the exercise price of these were greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASF Statement No. 109, (FIN 48), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our results from operations or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact, if any, that SFAS 157 will have on its consolidated financial statements upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 states that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements upon adoption.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

3.	Accounts Receivable

Accounts receivable at June 30, 2007 and 2006 consist of the following:

	June 30,
	2007	2006

Accounts receivable	$17,727	$9,723
Unbilled receivables	5,445	2,791
	23,172	12,514
Allowance for doubtful accounts	(261)	(180)
Total	$22,911	$12,334

Unbilled receivables represent the value of services rendered to customers which have not yet been billed to customers as of the balance sheet date. Unbilled receivables are generally billed within three months upon the completion of services.

The allowance for doubtful accounts for the year ended December 31, 2004, the six months ended June 30, 2005 and the years ended June 30, 2006 and 2007 consisted of the following:

	Balance at		Recoveries/	Balance at
	Beginning	Charged to	Deductions/	End of
	of Period	Expense	Write-offs	Period
Allowance for doubtful accounts
Year ended December 31, 2004	$148	46	(88)	$106
Six months ended June 30, 2005	$106	10	(24)	$92
Year ended June 30, 2006	$92	104	(16)	$180
Year ended June 30, 2007	$180	140	(59)	$261

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

4.	Property and Equipment

Property and equipment at June 30, 2007 and 2006 consisted of the following:

	June 30,
	2007	2006
Automobiles and trucks	$1,559	$616
Furniture and fixtures	427	255
Equipment	2,622	1,844
Computer equipment and software	143	93
Buildings	313	-
Leasehold improvements	118	119
	5,182	2,927
Less: Accumulated depreciation	(2,703)	(2,361)
	2,479	566
Land	90	-
Total	$2,569	$566

Depreciation on property and equipment for the years ended June 30, 2007 and 2006 was approximately $0.4 million and $0.2 million, respectively.

5.	Long-Lived Assets

Long-lived assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. See note 13 for a more detailed discussion of these acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million for the year ended June 30, 2007 and $0 for earlier periods, since the acquisition took place during Fiscal 2007.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships and covenants not to compete have estimated useful lives of approximately 3.75 years.

Scheduled amortization charges for the intangible assets, as of June 30, 2007 are as follows:

2008	$313
2009	284
2010	240
2011	123
2012	-
Total	$960

6.	Equity Investments

Previously, we had a minority equity interest in Ad Astra Holdings LP, a Texas limited partnership, and Paciugo Management LLC, a Texas limited liability company and the sole general partner of Ad Astra (collectively “Paciugo”). During the year ended June 30, 2006, we recorded income of approximately $0.1 million from our equity investment composed of $0.1 million of our share of gains and losses and a gain from the sale of our interest of $0.2 million.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

7.	Accrued Liabilities

Accrued liabilities at June 30, 2007 and 2006 consisted of the following:

	June 30,
	2007	2006
Employee compensation	$874	$536
Construction costs	5,018	3,179
Other	696	194
	$6,588	$3,909

Included in other accrued liabilities is a potential liability for state sales tax. In January of 2007, we received an informal notice of assessment in the amount of $1.8 million including unpaid taxes, penalties and interest for the years 1998 to 2004. We had previously recorded $0.2 million in the year ended June 30, 2006 related to these potential taxes. We have reviewed their findings and believe that certain items that they deemed subject to tax were exempt. Accordingly, we increased our estimated reserve in the quarter ended December 31, 2006 to $0.6 million based on our revised best estimate of the potential liability and continue to maintain that level of reserve at June 30, 2007.

8.	Income Taxes

Income tax expense differed from amounts computed by applying the U.S. federal tax rate of 34% to pre-tax income as a result of the following:

			Six Months	Year
			Ended	Ended
	Year ended June 30,		June 30,	December 31,
	2007	2006	2005	2004
Tax expense at statutory rate of 34%	$315	$472	$(407)	$(279)
Increase (decrease) in valuation allowance against deferred tax assets	(738)	(506)	429	305
State income tax expense, net of federal income tax benefit	11	82	(71)	(74)
Meals and Entertainment	24	-	-	-
Financing Fees	236	-	-	-
Other, net	(34)	85	42	64
	$(186)	$133	$(7)	$16

The following summarizes the (benefit) provision for income taxes:

			Six Months	Year Ended
	Year ended June 30,		Ended June 30,	December 31,
	2007	2006	2005	2004
Current:
Federal	$858	$133	$(7)	$16
State	203	-	-	-
Total Current	1,061	133	(7)	16

Deferred
Federal	(1,124)	-	-	-
State	(123)	-	-	-
Total Deferred	(1,247)	-	-	-

(Benefit) provision for income taxes	$(186)	$133	$(7)	$16

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	Balance at June 30,
	2007			2006
Deferred Tax Assets	Federal	State	Total
Current:
Allowance for doubtful accounts	$89	$15	$104	$72
Allowance for obsolete inventory reserve	37	7	44	26
NOL Carryforward	-	-	-	64
Accrued Bonus	136	24	160	-
AMT Carryforward	28	-	28	28
	290	46	336	190
Non-Current:
Stock-based compensation	129	23	152	38
NOL Carryforward	391	-	391	510
Accrued Sales Tax	145	25	170	-
Accretion of debt discount	173	30	203	-
Customer list amortization	27	5	32	-
Covenant amortization	1	1	2	-
	866	84	950	548
Total Deferred Tax Assets	1,156	130	1,286	738

Deferred Tax Liabilities
Long-Term
Goodwill Amortization	15	3	18	-
Depreciation Expense	18	3	21	-
Total Deferred Tax Liabilities	33	6	39	-

	1,123	124	1,247	738

Less: valuation allowance	-	-	-	(738)

Net deferred tax assets	$1,123	$124	$1,247	$-

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not for some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In prior years, in accordance with the provisions of Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes” (FASB 109), the Company has reduced its deferred tax assets and liabilities through the use of a valuation allowance because, in the opinion of management, based on the information available to it at the time, it was more likely than not that the benefits to be derived from these assets would not be realized. This opinion was based, among other things, by the history of net losses.

Based on information currently available to BCI management, it now appears more likely than not that these net deferred tax assets will be realized.

Therefore, in accordance with the provisions of Financial Accounting Standards Board Statement No. 154 Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FASB 154), BCI management has determined that the cumulative effect of future tax benefits derived from activity in the current and prior years shall be reflected in the financial statements of the Company effective as of June 30, 2007. The effect of this change in accounting estimate is as follows:

	For the Year Ended June 30, 2007
	Before		After
	Change	Change	Change
Income from operations	$2,767	$-	$2,767
Net income	$374	$738	$1,112
Net income per common share:
Basic	$0.03	$0.04	$0.07
Diluted	$0.02	$0.04	$0.06

We have net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand  per year due to limitations as a result of the Acquisition.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

9.	Revolving Credit Facility

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (“Presidential”). On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). As of June 30, 2007, the prime rate was 8.25%. In addition, we pay .25% per month on the average daily balance.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at June 30, 2007 and 2006 was $5.5 million and $1.1 million, respectively. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008, and we can elect to renew on a month-to-month basis thereafter.

10.	Long-Term Debt

Long-term debt at June 30, 2007 and 2006 consisted of the following:

	June 30,
	2007	2006

7% Senior Subordinated Secured Convertible Notes due December 29, 2008
in the original principal amount of $6.0 million, convertible at $1.10 per share
less unamortized debt discount plus accreted interest	$4,628	$-
Note payable to J&J Leasing due February 2010, at Prime Rate	1,604	-
Loans payable to financing companies, payable in monthly installments of $10 thousand, interest ranging from 0% to 11.2% annually, due August 2008 through March 2011,
secured by automobiles	330	213
Notes payable to Greenhill Capital Partners LP and PWIBD Partners LP issued
in 2003, maturing March, 2007	-	323
Capital leases (Note 11)	251	57
	6,813	593
Less current portion	(849)	(406)
	$5,964	$187

Note Purchase Agreement

On December 29, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sigma Opportunity Fund, LLC (“Sigma”) for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million (the “Note”) convertible at $1.10 per share (subject to adjustment) and a warrant to purchase up to 1.5 million shares of our common stock with a strike price of $0.01 (the “Warrant”).

On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) and issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million and a warrant to purchase up to 500,000 shares of our common stock (with a fair value of $0.4 million) to Pacific, and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $0.5 million and a warrant to purchase up to 250,000 shares of our common stock (with a fair value of $0.2 million) to Operis, all on substantially the same terms as the Note and Warrant issued to Sigma.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC (“Sigma Berliner”) to issue a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase up to 750,000 shares of our common stock (with a fair value of $0.6 million) to Sigma Berliner, also on substantially the same terms as the Note and Warrant issued to Sigma.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

We are liable for liquidated damages under the following circumstances (each, a “Registration Event”):
•	If the Registration Statement is not declared effective by the SEC on or prior to June 15, 2007;
•	If, after the effective date of the Registration Statement, sales cannot be made under the Registration Statement, except in certain situations;
•
If, after the date on which our securities are listed or included for quotation on any of the Over-the Counter Bulletin Board, the American Stock Exchange, NASDAQ or the New York Stock Exchange (each, a “Trading Market”), our common stock, or the Registrable Securities specifically, are not listed or included for quotation on a Trading Market, or the trading of our common stock is suspended or halted for five or more days on the Trading Market on which our common stock principally trades; or

•
If we fail, refuse or are otherwise unable to timely issue common stock to Sigma upon conversion of the Note or exercise of the Warrant or Additional Warrants, or if we fail, refuse or are otherwise unable to timely transfer any such shares as required under the Note Purchase Agreement or any related document executed therewith.

We were unable to have the Registration Statement declared effective by the Securities and Exchange Commission prior to June 15, 2007. Therefore, pursuant to the Note Purchase Agreement, we became subject to liquidated damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we failed to meet the requirement. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement with the noteholders whereby the noteholders agreed to waive this damages provision in exchange for our agreement to lower the conversion price of the Notes from $1.10 to $1.00 per share. Pursuant to this Waiver and Amendment to Note Purchase Agreement, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares. Refer to Note 21 - Subsequent Events.

In connection with the Note Purchase Agreement, on February 8, 2007 we amended our certificate of incorporation to increase the number of shares of our authorized common stock from 20,000,000 shares to 100,000,000 shares.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

In connection with the Sigma note, the Pacific note, the Operis note and the Sigma Berliner note, we recorded debt discounts equal to the fair value of the warrants associated with such notes as follows:

	Loan
	Face	Warrants	Debt
	Amount	Issued	Discount
Sigma note	$3,000	1,500,000	$753
Pacific note	1,000	500,000	376
Operis note	500	250,000	188
Sigma Berliner note	1,500	750,000	564
	$6,000	3,000,000	$1,881

We reduced the carrying value of these notes on the books accordingly with the corresponding entries to paid-in capital. We will accrete these amounts over the lives of the notes, charging interest expense whereby the notes balances will equal the face amounts at December 29, 2008. If we default on a note, or a note is otherwise accelerated, we will charge the balance remaining at that time to interest expense.

The Sigma note, the Pacific note, the Operis note and the Sigma Berliner note are each junior to our existing $8.0 million line of credit with Presidential. We will make periodic payments of interest throughout the lives of the notes.

In connection with Waiver and Amendment to Note Purchase Agreements, the number of common shares issuable upon conversion changed as follows:

	Number of shares
Issued to	Original	Revised
Sigma Opportunity Fund, LLC	2,727,273	3,000,000
Pacific Asset Partners, LP	909,091	1,000,000
Operis Partners I, LLC	454,545	500,000
Sigma Berliner, LLC	1,363,636	1,500,000
	5,454,545	6,000,000

11.	Capitalized Leases

We have entered into capital leases for certain automobiles and trucks. As of June 30, 2007 and 2006, the total cost of the vehicles was approximately $0.5 million and $0.4 million, respectively, and the related accumulated depreciation was approximately $0.2 million and $0.3 million, respectively.

The following is a schedule of future minimum lease payments under capital leases as of June 30, 2007:

2008	$76
2009	68
2010	66
2011	57
2012	47
Thereafter	1
315
Amounts representing interest	(64)
Future minimum lease payments	$251

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

12.	Commitments and Contingencies

Operating Leases

We lease office and warehouse space under various operating leases. Rent expense for the years ended June 30, 2007 and 2006 was approximately $0.8 million and $0.6 million, respectively.

Minimum future amounts due under operating leases are as follows:

2008	$769
2009	288
2010	156
$1,213

Legal Proceedings

We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

13.	Acquisitions

Digitcom

On February 28, 2007 (the “Digitcom Closing Date”), BCI entered into an Asset Purchase Agreement (the “Digitcom Asset Purchase Agreement”) with Digital Communication Services, Inc., a Texas corporation (“Digitcom”), J&J Leasing Partnership, a Texas general partnership (“J&J”), and the shareholders of Digitcom for the purchase of certain assets, excluding cash and receivables, of Digitcom and property of J&J.

Pursuant to the Digitcom Asset Purchase Agreement, BCI acquired certain of Digitcom’s assets, except for cash and accounts receivable (the “Purchased Assets”). In exchange for the Purchased Assets, among other things:
•	BCI made an initial cash payment of $2.0 million
•
BCI executed a limited recourse promissory note in the aggregate principal amount of $1.75 million (the “Note”) to J&J. The Note bears an annual interest rate at the prime rate and is due and payable in quarterly installments for a three-year period ending on the third anniversary of the Digitcom Closing Date. The Note is secured by land and buildings purchased from J&J evidenced by a Deed of Trust made for the benefit of J&J (the “Deed of Trust”);

•
We issued Digitcom a warrant to purchase up to 500,000 shares of our common stock, par value $0.00002 per share (the “Common Stock”) at a per share exercise price of $0.73 (the “Digitcom Warrants”), which was valued at approximately $0.2 million using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 4.69%; volatility rate of 72%, and; estimated life of 5 years; and

•	Digitcom and J&J granted BCI a limited, exclusive license to use the name “Digitcom” for a period of one year from the Digitcom Closing Date for certain business-related purposes.

In addition to the foregoing, BCI agreed to pay the Digitcom Shareholders an additional $1.0 million in three annual installments of $0.3 million (each, a “Contingent Purchase Price Payment”) if the following conditions are met:
•	certain performance objectives related to the combined operating results of the Digitcom business and our existing business in Texas (the “Texas Business”); and
•
the Digitcom Shareholders are employed by BCI on each of March 1, 2008, 2009 and 2010, unless terminated “with cause”, as such term is defined in each Digitcom Shareholder’s respective employment agreement with BCI.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

For purposes of determining whether the Digitcom Shareholders have earned a Contingent Purchase Price Payment, the operating results for the Texas Business will be measured for the twelve month periods ending on February 29, 2008, 2009 and February 28, 2010, respectively (each, a “Measurement Period”). If the Digitcom Shareholders earn a Contingent Purchase Price Payment in any period, BCI is obligated to make such payment to the Digitcom Shareholders within thirty days of the end of the applicable Measurement Period.

The transaction was recorded as a purchase of a business that included real estate, vehicles and equipment, and inventory. The allocation of the purchase price is a preliminary allocation to identifiable net assets acquired with the excess to goodwill, and was based on an outside appraisal. The company is considering a potential adjustment to the purchase price allocation based on a review of the value of the customer relationships and covenants not to compete acquired from Digitcom. The Company does not believe these amounts will be material.  The allocation of the purchase price was as follows:

Land and building	$402
Vehicles and equipment	357
Inventory	325
Customer relationships	544
Covenants not to compete	523
Goodwill	1,840
$3,991

Comtech Systems

On February 19, 2007, BCI acquired substantially all of the assets of Comtech Systems, Inc., a specialty communications services provider located in Dayton, New Jersey, for approximately $0.1 million cash plus a commitment to pay an additional $40 thousand so long as the principal of Comtech remains an employee of ours through August 20, 2007.

Radian Communication Services

On April 16, 2007, BCI entered into an Asset Purchase Agreement with Radian Communication Services, Inc., a Delaware corporation (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian.

The transaction was recorded as a purchase of a business that included accounts receivable, work in process, vehicles and equipment, and inventory. The purchase price, after post-closing adjustments, was $8.8 million, $3.9 million of which was paid in cash ($3.3 million to the seller and $0.6 million into an escrow account). We expect that approximately $0.2 million will be released to us from the escrow account at final settlement, pursuant to the terms of the Asset Purchase Agreement with Radian. An additional $2.0 million will be paid to the seller as receivables are collected. BCI also assumed, after post-closing adjustments, $3.2 million in accounts payable and accrued liabilities.

The allocation of the purchase price was as follows:

Accounts receivable	$6,504
Work in process	1,076
Vehicles and equipment	801
Goodwill	388
Other assets	59
Total assets acquired	8,828
Liabilities assumed	(3,173)
Total cash paid or to be paid	$5,655

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)
The following table summarizes the unaudited pro forma financial information for the years ended June 30, 2006 and 2007 assuming the Digitcom and Radian acquisitions had occurred on July 1, 2005. The Digitcom fiscal year end was December 31. The unaudited pro forma financial information uses data corresponding to Berliner’s reporting period. This unaudited pro forma financial information does not represent what would have occurred if the transactions had taken place on July 1, 2005 and does not reflect our future combined results of operations or financial position.

	For the Years Ended June 30,
	2007	2006
	(Unaudited)
Sales	$78,144	$66,282
Net income (loss)	(821)	(17,261)
Net income per share:
basic and diluted	(0.05)	(1.27)

14.	Recapitalization

In connection with the Acquisition (Note 1), we entered into a voting agreement (the “Voting Agreement”) with Old Berliner as a holder of a majority of our common stock, as sole holder of our newly issued Series E Preferred Stock, as sole holder of our Series D Preferred Stock and more than two-thirds holder of our Series B Preferred Stock. The Voting Agreement provided for, among other things, the approval of certain amendments to our Certificate of Incorporation and the Certificates of Designation for the Series B Preferred Stock and the Series D Preferred Stock (the “Recapitalization”).

As part of the Recapitalization, we recorded a deemed dividend of approximately $19.9 million on the conversion of the Series B and Series D Preferred Stock due to the reduction in the conversion price that appears on the accompanying Consolidated Statement of Operations in computing the net loss allocable to common shareholders in the six months ended December 31, 2005. The deemed dividend on the Series B and D Convertible Preferred Stock was recorded as the excess of the fair value of the consideration transferred to the preferred shareholders as of the date of the Voting Agreement over the carrying value of the preferred stock on our balance sheet prior to the conversion. This amount is deemed to represent a return to the preferred shareholders and therefore is treated in a manner similar to dividends paid to holders of preferred stock in the calculation of earnings per share.

15.	Employee Benefit Plan

Berliner maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the plans, employees may elect to defer a percentage of their salary, subject to defined limitations. Both entities retain the right to provide for a discretionary matching contribution in addition to discretionary contributions based upon participants’ salaries. We did not make any matching or discretionary contributions to our plans in the year ended June 30, 2006. We accrued for voluntary matching or discretionary contributions totaling $52 thousand for the year ended June 30, 2007.

16.	Concentration of Credit Risk

As of and for the year ended June 30, 2007, we derived 87% of our total revenues from our two largest customers, and those customers represented 77% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenues, and one of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2007, Sprint Nextel Corporation represented 80% and T-Mobile USA, Inc. represented 7%.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

As of and for the year ended June 30, 2006, we had four customers that collectively represented approximately 83% of our net revenues and 83% of our accounts receivable. Of those customers, all of them individually represented greater than 5% of net revenues, and three of them represented greater than 10% of net revenues for the period. During the year ended June 30, 2006, Sprint Nextel Corporation represented 43%, T-Mobile USA, Inc. represented 20%, General Dynamics Corporation represented 12% and Metro PCS Communications, Inc. represented 8% of net revenues.

17.	Related Party Transactions

We contract with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payments to RBI in an amount equal to $95 thousand and $97 thousand during the years ended June 30, 2007 and 2006, respectively. Our current Chief Executive Officer, a major beneficial owner of us, and a former senior executive officer of Old Berliner own RBI equally.

In addition, pursuant to the provisions of the Note Purchase Agreement described in Note 10, so long as the Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. We paid Sigma Capital Advisors a one-time fee of $0.1 million for business, finance and organizational strategy, advisory, consulting and other services related to our business for as long as the Note is outstanding, and issued warrants to them to purchase up to 175,000 shares of our common stock exercisable over a period of five years at an exercise price of $0.55 per share, which were valued at $55 thousand using the Black-Scholes option pricing model using the following assumptions:

		Black-Scholes Assumptions
			Expected	Risk-free
Warrants		Expected	Dividend	Interest	Expected
Issued	Value	Volatility	Yield	Rate	Life
150,000	42	62%	0%	4.70%	5 Years
25,000	13	72%	0%	4.76%	5 Years

We also paid Sigma $0.1 million for expenses associated with the Note through June 30, 2007. We also paid (or accrued to) Sigma $0.1 million in interest on the Note.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, an affiliate of Sigma and Thom Waye, and issued a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million and a warrant to purchase up to 750,000 shares of our common stock to Sigma Berliner, on substantially the same terms as the Note and Warrant issued to Sigma. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of the December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

18.	Stockholders’ Equity

Common and Preferred Stock

As of June 30, 2007, pursuant to the Amendment to our Amended and Restated Certificate of Incorporation dated February 8, 2007, we are authorized to issue 102,000,000 shares, consisting of (i) 100,000,000 shares of common stock, par value $0.00002 per share, and (ii) 2,000,000 shares of preferred stock, par value $0.00002 per share.

Stock Options

At June 30, 2007, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our Board of Directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the Plans is 15% of the total outstanding common stock as computed by the Company as fully diluted, provided that no more than 4 million options can be “incentive” stock options. The 2001 Plan provides for the grant of a maximum of 40,000 incentive stock options that expire no later than ten years after the date the stock option is granted.

The holders of Old Berliner’s plans forfeited all of their stock options 90 days after the Acquisition due to all of the employees becoming employees of us.

The following table represents stock options under our Plans as of June 30, 2007:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2005	17,924	$1,387.50	6,700	$1,747.52	18,704	$6,786.00
Options granted at fair value	-	-	530,300	0.41	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	(200)	1,387.50	(53,700)	19.26	-	-
Outstanding at June 30, 2006	17,724	$1,387.50	483,300	$22.53	18,704	$6,786.00
Exercisable at June 30, 2006	17,724	$1,387.50	212,175	$50.80	18,704	$6,786.00

Options granted at fair value	-	-	1,091,526	0.84	-	-
Options exercised	-	-	(75,500)	0.40	-	-
Options cancelled	(833)	1,387.50	(91,275)	78.77	-	-
Outstanding at June 30, 2007	16,891	$1,387.50	1,408,051	$3.26	18,704	$6,786.00
Exercisable at June 30, 2007	16,891	$1,387.50	501,426	$7.59	18,704	$6,786.00

The intrinsic value of options exercised, outstanding and exercisable as of and for the year ending June 30, 2007 were as follows:

Options exercised	$30,200
Options outstanding	$4,591,627
Options exercisable	$3,807,875

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

Stock-based compensation expense included in the consolidated statement of operations for the years ended June 30, 2007 and 2006 was approximately $0.3 million and $67 thousand, respectively. As of June 30, 2007, there was approximately $0.4 million of total unrecognized stock-based compensation cost related to options granted under our Plans that will be recognized over four years.

At June 30, 2007, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding were as follows:

			Options Outstanding and Exercisable
						Weighted
					Weighted	Average
					Average	Remaining
			Number		Exercise	Contractual
	Option Price Range		of Shares	Exercisable	Price	Life

2001 Plan		$1,387.50	16,891	16,891	$1,387.50	3.53 Years

1999 Plan	$0.30	$0.81	953,400	478,775	$0.48	8.90 Years
	$1.05	$1.46	450,651	18,651	$1.46	9.20 Years
		$7.05	167	167	$7.05	7.05 Years
		$8.01	250	250	$8.01	6.67 Years
		$16.50	2,416	2,416	$16.50	3.03 Years
		$3,000.00	1,167	1,167	$3,000.00	2.28 Years

Non-Plan		$3,600.00	637	637	$3,600.00	2.70 Years
		$6,900.00	18,067	18,067	$6,900.00	2.76 Years

During the year ended June 30, 2007, we issued 1,091,526 options to 36 individuals with vesting as follows:

		Weighted
	Number of	Average
Vesting Period	Shares	Fair Value
Immediate	238,026	$0.44
100% after 1 year	130,000	0.47
50% after 1 year, 25% per year thereafter	35,000	0.24
25% Immediate, 25% per year thereafter	250,000	0.36
25% per year after one year	438,500	0.84
	1,091,526	0.58

The value of this stock based on quoted market values at the time of grant was $0.9 million.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

The following table summarizes information about unvested stock option transactions:

	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted		Weighted
			Average	Average		Average
	Number	Number	Exercise	Fair	Number	Exercise
	of Shares	of Shares	Price	Value	of Shares	Price
Balance at June 30, 2005	-	-			-
Options granted at fair value	-	530,300	$0.41	$0.27	-
Options vested	-	(205,675)	0.40	0.27	-
Options cancelled	-	(53,500)	0.40	0.27	-
Outstanding at June 30, 2006	-	271,125	$0.41	0.27	-

Options granted at fair value	-	1,091,526	0.84	0.58	-
Options vested	-	(420,401)	0.56	0.38	-
Options cancelled	-	(35,625)	0.44	0.29	-
Outstanding at June 30, 2007	-	906,625	$0.86	0.59	-

Stock Warrants

At June 30, 2007, we had issued warrants to purchase up to 4,203,572 shares of our common stock. The following table summarizes those warrant grants:

	Number of	Grant	Strike
Issued to	Shares	Date	Price	Note
Punk, Ziegel & Company, L.P.	100,000	June 21, 2006	$1.00	A
Punk, Ziegel & Company, L.P.	214,286	December 29, 2006	0.70	A
Sigma Opportunity Fund, LLC	1,500,000	December 29, 2006	0.01	B
Sigma Capital Advisors, LLC	150,000	December 29, 2006	0.55	B
Pacific Asset Partners, LP	500,000	February 2, 2007	0.01	B
Operis Partners I, LLC	250,000	February 2, 2007	0.01	B
Sigma Berliner, LLC	750,000	February 15, 2007	0.01	B
Sigma Capital Advisors, LLC	25,000	February 15, 2007	0.55	A
Punk, Ziegel & Company, L.P.	214,286	February 15, 2007	0.70	B
Digital Communication Services, Inc.	500,000	February 28, 2007	0.73	C
	4,203,572

A - Part of advisory services fee. We recorded stock-based compensation expense of $0.2 million related to these warrants.
B - Warrants issued relating to the issuance of 7% Senior Subordinated Secured Convertible Notes. See Note 10.
C - Warrants issued related to the acquisition of Digitcom. See Note 13.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

19.	Unaudited Quarterly Results of Operations

The following tables present unaudited summary data relating to our results of operations for each quarter of the years ended June 30, 2007 and 2006:

	For the Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
Revenues	$7,805	$13,688	$15,394	$18,248	$55,135
Gross margin	2,088	5,030	4,172	6,570	17,860
Income (loss) from operations	(552)	1,684	1,134	501	2,767

Net Income (loss)	(562)	1,153	361	160	1,112
Net income (loss) per common share:
Basic	$(0.03)	$0.07	$0.02	$0.01	$0.07
Diluted	$(0.03)	$0.06	$0.02	$0.01	$0.06

	For the Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
Revenues	$8,657	$11,107	$8,547	$11,014	$39,325
Gross margin	2,440	2,519	2,064	4,100	11,123
Income (loss) from operations	335	215	(356)	1,241	1,435
Net Income (loss)	262	448	(365)	910	1,255
Net Income (loss) allocable to common shareholders	(19,674)	448	(365)	910	(18,681)
Net income (loss) per common share:
Basic and diluted	$(5.90)	$0.04	$(0.40)	$0.05	$(1.38)

The Company’s quarterly revenue is subject to seasonal fluctuations, since most of the services we perform are performed out of doors. The quarterly period ended March 30, 2007 was impacted by the additional $0.4 million sales tax accrual discussed in Note 7 and by interest charges incurred relating to the issuance of the 7% Senior Subordinated Secured Convertible Notes (the “Notes”) discussed in Note 10. The quarterly period ended June 30, 2007 was also impacted by interest charges incurred relating to the Notes, the finance fee recognized in regard to the change in the conversion rate on the abovementioned Notes and the reversal of the valuation allowance against our net deferred tax assets which is discussed in Note 8.

20.	Selected Segment Financial Data

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information established standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We do not assign assets to our segments.

We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

Infrastructure equipment construction and technical service (Infrastructure)s: This segment includes radio frequency and network design and engineering, radio transmission base station modification, in-building network design, engineering and construction, project management, specialty communication services, configured solutions as well as design, installation and construction of wireless telecommunications system towers.

Real estate site acquisition and zoning (Site): Generally we act as an intermediary between telecommunications companies and owners of real estate and other facilities. We identify appropriate properties, negotiate the transactions and handle the administrative details.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2007
($ amounts in thousands except share and per share amounts)

We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment operating income. Segment operating income is presented herein because our chief operating decision makers evaluate and measure each business unit’s performance based on its segment operating income.

	Years Ended June 30,
	2007			2006
	Infrastructure	Site	Total	Infrastructure	Site	Total
Revenues	$43,501	$11,634	$55,135	$35,506	$3,819	$39,325
Cost of revenues	29,674	7,601	37,275	25,538	2,664	28,202
Gross profit	13,827	4,033	17,860	9,968	1,155	11,123
Selling, general and administrative expenses	11,964	2,650	14,614	8,315	1,133	9,448
Depreciation and amortization	382	102	484	223	24	247
Loss on sale of fixed assets	(4)	(1)	(5)	(6)	(1)	(7)
Operating income (loss)	$1, 485	$1,282	$2,767	$1,436	$(1)	$1,435

21.	Subsequent Events

On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement with the Sigma Opportunity Fund, LLC, Pacific Asset Partners, LP, Operis Partners I, LLC and Sigma Berliner, LLC, (collectively the "Noteholders")  whereby the Noteholders agreed to waive the liquidated damages clause in their respective Note Purchase Agreements (collectively the "Notes")  in exchange for our agreement to lower the conversion price of the Notes from $1.10 to $1.00 per share. Pursuant to this Waiver and Amendment to Note Purchase Agreement, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares.

This resulted in our recognizing a financing fee of $0.7 million as a non-cash charge to other expense in our statement of operations. This amount is based on the estimated value of the reduction of the conversion price from $1.10 to $1.00 per share, which we estimated to be equal to the amount of the maximum exposure of our liquidated damages.