Form 10-Q
period 2007-09-30
BERLINER COMMUNICATIONS INC
filed 2007-11-14
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Larger accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On November 13, 2007, 17,081,786 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73	$2,483
Accounts receivable, net of allowance for doubtful accounts
of $291 at September 30, 2007 and $261 at June 30, 2007, respectively	29,114	22,911
Inventories	881	666
Deferred tax assets - current	508	336
Prepaid expenses and other current assets	802	771
	31,378	27,167
Property and equipment, net	2,643	2,569
Amortizable intangible assets, net	879	960
Goodwill	2,309	2,270
Deferred tax assets - long-term	1,020	950
Other assets	285	387
Total Assets	$38,514	$34,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,944	$7,399
Accrued liabilities	10,996	6,588
Accrued income taxes	140	326
Line of credit	3,689	5,537
Current portion of long-term debt	798	797
Current portion of capital lease obligations	60	52
	24,627	20,699
Long-term debt, net of current portion	5,869	5,765
Long-term capital lease obligations, net of current portion	195	199
Other long-term liabilities	720	694
Deferred tax liabilities - long-term	106	39
Total liabilities	31,517	27,396

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	-	-
Additional paid-in capital	15,706	15,655
Accumulated deficit	(8,709)	(8,748)
Total stockholders' equity	6,997	6,907
Total liabilities and stockholders' equity	$38,514	$34,303

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended September 30,
	2007	2006
Revenue	$23,142	$7,805
Costs of revenue	16,625	5,716
Gross margin	6,517	2,089
Selling, general and administrative expenses	5,456	2,581
Depreciation and amortization	228	57
Loss on sale of fixed assets	8	3
Income (loss) from operations	825	(552)

Other (income) expense
Interest expense	350	29
Amortization of deferred financing fees and
accretion of debt discount	373	-
Financing fees	36	-
Interest income	(9)	(5)
Income from equity investments	(6)	-
Other	-	(14)
Income (loss) before income taxes	81	(562)
Income tax expense	42	-
Net income (loss) allocable to common shareholders	$39	$(562)

Net income (loss) per share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average number of shares outstanding:
Basic	17,082	17,035
Diluted	20,951	17,035

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$39	$(562)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	326	57
Bad debt expense	30	20
Stock-based compensation	51	121
Loss on sale of fixed assets	8	3
Accretion of interest from warrants	275	-
Financing fees	26	-
Deferred taxes	(175)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,233)	3,116
Inventories	(177)	6
Prepaid expenses and other current assets	(130)	(87)
Other assets	102	72
Accounts payable	1,546	(1,343)
Accrued liabilities	4,413	(727)
Accrued income taxes	(186)	(119)
Net cash (used in) provided by operating activities	(85)	557

Cash flows from investing activities:
Purchases of property and equipment	(261)	(16)
Proceeds from the sale of property and equipment	12	-
Acquisition of Comtech	(39)	-
Net cash used in investing activities	(288)	(16)

Cash flows from financing activities:
Proceeds from line of credit	16,155	1,444
Repayment of line of credit	(18,003)	(1,921)
Repayment of long-term debt	(171)	(175)
Repayment of capital leases	(18)	(10)
Net cash used in financing activities	(2,037)	(662)

Net decrease in cash and cash equivalents	(2,410)	(121)
Cash and cash equivalents at beginning of period	2,483	534
Cash and cash equivalents at end of period	$73	$413

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,
	2007	2006
Supplemental cash flow information:
Interest paid	$160	$29
Income taxes paid	$311	$119
Non-cash investing and financing activities:
Assets purchased under capital leases	$22	$-

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)
(Unaudited)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2007	17,081,786	$-	$15,655	$(8,748)	$6,907

Stock-based compensation			51		51
Net income	-	-	-	39	39
Balance at September 30, 2007	17,081,786	$-	$15,706	$(8,709)	$6,997

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

1.	Business

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

The results of these acquired businesses have been incorporated into our consolidated financial statements since their respective dates of acquisition.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2007, and for the three months ended September 30, 2007, and 2006, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Revenue Recognition.

Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services is recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized under the completed contract method of accounting. Revenue associated with multiple elements reflect the relative fair value of the services included in the contract. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the estimated percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.

Unbilled receivables represent revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable, pursuant to contract terms.

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

The weighted number of common shares utilized in the earnings per share computation for the three months ended September 30, 2007, and 2006, was 17,081,786 and 17,034,857, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,
	2007	2006
Basic earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$39	$(562)
Denominator:
Weighted average common shares outstanding	17,082	17,035
Net income (loss) per share - basic	$0.00	$(0.03)

	Three months ended September 30,
	2007	2006
Diluted earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$39	$(562)

Denominator:
Weighted average common shares outstanding	17,082	17,035
Effect of dilutive securities:
Stock options	500	-
Warrants	3,369	-
Weighted average common shares outstanding
assuming dilution	20,951	17,035
	$0.00	$(0.03)

Common share equivalents consist of stock options and warrants using the treasury stock method and convertible notes payable using the “if converted” method. For the three months ended September 30, 2007, 448,651 stock options and 6,000,000 shares convertible upon conversion of our 7% notes were excluded from the computation of diluted net income per share because, in the case of the stock options, the exercise price of these were greater than the average market price of the Company’s common stock during the period and, in the case of the convertible notes, the incremental per share increase was greater than the basic earning per share, and therefore the effect is antidilutive.

Stock-based Compensation.

We elected to adopt Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (SFAS 123R) using a modified prospective application, whereby the provisions of the Statement applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. All of our previously issued options had fully vested prior to July 1, 2005.

Compensation expense must be recognized for any awards modified, repurchased or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.

We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASF Statement No. 109, (FIN 48), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 on July 1, 2007. On that date, we had no uncertain tax positions. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of July 1, 2007. We recognize interest, if any, as interest expense and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as consolidated income tax returns for several state jurisdictions, of which New Jersey is the most significant.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its consolidated financial statements upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS on its consolidated financial statements upon adoption.

4.	Accounts Receivable

Accounts receivable at September 30, 2007, and June 30, 2007, consist of the following:

	September 30,	June 30,
	2007	2007
Accounts receivable	$18,157	$17,727
Unbilled receivables	11,248	5,445
	29,405	23,172
Allowance for doubtful accounts	(291)	(261)
Total	$29,114	$22,911

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services.

For the three months ended September 30, 2007, we derived 86% of our total revenue from our two largest customers. Of those customers, both of them individually represented greater than 5% of net revenue, and one of them represented greater than 10% of net revenue for the period. In the three months ended September 30, 2006, five customers represented approximately 90% of our total revenue. Of those customers, three of them individually represented greater than 5% of net revenue, and two of them represented greater than 10% of net revenue for the period.

5.	Inventories

Inventories totaled approximately $0.9 million and $0.7 million as of September 30, 2007, and June 30, 2007, respectively, which consist mainly of parts and raw materials, and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

6.	Long-Lived Assets

Long-lived assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $81 thousand and $0 for the three months ended September 30, 2007 and 2006, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships and covenants not to compete have estimated useful lives of approximately 3.75 years.

7.	Accrued Liabilities

Accrued liabilities at September 30, 2007, and June 30, 2007, consist of the following:

	September 30,	June 30,
	2007	2007
Employee compensation	$1,686	$874
Construction costs	8,574	5,018
Other	736	696
	$10,996	$6,588

8.	Income Taxes

We recorded income tax expense of $42 thousand and $0 for the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007, the income tax expense was calculated as follows:

Federal Income Tax expense	$180
State Income Tax expense	37
Total current income tax provision	217

Change in deferred tax assets:
Federal	(146)
State	(29)
Total increase in deferred tax assets	(175)
Current income tax expense	$42

9.	Revolving Credit Facility

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (“Presidential”). On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). In addition, we pay .25% per month on the average daily balance. The prime rate was 8.25% at September 30, 2007.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at September 30, 2007 and June 30, 2007 was $3.7 million and $5.5 million, respectively. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008, and we can elect to renew on a month-to-month basis thereafter.

10.	Long-Term Debt

On December 29, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sigma Opportunity Fund, LLC (“Sigma”) for the issuance and sale of a 7% Senior Subordinated Secured Convertible Note due on December 29, 2008, in the original principal amount of $3.0 million (the “Sigma Note”) convertible at $1.10 per share (subject to adjustment) and a warrant to purchase up to 1.5 million shares of our common stock (with a fair value of $0.8 million) with a strike price of $0.01 (the “Sigma Warrant”).

On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) and issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million (the “Pacific Note”) and a warrant to purchase up to 500,000 shares of our common stock (the “Pacific Warrant”) (with a fair value of $0.4 million) to Pacific, and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $0.5 million (the “Operis Note”) and a warrant to purchase up to 250,000 shares of our common stock (the “Operis Warrant”) (with a fair value of $0.2 million) to Operis, all on substantially the same terms as the Sigma Note and Sigma Warrant.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC (“Sigma Berliner”) to issue a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase up to 750,000 shares of our common stock (the “Sigma Berliner Warrant”) (with a fair value of $0.6 million) to Sigma Berliner, also on substantially the same terms as the Sigma Note and Sigma Warrant.

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

We were unable to have the Registration Statement declared effective by the Securities and Exchange Commission prior to June 15, 2007. Therefore, pursuant to the Note Purchase Agreement, we became subject to liquidated damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we failed to meet the requirement. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement (the “Waiver”) with the noteholders to lower the conversion price of the Notes from $1.10 to $1.00 per share. The reduction in the conversion price resulted in finance charges of $0.7 million, which is reflected in our balance sheet as Other long-term liabilities. Pursuant to the Waiver, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares.

In connection with the Sigma Note, the Pacific Note, the Operis Note and the Sigma Berliner Note (collectively the “Notes”), we recorded debt discounts equal to the fair value of the warrants associated with such notes as follows:

	Loan
	Face	Warrants	Debt
	Amount	Issued	Discount
Sigma Note	$3,000	1,500,000	$753
Pacific Note	1,000	500,000	376
Operis Note	500	250,000	188
Sigma Berliner Note	1,500	750,000	564
	$6,000	3,000,000	$1,881

We reduced the carrying value of the Notes on the books accordingly with the corresponding entries to paid-in capital. We will accrete these amounts over the lives of the Notes, charging accretion of debt discount whereby the Notes’ balances will equal the face amounts at December 29, 2008. If we default on a Note, or a Note is otherwise accelerated, we will charge the balance remaining at that time to accretion of debt discount.

The Notes are each junior to our existing $8.0 million line of credit with Presidential. We will make periodic payments of interest throughout the lives of the Notes.

In connection with Waiver, the number of common shares issuable upon conversion changed as follows:

	Number of shares
Issued to	Original	Revised
Sigma Opportunity Fund, LLC	2,727,273	3,000,000
Pacific Asset Partners, LP	909,091	1,000,000
Operis Partners I, LLC	454,545	500,000
Sigma Berliner, LLC	1,363,636	1,500,000
	5,454,545	6,000,000

11.  Stock-Based Compensation

At September 30, 2007, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

The stock plan committee of our Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediately vesting to vesting annually over four years.

Stock-based compensation expense of approximately $51 thousand and $121 thousand was recorded during the three months ended September 30, 2007, and 2006, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of between 69% and 71% (derived from peer company implied estimated volatility); expected term of five years (based on our best estimate since we do not have any historical data); and risk-free interest rate between 4.26% and 4.97% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2007	16,891	$1,387.50	1,408,051	$3.26	18,704	$6,786.00
Options granted at fair value	-	-	58,000	0.62	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	(44,500)	0.40	-	-
Outstanding at September 30, 2007	16,891	$1,387.50	1,421,551	$3.24	18,704	$6,786.00
Exercisable at September 30, 2007	16,891	$1,387.50	637,926	$6.07	18,704	$6,786.00

Nonvested options activity:

	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted
			Average	Average
	Number	Number	Exercise	Fair	Number
	of Shares	of Shares	Price	Value	of Shares
Balance at June 30, 2007	-	906,625	$0.86	$0.59	-
Options granted at fair value	-	58,000	0.62	0.60	-
Options vested	-	(137,500)	0.51	0.43	-
Options cancelled	-	(43,500)	0.40	0.27	-
Outstanding at September 30, 2007	-	783,625	$0.93	$0.54	-

At September 30, 2007, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

		Options Outstanding and Exercisable
	Option Price Range	Number of Shares	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2001 Plan	$1,387.50	16,890	16,890	$1,387.50	3.28 Years
1999 Plan	$0.30 to $0.81	946,400	615,275	$0.49	8.66 Years
	$1.01 to $1.46	471,151	18,651	$1.46	8.95 Years
	$7.05	167	167	$7.05	6.80 Years
	$8.01	250	250	$8.01	6.42 Years
	$16.50	2,417	2,417	$16.50	2.78 Years
	$3,000.00	1,167	1,167	$3,000.00	2.02 Years
Non-Plan	$3,600.00	636	636	$3,600.00	2.44 Years
	$6,900.00	18,067	18,067	$6,900.00	2.51 Years

12. Concentration of Credit Risk

As of and for the three months ended September 30, 2007, we derived 86% of our total revenue from our two largest customers, and those customers represented 77% of our accounts receivable. Both of our two largest customers individually represented greater than 5% of net revenue, and one of them represented greater than 10% of net revenue for the period.

As of and for the three months ended September 30, 2006, we derived 90% of our total revenue from our five largest customers. Of those customers, three of them individually represented greater than 5% of net revenue, and two of them represented greater than 10% of net revenue for the period.

13. Related Party Transactions

We contracted with RBI Real Estate, LLC (“RBI”) for the lease of certain vehicles used in our operations. This contract resulted in payments in the three months ended September 30, 2007, and 2006, to RBI in an amount equal to $43 thousand and $24 thousand, respectively. Our current chief executive officer, a major beneficial owner of us, and a former senior executive officer of Old Berliner own RBI equally. These contracts terminated during the quarter and we do not expect to make any additional payments to RBI.

Pursuant to the provisions of the Note Purchase Agreement, so long as the Sigma Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. During the three months ended September 30, 2007, we paid (or accrued to) Sigma $53 thousand in interest on the Sigma Note.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, an affiliate of Sigma and Thom Waye, and issued the Sigma Berliner Note and the Sigma Berliner Warrant, on substantially the same terms as the Sigma Note and the Sigma Warrant. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of the December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner. During the three months ended September 30, 2007, we paid (or accrued to) Sigma $26 thousand in interest on the Sigma Berliner Note.

14. Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

15. Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) real estate acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income (loss), as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and gain (loss) on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. Selected segment financial information for the three months ended September 30, 2007, and 2006, is presented below:

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
Revenue:
Infrastructure construction and technical services	$18,485	$5,388	$13,097
Real estate acquisition and zoning	4,657	2,417	2,240
Total	$23,142	$7,805	$15,337

Operating Income:
Infrastructure construction and technical services	$965	$(837)	$1,802
Real estate acquisition and zoning	(140)	285	(425)
Total	$825	$(552)	$1,377

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Quarterly Report should only be read in context described under “Forward-Looking Statements” and “Risk Factors” below.

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

The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:

•	our financial condition and strategic direction;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential generation of future revenue;

•	our ability to adequately staff our service offerings;

•	opportunities for our wholly owned subsidiary, BCI Communications, Inc. (“BCI”) from new and emerging wireless technologies;

•	our ability to obtain additional financing;

•	our growth strategy for BCI;

•	trends in the wireless telecommunications industry;

•	key drivers of change in BCI’s business;

•	our competitive position; and

•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks associated with the integration of recent business acquisitions;

•	risks related to a concentration in revenue from a small number of customers;

•	risks associated with competition in the wireless telecommunications industry;

•	risks that we will not be able to generate positive cash flow;

•	risks that we may not be able to obtain additional financing;

•	risks that BCI will not be able to take advantage of new and emerging wireless technologies; and

•	risks that BCI will be unable to adequately staff its service offerings.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended September 30, 2007, and 2006, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two business segments: providing (1) infrastructure equipment construction and technical services and (2) real estate acquisition and zoning services to wireless communications carriers.

	Three months ended
	September 30,
	2007	2006
Statement of Operations Data:
Revenue	$23,142	$7,805
Gross margin	6,517	2,089
Operating income (loss)	825	(552)
Net income (loss) allocable to common shareholders	39	(562)

Net income (loss) allocable to common shareholders per share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

	September 30,	June 30,
	2007	2007
Balance Sheet Data:
Current assets	$31,378	$27,167
Total assets	38,514	34,303
Current liabilities	24,627	20,699
Long-term debt, net of debt discount and current portion	5,869	5,765
Stockholder's equity	6,997	6,907

Three months ended September 30, 2007, Compared to Three months ended September 30, 2006

Revenue

	Three Months Ended September 30,
	2007	2006	Increase
Infrastructure construction and technical services	$18,485	$5,388	$13,097
Real estate acquisition and zoning services	4,657	2,417	2,240
Total	$23,142	$7,805	$15,337

We had revenue of $23.1 million for the three months ended September 30, 2007, versus $7.8 million for the three months ended September 30, 2006. This represents an increase of $15.3 million, or 197%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers. In addition, approximately $3.8 million of this increase is attributable to the acquisitions of Digital Communication Services, Inc. (“Digitcom”) and Radian Communication Services, Inc. (“Radian”) that we closed in the third and fourth quarters of the fiscal year ended June 30, 2007.

Revenue from infrastructure construction and technical services increased $13.1 million, or 243% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and accounted for approximately 80% and 69% of total revenue for those periods, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $3.0 million, or 23% of the increase. The balance of the increase is primarily due to significant new awards of business from our largest customers.

Revenue from real estate acquisition and zoning segment increased $2.2 million, or 93% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, and accounted for approximately 20% and 31% of total revenue for those periods, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $0.8 million, or 35% of the increase. Most of the remaining increase resulted from increased activity with our largest customers.

We recognize revenue from infrastructure construction and network services contracts on the percentage of completion method of accounting and real estate site acquisition and zoning services on the completed contract method.

Costs of Revenue

	Three Months Ended September 30,
	2007	2006	Increase
Infrastructure construction and technical services	$12,836	$4,290	$8,546
Real estate acquisition and zoning services	3,789	1,426	2,363
Total	$16,625	$5,716	$10,909

Our cost of revenue was $16.7 million and $5.7 million for the three months ended September 30, 2007 and 2006, respectively. This represents an increase of $10.9 million, or 191%, during a period when sales increased 197%. These amounts represent 72% and 73% of total revenue for the three months ended September 30, 2007 and 2006, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $3.0 million, or 28% of the increase.

The cost of revenue for our infrastructure construction and technical services segment increased $8.5 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This represents an increase of approximately 199% during a period when sales for this segment increased 243%. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $2.5 million of the total cost of revenue for this segment during the three months ended September 30, 2007.

The cost of revenue for our real estate acquisition and zoning segment increased $2.4 million for the three months ended September 30, 2007. This represents an increase of approximately 166% during a period when sales for this segment increased 93%. The primary reason for the increase being greater than the revenue increase was an increase in the use of subcontractors to supplement our existing workforce during the period in order to satisfy our customers requirements. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $0.5 million of the total cost of revenue for this segment during the three months ended September 30, 2007.

Gross Margin

Our gross margin for the three months ended September 30, 2007, was $6.5 million as compared to $2.1 million for the three months ended September 30, 2006. Our gross margin as a percentage of revenue was approximately 28% for the three months ended September 30, 2007, as compared to 27% for the three months ended September 30, 2006.

The gross margin for our infrastructure construction and technical services segment was $5.6 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.

The gross margin for our site acquisition and zoning services segment was $0.9 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 was $5.5 million as compared to $2.6 million for the three months ended September 30, 2006. This represents an increase of approximately $2.9 million, or 111% during a period when revenue increased 197%. $1.2 million of this increase represents additional expenses relating to the operations of the markets we acquired in the third and fourth quarters of fiscal 2007. $0.9 million represents additional expenses relating to payroll in existing markets relating to increased staffing levels necessary to facilitate the increased sales and expected continued growth of our existing operations. Additionally, we recognized increased spending of approximately $0.2 million in insurance premiums and $0.2 million in rent.

Depreciation and Amortization

Depreciation recorded on fixed assets during the three months ended September 30, 2007, totaled approximately $0.1 million as compared to approximately $57 thousand for the three months ended September 30, 2006. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian. Amortization of intangible assets acquired as the result of the abovementioned acquisitions resulted in amortization expense of approximately $81 thousand.

Interest Expense

We recognized $0.4 million in interest expense during the three months ended September 30, 2007 as compared to $29 thousand during the three months ended September 30, 2006. This increase was primarily caused by additional debt incurred related to our financing transactions with Sigma Opportunity Fund, LLC (“Sigma”) and the other participating noteholders, our issuance of a promissory note as part of the purchase price for our acquisition of Digitcom, and our expanded line of credit with Presidential Financial Corporation of Delaware (“Presidential”).

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $0.4 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the three months ended September 30, 2007. There were no similar charges during the three months ended September 30, 2006.

Income Taxes

We recorded income tax expense of $42 thousand and $0 for the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007, the income tax expense was calculated as follows:

Federal Income Tax expense	$180
State Income Tax expense	37
Total current income tax provision	217

Change in deferred tax assets:
Federal	(146)
State	(29)
Total increase in deferred tax assets	(175)
Current income tax expense	$42

At June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.5 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year due to limitations as a result of the Acquisition.

Liquidity and Capital Resources

At September 30, 2007, we had consolidated current assets of approximately $31.4 million, including cash and cash equivalents of approximately $73 thousand and net working capital of approximately $6.7 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common stock and borrowings under loan arrangements. The principal use of cash during the three months ended September 30, 2007 was to repay part of our line of credit with Presidential and to fund the increase in accounts receivable, including a significant increase in unbilled accounts receivable, which increased approximately $6.2 million due to increased revenue during the three months ended September 30, 2007 and late payments made by one of our largest customers relating to problems with their accounts payable software system. Subsequent to September 30, 2007, significant improvements in processing our payments have been made and our customer has corrected many of the problems with their system.

It should be noted that at December 31, 2007, $5.2 million of our long-term debt will be reclassified from long-term debt to current.

In September 2003, we entered into a revolving credit facility with Presidential. On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). As of September 30, 2007, the prime rate was 8.25%. In addition, we pay .25% per month on the average daily balance.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at September 30, 2007 was $3.7 million. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008, and we can elect to renew on a month-to-month basis thereafter.

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

On February 2, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Pacific Asset Partners, LLC (“Pacific”) and Operis Partners I, LLC (“Operis”) and issued a second 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.0 million (the “Pacific Note”) and a warrant to purchase up to 500,000 shares of our common stock to Pacific (the “Pacific Warrant”) and a third 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 to Operis (the “Operis Note”) in the original principal amount of $0.5 million and a warrant to purchase up to 250,000 shares of our common stock (the “Operis Warrant”) respectively, all on substantially the same terms as the Sigma Note and Sigma Warrant.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC (“Sigma Berliner”) to issue a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase up to 750,000 shares of our common stock to Sigma Berliner (the “Sigma Berliner Warrant”), also on substantially the same terms as the Sigma Note and Sigma Warrant.

The Sigma Note, the Pacific Note, the Operis Note and the Sigma Berliner Note (the “Notes”) are each junior to our existing $8.0 million line of credit with Presidential. We will make periodic payments of interest throughout the life of the Notes. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement (the “Waiver”) with Sigma, Pacific, Operis and Sigma Berliner (the “Noteholders”) to lower the conversion price of the Notes from $1.10 to $1.00 per share.

On February 28, 2007, in connection with the Asset Purchase Agreement with Digitcom, J&J Leasing Partnership and the shareholders of Digitcom for the purchase certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership. The balance outstanding at September 30, 2007 was $1.5 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with Presidential, borrowings under the Notes and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we do not continue to generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow.

As of September 30, 2007, our backlog was approximately $50.1 million as compared to $30.9 million as of June 30, 2007, and we currently anticipate completing those backlog orders by March 31, 2008.

The net cash provided by (used in) operating, investing and financing activities for the three months ended September 30, 2007, and 2006, is summarized below:

	Three months ended
	September 30,
	2007	2006
Net cash (used in) provided by operating activities	$(85)	$557
Net cash (used in) investing activities	(288)	(16)
Net cash (used in) financing activities	(2,037)	(662)

Cash (used in) provided by operating activities.

Net cash used in operating activities in the three months ended September 30, 2007 was approximately $85 thousand and net cash provided by operating activities in the three months ended September 30, 2006 was approximately $0.6 million. During the three months ended September 30, 2007, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $0.6 million, which represents an increase of $0.9 million from the three months ended September 30, 2006. This increase was primarily caused by net income of $39 thousand as compared to a loss of $0.6 million, and increases in non-cash charges of $0.2 million in depreciation and amortization, $98 thousand in amortization of deferred financing fees and $0.3 million in accretion of interest expense resulting from the issuance of warrants. We also realized an increase in accounts receivable of approximately $6.2 million due to increased revenue during the three months ended September 30, 2007 and late payments made by one of our customers relating to problems with the customer’s electronic accounts payable systems, and an increase in inventories of approximately $0.2 million due to anticipated increased usage. These were partly offset by a decrease in accounts payable of approximately $1.5 million and a decrease in accrued liabilities of approximately $4.4 million. In the three months ended September 30, 2006, cash provided by operating activities primarily resulted from an operating loss, net of non-cash charges, of approximately $0.4 million, a decrease in accounts receivable of approximately $3.1 million, a decrease in accounts payable of approximately $1.3 million and a decrease in accrued liabilities of approximately $0.7 million.

Cash used in investing activities

Net cash used in investing activities was approximately $0.3 million and $16 thousand in three months ended September 30, 2007 and 2006, respectively, and was primarily used for the purchase of fixed assets.

Cash used in financing activities

Net cash used in financing activities was approximately $2.0 million in the three months ended September 30, 2007 and $0.7 million in the three months ended September 30, 2006. During the three months ended September 30, 2007, net cash used in financing activities consisted of net repayments against our line of credit with Presidential of $1.8 million and repayment of long-term debt related to the Digitcom acquisition of $0.2 million. During the three months ended September 30, 2006, net cash used in financing activities consisted of payments against our credit facility net of borrowings of approximately $0.5 million and reductions of other debt obligations of approximately $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rates and other risks. We have borrowings under our line of credit of approximately $3.7 million. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 as well as those of BCI. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

We are subject to a variety of risks in addition to the matters set forth under "Forward Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented above. The company has identified a number of risk factors in its Annual Report on Form 10-K for the year ended June 30, 2007 (the “Annual Report”) that could materially affect our business, financial condition or future results. The information presented below updates certain risks factors and should be read in conjunction with the risk factors and information disclosed in the Annual Report. The risk factors in our Annual Report and those presented below should be considered carefully in evaluating our risk profile.

Although we have had net income in prior periods, we have experienced losses in the past and we may never achieve sustained profitability.

Although we had net income during the quarter ended September 30, 2007, and the years ended June 30, 2007 and 2006, we may not be profitable in future periods, either on a short or long-term basis. Prior to the year ended June 30, 2006, Old Berliner had historically incurred net losses. Old Berliner incurred a net loss of approximately $1.2 million for the six months ended June 30, 2005 and $836 thousand for the year ended December 31, 2004. We can provide no assurances that losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the quarter ended September 30, 2007, we derived 86% of our total revenue from our two largest customers, and those customers represented 77% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenue, and one of them represented greater than 10% of net revenue for the period. During the quarter ended September 30, 2007, Sprint Nextel Corporation represented 79% of our revenue for the quarter and Metro PCS, Inc. represented 8%.

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

BERLINER COMMUNICATIONS, INC.

Date: November 14, 2007	By:	/s/ Richard B. Berliner
Richard B. Berliner
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Albert E. Gencarella
Albert E. Gencarella
Chief Financial Officer (Principal Financial Officer)