Form 10-Q
period 2007-12-31
BERLINER COMMUNICATIONS INC
filed 2008-02-14
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

On February 13, 2008, 17,081,786 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX
		PAGE NO.
PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2007 (Unaudited),
	and June 30, 2007	3

	Consolidated Statements of Operations for the three and six months ending
	December 31, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ending
	December 31, 2007 and 2006 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Securities Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,909	$2,483
Accounts receivable, net of allowance for doubtful accounts
of $261 at June 30, 2007 and $291 at December 31, 2007, respectively	49,706	22,911
Inventories	1,005	666
Deferred tax assets - current	811	336
Prepaid expenses and other current assets	686	771
	54,117	27,167
Property and equipment, net	2,972	2,569
Amortizable intangible assets, net	798	960
Goodwill	2,309	2,270
Deferred tax assets - long-term	1,181	950
Other assets	199	387
Total Assets	$61,576	$34,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,714	$7,399
Accrued liabilities	18,355	6,588
Accrued income taxes	4,332	326
Line of credit	2,653	5,537
Current portion of long-term debt	5,954	797
Current portion of capital lease obligations	120	52
	47,128	20,699
Long-term debt, net of current portion	797	5,765
Long-term capital lease obligations, net of current portion	360	199
Other long-term liabilities	720	694
Deferred tax liabilities - long-term	100	39
Total liabilities	49,105	27,396

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	-	-
Additional paid-in capital	15,734	15,655
Accumulated deficit	(3,263)	(8,748)
Total stockholders' equity	12,471	6,907
Total liabilities and stockholders' equity	$61,576	$34,303

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenue	$52,133	$13,688	$75,275	$21,493
Costs of revenue	34,423	8,658	51,048	14,374
Gross margin	17,710	5,030	24,227	7,119
Selling, general and administrative expenses	7,618	3,284	13,074	5,864
Depreciation and amortization	284	62	512	119
Loss on sale of fixed assets	-	-	8	3
Income from operations	9,808	1,684	10,633	1,133

Other (income) expense
Interest expense	339	26	689	55
Amortization of deferred financing fees and
accretion of debt discount	348	-	721	-
Financing fees	-	-	36	-
Interest income	(17)	(4)	(26)	(8)
Other	-	-	(6)	(14)
Income before income taxes	9,138	1,662	9,219	1,100
Income tax expense	3,692	509	3,734	509
Net income allocable to common shareholders	$5,446	$1,153	$5,485	$591

Net income per share:
Basic	$0.32	$0.07	$0.32	$0.03
Diluted	$0.21	$0.06	$0.22	$0.03

Weighted average number of shares outstanding:
Basic	17,082	17,035	17,082	17,035
Diluted	27,005	18,576	26,979	17,273

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,485	$591
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	512	119
Amortization of deferred financing fees	191	-
Bad debt expense	30	55
Stock-based compensation	79	166
Gain on sale of fixed assets	8	3
Accretion of debt discount	530	3
Financing fees	26	-
Deferred tax assets, net	(644)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,825)	(548)
Inventories	(301)	(44)
Prepaid expenses and other current assets	(106)	127
Other assets	188	143
Accounts payable	8,314	(601)
Accrued liabilities	11,838	1,259
Accrued income taxes	4,006	314
Net cash provided by operating activities	3,331	1,587

Cash flows from investing activities:
Purchases of property and equipment	(623)	(50)
Proceeds from the sale of property and equipment	12	-
Acquisition of Comtech	(39)	-
Net cash used in investing activities	(650)	(50)

Cash flows from financing activities:
Proceeds from line of credit	47,657	3,340
Proceeds from long-term debt	-	3,000
Repayment of line of credit	(50,541)	(3,949)
Repayment of long-term debt	(342)	(269)
Repayment of capital leases	(29)	(18)
Debt issuance costs	-	(529)
Net cash (used in) provided by financing activities	(3,255)	1,575

Net (decrease) increase in cash and cash equivalents	(574)	3,112
Cash and cash equivalents at beginning of period	2,483	534
Cash and cash equivalents at end of period	$1,909	$3,646

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATES STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended December 31,
	2007	2006
Supplemental cash flow information:
Interest paid	$422	$55
Income taxes paid	$371	$195
Non-cash investing and financing activities:
Assets purchased under capital leases	$258	$20
Fair value of warrants issued with debt	$-	$849

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)
(Unaudited)

	Common Stock 100,000,000 shares authorized $0.00002 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2007	17,081,786	$-	$15,655	$(8,748)	$6,907

Stock-based compensation			79		79
Net income				5,485	5,485
Balance at December 31, 2007	17,081,786	$-	$15,734	$(3,263)	$12,471

The accompanying notes are an integral part of these financial statements.

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

On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc. On February 28, 2007, we entered into an Asset Purchase Agreement (the “Digitcom Asset Purchase Agreement”) with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded our presence in Texas and the Southeast markets. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian (the “Wireless Operations of Radian”). This acquisition has expanded our presence in the Los Angeles, California, Las Vegas, Nevada, Seattle, Washington, Salem, Oregon and Tempe, Arizona markets.

The results of these acquired businesses have been incorporated into our consolidated financial statements since their respective dates of acquisition.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2007, and for the three months ended December 31, 2007, and 2006, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Revenue Recognition.

Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services is recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized under the percentage-of-completion method of accounting. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the estimated percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses on infrastructure equipment construction and installation contracts are recognized when such losses become known.

Unbilled receivables represent revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable, pursuant to contract terms. Deferred revenues principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.

Risks and Uncertainties.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We believe our customers have the financial strength to pay these receivables and we do not require collateral or other security to support our customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectibility of all of our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligation. Accounts receivable are written off when they are considered uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income (Loss) Per Share.

We calculate earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“EPS”) (“SFAS 128”). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

The weighted number of common shares utilized in the earnings per share computation for the three months ended December 31, 2007 and 2006 was 17,081,786 and 17,035,140, respectively. The weighted average number of common shares utilized in the earnings per share computation for the six months ended December 31, 2007 and 2006 was 17,081,786 and 17,034,998, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Basic earnings per share:
Numerator:
Net income allocable to common shareholders	$5,446	$1,153	$5,485	$591

Denominator:
Weighted average common shares outstanding	17,082	17,035	17,082	17,035

Net income per share - basic	$0.32	$0.07	$0.32	$0.03

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Diluted earnings per share:
Numerator:
Net income allocable to common shareholders	$5,446	$1,153	$5,485	$591
Plus: Interest expense on convertible debt
net of income taxes	288	-	574	-
Net income allocable to common shareholders	5,734	1,153	6,059	591

Denominator:
Weighted average common shares outstanding	17,082	17,035	17,082	17,035
Effect of dilutive securities:
Stock options	517	1,501	508	218
Warrants	3,406	41	3,389	20
Convertible debt	6,000	-	6,000	-
Weighted average common shares outstanding
assuming dilution	27,005	18,576	26,979	17,273

Net income per share - diluted	$0.21	$0.06	$0.22	$0.03

Common share equivalents consist of stock options and warrants (for which we used the treasury stock method) and convertible notes payable (for which we used the “if converted” method). For the three months ended December 31, 2007 and 2006, 483,190 and 22,026 stock options, respectively, and 0 and 3,000,000 shares convertible upon conversion of our 7% Senior Subordinated Secured Convertible Notes (the “ 7% Notes”), respectively, were excluded from the computation of diluted net income per share because, in the case of the stock options, the exercise price of these were greater than the average market price of the Company’s common stock during the period, and, in the case of the 7% Notes, the incremental per share increase was greater than the basic earnings per share, and therefore the effect is antidilutive.

For the six months ended December 31, 2007 and 2006, 655,920 and 22,026 stock options, respectively, and 0 and 3,000,000 shares convertible upon conversion of our 7% Notes, respectively, were excluded from the computation of diluted net income per share because, in the case of the stock options, the exercise price of these were greater than the average market price of the Company’s common stock during the period, and, in the case of the 7% Notes, the incremental per share increase was greater than the basic earnings per share, and therefore the effect is antidilutive.

Stock-based Compensation.

We elected to adopt Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using a modified prospective application, whereby the provisions of the SFAS 123R applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. All of our previously issued options had fully vested prior to July 1, 2005.

Compensation expense must be recognized for any awards modified, repurchased or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.

We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.

Recently Issued Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASF Statement No. 109, (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 on July 1, 2007. On that date, we had no uncertain tax positions. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as consolidated income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently do not have any income tax returns which are under audit. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2004 and thereafter.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its consolidated financial statements upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements upon adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our consolidated balance sheets. Income and comprehensive income attributed to noncontrolling interests will be included in our consolidated statements of operations and our consolidated statements of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which must be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements upon adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (“SFAS 141R”). This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. The statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of this statement is not permitted.

4. Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 31, 2007, and June 30, 2007, consist of the following:

	December 31, 2007	June 30, 2007
Accounts receivable	$32,718	$17,727
Unbilled receivables	17,279	5,445
	49,997	23,172
Allowance for doubtful accounts	(291)	(261)
Total	$49,706	$22,911

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables include deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables were $1.1 million and $1.0 million at December 31, 2007 and June 30, 2007, respectively.

For the three months ended December 31, 2007, we derived 91% of our total revenue from our two largest customers, and these customers represented 88% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenue, and one of them represented greater than 10% of net revenue for the period. For the three months ended December 31, 2006, we derived 96% of our total revenues from our three largest customers. Of those customers, two of them individually represented greater than 5% and 10% of net revenues for the period.

For the six months ended December 31, 2007, we derived 91% of our total revenues from two of our largest customers, and these customers represented 88% of our accounts receivable. Of those customers, one represented greater than 5% of net revenues and one represented greater than 10% of net revenues for the period. For the six months ended December 31, 2006, we derived 93% of our total revenues from our five largest customers. Of those customers, two of them individually represented greater than 5% of net revenues, and two of them represented greater than 10% of net revenues for the period.

5. Inventories

Inventories totaled approximately $1.0 million and $0.7 million as of December 31, 2007, and June 30, 2007, respectively. Inventory consists mainly of parts and raw materials, and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

6. Long-Lived Assets

Long-lived assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million and $0 for the three months ended December 31, 2007 and 2006, respectively, and $0.2 million and $0 for the six months ended December 31, 2007 and 2006, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships and covenants not to compete have estimated useful lives of approximately 3.75 years.

7. Accrued Liabilities

Accrued liabilities at December 31, 2007, and June 30, 2007, consist of the following:

	December 31,	June 30,
	2007	2007
Employee compensation	$2,239	$874
Construction costs	14,749	5,018
Other	1,367	696
	$18,355	$6,588

Included in other accrued liabilities is a potential liability for state sales tax. In January 2007, we received an informal notice of assessment in the amount of $1.8 million from a state department of revenue, including unpaid taxes, penalties and interest for the years 1998 to 2004. We had previously recorded $0.6 million in the year ended June 30, 2007 related to these potential taxes. We have continued to review their findings and believe that certain items that they deemed subject to tax were exempt. Accordingly, we increased our estimated reserve in the quarter ended December 31, 2007 to $0.7 million based on our revised best estimate of the potential liability.

8. Income Taxes

We recorded income tax expense of $3.7 million and $0.5 million for the three months ended December 31, 2007 and 2006, respectively. We recorded income tax expense of $3.7 million and $0.5 million for the six months ended December 31, 2007 and 2006, respectively. For the three and six months ended December 31, 2007 and 2006, the income tax expense was calculated as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Federal Income Tax expense	$3,206	$430	$3,386	$430
State Income Tax expense	954	79	991	79
Total current income tax provision	4,160	509	4,377	509

Change in deferred tax assets:
Federal	(359)	-	(505)	-
State	(109)	-	(138)	-
Total increase in deferred tax assets	(468)	-	(643)	-
Current income tax expense	$3,692	$509	$3,734	$509

9. Revolving Credit Facility

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (“Presidential”). On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). In addition, we pay .25% per month on the average daily balance. The prime rate was 7.25% at December 31, 2007.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at December 31, 2007 and June 30, 2007 was $2.7 million and $5.5 million, respectively. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008.  We have agreed with Presidential to extend the credit facility on a month-to-month basis thereafter on the same terms and conditions as the current facility, except that our monthly service fee will increase from .25% to .50% of the average daily loan balance for each month.

10. Convertible Notes

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

Pursuant to the Note Purchase Agreement, we agreed to register the shares of common stock issuable upon conversion of the Note and upon exercise of the aforementioned warrants for resale under the Securities Act. We agreed to file with the SEC a Registration Statement with respect to the Registrable Shares, which was filed with the SEC on March 19, 2007, and to cause the Registration Statement to become effective on or before June 15, 2007.

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

As of December 29, 2007, all amounts outstanding pursuant to the Notes became current liabilities, since the Notes are all payable on December 29, 2008. Therefore, as of December 31, 2007, we had no long-term debt other than those outstanding pursuant to capital leases and a loan related to our acquisition of Digitcom.

11.  Stock-Based Compensation

At December 31, 2007, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

Our Board of Directors, in the case of executive officer and director grants, and the stock plan committee of our Board of Directors, in the case of other grants, is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The options are exercisable for a period not to exceed ten years from the date of the grant, unless otherwise approved by the committee. Vesting periods range from immediately vesting to vesting annually over four years.

Stock-based compensation expense of approximately $28 thousand and $46 thousand was recorded during the three months ended December 31, 2007, and 2006, respectively, and $79 thousand and $167 thousand was recorded during the six months ended December 31, 2007 and 2006, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of between 68% and 71% (derived from peer company implied estimated volatility); expected term of five years (based on our best estimate since we do not have any historical data); and risk-free interest rate between 3.39% and 4.97% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2007	16,891	$1,387.50	1,408,051	$3.26	18,704	$6,786.00
Options granted at fair value	-	-	330,730	1.05	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	-	1,387.50	(196,861)	0.56	-	-
Outstanding at December 31, 2007	16,891	$1,387.50	1,541,920	$3.13	18,704	$6,786.00
Exercisable at December 31, 2007	16,891	$1,387.50	762,565	$5.16	18,704	$6,786.00

Nonvested options activity:

	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted		Weighted
			Average	Average		Average
	Number of Shares	Number of Shares	Exercise Price	Fair Value	Number of Shares	Exercise Price
Balance at June 30, 2007	-	906,625	$0.86	$0.59	-
Options granted at fair value	-	330,730	1.05	0.67	-
Options vested	-	(279,000)	0.53	0.42	-
Options cancelled	-	(179,000)	0.54	0.35	-
Outstanding at December 31, 2007	-	779,355	$1.14	$0.74	-

At December 31, 2007, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

	Options Outstanding and Exercisable
	Option Price Range		Number of Shares	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2001 Plan		$1,387.50	16,891	16,891	$1,387.50	3.03 Years
1999 Plan	$0.30 to	$0.81	809,500	747,375	$0.51	8.50 Years
	$1.01 to	$1.46	728,420	11,190	$1.46	8.70 Years
		$7.05	167	167	$7.05	6.55 Years
		$8.01	250	250	$8.01	6.16 Years
		$16.50	2,417	2,417	$16.50	2.53 Years
		$3,000.00	1,167	1,167	$3,000.00	1.77 Years
Non-Plan		$3,600.00	636	636	$3,600.00	2.19 Years
		$6,900.00	18,068	18,068	$6,900.00	2.26 Years

12. Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement, so long as the Sigma Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. During the three and six months ended December 31, 2007, we paid (or accrued to) Sigma $53 thousand and $0.1 million, respectively, in interest on the Sigma Note. During the three and six months ended December 31, 2007, we paid Mr. Waye $12 thousand and $13 thousand, respectively, for his service as a director pursuant to our standard non-employee director compensation program. No payments were made during the three and six months ended December 31, 2006.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, an affiliate of Sigma and Thom Waye, and issued the Sigma Berliner Note and the Sigma Berliner Warrant, on substantially the same terms as the Sigma Note and the Sigma Warrant. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of the December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner. During the three and six months ended December 31, 2007, we paid (or accrued to) Sigma $26 thousand and $52 thousand, respectively, in interest on the Sigma Berliner Note.

13. Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

14. Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and gain (loss) on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. Selected segment financial information for the three and six months ended December 31, 2007, and 2006, is presented below:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Infrastructure construction and technical services	$44,433	$11,339	$62,918	$16,727
Site acquisition and zoning	7,700	2,349	12,357	4,766
Total	$52,133	$13,688	$75,275	$21,493

Operating income:
Infrastructure construction and technical services	$8,417	$1,095	$9,382	$259
Site acquisition and zoning	1,391	589	1,251	874
Total	$9,808	$1,684	$10,633	$1,133

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations. Therefore, this Quarterly Report should only be read in context described under ‛Forward-Looking Statements” and ‛Risk Factors” below.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors and stockholders can better understand a company’s future prospects and make investment decisions. “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. We have attempted, wherever possible, to identify such statements by using words such as  “anticipates,” “ estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussions of future operating or financial performance.

The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2007 (the “ Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

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

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks related to a concentration in revenue from a small number of customers;

•	risks associated with the integration of business acquisitions;

•	risks associated with competition in the wireless telecommunications industry;

•	risks that we will not be able to generate positive cash flow;

•	risks that we may not be able to obtain additional financing;

•	risks that we will not be able to take advantage of new and emerging wireless technologies; and

•	risks that we will be unable to adequately staff its service offerings.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and six months ended December 31, 2007, and 2006, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) infrastructure construction and technical services , and (2) site acquisition and zoning to wireless communications carriers.

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Statement of Operations Data:
Revenue	$52,133	$13,688	$75,275	$21,493
Gross margin	17,710	5,030	24,227	7,119
Operating income	9,808	1,684	10,633	1,133
Net income allocable to
common shareholders	5,446	1,153	5,485	591

Net income allocable to common
Shareholders per share:
Basic	$0.32	$0.07	$0.32	$0.03
Diluted	$0.21	$0.06	$0.22	$0.03

	December 31,	June 30,
	2007	2007
	(Unaudited)
Balance Sheet Data:
Current assets	$54,117	$27,167
Total assets	61,576	34,303
Current liabilities	47,128	20,699
Long-term debt, net of debt
discount and current portion	1,157	5,964
Stockholders’ equity	12,471	6,907

Three months ended December 31, 2007, compared to three months ended December 31, 2006

Revenue

	Three months ended
	December 31,
	2007	2006	Increase
Infrastructure construction and technical services	$44,433	$11,339	$33,094
Site acquisition and zoning	7,700	2,349	5,351
Total	$52,133	$13,688	$38,445

We had revenue of $52.1 million for the three months ended December 31, 2007, versus $13.7 million for the three months ended December 31, 2006. This represents an increase of $38.4 million, or 281%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers. In addition, approximately $5.4 million of this increase is attributable to the acquisitions of Digital Communication Services, Inc. (“Digitcom”) and Radian Communication Services, Inc. (“Radian”) that we closed in the third and fourth quarters of the fiscal year ended June 30, 2007.

Historically, our second fiscal quarter, which is the fourth fiscal quarter for most of our customers, is the strongest quarter of our fiscal year in terms of our financial performance.  We believe that this will also be true for fiscal 2008.  We believe that this trend is a result of our customers pushing to complete projects by the end of their fiscal years, and also to complete outdoor projects before winter weather can impact building schedules in northern states.  Therefore, while we expect to continue to show improved results for the third and fourth quarter of fiscal 2008 versus comparable periods of fiscal 2007, we do not expect our results for these quarters to match our second quarter of fiscal 2008 results.

We recognize revenues from contracts from infrastructure construction and technical services and site acquisition and zoning on the percentage-of-completion method of accounting.

Cost of Revenue

	Three months ended
	December 31,
	2007	2006	Increase
Infrastructure construction and technical services	$29,228	$7,357	$21,871
Site acquisition and zoning	5,195	1,301	3,894
Total	$34,423	$8,658	$25,765

Our cost of revenue was $34.4 million and $8.7 million for the three months ended December 31, 2007 and 2006, respectively. This represents an increase of $25.8 million, or 298%, during a period when sales increased 281%. These amounts represent 66% and 63% of total revenue for the three months ended December 31, 2007 and 2006, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $4.2 million, or 17% of the increase.

Gross Margin

Our gross margin for the three months ended December 31, 2007, was $17.7 million as compared to $5.0 million for the three months ended December 31, 2006. Our gross margin as a percentage of revenue was approximately 34% for the three months ended December 31, 2007, as compared to 37% for the three months ended December 31, 2006. The primary reason for the decrease in gross margin is the increase in the use of subcontractors to supplement our existing workforce during the period in order to satisfy our customers requirements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2007 was $7.6 million as compared to $3.3 million for the three months ended December 31, 2006. This represents an increase of $4.3 million, or 132% during a period when revenues increased 281%. New markets we acquired during the third and fourth quarters of fiscal 2007 represent $1.3 million of this increase. Of the remaining $3.0 million increase, related to existing markets: $2.1 million represents additional expenses relating to payroll; $0.3 million relates to increases in insurance premiums; $0.4 million represents additional professional fees, and; $0.1 million represents an increase in rent.

Depreciation and Amortization

Depreciation recorded on fixed assets during the three months ended December 31, 2007 totaled approximately $0.2 million as compared to $62 thousand for the three months ended December 31, 2006. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian. Amortization of intangible assets acquired as a result of the abovementioned acquisitions resulted in amortization expense of approximately $81 thousand in the three months ended December 31, 2007.

Interest Expense

We recognized $0.3 million in interest expense during the three months ended December 31, 2007 as compared to $26 thousand during the three months ended December 31, 2006. This increase was primarily caused by additional debt incurred related to our financing transactions with Sigma Opportunity Fund, LLC (“Sigma”) and the other participating noteholders, our issuance of a promissory note as part of the purchase price for our acquisition of Digitcom, and our expanded line of credit with Presidential Financial Corporation of Delaware (“Presidential”).

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $0.3 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the three months ended December 31, 2007. There were no similar charges during the three months ended December 31, 2006.

Income Taxes

We recorded income tax expense of $3.7 million and $0.5 million for the three months ended December 31, 2007 and 2006, respectively. For the three months ended December 31, 2007, the income tax expense was calculated as follows:

	2007	2006
Federal Income Tax expense	$3,206	$430
State Income Tax expense	954	79
Total current income tax provision	4,160	509

Change in deferred tax assets:
Federal	(359)	-
State	(109)	-
Total increase in deferred tax assets	(468)	-
Current income tax expense	$3,692	$509

At June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year due to limitations as a result of the Acquisition.

Six months ended December 31, 2007, compared to six months ended December 31, 2006

Revenue

	Six months ended
	December 31,
	2007	2006	Increase
Infrastructure construction and technical services	$62,918	$16,727	$46,191
Site acquisition and zoning	12,357	4,766	7,591
Total	$75,275	$21,493	$53,782

We had revenue of $75.3 million for the six months ended December 31, 2007, versus $21.5 million for the three months ended December 31, 2006. This represents an increase of $53.8 million, or 250%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers. In addition, approximately $9.4 million of this increase is attributable to the acquisitions Digitcom and Radian that we closed in the third and fourth quarters of the fiscal year ended June 30, 2007.

Cost of Revenue

	Six months ended
	December 31,
	2007	2006	Increase
Infrastructure construction and technical services	$42,064	$11,647	$30,417
Site acquisition and zoning	8,984	2,727	6,257
Total	$51,048	$14,374	$36,674

Our cost of revenue was $51.0 million and $14.4 million for the six months ended December 31, 2007 and 2006, respectively. This represents an increase of $36.7 million, or 255%, during a period when sales increased 250%. These amounts represent 68% and 67% of total revenue for the six months ended December 31, 2007 and 2006, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $7.3 million, or 20% of the increase.

Gross Margin

Our gross margin for the six months ended December 31, 2007, was $24.2 million as compared to $7.1 million for the three months ended December 31, 2006. Our gross margin as a percentage of revenue was approximately 32% for the six months ended December 31, 2007, as compared to 33% for the six months ended December 31, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2007 was $13.1 million as compared to $5.9 million for the six months ended December 31, 2006. This represents an increase of $7.2 million, or 123% during a period when revenues increased 250%. New markets we acquired during the third and fourth quarters of fiscal 2007 represent $2.5 million of this increase. Of the remaining $4.7 million increase, representing increases in existing markets: $2.9 million represents additional expenses relating to payroll; $0.4 million relates to increases in insurance premiums; $0.5 million represents additional professional fees, and; $0.2 million represents an increase in rent.

Depreciation and Amortization

Depreciation recorded on fixed assets during the six months ended December 31, 2007 totaled approximately $0.4 million as compared to $0.1 million for the six months ended December 31, 2006. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian. Amortization of intangible assets acquired as a result of the abovementioned acquisitions resulted in amortization expense of approximately $0.2 million in the six months ended December 31, 2007.

Interest Expense

We recognized $0.7 million in interest expense during the six months ended December 31, 2007 as compared to $55 thousand during the six months ended December 31, 2006. This increase was primarily caused by additional debt incurred related to our financing transactions with Sigma and the other participating noteholders, our issuance of a promissory note as part of the purchase price for our acquisition of Digitcom, and our expanded line of credit with Presidential.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $0.7 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the six months ended December 31, 2007. There were no similar charges during the six months ended December 31, 2006.

Income Taxes

We recorded income tax expense of $3.7 million and $0.5 million for the six months ended December 31, 2007 and 2006, respectively. For the six months ended December 31, 2007, the income tax expense was calculated as follows:

	2007	2006
Federal Income Tax expense	$3,386	$430
State Income Tax expense	991	79
Total current income tax provision	4,377	509

Change in deferred tax assets:
Federal	(505)	-
State	(138)	-
Total increase in deferred tax assets	(643)	-
Current income tax expense	$3,734	$509

At June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year due to limitations as a result of the Acquisition.

Liquidity and Capital Resources

At December 31, 2007, we had consolidated current assets of approximately $54.1 million, including cash and cash equivalents of approximately $1.9 million and net working capital of approximately $7.0 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common stock and borrowings under loan arrangements. The principal use of cash during the six months ended December 31, 2007 was to repay part of our line of credit with Presidential and to fund the increase in accounts receivable, including a significant increase in unbilled accounts receivable, which increased approximately $26.8 million due to increased revenue during the six months ended December 31, 2007.

On December 31, 2007, $5.2 million of our long-term debt was reclassified from long-term debt to current.

In September 2003, we entered into a revolving credit facility with Presidential. On April 3, 2007, we amended this facility to, among other things, increase the availability under the credit facility to $8.0 million. The credit facility is available for working capital, capital expenditures and general corporate purposes. The credit facility interest rate is prime plus one and one-half percent (1.5%). As of December 31, 2007, the prime rate was 7.25%. In addition, we pay .25% per month on the average daily balance.

The credit facility is secured by substantially all of BCI’s assets and a guarantee from Berliner. The balance outstanding at December 31, 2007 was $2.7 million. The revolving credit facility has a term of twelve months and currently matures on April 3, 2008.  We have agreed with Presidential to extend the credit facility on a month-to-month basis thereafter on the same terms and conditions as the current facility, except that our monthly service fee will increase from .25% to .50% of the average daily loan balance for each month.

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

On February 28, 2007, in connection with the Asset Purchase Agreement with Digitcom, J&J Leasing Partnership and the shareholders of Digitcom for the purchase certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the  “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership. The balance outstanding at December 31, 2007 was $1.3 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with Presidential, borrowings under the Notes and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In addition, we are obligated to pay off our borrowings under the Notes in December 2008 unless the Noteholders elect to convert the Notes prior to that time. While we believe the Noteholders will convert the Notes, if they do not we will have to pay off the Notes from our then existing credit facility and/or cash from operations. If necessary, we can enter into negotiations with the Noteholders to refinance the Notes, but we can not provide any assurances that these negotiations would be successful, or completed on terms and conditions favorable to us. In the event we do not continue to generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow.

As of December 31, 2007, our backlog was approximately $62.8 million as compared to $30.9 million as of June 30, 2007. While we believe we will complete these backlog orders in the near-term, we cannot accurately predict when we will complete these orders in every case, or if we will complete all of these orders, as some of our customers may delay or cancel orders in limited circumstances. The net cash provided by (used in) operating, investing and financing activities for the six months ended December 31, 2007, and 2006, is summarized below:

	Six months ended
	December 31,
	2007	2006
Net cash provided by operating activities	$3,331	$1,587
Net cash used in investing activities	(650)	(50)
Net cash (used in) provided by financing activities	(3,255)	1,575

Cash provided by operating activities.

Net cash provided by operating activities in the six months ended December 31, 2007 was approximately $3.3 million and $1.6 million in the six months ended December 31, 2006. During the six months ended December 31, 2007, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $6.2 million, which represents an increase of $5.3 million from the six months ended December 31, 2006. This increase was primarily caused by net income of $5.5 million as compared to $0.6 million, and increases in non-cash charges of $0.4 million in depreciation and amortization, $0.2 million in amortization of deferred financing fees and $0.5 million in accretion of interest expense resulting from the issuance of warrants. We also realized an increase in accounts receivable of approximately $26.8 million due to increased revenue during the six months ended December 31, 2007, and an increase in inventories of approximately $0.3 million due to anticipated increased usage. These were partly offset by an increase in accounts payable of approximately $8.3 million and an increase in accrued liabilities of approximately $11.8 million. In the six months ended December 31, 2006, cash provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $0.9 million, an increase in accounts receivable of approximately $0.5 million, a decrease in accounts payable of approximately $0.6 million and an increase in accrued liabilities of approximately $1.3 million.

Cash used in investing activities.

Net cash used in investing activities was approximately $0.7 million and $50 thousand in six months ended December 31, 2007 and 2006, respectively, and was primarily used for the purchase of fixed assets.

Cash (used in) provided by financing activities.

Net cash used in financing activities was approximately $3.3 million in the six months ended December 31, 2007 and net cash provided by financing activities was approximately $1.6 million in the six months ended December 31, 2006. During the six months ended December 31, 2007, net cash used in financing activities consisted of net repayments against our line of credit with Presidential of $2.9 million and repayment of long-term debt related to the Digitcom acquisition of $0.3 million. During the six months ended December 31, 2006, net cash provided by financing activities consisted of payments against our credit facility net of borrowings of approximately $0.6 million, reductions of other debt obligations of approximately $0.3 million, debt issuance costs of approximately $0.5 million and proceeds from our 7% convertible notes of $3.0 million.

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term if the Noteholders elect to convert the Notes. However, we are currently in discussions with other lenders to replace and expand our existing revolving credit facility, which expires on April 3, 2008, which would provide sufficient additional availability if we will be required to repay the Notes. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure that additional equity or debt financing will be available on acceptable terms, or at all. Our sources of liquidity beyond twelve months, in management’s opinion, will be our then current cash balances, funds from operations, if any, and a replacement of our current credit facility and any additional equity or credit facilities we can arrange. We have no other agreements or arrangements with third parties to provide us with sources of liquidity and capital resources beyond twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rates and other market risks. We have borrowings under our line of credit of approximately $2.7 million. We believe that the effects of changes in interest rates are limited and would not materially affect profitability.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our and BCI’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

We are subject to a variety of risks in addition to the matters set forth under “Forward Looking Statements,” in Item 2 of Part I, “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented above. The company has identified a number of risk factors in its Annual Report on Form 10-K for the year ended June 30, 2007 (the “Annual Report”) that could materially affect our business, financial condition or future results. The information presented below updates certain risks factors and should be read in conjunction with the risk factors and information disclosed in the Annual Report. The risk factors in our Annual Report and those presented below should be considered carefully in evaluating our risk profile.

Although we have had net income in prior periods, we have experienced losses in the past and we may never achieve sustained profitability.

Although we had net income during the quarters ended December 31 and September 30, 2007, and the years ended June 30, 2007 and 2006, we may not be profitable in future periods, either on a short or long-term basis. To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the six months ended December 31, 2007, we derived 91% of our total revenue from our two largest customers, and those customers represented 88% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenue, and one of them represented greater than 10% of net revenue for the period. During the six months ended December 31, 2006, we derived 93% of our total revenues from our five largest customers with one customer representing 72%.

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

We may not be able to register the shares of common stock issuable upon conversion of our 7% Senior Subordinated Secured Convertible Notes due on December 29, 2008 and exercise of certain of our outstanding warrants, which may subject us to financial penalties.

The Note Purchase Agreement we entered into in connection with our financings with Sigma Opportunity Fund, LLC (“Sigma”), Pacific Asset Partners, LP (“Pacific”), Operis Partners I, LLC (“Operis”) and Sigma Berliner, LLC (collectively the “Noteholders”) requires that we file and make effective a registration statement with the SEC covering the shares of common stock issuable upon conversion of each of the 7% Senior Subordinated Secured Convertible Notes due on December 29, 2008 (the “Notes”) and exercise of the accompanying warrants. We were required to use our best efforts to have the SEC declare this registration statement effective prior to June 15, 2007, and we were unable to meet this deadline. Therefore, pursuant to the Note Purchase Agreement, we became subject to damages equal to 2% of the aggregate purchase price paid by each Noteholder for each of the first six months that we failed to meet the requirement. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement with the Noteholders whereby the Noteholders agreed to waive this damages clause in exchange for our agreement to lower the conversion price of the Notes from $1.10 to $1.00 per share. Pursuant to this Waiver and Amendment to Note Purchase Agreement, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares. If we are unable to meet the registration requirements set forth in the Waiver and Amended Note Purchase Agreement, we may be subject to additional damages.

We may be subject to additional liability for state sales tax.

In January 2007, we received an informal notice of assessment in the amount of $1.8 million from a state tax authority, including unpaid sales taxes, penalties and interest for the years 1998 through 2004. As of December 31, 2007, we have recorded a reserve of $0.7million related to these potential taxes based on the notice from the taxing authority and our best estimate of the potential liability. Our best estimate may not be correct, and we could be required to pay the entire $1.8 million, with the possibility of additional penalties and interest, and also additional amounts for tax periods dating after 2004. If we owe any amounts over and above our estimate of $0.7 million, we will revise our accrued liabilities, and increase our selling, general and administrative expenses in the period when we become aware of these additional amounts, and this could materially impact our results of operations for that period.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 17, 2007. At this meeting the stockholders voted in favor of the following items listed in the Proxy Statement dated October 29, 2007:

(1)	Election of Directors:

Nominee	For	Withheld
Richard B. Berliner	14,460,610	6,355
J. Stevens Robling	14,466,436	529

(2) Ratification of the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending June 30, 2008.

For	Against	Abstain
14,466,858	83	24

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

10.1
Employment Agreement, dated as of November 15, 2007, by and between Berliner Communications, Inc. and Raymond A. Cardonne, Jr. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on November 15, 2007.)

10.2
Employment Agreement, dated as of December 10, 2007, by and between Berliner Communications, Inc. and Richard B. Berliner. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on December 13, 2007.)

10.3
Employment Agreement, dated as of December 10, 2007, by and between Berliner Communications, Inc. and Nicholas Day. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on December 13, 2007.)

10.4
Employment Agreement, dated as of December 12, 2007, by and between Berliner Communications, Inc. and Michael S. Guerriero. (Incorporated by reference to Exhibit 10.3 to a Form 8-K filed by the Registrant on December 13, 2007.)

10.5	Fourth Amendment to Demand Secured Promissory Note and Loan Modification Agreement, dated February 13, 2008, by and among BCI Communications Inc., Berliner Communications, Inc., and Presidential Financial Corporation of Delaware Valley. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERLINER COMMUNICATIONS, INC.

Date: February 14, 2008	By:	/s/ Richard B. Berliner
Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	By:	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr.
Chief Financial Officer
(Principal Financial Officer)