Form 10-Q
period 2008-03-31
BERLINER COMMUNICATIONS INC
filed 2008-05-15
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 0-28579

BERLINER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2233445
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

97 Linden Avenue
Elmwood Park, New Jersey 07407
(Address of Principal Executive Offices)

(201) 791-3200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 13, 2008, 20,191,612 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

		PAGE NO.
PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (Unaudited),
	and June 30, 2007	3

	Consolidated Statements of Operations for the three and nine months ending
	March 31, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ending
	March 31, 2008 and 2007 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Securities Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,247	$2,483
Accounts receivable, net of allowance for doubtful accounts
of $261 at June 30, 2007 and $296 at March 31, 2008, respectively	40,175	22,911
Inventories	1,010	666
Deferred tax assets - current	867	336
Prepaid expenses and other current assets	1,110	771
	44,409	27,167
Property and equipment, net	3,082	2,569
Amortizable intangible assets, net	932	960
Goodwill	2,084	2,270
Deferred tax assets - long-term	895	950
Other assets	281	387
Total Assets	$51,683	$34,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,080	$7,399
Accrued liabilities	16,078	6,588
Accrued income taxes	1,781	326
Line of credit	2,593	5,537
Current portion of long-term debt	6,706	797
Current portion of capital lease obligations	118	52
	36,356	20,699
Long-term debt, net of current portion	637	5,765
Long-term capital lease obligations, net of current portion	331	199
Other long-term liabilities	39	694
Deferred tax liabilities - long-term	118	39
Total liabilities	37,481	27,396

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	-	-
Additional paid-in capital	16,565	15,655
Accumulated deficit	(2,363)	(8,748)
Total stockholders' equity	14,202	6,907
Total liabilities and stockholders' equity	$51,683	$34,303

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$28,696	$15,394	$103,971	$36,887
Costs of revenues	20,207	11,222	71,255	25,597
Gross margin	8,489	4,172	32,716	11,290
Selling, general and administrative expenses	5,942	2,977	19,016	8,841
Depreciation and amortization	329	68	841	188
(Gain) loss on sale of fixed assets	-	(7)	8	(5)
Income from operations	2,218	1,134	12,851	2,266

Other (income) expense
Interest expense	263	117	952	167
Amortization of deferred financing fees and accretion of debt discount	355	283	1,076	287
Financing fees	-	-	36	-
Interest income	(24)	(20)	(50)	(28)
Income in equity investments	-	(4)	-	(4)
Other	(35)	(14)	(41)	(28)
Income before income taxes	1,659	772	10,878	1,872
Income tax expense	759	411	4,493	920
Net income allocable to common shareholders	$900	$361	$6,385	$952

Net income per share:
Basic	$0.05	$0.02	$0.37	$0.06
Diluted	$0.04	$0.02	$0.27	$0.05

Weighted average number of shares outstanding:
Basic	17,358	17,035	17,174	17,035
Diluted	27,579	19,927	27,176	17,673

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$6,385	$952
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	841	278
Amortization of deferred financing fees	285	-
Bad debt expense	35	90
Stock-based compensation	117	199
Gain on sale of fixed assets	8	-
Accretion of debt discount associated with warrants	766	213
Financing fees	26	-
Deferred tax assets, net	(397)	-
Changes in operating assets and liabilities:
Accounts receivable	(17,299)	(3,038)
Inventories	(307)	(87)
Prepaid expenses and other current assets	(1)	(126)
Other assets	108	44
Accounts payable	1,679	(1,313)
Accrued liabilities	9,513	2,680
Accrued income taxes	1,455	228
Net cash provided by operating activities	3,214	120

Cash flows from investing activities:
Purchases of property and equipment	(873)	(254)
Proceeds from the sale of property and equipment	12	-
Acquisition of Digitcom	-	(2,000)
Acquisition of Comtech	(39)	(98)
Net cash used in investing activities	(900)	(2,352)

Cash flows from financing activities:
Proceeds from line of credit	89,707	3,923
Proceeds from long-term debt	-	6,000
Repayment of line of credit	(92,651)	(5,034)
Repayment of long-term debt	(626)	(368)
Repayment of capital leases	(54)	(11)
Proceeds from exercise of stock options	74	-
Debt issuance costs	-	(598)
Net cash (used in) provided by financing activities	(3,550)	3,912

Net increase (decrease) in cash and cash equivalents	(1,236)	1,680
Cash and cash equivalents at beginning of period	2,483	534
Cash and cash equivalents at end of period	$1,247	$2,214

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2008	2007

Supplemental cash flow information:
Interest paid	$582	$150
Income taxes paid	$3,421	$564
Non-cash investing and financing activities:
Assets purchased under capital leases	$272	$20
Purchase of vehicles financed with notes payable	$-	$21
Fair value of warrants issued with debt	$-	$2,337
Note payable issued in connection with the acquisition of Digitcom	$-	$1,750

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)
(Unaudited)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2007	17,081,786	$-	$15,655	$(8,748)	$6,907

Stock-based compensation	-	-	116	-	116
Exercise of Warrants	748,259	-	5	-	5
Exercise of Stock Options	125,000	-	69	-	69
Change in conversion price on convertible notes payable	-	-	720	-	720
Net income	-	-	-	6,385	6,385
Balance at March 31, 2008	17,955,045	$-	$16,565	$(2,363)	$14,202

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

On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc. ("Comtech"). On February 28, 2007, we entered into an Asset Purchase Agreement (the “Digitcom Asset Purchase Agreement”) with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded our presence in Texas and the Southeast markets. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian (the “Wireless Operations of Radian”). This acquisition has expanded our presence in the Los Angeles, California, Las Vegas, Nevada, Seattle, Washington, Salem, Oregon and Tempe, Arizona markets.

The results of these acquired businesses have been incorporated into our consolidated financial statements since their respective dates of acquisition.

The Company operates in two business segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2008, and for the three and nine months ended March 31, 2008, and 2007, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Revenue Recognition.

Revenue from radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modifications and project management services is recognized as work is performed. Revenue from real estate acquisition and zoning services is recognized under the percentage-of-completion method of accounting based on output measures using contract milestones as the base. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the estimated percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses are recognized when such losses become known.

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

Income Per Share.

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“EPS”) (“SFAS 128”). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

The weighted number of common shares utilized in the earnings per share computation for the three months ended March 31, 2008 and 2007 was 17,357,655 and 17,035,357, respectively. The weighted average number of common shares utilized in the earnings per share computation for the nine months ended March 31, 2008 and 2007 was 17,173,742 and 17,035,357, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

(Amounts in thousands, except for per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic earnings per share:
Numerator:
Net income allocable to common shareholders	$900	$361	$6,385	$952

Denominator:
Weighted average common shares outstanding	17,358	17,035	17,174	17,035

Net income per share - basic	$0.05	$0.02	$0.37	$0.06

(Amounts in thousands, except for per share data)
	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Diluted earnings per share:
Numerator:
Net income allocable to common shareholders	$900	$361	$6,385	$952
Plus: Interest expense on convertible debt net of income taxes	261	-	835	-
Net income allocable to common shareholders	1,161	361	7,220	952

Denominator:
Weighted average common shares outstanding	17,358	17,035	17,174	17,035
Effect of dilutive securities:
Stock options	799	640	581	536
Warrants	3,422	2,252	3,421	102
Convertible debt	6,000	-	6,000	-
Weighted average common shares outstanding assuming dilution	27,579	19,926	27,176	17,673

Net income per share - diluted	$0.04	$0.02	$0.27	$0.05

Common share equivalents consist of stock options and warrants (for which we used the treasury stock method) and convertible notes payable (for which we used the “if converted” method). For the three months ended March 31, 2008 and 2007, 4,000 and 22,026 stock options, respectively, and 0 and 5,454,545 shares convertible upon conversion of our 7% Senior Subordinated Secured Convertible Notes (the “ 7% Notes”), respectively, were excluded from the computation of diluted net income per share because, in the case of the stock options, the exercise price of these were greater than the average market price of the Company’s common stock during the period, and, in the case of the 7% Notes, the incremental per share increase was greater than the basic earnings per share, and therefore the effect is antidilutive.

For the nine months ended March 31, 2008 and 2007, 15,190 and 328,026 stock options, respectively, and 0 and 5,454,545 shares convertible upon conversion of our 7% Notes, respectively, were excluded from the computation of diluted net income per share because, in the case of the stock options, the exercise price of these were greater than the average market price of the Company’s common stock during the period, and, in the case of the 7% Notes, the incremental per share increase was greater than the basic earnings per share, and therefore the effect is antidilutive.

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

Recently Issued Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 on July 1, 2007. On that date, we had no uncertain tax positions. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently do not have any income tax returns which are under audit. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2004 and thereafter.

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

4. Accounts Receivable and Concentration of Credit Risk

Accounts receivable at March 31, 2008, and June 30, 2007, consist of the following:

	March 31,	June 30,
	2008	2007
Accounts receivable	$26,680	$17,727
Unbilled receivables	13,791	5,445
	40,471	23,172
Allowance for doubtful accounts	(296)	(261)
Total	$40,175	$22,911

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables include deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables was $1.5 million and $1.0 million at March 31, 2008 and June 30, 2007, respectively.

For the three months ended March 31, 2008, we derived 80% of our total revenue from our two largest customers, and these customers represented 76% of our accounts receivable. Of those customers, both of them individually represented greater than 5% of net revenue, and one of them represented greater than 74% of net revenue for the period. For the three months ended March 31, 2007, we derived 93% of our total revenue from our three largest customers. Of those customers, one of them individually represented 82% of net revenue for the period.

For the nine months ended March 31, 2008, we derived 87% of our total revenue from two of our largest customers, and these customers represented 76% of our accounts receivable. Of those customers, one represented greater than 5% of net revenue and one represented greater than 81% of net revenue for the period. For the nine months ended March 31, 2007, we derived 90% of our total revenue from our three largest customers. Of those customers, one of them represented greater than 10% of net revenue for the period.

5. Inventories

Inventories totaled approximately $1.0 million and $0.7 million as of March 31, 2008, and June 30, 2007, respectively. Inventories consist mainly of parts and raw materials, and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

6. Non-Current Assets

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

The transaction was recorded as a purchase of a business that included real estate, vehicles, equipment and inventory. The allocation of the purchase price was preliminary until such time as management was able to review all of the assets acquired and determine the appropriate allocation based upon independent appraisals. We have concluded our review and have determined the final allocation of the purchase price. The schedule below details the original allocation and the final allocation:

	Original	Final
Land and building	$402	$402
Vehicles and equipment	357	357
Inventory	325	325
Customer relationships	544	1,040
Covenants not to compete	523	253
Goodwill	1,840	1,614
	$3,991	$3,991

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million and $0 for the three months ended March 31, 2008 and 2007, respectively, and $0.3 million and $0 for the nine months ended March 31, 2008 and 2007, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships have estimated useful lives of 70 months and covenants not to compete have estimated useful lives of approximately 45 months. We have increased the useful life of customer relationships from 45 months to 70 months based upon our estimate of the useful lives of the customer relationships.

7. Accrued Liabilities

Accrued liabilities at March 31, 2008, and June 30, 2007, consist of the following:

	March 31,	June 30,
	2008	2007
Employee compensation	$2,463	$874
Construction costs	12,635	5,018
Other	980	696
	$16,078	$6,588

Included in other accrued liabilities is a $0.8 million liability for state sales tax. In January 2007, we received an informal notice of assessment in the amount of $1.8 million from a state department of revenue, including unpaid taxes, penalties and interest for the years 1998 to 2004. We had previously recorded $0.6 million in the year ended June 30, 2007 and $0.1 million in the quarter ended December 31, 2007 related to these  taxes. In May 2008, we received a revised proposed assessment for $0.8 million and now expect to resolve this matter for that amount.  Accordingly, we increased our estimated reserve for the quarter ended March 31, 2008 by $0.1 million to $0.8 million.

 8. Income Taxes

We recorded income tax expense of $0.8 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. We recorded income tax expense of $4.5 million and $0.9 million for the nine months ended March 31, 2008 and 2007, respectively. The company recorded an additional $0.2 million of federal income tax during the three months ended March 31, 2008 related to a true-up of the fiscal 2007 tax accrual.

For the three and nine months ended March 31, 2008 and 2007, the income tax expense was calculated as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Federal Income Tax expense	$701	$350	$4,087	$780
State Income Tax expense	158	61	1,149	140
Total current income tax provision	859	411	5,236	920

Change in deferred tax assets:
Federal	(84)	-	(589)	-
State	(16)	-	(154)	-
Total increase in deferred tax assets	(100)	-	(743)	-
Current income tax expense	$759	$411	$4,493	$920

9. Line of Credit

Presidential Financial Corporation of Delaware Valley Facility

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (the “Presidential Facility”). On April 3, 2007, we amended the Presidential Facility to, among other things, increase the availability under the Presidential Facility to $8.0 million. The Presidential Facility matured on April 3, 2008 and was extended on a month-to-month basis thereafter on the same terms and conditions, except for a .25% increase in monthly service fees. In connection with BCI’s entry into the Revolving Credit and Security Agreement with PNC (as described below), on April 18, 2008, the Company retired the Presidential Facility and satisfied all sums due and payable thereunder. There were no penalties associated with retiring the Presidential Facility prior to the end of the one-month term.

PNC Bank, National Association Facility

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as may thereafter become a party to the PNC Facility (collectively, the “Lenders”). Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million. Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential, and shall be used to make subordinated debt payments to Sigma, Sigma Berliner, Operis, and Pacific under the Notes (as described below in Note 10), pay fees and expenses relating to entering into the PNC Facility, provide for BCI’s working capital needs and reimburse drawings under letters of credit issued by PNC as agent for the Lenders, and assist in the acquisition of companies engaged in the same line of business as BCI.

Interest on the revolving advances shall accrue (a) for domestic rate loans, at a rate per annum equal to the higher of (i) the base commercial lending rate of PNC as publicly announced to be in effect from time to time, or (ii) the federal funds open rate plus 1/2 of 1%, and (b) for Eurodollar rate loans, at a rate per annum equal to (i) the rate at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (as displayed by Bloomberg), divided by (ii) one minus the reserve percentage requirement as determined by the Board of Governors of the Federal Reserve System. Such amounts are secured by a blanket security interest in favor of the Lenders that covers all of BCI’s receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property and proceeds of all of the foregoing.

The term of the PNC Facility is three years and shall terminate on April 17, 2011. BCI may terminate the PNC Facility at any time upon sixty (60) days’ prior written notice and upon payment in full of the obligations owing under the PNC Facility or any related documents. Upon such early termination by BCI, BCI shall pay the Lenders an early termination fee in an amount equal to (y) one half of one percent (0.50%) of $15.0 million if the early termination occurs on or before April 16, 2009, and (z) three eighths of one percent (0.375%) of $15.0 million if the early termination occurs on or after April 17, 2009 or on or before April 16, 2010.

In connection with the closing of the PNC Facility, Berliner Communications, Inc. became obligated under that certain Guaranty and Suretyship Agreement (the “Guaranty”), dated April 17, 2008, in favor of the Lenders, pursuant to which we unconditionally guaranteed and became surety for the prompt payment and performance of all loans, advances, debts, liabilities, obligations, covenants and duties owing by BCI to PNC as agent for the benefit of the Lenders, of any kind or nature, present or future, whether direct or indirect, absolute or contingent, joint or several, due or to become due, now existing or hereafter arising, to the Lenders by BCI. In the event BCI is unable to pay any amounts owed to the Lenders, we would be liable, pursuant to the Guaranty, for such amounts upon the same terms and conditions as BCI would be liable.

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility. The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility. Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice. Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility. Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011.

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

We were unable to have the Registration Statement declared effective by the Securities and Exchange Commission prior to June 15, 2007. Therefore, pursuant to the Note Purchase Agreement, we became subject to liquidated damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we failed to meet the requirement. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement (the “Waiver”) with the noteholders to lower the conversion price of the Notes from $1.10 to $1.00 per share. The reduction in the conversion price resulted in finance charges of $0.7 million, which was reflected in our balance sheet as Other long-term liabilities and was subsequently reclassified as Additional paid-in capital. Pursuant to the Waiver, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares.

In connection with Waiver, the number of common shares issuable upon conversion changed as follows:

	Number of shares
Issued to	Original	Revised
Sigma Opportunity Fund, LLC	2,727,273	3,000,000
Pacific Asset Partners, LP	909,091	1,000,000
Operis Partners I, LLC	454,545	500,000
Sigma Berliner, LLC	1,363,636	1,500,000
	5,454,545	6,000,000

As of December 29, 2007, all amounts outstanding pursuant to the Notes became current liabilities, since the Notes are all payable on December 29, 2008. Therefore, as of March 31, 2008, we had no long-term debt other than those outstanding pursuant to capital leases and the note payable issued related to our acquisition of Digitcom. We will make periodic payments of interest throughout the lives of the Notes.

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

We reduced the carrying value of the Notes accordingly with the corresponding entries to paid-in capital. We will accrete these amounts over the lives of the Notes, charging accretion of debt discount whereby the Notes’ balances will equal the face amounts at December 29, 2008. If we default on a Note, or a Note is otherwise accelerated, we will immediately charge the balance remaining at that time to accretion of debt discount.

The Notes were each junior to our $8.0 million line of credit with Presidential. On April 17, 2008, we entered into an Amendment to Note Purchase Agreement and Notes and Security Agreement Thereunder with Sigma, Pacific, Operis and Sigma Berliner, whereby the Note Purchase Agreement, Security Agreement and the Notes were amended to reflect the replacement of Presidential by PNC as the lender of a line of credit senior to the Sigma, Pacific, Operis and SBLLC debt and to raise the maximum amount of permissible senior debt to $15.0 million. Also on April 17, 2008, PNC entered into a Subordination and Inter-Creditor Agreement (the “Subordination Agreement”) with Sigma, Pacific, Operis and Sigma Berliner (the “Subordinated Investors”). Under the terms of the Subordination Agreement, the Subordinated Investors agreed to subordinate their security interests in the collateral securing each of the Notes, the related UCC-1 financing statements, and the obligations and indebtedness of BCI to the Subordinate Investors, up to $15.0 million in the aggregate, to the security interests of PNC (as agent for the Lenders) in the collateral securing the PNC Facility.

11.  Stock-Based Compensation

At March 31, 2008, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

Stock-based compensation expense of approximately $38 thousand and $33 thousand was recorded during the three months ended March 31, 2008, and 2007, respectively, and $0.1 million and $0.2 million was recorded during the nine months ended March 31, 2008 and 2007, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of between 66% and 71% (derived from peer company implied estimated volatility); expected term of five to 7.5 years (based on our best estimate since we do not have any historical data); and risk-free interest rate between 2.58% and 4.97% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2007	16,891	$1,387.50	1,408,051	$3.26	18,704	$6,786.00
Options granted at fair value	-	-	334,730	1.05	-	-
Options exercised	-	-	(125,000)	0.55	-	-
Options cancelled	-	1,387.50	(210,236)	0.59	-	-
Outstanding at March 31, 2008	16,891	$1,387.50	1,407,545	$3.37	18,704	$6,786.00
Exercisable at March 31, 2008	16,891	$1,387.50	712,515	$5.57	18,704	$6,786.00

Nonvested options activity:

	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted		Weighted
			Average	Average		Average
	Number	Number	Exercise	Fair	Number	Exercise
	of Shares	of Shares	Price	Value	of Shares	Price
Balance at June 30, 2007	-	906,625	$0.86	$0.59	-
Options granted at fair value	-	334,730	1.05	0.67	-
Options vested	-	(355,700)	0.69	0.52	-
Options cancelled	-	(190,625)	0.57	0.37	-
Outstanding at March 31, 2008	-	695,030	$1.13	$0.73	-

At March 31, 2008, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
							Weighted
						Weighted	Average
				Number		Average	Remaining
				of		Exercise	Contractual
	Option Price Range			Shares	Exercisable	Price	Life
2001 Plan			$1,387.50	16,890	16,890	$1,387.50	2.78 Years
1999 Plan	$0.30	to	$0.81	682,125	621,325	$0.50	8.14 Years
	$1.01	to	$1.46	721,420	87,190	$1.30	8.86 Years
			$7.05	167	167	$7.05	6.30 Years
			$8.01	250	250	$8.01	5.92 Years
			$16.50	2,417	2,417	$16.50	2.28 Years
			$3,000.00	1,167	1,167	$3,000.00	1.52 Years
Non-Plan			$3,600.00	636	636	$3,600.00	1.94 Years
			$6,900.00	18,067	18,067	$6,900.00	2.01 Years

12. Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement, so long as the Sigma Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. During the three and nine months ended March 31, 2008, we paid (or accrued to) Sigma $53 thousand and $0.2 million, respectively, in interest on the Sigma Note. During the three and nine months ended March 31, 2008, we paid Mr. Waye $2 thousand and $15 thousand, respectively, for his service as a director pursuant to our standard non-employee director compensation program. During the three months ended March 31, 2007, we paid or accrued to Sigma Advisors $0.1 million for expenses associated with the Note. During the nine months ended March 31, 2007, we also paid a one time fee of $0.1 million for business, finance and organizational strategy, advisory, consulting and other services related to our business for as long as the Note is outstanding.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, an affiliate of Sigma and Thom Waye, and issued the Sigma Berliner Note and the Sigma Berliner Warrant, on substantially the same terms as the Sigma Note and the Sigma Warrant. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of the December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner. During the three and nine months ended March 31, 2008, we paid (or accrued to) Sigma $26 thousand and $0.1 million, respectively, in interest on the Sigma Berliner Note.

13. Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

14. Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and gain (loss) on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. Selected segment financial information for the three and nine months ended March 31, 2008, and 2007, is presented below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenue:
Infrastructure construction and technical services	$21,125	$12,621	$84,043	$29,348
Site acquisition and zoning	7,571	2,773	19,928	7,539
Total	$28,696	$15,394	$103,971	$36,887

Operating income:
Infrastructure construction and technical services	$1,054	$602	$10,436	$860
Site acquisition and zoning	1,164	532	2,415	1,406
Total	$2,218	$1,134	$12,851	$2,266

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

Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:

▪	our financial condition and strategic direction;
▪	our future capital requirements and our ability to satisfy our capital needs;
▪	the potential generation of future revenue;
▪	our ability to adequately staff our service offerings;
▪	our ability to obtain additional financing;
▪	our growth strategy;
▪	trends in the wireless telecommunications industry;
▪	our expectations for future revenue generation and expense reductions;
▪	our ability to repay our current indebtedness under our 7% Senior Subordinated Secured Convertible Notes when due;
▪	our competitive position; and
▪	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

▪	risks related to a concentration of revenue from a small number of customers;
▪	risks associated with the integration of business acquisitions;
▪	risks associated with competition in the wireless telecommunications industry;
▪	risks that we will not be able to generate positive cash flow;
▪	risks that we may not be able to obtain additional financing;
▪	risks that we will not be able to take advantage of new and emerging wireless technologies;
▪	risks that we will be unable to adequately staff our service offerings;
▪	risks that we may not have sufficient future revenue to fund our future expenses; and

▪	risks that we may be unable to repay our current indebtedness under our 7% Senior Subordinated Secured Convertible Notes when due.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and nine months ended March 31, 2008, and 2007, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) infrastructure construction and technical services, and (2) site acquisition and zoning to wireless communications carriers.

All amounts presented herein are expressed in thousands, except share and per share data, unless otherwise specifically noted.

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Statement of Operations Data:
Revenue	$28,696	$15,394	$103,971	$36,887
Gross margin	8,489	4,172	32,716	11,290
Operating income	2,218	1,134	12,851	2,266
Net income allocable to common shareholders	900	361	6,385	952

Net income allocable to common
shareholders per share:
Basic	$0.05	$0.02	$0.37	$0.06
Diluted	$0.04	$0.02	$0.27	$0.05

	March 31,	June 30,
	2008	2007
Balance Sheet Data:
Current assets	$44,409	$27,167
Total assets	51,683	34,303
Current liabilities	36,356	20,699
Long-term debt, net of debt discount and current portion	968	5,964
Shareholder's equity	14,202	6,907

Three months ended March 31, 2008, compared to three months ended March 31, 2007

Revenue

	Three months ended
	March 31,
	2008	2007	Increase
Infrastructure construction and technical services	$21,125	$12,621	$8,504
Site acquisition and zoning	7,571	2,773	4,798
Total	$28,696	$15,394	$13,302

We had revenue of $28.7 million for the three months ended March 31, 2008, versus $15.4 million for the three months ended March 31, 2007. This represents an increase of $13.3 million, or 86%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers. In addition, approximately $4.6 million of this increase is attributable to the acquisitions of Digital Communication Services, Inc. (“Digitcom”) and Radian Communication Services, Inc. (“Radian”) that we closed in the third and fourth quarters of the fiscal year ended June 30, 2007.

Historically, our second fiscal quarter, which is the fourth fiscal quarter for most of our customers, is the strongest quarter of our fiscal year in terms of our financial performance.  As previously disclosed, we expect that this will also be true for fiscal 2008.  We believe that this trend is a result of our customers pushing to complete projects by the end of their fiscal years, and also to complete outdoor projects before winter weather can impact building schedules in northern states.  Therefore, while we have shown improved results for the third fiscal quarter of 2008 versus the third fiscal quarter of fiscal 2007, as expected, our operating results for the third quarter did not match our second quarter of fiscal 2008 results. In addition to this seasonal trend, in the fourth quarter of fiscal 2008, our largest customer advised us of a slow-down in the implementation of projects we are performing for them. This customer has notified us of the cancellation of certain purchase orders, and has instructed us to delay the completion of other existing purchase orders. Therefore, we expect our financial results, including revenue and operating income for the fourth quarter to be lower than our financial results for the third quarter of fiscal 2008 as a result of this slow-down.

We recognize revenues from contracts from infrastructure construction and technical services and site acquisition and zoning on the percentage-of-completion method of accounting.

Cost of Revenue

	Three months ended
	March 31,
	2008	2007	Increase
Infrastructure construction and technical services	$15,133	$9,383	$5,750
Site acquisition and zoning	5,074	1,839	3,235
Total	$20,207	$11,222	$8,985

Our cost of revenue was $20.2 million and $11.2 million for the three months ended March 31, 2008 and 2007, respectively. This represents an increase of $9.0 million, or 80%, during a period when sales increased 86%. These amounts represent 70% and 73% of total revenue for the three months ended March 31, 2008 and 2007, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $3.5 million, or 38% of the increase.

Gross Margin

Our gross margin for the three months ended March 31, 2008, was $8.5 million as compared to $4.2 million for the three months ended March 31, 2007. Our gross margin as a percentage of revenue was approximately 30% for the three months ended March 31, 2008, as compared to 27% for the three months ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 was $5.9 million as compared to $3.0 million for the three months ended March 31, 2007. This represents an increase of $2.9 million, or 100% during a period when revenues increased 86%. New markets we acquired during the third and fourth quarters of fiscal 2007 represent $1.1 million of this increase. Of the remaining $1.8 million increase related to existing markets: $0.8 million represents additional expenses relating to payroll; $0.3 million represents additional professional fees, and; $0.2 million represents an increase in rent.

Depreciation and Amortization

Depreciation recorded on fixed assets during the three months ended March 31, 2008 totaled approximately $0.2 million as compared to $68 thousand for the three months ended March 31, 2007. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian. Amortization of intangible assets acquired as a result of the abovementioned acquisitions resulted in amortization expense of approximately $92 thousand in the three months ended March 31, 2008.

Interest Expense

We recognized $0.3 million in interest expense during the three months ended March 31, 2008 as compared to $0.1 million during the three months ended March 31, 2007. This increase was primarily caused by additional debt incurred related to our financing transactions with Sigma and the other participating noteholders, our issuance of a promissory note as part of the purchase price for our acquisition of Digitcom, and our expanded line of credit with Presidential.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $0.4 million and $0.3 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

We recorded income tax expense of $0.8 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. The company recorded an additional $0.2 million of federal income tax during the three months ended March 31, 2008 related to a true-up of the fiscal 2007 tax accrual.

For the three months ended March 31, 2008 and 2007, the income tax expense was calculated as follows:

	Three months ended
	March 31,
	2008	2007
Federal Income Tax expense	$701	$350
State Income Tax expense	158	61
Total current income tax provision	859	411

Change in deferred tax assets:
Federal	(84)	-
State	(16)	-
Total increase in deferred tax assets	(100)	-
Current income tax expense	$759	$411

At June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year due to limitations as a result of the Acquisition.

Nine months ended March 31, 2008, compared to nine months ended March 31, 2007

Revenue

	Nine months ended
	March 31,
	2008	2007	Increase
Infrastructure construction and technical services	$84,043	$29,348	$54,695
Site acquisition and zoning	19,928	7,539	12,389
Total	$103,971	$36,887	$67,084

We had revenue of $104.0 million for the nine months ended March 31, 2008, versus $36.9 million for the nine months ended March 31, 2007. This represents an increase of $67.1 million, or 182%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers. In addition, approximately $13.2 million of this increase is attributable to the acquisitions of Digitcom and Radian that we closed in the third and fourth quarters of the fiscal year ended June 30, 2007.

Cost of Revenue

	Nine months ended
	March 31,
	2008	2007	Increase
Infrastructure construction and technical services	$57,197	$21,031	$36,166
Site acquisition and zoning	14,058	4,566	9,492
Total	$71,255	$25,597	$45,658

Our cost of revenue was $71.3 million and $25.6 million for the nine months ended March 31, 2008 and 2007, respectively. This represents an increase of $45.7 million, or 178%, during a period when sales increased 182%. These amounts represent 69% of total revenue for the both of the nine months ended March 31, 2008 and 2007, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $10.2 million, or 22% of the increase.

Gross Margin

Our gross margin for the nine months ended March 31, 2008, was $32.7 million as compared to $11.3 million for the nine months ended March 31, 2007. Our gross margin as a percentage of revenue was approximately 31% for each of the nine month periods ended March 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2008 were $19.0 million as compared to $8.8 million for the nine months ended March 31, 2007. This represents an increase of $10.2 million, or 115% during a period when revenues increased 182%. New markets we acquired during the third and fourth quarters of fiscal 2007 represent $3.6 million of this increase. Of the remaining $6.6 million increase, representing increases in existing markets: $3.7 million represents additional expenses relating to payroll; $0.5 million relates to increases in insurance premiums; $0.7 million represents additional professional fees, and; $0.4 million represents an increase in rent.

Depreciation and Amortization

Depreciation recorded on fixed assets during the nine months ended March 31, 2008 totaled approximately $0.6 million as compared to $0.2 million for the nine months ended March 31, 2007. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian. Amortization of intangible assets acquired as a result of the abovementioned acquisitions resulted in amortization expense of approximately $0.3 million in the nine months ended March 31, 2008.

Interest Expense

We recognized $1.0 million in interest expense during the nine months ended March 31, 2008 as compared to $0.2 million during the nine months ended March 31, 2007. This increase was primarily caused by additional debt incurred related to our financing transactions with Sigma and the other participating noteholders, our issuance of a promissory note as part of the purchase price for our acquisition of Digitcom, and our expanded line of credit with Presidential.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $1.1 million and $0.3 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the nine months ended March 31, 2008 and 2007, respectively. The fiscal 2008 amount is significantly higher than the fiscal 2007 amount because there is nine months of accretion relating to $6 million in convertible notes in fiscal 2008 whereas there is only three months on $3 million (the Sigma Note), 57 days on $1.5 million (the Operis and Pacific Notes) and 44 days on $1.5 million (the Sigma Berliner Note).

Income Taxes

We recorded income tax expense of $4.5 million and $0.9 million for the nine months ended March 31, 2008 and 2007, respectively. The Company recorded an additional $0.2 million of federal income tax during the nine months ended March 31, 2008 related to a true-up of the fiscal year 2007 tax accrual. For the nine months ended March 31, 2008 and 2007, the income tax expense was calculated as follows:

	Nine months ended
	March 31,
	2008	2007
Federal Income Tax expense	$4,087	$780
State Income Tax expense	1,149	140
Total current income tax provision	5,236	920

Change in deferred tax assets:
Federal	(589)	-
State	(154)	-
Total increase in deferred tax assets	(743)	-
Current income tax expense	$4,493	$920

At June 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year due to limitations as a result of the Acquisition.

Liquidity and Capital Resources

At March 31, 2008, we had consolidated current assets of approximately $44.4 million, including cash and cash equivalents of approximately $1.2 million and net working capital of approximately $8.1 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common stock and borrowings under loan arrangements. The principal use of cash during the nine months ended March 31, 2008 was to repay part of our line of credit with Presidential and to fund the increase in accounts receivable, including a significant increase in unbilled accounts receivable, which increased approximately $17.3 million due to increased revenue during the nine months ended March 31, 2008.

In September 2003, we entered into a revolving credit facility with Presidential Financial Corporation of Delaware Valley (the “Presidential Facility”). On April 3, 2007, we amended the Presidential Facility to, among other things, increase the availability under the Presidential Facility to $8.0 million. The balance outstanding at March 31, 2008 was $2.6 million. The Presidential Facility matured on April 3, 2008 and was extended on a month-to-month basis thereafter on the same terms and conditions, except for a .25% increase in monthly service fees. In connection with BCI’s entry into the Revolving Credit and Security Agreement with PNC (as described below), on April 18, 2008, the Company retired the Presidential Facility and satisfied all sums due and payable thereunder.

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as thereafter may become a party to the PNC facility (collectively the “Lenders”). Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million. Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential, and shall be used to make subordinated debt payments to Sigma, Sigma Berliner, Operis, and Pacific under the Notes, pay fees and expenses relating to entering into the PNC Facility, provide for BCI’s working capital needs and reimburse drawings under letters of credit issued by PNC, and assist in the acquisition of companies engaged in the same line of business as BCI.

Interest on the revolving advances shall accrue (a) for domestic rate loans, at a rate per annum equal to the higher of (i) the base commercial lending rate of PNC as publicly announced to be in effect from time to time, or (ii) the federal funds open rate plus 1/2 of 1%, and (b) for Eurodollar rate loans, at a rate per annum equal to (i) the rate at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (as displayed by Bloomberg), divided by (ii) one minus the reserve percentage requirement as determined by the Board of Governors of the Federal Reserve System. Such amounts are secured by a blanket security interest in favor of the Lenders that covers all of BCI’s receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property and proceeds of all of the foregoing.

The term of the PNC Facility is three years and shall terminate on April 17, 2011. BCI may terminate the PNC Facility at any time upon sixty (60) days’ prior written notice and upon payment in full of the obligations owing under the PNC Facility or any related documents. Upon such early termination by BCI, BCI shall pay the Lenders an early termination fee in an amount equal to (y) one half of one percent (0.50%) of $15.0 million if the early termination occurs on or before April 16, 2009, and (z) three eighths of one percent (0.375%) of $15.0 million if the early termination occurs on or after April 17, 2009 or on or before April 16, 2010.

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

The Sigma Note, the Pacific Note, the Operis Note and the Sigma Berliner Note (the “Notes”) were each junior to our $8.0 million line of credit with Presidential. On April 17, 2008, we entered into an Amendment to Note Purchase Agreement and Notes and Security Agreement Thereunder with Sigma, Pacific, Operis and Sigma Berliner, whereby the Note Purchase Agreement, Security Agreement and the Notes were amended to reflect the replacement of Presidential by PNC as the lender of a line of credit senior to the Sigma, Pacific, Operis and SBLLC debt and to raise the maximum amount of permissible senior debt to $15.0 million. Also on April 17, 2008, PNC entered into a Subordination and Inter-Creditor Agreement (the “Subordination Agreement”) with Sigma, Pacific, Operis and Sigma Berliner (the “Subordinated Investors”). Under the terms of the Subordination Agreement, the Subordinated Investors agreed to subordinate their security interests in the collateral securing each of the Notes, the related UCC-1 financing statements, and the obligations and indebtedness of BCI to the Subordinated Investors, up to $15.0 million in the aggregate, to the security interests of PNC (as agent for the Lenders) in the collateral securing the PNC Facility.

We will make periodic payments of interest throughout the life of the Notes. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement (the “Waiver”) with Sigma, Pacific, Operis and Sigma Berliner (the “Noteholders”) to lower the conversion price of the Notes from $1.10 to $1.00 per share.

On February 28, 2007, in connection with the Asset Purchase Agreement with Digitcom, J&J Leasing Partnership and the shareholders of Digitcom for the purchase certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership. The balance outstanding at March 31, 2008 was $1.2 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with PNC, borrowings under the Notes and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In addition, we are obligated to pay off our borrowings under the Notes in December 2008 unless the Noteholders elect to convert the Notes prior to that time. While we have received indications that the Noteholders will likely elect to convert the Notes, if they ultimately do not we will have to pay off the Notes from our then existing credit facility and/or cash from operations. If necessary, we can enter into negotiations with the Noteholders to refinance the Notes, but we can not provide any assurances that these negotiations would be successful, or completed on terms and conditions favorable to us. In the event we do not continue to generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. The cancellation and/or deferral of a number of projects from our largest customer may have a material impact on our ability to generate sufficient cash flow in future periods. We anticipate that certain cost savings strategies will be necessary unless and until our largest customer elects to proceed with these cancelled or deferred projects or we have obtained orders from other customers sufficient to replace these projects. In fact, in May 2008 we implemented a plan to reduce our workforce by approximately 10%. We may need to take additional cost savings measures if future revenues are not sufficient to support future operating expenses.

As of March 31, 2008, our backlog was approximately $52.5 million as compared to $30.9 million as of June 30, 2007. In the fourth quarter of fiscal 2008, our largest customer notified us to delay completing certain purchase orders, and has cancelled other existing purchase orders. While we are still evaluating the impact of these delays and cancellations, we expect them to negatively impact our backlog in the fourth quarter of fiscal 2008.

The net cash provided by (used in) operating, investing and financing activities for the nine months ended March 31, 2008 and 2007, is summarized below:

	Nine months ended
	March 31,
	2008	2007
Net cash provided by operating activities	$3,214	$120
Net cash used in investing activities	(900)	(2,352)
Net cash (used in) provided by financing activities	(3,550)	3,912

Cash provided by operating activities.

Net cash provided by operating activities in the nine months ended March 31, 2008 was approximately $3.2 million and $0.1 million in the nine months ended March 31, 2007. During the nine months ended March 31, 2008, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $8.1 million, which represents an increase of $6.4 million from the nine months ended March 31, 2007. This increase was primarily caused by net income of $6.4 million as compared to $1.0 million, and increases in non-cash charges of $0.6 million in depreciation and amortization, $0.3 million in amortization of deferred financing fees and $0.6 million in accretion of interest expense resulting from the issuance of warrants. We also realized an increase in accounts receivable of approximately $17.3 million due to increased revenue during the nine months ended March 31, 2008, and an increase in inventories of approximately $0.3 million due to anticipated increased usage. These were partly offset by an increase in accounts payable of approximately $1.7 million and an increase in accrued liabilities of approximately $9.5 million. In the nine months ended March 31, 2007, cash provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $1.7 million, an increase in accounts receivable of approximately $3.0 million, a decrease in accounts payable of approximately $1.3 million and an increase in accrued liabilities of approximately $2.7 million.

Cash used in investing activities.

Net cash used in investing activities was approximately $0.9 million and $2.4 million in the nine months ended March 31, 2008 and 2007, respectively. During the nine months ended March 31, 2008, cash used in investing activities was primarily used for the purchase of fixed assets. During the similar period ended March 31, 2007, $0.3 million was used for the purchase of fixed assets and $2.1 million was used to acquire Digitcom and Comtech.

Cash (used in) provided by financing activities.

Net cash used in financing activities was approximately $3.6 million in the nine months ended March 31, 2008 and net cash provided by financing activities was approximately $3.9 million in the nine months ended March 31, 2007. During the nine months ended March 31, 2008, net cash used in financing activities consisted of net repayments against our line of credit with Presidential of $2.9 million and repayment of long-term debt related to the Digitcom acquisition of $0.6 million. During the nine months ended March 31, 2007, net cash provided by financing activities consisted of payments against our credit facility net of borrowings of approximately $1.1 million, reductions of other debt obligations of approximately $0.4 million, debt issuance costs of approximately $0.6 million and proceeds from our 7% convertible notes of $6.0 million.

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term, assuming that the Noteholders elect to convert their Notes on or before December 29, 2008. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure that additional equity or debt financing will be available on acceptable terms, or at all. We expect our sources of liquidity beyond twelve months will be our then current cash balances, funds from operations, if any, our current PNC credit facility and any additional equity or credit facilities we can arrange.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Although we had net income during the quarters ended March 31, 2008, December 31 and September 30, 2007, and the years ended June 30, 2007 and 2006, we may not be profitable in future periods, either on a short or long-term basis. To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the nine months ended March 31, 2008, we derived 87% of our total revenue from two of our largest customers, and these customers represented 76% of our accounts receivable. Of those customers, one represented greater than 5% of net revenue and one represented greater than 81% of net revenue for the period. For the nine months ended March 31, 2007, we derived 90% of our total revenue from our three largest customers. Of those customers, one of them represented greater than 10% of net revenue for the period.

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

We anticipate a significant reduction in revenue from our largest customer in the fourth quarter of fiscal 2008 due to the cancellation or postponement of a number of projects.

We have been advised that our largest customer has slowed the implementation of initiatives related to projects we are performing for them. This customer has notified us of the cancellation of certain purchase orders, and has instructed us to delay the completion of other existing purchase orders. We expect this loss of revenue to have a material impact on our financial results, including our revenue and operating income, for the fourth quarter of fiscal 2008, and perhaps future quarters as well, unless and until this customer authorizes us to resume these projects or we obtain business sufficient to replace this lost revenue. We cannot predict when this customer will authorize us to complete these delayed purchase orders, or if they will do so at all, or whether we could replace this lost revenue through new or existing customers. These developments, while outside of our control, could materially impair our future operating results.

We may not be able to register the shares of common stock issuable upon conversion of our 7% Senior Subordinated Secured Convertible Notes due on December 29, 2008 and exercise of certain of our outstanding warrants, which may subject us to financial penalties.

The Note Purchase Agreement we entered into in connection with our financings with Sigma Opportunity Fund, LLC (“Sigma”), Pacific Asset Partners, LP (“Pacific”), Operis Partners I, LLC (“Operis”) and Sigma Berliner, LLC (collectively the “Noteholders”) requires that we file and make effective a registration statement with the SEC covering shares of common stock issuable upon conversion of each of the 7% Senior Subordinated Secured Convertible Notes due on December 29, 2008 (the “Notes”) and exercise of the accompanying warrants (the “Accompanying Warrants”). We were required to use our best efforts to have the SEC declare this registration statement effective prior to June 15, 2007, and we were unable to meet this deadline. Therefore, pursuant to the Note Purchase Agreement, we became subject to damages equal to 2% of the aggregate purchase price paid by each Noteholder for each of the first six months that we failed to meet the requirement. On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement with the Noteholders whereby the Noteholders agreed to waive this damages clause in exchange for our agreement to lower the conversion price of the Notes from $1.10 to $1.00 per share. Pursuant to this Waiver and Amendment to Note Purchase Agreement, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares. We were able to register only 1,295,047 shares of our common stock underlying certain of the Accompanying Warrants on a delayed or continuing basis (as required under the Note Purchase Agreement), and are obligated to register the remaining shares of common stock as we are able to in the future. If we are unable to meet the registration requirements set forth in the Waiver and Amended Note Purchase Agreement, we may be subject to additional damages.

We may not be able to repay our Noteholders in December 2008.

If the Noteholders do not elect to convert their indebtedness under our 7% Senior Subordinated Secured Convertible Notes on or before their maturity on December 29, 2008, and if we are unable to draw sufficient funds under our credit facility, then we may be unable to repay the full amount of the indebtedness due under these notes on the maturity date. If we cannot repay the indebtedness when it becomes due, this will trigger a default under the agreements with the Noteholders, and a default under the terms of our credit facility with PNC, and we will be subject to damages.

A default on our debt obligations could result in foreclosure on all of our assets.

We have replaced our credit facility with Presidential Financial Corporation of Delaware Valley with a new credit facility of up to $15 million with PNC Bank, National Association (the “PNC Facility”). The PNC Facility is secured by a blanket security interest that covers certain of BCI’s receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property (collectively, the “Collateral”) and proceeds of all of the Collateral. An event of default with respect to the PNC Facility could result in, among other things, the acceleration and demand for payment of all principal and interest due and the foreclosure on the Collateral. The sale of such Collateral at foreclosure would result in a substantial disruption in our ability to operate our business and could significantly lower our revenue and profitability. We may not be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

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
10.1
Revolving Credit and Security Agreement, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank, National Association as lender and agent. (Incorporated by reference to Exhibit 10.1 to a Form 8-K filed by the Registrant on April 23, 2008).

10.2
$15,000,000 Revolving Credit Note, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank, National Association as lender and agent. (Incorporated by reference to Exhibit 10.2 to a Form 8-K filed by the Registrant on April 23, 2008).

10.3
Guaranty & Suretyship Agreement, dated April 17, 2008, made by Berliner Communications, Inc. as guarantor on behalf of BCI Communications, Inc. and in favor of PNC Bank, National Association. (Incorporated by reference to Exhibit 10.3 to a Form 8-K filed by the Registrant on April 23, 2008).

10.4
Subordination & Intercreditor Agreement, dated April 17, 2008, by and among PNC Bank, National Association as agent for the lenders and Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners as the subordinated investors. (Incorporated by reference to Exhibit 10.4 to a Form 8-K filed by the Registrant on April 23, 2008).

10.5
Amendment to Note Purchase Agreement and Notes and Security Agreement Thereunder, dated April 17, 2008, by and among Berliner Communications, Inc., Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners. (Incorporated by reference to Exhibit 10.5 to a Form 8-K filed by the Registrant on April 23, 2008).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERLINER COMMUNICATIONS, INC.

Date: May 15, 2008	By:	/s/ Richard B. Berliner

Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Raymond A. Cardonne, Jr.

Raymond A. Cardonne, Jr.
Chief Financial Officer
(Principal Financial Officer)