Form 10-K
period 2008-06-30
BERLINER COMMUNICATIONS INC
filed 2008-09-29
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD __________ TO __________

Commission File Number 0-28579

BERLINER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2233445
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

97 LINDEN AVE. ELMWOOD PARK, NEW JERSEY 07407
(Address of Principal Executive Offices)

201-791-3200
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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on December 31, 2007, was approximately $4,468,000.

As of September 23, 2008, 26,391,612 shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III — Incorporated by reference to the registrant’s proxy statement to be mailed or sent to securities holders on or about October 24, 2008.

PART I

ITEM 1. BUSINESS

General

Berliner Communications, Inc. was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and in August of 1999 was reinstated as eVentures Group, Inc. (“eVentures”). In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”).

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc., currently named Old Berliner, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and Novo’s wholly-owned subsidiary. As part of this transaction, BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”). Berliner is now the public reporting entity, and all of our operations are run out of Berliner’s wholly-owned subsidiary, BCI. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI.

Prior to the Acquisition, Old Berliner provided wireless carriers with comprehensive site acquisition, construction and zoning services. Old Berliner was founded in 1995, and over the course of the following years, its service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carried on the operations of Old Berliner.

On February 28, 2007, BCI entered into an Asset Purchase Agreement with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition has expanded and strengthened our presence in Texas and the Midwest region. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian. This acquisition expanded our presence in Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington, and adds offices in Salem, Oregon and Tempe, Arizona. These acquisitions have allowed us to become a nationwide service provider for our customers, the most significant of which have nationwide operations that require the types of services we provide. These acquisitions have also expanded our customer base and have had a positive impact on our fiscal 2008 and 2007 financial results.

With the consummation of these acquisitions, BCI is now a leading self-performing, full service vendor to the wireless communications industry, providing a wide range of services, on a nationwide basis. Our core activities include site acquisition and zoning; infrastructure equipment construction and installation; network services; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. We provide some combination of these services primarily to companies in the wireless telecommunications and/or data transmission industries and, to a lesser extent, to utility companies and government entities. Our customers rely on us to assist them in planning, locating sites and leasing space for wireless communication transmission systems.

An Overview of Our Markets and Products

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning. Our infrastructure construction and technical services segment consists of the following service lines: infrastructure equipment construction and installation, radio frequency and network design and engineering, radio transmission base station modification, in-building network design, engineering and construction, project management, specialty communication services, configured solutions and power system solutions. Our site acquisition and zoning segment stands as a separate service line. Each of these lines, as well as the business of our site acquisition and zoning segment, is described below.

Infrastructure Equipment Construction and Installation. Infrastructure equipment construction and installation services are the key drivers of our business, and the majority of our revenue comes from this service offering. The quality of the installation work in a wireless telecommunications system build-out is one of the most critical aspects of its performance. Once the necessary site acquisition steps have been completed, materials to construct a tower are ordered from a fabricator. In some cases, equipment and materials are ordered to modify an existing site. Depending on our customers’ needs, we could be involved in all aspects of site acquisition, construction and installation. Installation could involve clearing sites, laying foundations, bringing in utility lines and installing shelters and towers. Once we finish this part of the process, we install equipment and landscape the site. The site is now ready to be put into service once the remainder of the network is completed. Installation may start once the preliminary work has been completed and the individual “cell site” or switch location is ready to be built. Every site is then tested with a simulation to see what levels of line loss exist and how the transmission systems perform. Since we operate in many urban areas, often our business is contracted to build cell sites on existing buildings. This includes installing equipment on roof tops, parapets and building facades. We manage everything from “one-off” projects involving a single site to “long-range” installation projects involving hundreds or possibly thousands of sites. These large projects involve significant financial and operational resources and planning and project management skills that we believe distinguish us from many of our competitors, particularly our smaller competitors.

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

Radio Transmission Base Station Modification. We currently perform cellular base station upgrades and modifications for wireless telecommunications carriers. This work involves upgrades to existing hardware as well as adding new hardware such as radios, duplexers, power systems and site controllers. This work is essential for enhancing network capacity and paving the way to the deployment of new networks using new technologies, including third generation, or 3G, and fourth generation, or 4G, systems. In order to minimize the impact on existing wireless customers, most of the upgrade or modification work must be performed at night during a so-called “maintenance window” between the hours of 11:00 PM and 5:00 AM. Carriers generally entrust this kind of work only to trained, capable vendors, such as BCI, who can reliably and successfully complete the work at each site during such timeframes.

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

Project Management. We also supervise all of the efforts associated with a project, whether it involves one or more of the foregoing services or a “turn-key” solution, so the carrier can ultimately broadcast from the newly configured site. Project management includes vendor management, project planning and preparation, budget tracking, and engineering and construction coordination. A single project may involve thousands of individual sites, and we believe our ability to manage projects of this size and complexity distinguishes us from some of our competitors who do not have our experience or resources in this area.

Specialty Communication Services. Our specialty communication services division provides enhancements to existing wireless and wired telephone and computer networks designed to improve productivity for a specified application. We provide microwave systems where voice or video over land lines is not feasible. We also provide “structured cabling services” to provide voice, data and video over traditional copper and fiber networks. We believe this business presents a significant growth opportunity for us, and we intend to grow this aspect of our business during fiscal 2009.

Configured Solutions. In early fiscal 2008, we introduced a configured solutions service offering, designed to supplement our other business lines by providing logistics services to our customers and to other third parties that may not have the facilities, resources or capabilities that we do. These services include transportation, tracking, storing and delivering of equipment, and configuring and testing equipment at our locations. Our diverse geographic locations provide an excellent platform for these services, and we have the expertise in-house for the testing and configuration work. We believe this will provide an additional source of revenue, allow us to further utilize existing resources and facilities and provide yet another service that our customers need and not all of our competitors can offer.

Power System Solutions. In late fiscal 2008, we created our Green Energy Group. This Division provides a complete portfolio of traditional network power equipment integrated with “environmentally friendly” or “Green” primary and backup power solutions. These solutions are designed to meet our customers’ growing network needs and help address the growing environmental challenges BCI and our customers feel strongly about. While the regulations have not yet been finalized, the Federal Communications Commission, or FCC, has proposed a mandate that wireless carriers provide for eight-hour power back-up solutions for their networks. As our customers work to develop power solutions for their networks given the FCC’s mandate, we believe we will be positioned to provide a wide array of power options for their consideration, including hydrogen fuel cells, micro turbines, solar and wind power solutions. These new product and service offerings will seamlessly integrate with our existing network installation and technical services business. We have many years of experience with the installation of back-up power systems, primarily generators and batteries, and this makes the addition of the Green Energy Group a natural extension of what we believe we already do very well.

Site Acquisition and Zoning. We began our business providing primarily site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennas and equipment. The telecommunications companies are typically able and willing to pay fees for the rights to place their equipment in such strategic locations. Facility owners are generally eager to earn additional income from their properties. We generate fees by introducing telecommunications companies and real estate managers. We identify appropriate properties, negotiate the transactions and handle the administrative details. We also use our accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities, and offer customers assistance in acquiring the necessary permits, entitlements and approvals that are required by various municipalities. We also prepare all zoning applications that may be needed, attend any necessary hearings and obtain any required land use permits to begin installation.

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

Following acceptance of a wireless network design, access to land or building rooftops must be secured for towers or telecommunications equipment, including radio base stations, antennae and supporting electronics. Each site must be qualified in a number of areas, including zoning ordinance requirements, regulatory compliance and suitability for construction. Detailed site location designs are prepared, and radio frequency engineers review interference to or from co-located antennae. Construction and equipment installation then must be performed, and site performance is measured after completion of construction. Finally, professional technicians install and commission the new radio equipment, test it, integrate it with existing networks and tune the components to optimize performance.

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

Finally, as new technologies are continuously developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as late second generation, third generation and fourth generation (“2.5G”, “3G” and “4G,” respectively), onto an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network. A significant portion of business today is modifying existing sites by overlaying new technologies, as well as developing new sites for wireless carriers and others.

Growth and Evolution of the Wireless Telecommunications Industry

Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. According to the Cellular Telecommunications and Internet Association, or CTIA, there were approximately 255.4 million wireless subscribers in the United States in 2007, up from 207.9 million in 2005. These subscribers used 2.1 trillion minutes, up from 1.5 trillion in 2005 and 431.9 million in 1995. This usage accounted for approximately $138.9 billion in wireless service revenue in 2007, an increase of 22% from the prior year. Also according to the CTIA, there were 213,299 cell sites in the U.S. in 2007, up from 183,689 in 2005 and 22,633 in 1995. Clearly the wireless industry continues to be in a strong growth mode, and we expect that to continue for the foreseeable future.

Wireless access to the Internet is also growing rapidly as web-enabled devices become more accessible. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies, such as those embodied in 3G and 4G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, Wi-Fi, WiMax, music on-demand, mobile-banking, locations-based services and interactive games. We believe that as new technologies are introduced, network upgrades will become necessary, and we will be well-positioned to assist our customers with the required upgrade work as we have the technical expertise, experience and capabilities to handle this work on a large scale, nation-wide basis. We believe that the industry’s commitment to adopt LTE (long term evolution) or WiMax equipment, both of which will generate significant capital expenditures by the major carriers, will provide the potential for significant opportunities for us over the next several years. Our company is a significant beneficiary of cell site modification work in the wireless business, particularly because we are technology neutral. Therefore, we are positioned and trained to assist our customers regardless of the technology they adopt, for example, LTE or WiMax.

Industry Challenges

During the past several years, the major wireless carriers began evaluating their costs for engineering and constructing wireless sites and, as a result, those expenses became an important issue. At that time, several well-funded private and public firms entered the industry as high-level general contractors. These larger companies, sometimes referred to as “consolidators”, include such companies as Bechtel Corporation and General Dynamics Corporation. These and other similarly situated companies put themselves between the larger wireless service providers, like Sprint Nextel, AT&T Wireless Services, Inc., Verizon Wireless, T-Mobile USA, Inc., and MetroPCS and their former contractors, such as us, by negotiating flat rate pricing. Many contracting firms entered into agreements with limited knowledge of the actual cost to complete the work, resulting in many lower than market bids. As a result, many smaller subcontractors could not compete at such reduced margins. During 2004, the wireless carriers also significantly reduced the number of sites they were going to build. These factors contributed to industry attrition in the equipment construction and installation sector. They also had a severe negative effect on the profitability of companies such as ours during that time. Today, we have the size, scope and resources to establish direct-to-carrier relationships. In addition, carriers are contracting with original equipment manufacturers, or OEMs, such as Ericsson, Samsung, Nokia and Motorola, to perform installation services, and we have been working directly with these OEMs to assist with these installation projects.

Position in Industry

We believe that the large wireless carriers have not been entirely satisfied with their experience with some of the large contracting or project management firms, and that this dissatisfaction created an opportunity for full service, “self-performing” firms, such as BCI, with the ability to handle significant volume, to take over a portion of the work currently being performed by such firms. Now that we have become what is known as a “tier one” service provider, we receive purchase orders directly from the end user customer, the wireless carriers. This situation enhances our profitability by removing a layer of costs from our projects. We expect to continue to benefit from new developments in wireless technology and additional consolidation in the telecommunications industry.

Key Drivers of Change in Our Business

The key drivers of change in the wireless telecommunications industry have been:

•	the introduction of new services or technologies;
•	the increase in the number of subscribers served by wireless service providers;
•	the increasing complexity of wireless systems in operation;
•	continuing , merger, acquisitions and divestitures the telecommunications sector;
•	the issuance of new or additional licenses to wireless service providers; and
•	the increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.

Each of these key drivers is discussed below:

The introduction of new services or technologies. The rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases have resulted in wireless service providers and equipment vendors outsourcing an increasing portion of their network services development work to companies such as ours. For example, new technologies such as text messaging, Internet access and video streaming to cellular telephones have driven wireless carriers to continually expand and enhance their networks. Such efforts involve providing both additional network capacity and expanded geographic coverage to address wireless customers’ expectation of network quality, speed and service. Therefore, wireless service providers have retained firms such as ours that have the technical expertise, experience and resources to assist with this network development and enhancement.

The increase in the number of wireless subscribers served by wireless providers. The number of wireless subscribers in the United States continues to increase rapidly. This creates an increase in usage by those subscribers and a scarcity of wireless spectrum, which requires carriers to expand and optimize system coverage and capacity to maintain network quality. The wireless carriers have engaged companies such as ours to increase the coverage and capacity of their networks. The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources. Our customers also need companies such as ours to supplement their internal resources to address these developments.

The increasing complexity of wireless systems in operation. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies, such as WiMAX or 4G, with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network. If the wireless carrier elects to upgrade an existing network, we can provide the services necessary to implement such an upgrade. If the carrier elects to deploy a new network, we can also provide the services necessary to implement this new development. For companies such as ours, the type of technology that our customers deploy or their decisions on whether to build new or upgrade existing networks is not critical. The driver for our business is the rapid growth of technology and increasing complexity of the networks that requires carriers to hire companies such as ours on an ongoing basis.

Continuing mergers, acquisitions and divestitures in the telecommunications sector. In light of recent consolidation in the telecommunications sector, wireless service providers are faced with issues regarding the integration of separate telecommunications networks. This may provide us with the opportunity to provide services relating to performing network compatibility testing and resolving integration issues. We provide significant modification work to existing networks besides the construction of new wireless sites. In addition, when companies divest themselves of divisions or business units, this also provides opportunities and potential new customers for us. For example, in May 2008, our largest customer, Sprint Nextel Corporation, announced an agreement with Clearwire Corporation to form a new wireless communications company called Clearwire. According to Sprint, Clearwire will be focused on deploying the first nationwide mobile WiMAX network, which will offer enhanced speed and access to the Internet, among other things, for Clearwire customers. Clearwire is being funded by various other strategic partners, including Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Brighthouse Networks. We believe this type of transaction, with the addition of significant financial support from strategic partners, provides an excellent opportunity for companies such as ours to participate in the build-out of the WiMAX networks by Clearwire, while continuing to provide ongoing services to Sprint as it looks to upgrade and enhance its existing networks.

The issuance of new or additional licenses to wireless service providers. The Federal Communications Commission, or FCC, has issued, and we expect it will continue to issue, new licenses to wireless service providers that we believe will present new opportunities for us. For example, in the first few months of 2008, the FCC auctioned a significant number of licenses in the 700 MHz spectrum. This introduction of new licenses allows new entrants into the industry who will need to develop new networks. After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be deployed and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation must then be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance. We believe we are well positioned to service these needs.

The increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.  There has been and we believe there will continue to be increased spending on rebuilding and improving other communications networks, including wireless and wired data, video and voice networks, particularly those dedicated to public safety and homeland security communications.  We currently service this growing market, and we plan on developing further expertise and adding resources to this area, specifically through the growth of our Specialty Communications Services division. The FCC has recently announced that it will once again attempt to sell certain “D-Block” licenses to support public safety networks across the country. We believe the D-Block licenses will ultimately be purchased, additional networks will be developed to support these frequencies, and this will lead to additional opportunities for network development and installation companies such as ours.

Plan of Operation

We believe it will be necessary to take the following steps within the next 12 months in order to meet our revenue goals and to achieve increased profitability:

Increase Business Development Activities. We recognize the need to increase our focus on business development, customer retention and the diversification of our customer base. We anticipate achieving this result though a variety of means, including, without limitation, hiring additional business development staff, increasing our exposure at trade shows and customer-sponsored events, and increasing our marketing efforts in an organized and effective manner. During fiscal 2008, we assembled a business development team dedicated entirely to our efforts in this area, which has already achieved positive results by winning new business around the country, expanding relationships with existing customers and diversifying our customer base.

Increase Subcontractor Base. As we experience increased demand for our services, we will have to be flexible and utilize subcontractors in order to meet construction schedules to the extent we are unable to staff such jobs with existing staff. We have a robust qualification process for our subcontractors, and we believe our ability to locate and retain high quality, reliable subcontractors that meet our qualifications will be a significant part of our ability to achieve our growth goals. To that end, we have implemented an Internet based electronic payables system that allows our subcontractors to invoice us electronically, significantly easing the burden on our administrative staff, speeding up our payments to our subcontractors and helping us maintain our goal to be a “green” company by eliminating a significant amount of paper from the payment process. We have also implemented a Subcontractor Bill of Rights, making it clear that we treat our subcontractors as important members of our service team, and we believe our positive relationships with our subcontractors is a significant asset for our customers, reduces project-related disputes and distinguishes us from many of our competitors, specifically some of our larger competitors.

Increase Marketing Activities. Although we have achieved recognition in the wireless area, we believe that our typical customer may not be aware of our entire range of services. For example, one set of our customers may recognize us for our site acquisition and zoning or infrastructure equipment construction and installation services without being aware that we also provide radio frequency and network design and engineering services. Accordingly, we have recognized a need to create and implement a marketing plan to market us as a provider of the full range of wireless services. Our integrated service package might be of interest not only to potential customers looking for complete “turn-key” solutions but also clients who are more interested in an “a la carte” approach to their wireless needs. We have hired a Director of Marketing to assist with these efforts and provide the appropriate amount of focus to achieve our desired results in this area.

Seek Additional Strategic Acquisitions and Integrate Recent Acquisitions. In fiscal 2009, we plan to acquire compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have (i) service offerings that supplement, and not necessarily overlap with, our existing service offerings, (ii) an expansive customer base that will allow us to diversify our customer concentration, and (iii) a favorable financial profile. In Fiscal 2007, we acquired the assets and businesses of Digitcom and Radian, and these acquisitions have expanded our customer base, geographic presence, and number of employees. We believe we have successfully managed the associated growth and the integration of these companies into our business, and that this was an important part of our success in fiscal 2008. We will need to continue to see strong results from these offices to achieve our fiscal 2009 goals, in addition to successfully managing and integrating any new businesses we may acquire.

Competition

The telecommunications industry is highly competitive. It is difficult to clearly identify our competitors because we offer such a wide breadth of service offerings and many companies provide services similar to ours. However, we currently believe that our most significant competitors include WFI Deployment Services, NSORO LLC (now owned by MasTec), Goodman Networks Inc., Bechtel Corporation, and General Dynamics Corporation. Some of these competitors have greater capital resources, longer operating histories, larger customer bases, and more established industry relationships than we do. We distinguish ourselves from our competitors by being large enough to provide the resources our customers need on a nationwide, self-performing basis, while still maintaining our ability to be responsive, on a local level, to customer specific tasks that arise during any given engagement for services.

Government Regulation

Although we are not directly subject to any FCC or similar government regulations, the wireless networks that we design, deploy and manage are subject to these requirements. Those requirements dictate that the networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases, accept interference from other services. Those networks are also subject to certain state and local government regulations and requirements. Other FCC regulations, such as the proposed requirement for wireless carriers to maintain eight-hour back-up power supplies for their cell sites, affect our business by driving our customers to pay for additional services to meet these requirements, which we can provide.

Major Suppliers and Vendors

Historically, we have relied upon our own employees and subcontractors to perform services in order to fulfill our contractual obligations. Currently, the costs attributable to subcontractors represent approximately 72% of our cost of revenues. Over 39% of our subcontractor costs relate to fees paid to electrical and architectural and engineering (“A&E”) firms, as we do not hold electrical or A&E licenses in any of the jurisdictions where we operate. We do not rely on any one subcontractor, and we must utilize subcontractors that meet our qualification standards, timeframes and the contractual requirements of our customers.

Major Customers

As of and for the year ended June 30, 2008, we derived 84% of our total revenues from our two largest customers, and those customers represented 62% of our accounts receivable. During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenues. Our work for Sprint Nextel includes 4G, or WiMax (work for their Xohm Division), CDMA (Code-Division Multiple Access) and IDEN (Integrated Digital Enhanced Network) work.

As of and for the year ended June 30, 2007, we derived 87% of our total revenues from our two largest customers, and those customers represented 77% of our accounts receivable. During the year ended June 30, 2007, Sprint Nextel Corporation represented 80% and T-Mobile USA, Inc. represented 7% of our total revenues.

Seasonality

Incidents of inclement weather, particularly in the winter months in the northern parts of the country, hinder our ability to complete certain outdoor activities relating to the provision of certain of our services. Demand for our services is typically higher in the last few months of the calendar year, due primarily to acceleration of most customers’ capital expenditures for completing year-end projects, with a corresponding decrease in activity during the first few months of the following calendar year, typically because customers are evaluating their plans for such capital expenditures for the coming year during that period.

Backlog

As of June 30, 2008 and 2007, our backlog was approximately $15.2 million ($11.1 million in infrastructure construction and technical services and $4.1 million in site acquisition and zoning) and $30.9 million ($16.9 million in infrastructure construction and technical services and $14.0 million in site acquisition and zoning), respectively. In the fourth quarter of fiscal 2008, our largest customer notified us to delay completing certain purchase orders, and has cancelled other existing purchase orders. As a result, our backlog has decreased from $52.5 million as of March 31, 2008 to $15.2 million. We believe substantially all of our backlog at June 30, 2008 will be filled within the fiscal year ending June 30, 2009.

Employees

As of June 30, 2008, we employed 330 full-time and 12 part-time employees. We anticipate the need to increase our work force as additional contracts for projects are received. None of our employees are represented by labor unions.

ITEM 1A. RISK FACTORS

Although we have had net income in prior periods and in the current period, we have experienced losses in the past and we may never achieve sustained profitability.

Although we had net income during the years ended June 30, 2008, 2007 and 2006, we may not be profitable in future periods, either on a short or long-term basis. To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

As of and for the year ended June 30, 2008, we derived 84% of our total revenues from our two largest customers, and those customers represented 62% of our accounts receivable. During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenues.

As of and for the year ended June 30, 2007, we derived 87% of our total revenues from our two largest customers, and those customers represented 77% of our accounts receivable. During the year ended June 30, 2007, Sprint Nextel Corporation represented 80% and T-Mobile USA, Inc. represented 7% of our total revenues.

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

We experienced a significant reduction in revenue from our largest customer in the fourth quarter of fiscal 2008 due to the cancellation or postponement of a number of projects.

During the fourth quarter of fiscal 2008, we were advised that our largest customer had slowed the implementation of initiatives related to significant projects we were performing for them. This customer notified us of the cancellation of certain purchase orders, and instructed us to delay the completion of other existing purchase orders. This loss of revenue had a material impact on our financial results, including our revenue and operating income, for the fourth quarter of fiscal 2008, and we expect it to negatively impact our first and second quarter fiscal 2009 financial results. We cannot predict when this customer will authorize us to complete these delayed purchase orders, or if they will do so at all, or whether we could replace this lost revenue through new or existing customers. These developments, while outside of our control, could materially impair our future operating results.

Our recent rapid growth has created challenges for our management, systems and resources, and this may impact our ability to effectively manage future growth, if any.

We have grown rapidly during fiscal 2008 and 2007. In early calendar 2007, we acquired three new businesses. In fiscal 2008, our sales volume increased from $55 million to $128 million. This rapid growth strained our systems, processes, resources, management and other infrastructure and support mechanisms. We expect that any future growth may create additional challenges. To manage the anticipated growth of our operations, we will be required to:

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

The market for our services is characterized by rapid change and technological improvements. If we are unable to respond in a timely and cost-effective way to these technological developments, this would result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenue from creating wireless networks that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

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

The nature of our construction business exposes us to potential liability claims and contract disputes that may negatively affect our results of operations.

We engage in construction activities, including the oversight of engineering firms, for wireless networks where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of insurance limits at locations constructed by us could result in significant liability claims against us, which claims may negatively affect our results of operations, perhaps materially. In addition, if there is a customer dispute regarding our performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our results of operations would be negatively impacted, perhaps materially.

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

As a service business, our ultimate success depends significantly on our ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical and interpersonal skills. Competition for employees with the required range of skills fluctuates, depending on customer needs, and can be intense, particularly for radio frequency engineers. At times, we have had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects. In addition to recruitment difficulties, we must fully and properly train our employees according to our customers’ technology requirements and deploy and fully integrate each employee into our customers’ projects. Competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements. This process is costly, and resource constraints may impede our ability to quickly and effectively train and deploy all of the personnel required to staff a large project.

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

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. The telecommunications market, where we principally compete, is particularly cyclical in nature. Such industries have historically been, and will continue to be, vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and our performance may continue to be volatile, depending upon the demand for future projects in the industry.

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

There is a lack of a public market for our shares, which limits our shareholders’ ability to sell their shares.

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

We may not be able to register the shares of common stock issued upon conversion of our 7% Senior Subordinated Secured Convertible Notes and exercise of the accompanying warrants, which may subject us to financial penalties.

The Note Purchase Agreement we entered into in connection with our financings with Sigma Opportunity Fund, LLC (“Sigma”), Pacific Asset Partners, LP (“Pacific”), Operis Partners I, LLC (“Operis”) and Sigma Berliner, LLC (collectively the “Noteholders”) requires that we file and make effective a registration statement with the SEC covering the shares of common stock issued upon conversion of each of the 7% Senior Subordinated Secured Convertible Notes (the “Notes”) and exercise of the accompanying warrants. We have agreed to use our best efforts to register the shares issued for the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares. We were able to register only 1,295,047 shares of our common stock underlying certain of the Accompanying Warrants on a delayed or continuing basis (as required under the Note Purchase Agreement), and are obligated to register the remaining shares of common stock as we are able to in the future. If we are unable to meet the registration requirements set forth in the Waiver and Amended Note Purchase Agreement that we entered into with the Noteholders on September 27, 2007, we may be subject to damages.

A default on our debt obligations could result in foreclosure on all of our assets.

In April 2008, we replaced our credit facility with Presidential Financial Corporation of Delaware Valley with a new credit facility of up to $15 million with PNC Bank, National Association (the “PNC Facility”). The PNC Facility is secured by a blanket security interest that covers certain of BCI’s receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property (collectively, the “Collateral”) and proceeds of all of the Collateral. An event of default with respect to the PNC Facility could result in, among other things, the acceleration and demand for payment of all principal and interest due and the foreclosure on the Collateral. The sale of such Collateral at foreclosure would result in a substantial disruption in our ability to operate our business and could significantly lower our revenue and profitability. We may not be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

If we fail to accurately estimate costs and other factors associated with contracts accounted for using the percentage-of-completion method of accounting, this may reduce our profitability.

We recognize revenue and profit on our contracts as the work progresses using the percentage-of-completion method of accounting. Under this method, contracts in progress are valued at cost plus accrued profits less earned revenue and progress payments on uncompleted projects. This method relies on estimates of total expected contract revenue and costs.

Contract revenue and total cost estimates are reviewed and revised monthly as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of revision. Adjustments are reflected for the fiscal period affected by those revised estimates. If estimates of costs to complete long-term projects indicate a loss, we immediately recognize the full amount of the estimated loss. Such adjustments and accrued losses could result in reducing our profitability.

We may incur goodwill and other intangible impairment charges which could reduce our profitability.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we review the carrying values of our goodwill and indefinite lived intangible assets at least annually. We determine the fair value of businesses acquired (reporting units) and compare it to the carrying value, including goodwill, of such businesses. If the carrying value exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value. Accordingly, an impairment charge would be recognized for the period identified which would reduce our profitability.

ITEM 2. PROPERTIES

As of June 30, 2008, we had leases or contractual arrangements to utilize approximately 234,593 square feet for our operations, as set forth below:

	Size in		End of
Location	Square Feet	Description	Lease Term
20 Bushes Lane	15,800	Office and warehouse space	December 2008
Elmwood Park, NJ
97 Linden Avenue *	13,000	Office and warehouse space	August 2008
Elmwood Park, NJ
270 Market Street **	34,780	Office and warehouse space	April 2013
Saddle Brook, NJ
18-01 Pollitt Drive	76,926	Office and warehouse space	December 2017 ***
Fair Lawn, NJ
1100 Taylors Lane	10,209	Office and warehouse space	November 2008
Cinnaminson, NJ
45 Stouts Lane	5,000	Office and warehouse space	November 2011
Monmouth Junction, NJ
8300 Stayton Drive	19,853	Office and warehouse space	November, 2010
Jessup, MD
215 Pineda Street	4,500	Office and warehouse space	September 2008
Longwood, FL
2580 N. Powerline Road	7,600	Office and warehouse space	February 2010
Pompano Beach, FL
1210 West Alameda Drive	2,460	Office space	Month-to-month
Tempe, AZ
95 Ryan Drive	6,500	Office space	March 2010
Raynham, MA
14270 Albers Way	10,607	Office and warehouse space	December 2010
Chino, CA
9401 Watson Industrial Park	5,000	Office and warehouse space	November 2008
Crestwood, MO
4550 Cooper Sage Street	3,750	Office space	November 2008
N. Las Vegas, NV
4280 25th Street NE	6,000	Office and warehouse space	Month-to-month
Salem, OR
15030 Highway 99	12,608	Office and warehouse space	March 2010
Lynwood, WA

* One third of the office space is sub-leased ** Warehouse space is sub-leased *** Based upon a commencement date of January 1, 2009, See Note 11

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

From	To	Ticker	Market
September 17, 2005	Present	BERL	OTCBB

The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	Low	High
June 30, 2008	$1.10	$1.60
March 31, 2008	1.15	2.00
December 31, 2007	1.02	1.20
September 30, 2007	1.01	1.20
June 30, 2007	1.01	1.35
March 31, 2007	0.51	2.00
December 31, 2006	0.31	1.46
September 30, 2006	0.55	1.46

Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.

As of June 30, 2008, there were 450 holders of record of our common stock.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of June 30, 2008, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

				Number of securities
				remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (A)

Equity compensation on plans approved by security holders	1,430,576	(a)	$19.71	2,644,331

Equity compensation on plans not approved by security holders	18,704	(b)	$6,786.00	None
	1,449,280		$107.04	2,644,331

(a)	Represents options granted under our 1999 Omnibus Securities Plan and our 2001 Equity Incentive Plan, each of which was approved by our stockholders (the “Option Plans”).
(b)	Represents options granted under stand-alone option agreements, which were not associated with the Option Plans, and which vested over three or four year periods.

Dividend Policy

We have not paid cash dividends on our common stock nor do we anticipate doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with our consolidated financial statements and their notes included elsewhere in this Annual Report. See “Forward-Looking Statements” and Item 1A - Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.

Business

We are a leading contractor to the wireless communications industry, providing a wide range of services primarily to wireless and traditional telecommunications carriers. Our core activities include communications infrastructure equipment construction and installation; site acquisition and zoning to support communication network build-outs; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. We also provide specialty communication services, configured solutions and power system solutions. We provide some or all of these services to our customers, most of which are companies in the wireless telecommunications and/or data transmission industries, as well as to utility companies and government agencies and municipalities. Our customers rely on us to assist them in planning, site location and leasing. For a more complete discussion of our business, see Item 1 of this Annual Report entitled “Business”.

On February 28, 2007, we entered into an Asset Purchase Agreement with Digital Communication Services, Inc. and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded and strengthened our presence in Texas and the Midwest region. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian. This acquisition expanded our presence in Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington, and added offices in Salem, Oregon and Tempe, Arizona. These acquisitions have allowed us to become a nationwide service provider for our customers, the most significant of which have nationwide operations that require the types of services we provide. These acquisitions have also expanded our customer base and have had a positive impact on our fiscal 2008 and 2007 financial results.

Basis of Presentation

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning.

YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007
(amounts in thousands unless otherwise stated)

Revenues

	Fiscal Years Ended
	June 30,
	2008	2007	Increase
Infrastructure construction and technical services	$98,563	$43,501	$55,062
Site acquisition and zoning	29,809	11,634	18,175
Total	$128,372	$55,135	$73,237

We had revenues of $128.4 million for the year ended June 30, 2008, versus $55.1 million for the year ended June 30, 2007. This represents an increase of $73.2 million, or 133%. This increase is primarily due to significant growth in our infrastructure construction and technical services segment and to significant awards of new business from our top customers during the first half of fiscal 2008. In addition, approximately $19.2 million of this increase is attributable to the Digitcom and Radian acquisitions in the third and fourth quarters of the fiscal year ended June 30, 2007.

Revenues from infrastructure construction and technical services increased $55.1 million, or 127% for the year ended June 30, 2008 as compared to the year ended June 30, 2007, and accounted for approximately 77% and 79% of total revenues for these years, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $16.1 million, or 29% of the increase.

Site acquisition and zoning increased $18.2 million, or 156% for the year ended June 30, 2008 as compared to the year ended June 30, 2007, and accounted for approximately 23% and 21% of total revenues for these years, respectively. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $3.1 million, or 17% of the increase. We expect this mix of segment revenue to remain substantially the same during the fiscal year ending June 30, 2009.

Because of the nature of our business, we win and begin projects on an irregular basis, and therefore, we expect to see considerable variability in our quarterly results during fiscal 2009. In fiscal 2008, for example, we had an extraordinarily strong second quarter because of a significant push by our largest customer to complete a large number of jobs in this period. In the fourth quarter of fiscal 2008, this customer cancelled certain purchase orders, and instructed us to delay the completion of other existing purchase orders. We expect this to impact our financial results in the first and second fiscal quarters of fiscal 2009, and therefore, we do not believe the financial results of these quarters will match the results of the first and second quarters of fiscal 2008.  We consider our annual results to be the most appropriate measure for evaluating our business because of the quarterly variability of our results.

Cost of Revenues

	Fiscal Years Ended
	June 30,
	2008	2007	Increase
Infrastructure construction and technical services	$64,643	$29,674	$34,969
Site acquisition and zoning	18,809	7,601	11,208
Total	$83,452	$37,275	$46,177

Our cost of revenues was $83.5 million and $37.3 million for the years ended June 30, 2008 and 2007, respectively. This represents an increase of $46.2 million, or 124%, during a period when sales increased 133%. These amounts represent 65% and 68% of total revenues for the years ended June 30, 2008 and 2007, respectively.

Cost of revenues for infrastructure construction and technical services increased $35.0 million for the year ended June 30, 2008 as compared with the year ended June 30, 2007. This represents an increase of approximately 118% during a period when sales for this segment increased 127%. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $11.2 million of the total cost of revenues for this segment during Fiscal 2008.

Cost of revenues for site acquisition and zoning services increased $11.2 million for the year ended June 30, 2008 from the similar period ended June 30, 2007. This represents an increase of approximately 147% during a period when sales for this segment increased 156%. Newly acquired regional markets resulting from the Digitcom and Radian acquisitions accounted for approximately $2.3 million of the total cost of revenues for this segment during Fiscal 2008.

Gross Margin

	Fiscal Years Ended
	June 30,
	2008	2007	Increase
Infrastructure construction and technical services	$33,920	$13,827	$20,093
Site acquisition and zoning	11,000	4,033	6,967
Total gross margin	$44,920	$17,860	$27,060

Our gross margin for the years ended June 30, 2008 and 2007 was $44.9 million and $17.9 million, or 35% and 32% of revenues, respectively.

Gross margins increased because of a large number of premature job closeouts by our largest customer in the fourth quarter of fiscal 2008. The revenue associated with these jobs is accounted for under the percentage-of-completion method of accounting using revenue and performance milestones as a method of estimating percentage of completion. This estimated percentage of completion is applied to the total estimated contract cost in order to accrue costs each quarter. When this large number of jobs was prematurely terminated, we reversed certain costs that we had previously accrued in this manner. This reversal lowered our cost of revenues and increased our reported gross margin. Absent these job cancellations in the fourth quarter, our gross margin for fiscal 2008 would have been approximately 30%, or slightly lower than our fiscal 2007 gross margin. We have historically had a gross margin in this range, and we believe that our gross margin will remain in this range going forward as long as our business mix remains substantially the same.

Selling, General and Administrative Expenses

	Fiscal Years Ended
	June 30,
	2008	2007	Increase
Infrastructure construction and technical services	$20,885	$11,964	$8,921
Site acquisition and zoning	4,818	2,650	2,168
Total	$25,703	$14,614	$11,089

Selling, general and administrative expenses for the year ended June 30, 2008 was $25.7 million as compared to $14.6 million for the year ended June 30, 2007. This represents an increase of approximately $11.1 million, or 76% during a period when revenues increased 133%. $4.4 million of this increase represents additional expenses relating to the operations of the markets we acquired in the third and fourth quarters of fiscal 2007. $4.6 million represents additional payroll expenses in existing markets relating to increased staffing levels necessary to facilitate the increased sales and expected continued growth of our existing operations. Additionally, we recognized increased spending of approximately $0.3 million in insurance premiums, $0.6 million in accounting and legal fees and a decrease of $0.2 million for an additional provision for potential New Jersey sales taxes.

Depreciation and Amortization

Depreciation expense for the year ended June 30, 2008 was $0.8 million as compared to $0.4 million for the year ended June 30, 2007. This represents an increase of $0.4 million. The increase was primarily caused by an increase in purchases of property and equipment, including those acquired through the acquisitions of Digitcom and Radian.

Amortization expense for the year ended June 30, 2008 was $0.4 million as compared to $0.1 million for the year ended June 30, 2007. This represents an increase of $0.3 million. This increase was caused by a full year of amortization of amortizable intangible assets related to the acquisitions of Digitcom and Radian as compared to less than a full year in fiscal 2007.

Interest Income and Expense

Interest income for the year ended June 30, 2008 was $71 thousand, an increase of $34 thousand from $37 thousand for the year ended June 30, 2007. This increase was caused by the additional cash and cash equivalents we received as a result of our cash provided by operations and financing transactions with Sigma Opportunity Fund and its affiliates and non-affiliated co-investors during the second and third quarters of fiscal 2007 (the “Sigma Transactions”).

Interest expense for the year ended June 30, 2008 was $1.4 million. This represents an increase of $0.8 million from $0.6 million for the year ended June 30, 2007. This increase was caused by additional debt incurred related to the Sigma Transactions, our issuance of a promissory note as part of the purchase price for our acquisition of Digital Communications Services, Inc., and our expanded line of credit with Presidential Financial and PNC Bank.

Amortization of deferred financing fees and accretion of debt discount was $2.0 million for the year ended June 30, 2008 as compared to $0.7 million for the year ended June 30, 2007. This increase was caused by a full year of amortization and accretion of fees during fiscal 2008 as compared to only six months during fiscal 2007. See Note 9 of our Consolidated Financial Statements presented elsewhere in this Report for a more complete description of these charges.

Other Income

Other income increased to $0.2 million during the year ended June 30, 2008 as compared to $14 thousand for the year ended June 30, 2007. The increase primarily related to subrental income recognized on office and warehouse space formerly occupied by the Company and royalty income from mineral rights recognized from land owned by the Company.

Income Tax Expense

Income tax expense was $6.4 million for the year ended June 30, 2008 as compared to a tax benefit of ($0.2) million for the year ended June 30, 2007. The effective tax rate for the year ended June 30, 2008 was 43%. During fiscal 2007, the Company reversed its valuation allowance of $0.7 million, resulting in a tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had consolidated current assets of approximately $36.7 million, including cash and cash equivalents of approximately $3.2 million and net working capital of approximately $16.6 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common and preferred stock and borrowings under loan arrangements. The principal uses of cash during the year ended June 30, 2008 have been working capital, purchases of property and equipment and repayment of debt.

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

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as may thereafter become a party to the PNC Facility (collectively, the “Lenders”). Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million. Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential, pay fees and expenses relating to entering into the PNC Facility and provide for BCI’s working capital needs, and may be used to assist in the acquisition of companies engaged in the same line of business as BCI.

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

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility. The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility. Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice. Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility. Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011. On June 30, 2008, the balance of the PNC Note was $0.2 million.

On December 29, 2006, we entered into the Note Purchase Agreement pursuant to which over a period of time the Company entered into four separate promissory notes (the "Notes") with each of Sigma Opportunity Fund, LLC ("Sigma") in the original principal amount of $3.0 million, Pacific Asset Partners ("Pacific") in the original principal amount of $1.0 million, Operis Partners I LLC ("Operis") in the original principal amount of $500,000, and Sigma Berliner, LLC ("SBLLC") in the original principal amount of $1,500,000. Collectively, SBLLC, Sigma, Operis, and Pacific are referred to as the "Noteholders." In connection with the Note Purchase Agreement, the Company entered into a Security Agreement, dated as of December 29, 2006 (the "Security Agreement") pursuant to which the Company granted a security interest in certain collateral to the Noteholders.

On June 25, 2008, the Noteholders converted the full principal amounts of the Notes into common stock of the Company at a conversion price of $1.00 per share. The Company paid each Noteholder cash payments representing interest payments the Noteholders would have received had they converted on the Notes’ maturity date, December 29, 2008. Upon conversion, (a) Sigma received 3,000,000 shares of common stock and a cash payment of $0.2 million, (b) Operis received 500,000 shares of common stock and a cash payment of $0.1 million, (c) Pacific received 1,000,000 shares of common stock and a cash payment of $0.1 million, and (d) Sigma Berliner received 1,500,000 shares of common stock and a cash payment of $0.1 million. As a result of the conversion, the Security Agreement terminated by its own terms.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with PNC, and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we do not continue to generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. The cancellation and/or deferral of a number of projects from our largest customer may have a material impact on our ability to generate sufficient cash flow in future periods. We anticipate that certain cost savings strategies will be necessary unless and until our largest customer elects to proceed with these cancelled or deferred projects or we have obtained orders from other customers sufficient to replace these projects.

The net cash flows for the years ended June 30, 2008 and 2007 are as follows:

	For the Years Ended
	June 30,
	2008	2007
Net cash (used in) provided by operating activities	$7,944	$(1,064)
Net cash used in investing activities	(947)	(6,239)
Net cash (used in) provided by financing activities	(6,307)	9,252

Cash Provided by / Used in Operating Activities

Net cash provided by operating activities for the year ended June 30, 2008 totaled approximately $7.9 million. Net cash used in operating activities for the year ended June 30, 2007 was approximately $1.1 million.

During the year ended June 30, 2008, cash provided by operating activities primarily resulted from operating income of $12.6 million, net of non-cash charges. Cash used in operating activities primarily resulted from an increase in accounts receivable of $8.3 million due to increased revenue during the period and decreases in accounts payable of $2.6 million. These amounts were partly offset by increases in accrued liabilities of $4.8 million and accrued income taxes of $1.5 million.

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

Cash Used in Investing Activities

Cash used in investing activities for the years ended June 30, 2008 and 2007 totaled approximately $0.9 million and $6.2 million, respectively.

During the year ended June 30, 2008, cash used in investing activities primarily resulted from purchases of property and equipment of $1.0 million.

During the year ended June 30, 2007, cash used in investing activities primarily resulted from asset acquisitions of $5.7 million and purchases of property and equipment of $0.5 million.

Cash Provided by / Used In Financing Activities

Cash used in financing activities for the year ended June 30, 2008 totaled approximately $6.3 million as compared to cash provided by financing activities for the year ended June 30, 2007 of approximately $9.3 million.

During the year ended June 30, 2008, cash used in financing activities primarily resulted from a net pay down under our credit line of $5.3 million and repayment of other debt of $1.0 million.

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

Forward-looking statements in this Annual Report include, without limitation, the following statements concerning:
•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues;
•	our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging wireless technologies;
•	our ability to obtain additional financing;
•	our growth strategy;
•	trends in the wireless telecommunications industry;
•	key drivers of change in our business;
•	our competitive position; and
•	other statements that contain words like “believe”, “anticipate”, “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:
•	risks related to a concentration in revenues from a small number of customers;
•	risks associated with competition in the wireless telecommunications industry;
•	risks that we will not be able to generate positive cash flow;
•	risks that we may not be able to obtain additional financing;
•	risks that we will not be able to take advantage of new and emerging wireless technologies; and
•	risks that we will be unable to adequately staff our service offerings.

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

Critical Accounting Policies

Revenue Recognition

Site acquisition and zoning services revenue is based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses are recognized when such losses become known. All other revenue is recognized as work is performed.

Unbilled receivables represent revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable, pursuant to contract terms. Deferred revenues principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.

Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We routinely assess the financial strength of our customers and do not require collateral or other security to support customer receivables. Credit losses are provided for in our consolidated financial statements in the form of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon the expected collectability of all our accounts receivable. We determine our allowance by considering a number of factors, including the length of time it is past due, our previous loss history and the customer’s current ability to pay its obligations. Accounts receivable are written off when they are considered to be uncollectible and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We adopted FIN 48 on July 1, 2007. On that date, we had no material uncertain tax positions. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently do not have any income tax returns which are under audit. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2005 and thereafter.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has determined that the impact SFAS 157 will have on its consolidated financial statements upon adoption will not be material to the financial statements taken as a whole.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that the impact SFAS 159 will have on its consolidated financial statements upon adoption will not be material to the financial statements taken as a whole.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 through F-27.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K for the year ended June 30, 2008, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of June 30, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that permit us to provide only management’s report in this annual report on Form 10-K.

Beginning with our Annual Report on Form 10-K for the year ending June 30, 2010, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information called for by Item 10 will be set forth under the caption “Election of Directors” in our 2008 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2008, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption “Executive Compensation and Other Matters” in our 2008 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2008, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 will be set forth under the caption “Security Ownership of Directors, Management and Principal Stockholders” in our 2008 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2008, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2008 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2008, and which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our 2008 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2008, and which is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Financial Statements:

Our Consolidated Balance Sheets as of June 30, 2008 and 2007
Our Consolidated Statements of Operations for the years ended June 30, 2008 and 2007
Our Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007
Our Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berliner Communications, Inc.

By:	/s/ Rich B. Berliner
Name:	Rich B. Berliner
Title:	Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2008.

SIGNATURE	TITLE

/s/ Rich B. Berliner	Chief Executive Officer
Rich B. Berliner	(Principal Executive Officer)

/s/ Raymond A. Cardonne, Jr.	Chief Financial Officer and Treasurer
Raymond A. Cardonne, Jr.	(Principal Financial Officer)

/s/ Mark S. Dailey	Director
Mark S. Dailey

/s/ Peter J. Mixter	Director
Peter J. Mixter

/s/ Mehran Nazari	Director
Mehran Nazari

/s/ John Stevens Robling, Jr.	Director
John Stevens Robling, Jr.

/s/ Thom Waye	Director
Thom Waye

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith
10.1	Amendment and Waiver Agreement, dated September 27, 2007, among Berliner Communications, Inc., Sigma Opportunity Fund, LLC, Pacific Asset Partners, LP, Operis Partners I LLC, and Sigma Berliner, LLC	Incorporated herein by reference from Company’s Form 10-K filed on October 2, 2007

10.2	Employment Agreement, dated as of November 15, 2007, by and between Berliner Communications, Inc. and Raymond A. Cardonne, Jr.	Incorporated herein by reference from Company’s Form 8-K filed on November 15, 2007

10.3	Employment Agreement, dated as of December 10, 2007, by and between Berliner Communications, Inc. and Richard B. Berliner	Incorporated herein by reference from Company’s Form 8-K filed on December 13, 2007

10.4	Employment Agreement, dated as of December 10, 2007, by and between Berliner Communications, Inc. and Nicholas Day	Incorporated herein by reference from Company’s Form 8-K filed on December 13, 2007

10.5	Employment Agreement, dated as of December 12, 2007, by and between Berliner Communications, Inc. and Michael S. Guerriero	Incorporated herein by reference from Company’s Form 8-K filed on December 13, 2007

10.6	Asset Purchase Agreement, dated as of April 16, 2007, by and among Radian Communication Services, Inc. and BCI Communications, Inc.	Incorporated herein by reference from Company’s Form 8-K filed on April 20, 2007

10.7	Revolving Credit and Security Agreement, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank National Association as lender and agent	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.8	$15,000,000 Revolving Credit Note, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank, National Association as lender and agent	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.9	Guaranty & Suretyship Agreement, dated April 17, 2008, made by Berliner Communications, Inc. as guarantor on behalf of BCI Communications, Inc. and in favor of PNC Bank, National Association	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.10
Subordination & Inter-creditor Agreement, dated April 17, 2008, by and among PNC Bank, National Association as agent for the lenders and Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners as the subordinated investors
Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.11
Amendment to Note Purchase Agreement and Notes and Security Agreement Thereunder, dated April 17, 2008, by and among Berliner Communications, Inc., Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners
Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.12	Agreement and Plan of Reorganization, dated September 15, 2008, between Berliner Communications, Inc, and Old Berliner, Inc.	Incorporated herein by reference from Company’s Form 8-K filed on September 15, 2008

21.1	Subsidiaries of Berliner Communications, Inc.	X

23.1	Consent of BDO Seidman, LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Berliner Communications, Inc.
Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Berliner Communications, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and Subsidiaries at June 30, 2008 and 2007, and the results of their operations and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey
September 29, 2008

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,173	$2,483
Accounts receivable, net of allowance for doubtful accounts of $830 and $261 at June 30, 2008 and 2007, respectively	31,189	22,911
Inventories	1,012	666
Deferred tax assets - current	536	336
Prepaid expenses and other current assets	762	771
	36,672	27,167
Property and equipment, net	2,924	2,569
Amortizable intangible assets, net	816	960
Goodwill	2,084	2,270
Deferred tax assets - long-term, net	505	911
Other assets	268	387
Total Assets	$43,269	$34,264

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,820	$7,399
Accrued liabilities	11,919	6,588
Accrued income taxes	1,849	326
Line of credit	217	5,537
Current portion of long-term debt	1,133	797
Current portion of capital lease obligations	118	52
	20,056	20,699
Long-term debt, net of current portion	467	5,765
Long-term capital lease obligations, net of current portion	305	199
Other long-term liabilities	104	694
Total liabilities	20,932	27,357

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	1	-
Additional paid-in capital	22,630	15,655
Accumulated deficit	(294)	(8,748)
Total stockholders' equity	22,337	6,907
Total liabilities and stockholders' equity	$43,269	$34,264

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended June 30,
	2008	2007

Revenues	$128,372	$55,135
Costs of revenues	83,452	37,275
Gross margin	44,920	17,860
Selling, general and administrative expenses	25,703	14,614
Depreciation and amortization	1,190	484
Gain on sale of fixed assets	(11)	(5)
Income from operations	18,038	2,767

Other (income) expense
Interest expense	1,359	560
Amortization of deferred financing fees and accretion of debt discount	2,031	678
Financing fees	-	695
Interest income	(71)	(37)
Income in equity investments	-	(41)
Other income	(162)	(14)
Income before income taxes	14,881	926
Income tax (benefit) expense	6,427	(186)
Net income allocable to common shareholders	$8,454	$1,112

Net income per share:
Basic	$0.47	$0.07
Diluted	$0.31	$0.06

Weighted average number of shares outstanding:
Basic	17,918	17,035
Diluted	27,166	19,062

The accompanying notes are an integral part of these financial statements

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)

	Preferred Stock
	2,000,000 shares authorized;		Common Stock 20,000,000 shares authorized		Additional		Total
	$0.00002 par value		$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2006	-	$-	17,034,857	$-	$13,018	$(9,860)	$3,158

Exercise of stock options			46,929				-
Stock-based compensation expense					300		300
Value of warrants granted with debt					2,337		2,337
Net income						1,112	1,112
Balance at June 30, 2007	-	-	17,081,786	-	15,655	(8,748)	6,907

Stock-based compensation expense					181	-	181
Exercise of warrants			2,982,951	-	5	-	5
Exercise of stock options			126,875	-	69	-	69
Change in conversion price on convertible notes payable			-	-	720	-	720
Conversion of convertible debt		-	6,000,000	1	6,000	-	6,001
Net income			-	-	-	8,454	8,454
Balance at June 30, 2008	-	$-	26,191,612	$1	$22,630	$(294)	$22,337

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,454	$1,112
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,190	484
Amortization of deferred financing fees	591	189
Bad debt expense	569	140
Stock-based compensation	181	300
Gain on sale of fixed assets	(14)	(5)
Accretion of interest from warrants	1,372	509
Financing fees	26	695
Deferred tax assets, net	204	(1,247)
Changes in operating assets and liabilities:
Accounts receivable	(8,262)	(4,212)
Inventories	(308)	1,039
Prepaid expenses and other current assets	41	39
Other assets	119	20
Accounts payable	(2,578)	(974)
Accrued liabilities	4,837	649
Accrued income taxes	1,522	198
Net cash (used in)/provided by operating activities	7,944	(1,064)

Cash flows from investing activities:
Purchases of property and equipment	(956)	(519)
Proceeds from the sale of property and equipment	48	8
Acquisition of Digitcom	-	(2,000)
Acquisition of Radian	-	(3,630)
Acquisition of Comtech	(39)	(98)
Net cash used in investing activities	(947)	(6,239)

Cash flows from financing activities:
Proceeds from line of credit	120,453	23,843
Proceeds from long-term debt	-	6,000
Repayment of line of credit	(125,773)	(19,417)
Repayment of long-term debt	(972)	(529)
Repayment of capital leases	(90)	(41)
Proceeds from exercise of stock options	75	-
Debt issuance costs	-	(604)
Net cash (used in) provided by financing activities	(6,307)	9,252

Net increase in cash and cash equivalents	690	1,949
Cash and cash equivalents at beginning of period	2,483	534
Cash and cash equivalents at end of period	$3,173	$2,483

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended June 30,
	2008	2007

Supplemental cash flow information:
Interest paid	$1,310	$164
Income taxes paid	$5,492	$863
Non-cash investing and financing activities:
Assets purchased under capital leases	$262	$235
Purchase of vehicles financed with notes payable	$14	$21
Fair value of warrants issued with debt	$-	$2,336
Note payable issued in connection with the acquisition of Digitcom	$-	$1,750
Conversion of 7% Convertible Notes Payable	$6,000	$-

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)
1. Business

General

Berliner Communications, Inc. was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and in August of 1999 was reinstated as eVentures Group, Inc. (“eVentures”). In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”).

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc., currently named Old Berliner, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and Novo’s wholly-owned subsidiary. As part of this transaction, BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”). Berliner is now the public reporting entity, and all of our operations are run out of Berliner’s wholly-owned subsidiary, BCI. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI.

Prior to the Acquisition, Old Berliner provided wireless carriers with comprehensive site acquisition, construction and zoning services. Old Berliner was founded in 1995, and over the course of the following years, its service offerings were expanded to include radio frequency and network design and engineering, infrastructure equipment construction and installation, radio transmission base station modification and project management services. With the consummation of the Acquisition, BCI carried on the operations of Old Berliner.

On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc.

On February 28, 2007, BCI entered into an Asset Purchase Agreement (the “Digitcom Asset Purchase Agreement”) with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded our presence in Texas and the Midwest markets.

On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian. This acquisition expanded our presence in the Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington markets, and added offices in Salem, Oregon and Tempe, Arizona.

The results of these acquired businesses have been incorporated into our consolidated financial statements since the dates of acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation, Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities. One of the more significant processes requiring estimates is percentage of completion of construction projects.

We recognize revenue and profit on our contracts as the work progresses using the percentage-of-completion method of accounting. Under this method, contracts in progress are valued at cost plus accrued profits less earned revenue and progress payments on uncompleted projects. This method relies on estimates of total expected contract revenue and costs.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions.

Accounts Receivable, Allowance for Doubtful Accounts

Accounts receivable are customer obligations for services sold to such customers under normal trade terms. The Company’s customers are primarily communications carriers, corporate and government customers, located primarily in the U.S. The Company performs periodic credit evaluations of its customers’ financial condition. The Company provides allowances for doubtful accounts. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. The adequacy of the reserve is evaluated using several factors including length of time a receivable is past due, changes in the customer’s credit worthiness, customer’s payment history, the length of the customer’s relationship with the Company, current industry trends and the current economic climate.

Inventories

Inventories, which consist mainly of parts and raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At June 30, 2008 and 2007, current prepaid expenses and other current assets totaled approximately $0.8 million and $0.8 million, respectively, and consisted mainly of insurance, deferred financing fees and rents. Other non-current assets of approximately $0.3 million at June 30, 2008 and $0.4 million at June 30, 2007 are mainly deposits for our office and warehouse locations.

Property and Equipment

Property and equipment consist of automobiles and trucks, equipment, computer equipment and software, furniture and fixtures, buildings, land and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives which range from a period of three to five years. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Buildings are amortized over 27.5 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and indefinite lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

SFAS 142 requires that goodwill be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business. If the fair value exceeds its carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Company and Precedent Transactions Analyses. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31, 2008. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the year ended June 30, 2008. On an ongoing basis, the Company expects to perform its annual impairment test at January 31 absent any interim impairment indicators.

Goodwill through the years ended June 30, 2008 and 2007 consisted of the following:

Beginning balance, July 1, 2006	$-

Comtech acquisition	31
Digitcom acquisition	1,840
Digitcom acquisition – purchase price adjustment	11
Radian acquisition	388
Ending balance June 30, 2007	2,270

Digitcom acquisition - purchase price adjustment	(225)
Comtech acquisition - additional payment	39
Ending balance June 30, 2008	$2,084

Revenue Recognition

Site acquisition and zoning services revenue is based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses are recognized when such losses become known. All other revenue is recognized as work is performed.

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
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on fair values. SFAS 123R became effective for public companies at the beginning of the first interim or annual period beginning after December 15, 2005. This required us to adopt SFAS 123R effective July 1, 2005. We elected to adopt SFAS 123R using a modified prospective application, whereby the provisions of the statement are applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption (all of our previously issued options had fully vested prior to July 1, 2005).

In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes Merton option pricing model. Expected volatilities are based on the historical volatility of WPCS International, which is another company in our industry sector with similar revenue streams. We use historical data to estimate an option’s expected life. The risk free interest rate input is based on the market yield on United States Treasury securities at 5-year constant maturity in effect at the time of the grant. Compensation costs, net of forfeitures, are recognized on a straight-line basis over the period between the grant and vesting dates. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding using the simplified method since the Company does not have sufficient historical exercise activity pursuant to Staff Accounting Bulletin (“SAB”) 107 and SAB 110.

The following weighted average assumptions used for purposes of determining the fair value were as follows:

	2008	2007
Expected Volatility	66% - 71%	70% - 78%
Expected dividend yield	0%	0%
Risk-free interest rate	2.58% - 4.97%	4.51% - 5.01%
Expected life	5 - 7.5 Years	5 Years

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options and warrants are reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

	Year Ended June 30,
	2008	2007

Basic earnings per share:
Numerator:
Net income allocable to common shareholders	$8,454	$1,112

Denominator:
Weighted average common shares outstanding	17,918	17,035

Net income per share - basic	$0.47	$0.07

	Year Ended June 30,
	2008	2007

Diluted earnings per share:
Numerator:
Net income allocable to common shareholders	$8,454	$1,112

Denominator:
Weighted average common shares outstanding	17,918	17,035
Effect of dilutive securities:
Stock options	563	528
Warrants	8,685	1,499
Weighted average common shares outstanding assuming dilution	27,166	19,062

Net income per share - diluted	$0.31	$0.06

Common share equivalents consist of stock options and warrants using the treasury stock method. For the years ended June 30, 2008, and, 2007, 320,690 and 452,026 stock options, respectively and 0 and 5,454,545 shares convertible upon conversion of our 7% Notes, respectively, were excluded from the computation of diluted net income per share because the exercise price of these were greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

Fair Value of Financial Instruments

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable and trade accounts payable. The Company believes the carrying amounts in the financial statements approximates the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

Reclassifications

Certain reclassifications have been reflected in the fiscal year 2007 consolidated financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109, (“FIN 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 on July 1, 2007. On that date, we had no material uncertain tax positions. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently do not have any income tax returns which are under audit. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2005 and thereafter.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has determined that the impact SFAS 157 will have on its consolidated financial statements upon adoption will not be material to the financial statements taken as a whole.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that the impact SFAS 159 will have on its consolidated financial statements upon adoption will not be material to the financial statements taken as a whole.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

3. Accounts Receivable and Concentration of Credit Risk

Accounts receivable at June 30, 2008 and 2007 consist of the following:

	June 30,
	2008	2007
Accounts receivable	$23,870	$17,727
Unbilled receivables, net	8,149	5,445
	32,019	23,172
Allowance for doubtful accounts	(830)	(261)
Total	$31,189	$22,911

Unbilled receivables represent revenue on uncompleted infrastructure construction and technical services contracts that are not yet billed or billable, pursuant to contract terms. Unbilled receivables are generally billed within three months subsequent to the provision of services. Deferred revenue principally represents the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered. Unbilled receivables and deferred revenue are reported net in accounts receivable. The total value of deferred revenue was $0.8 million and $1.0 million at June 30, 2008 and 2007, respectively.

The allowance for doubtful accounts for the years ended June 30, 2008 and 2007 consisted of the following:

	Balance at		Recoveries/	Balance at
	Beginning	Charged to	Deductions/	End of
	of Period	Expense	Write-offs	Period
Allowance for doubtful accounts:
Year ended June 30, 2007	$180	140	(59)	$261
Year ended June 30, 2008	$261	569	-	$830

As of and for the year ended June 30, 2008, we derived 84% of our total revenues from our two largest customers, and those customers represented 62% of our accounts receivable. During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenue.

As of and for the year ended June 30, 2007, we derived 87% of our total revenues from our two largest customers, and those customers represented 77% of our accounts receivable. During the year ended June 30, 2007, Sprint Nextel Corporation represented 80% and T-Mobile USA, Inc. represented 7% of our total revenue.

4. Property and Equipment

Property and equipment at June 30, 2008 and 2007 consisted of the following:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

	Year Ended June 30,
	2008	2007
Automobiles and trucks	$1,701	$1,559
Furniture and fixtures	454	427
Equipment	3,179	2,622
Computer equipment and software	392	143
Buildings	313	313
Leasehold improvements	244	118
	6,283	5,182
Less: Accumulated depreciation	(3,449)	(2,703)
	2,834	2,479
Land	90	90
	$2 ,924	$2 ,569

Depreciation on property and equipment for the years ended June 30, 2008 and 2007 was approximately $0.8 million and $0.4 million, respectively.

5. Non-Current Assets

On February 28, 2007, BCI entered into the Digitcom Asset Purchase Agreement with Digitcom, a Texas corporation, J&J Leasing Partnership, a Texas general partnership (“J&J”), and the shareholders of Digitcom for the purchase of certain assets, excluding cash and receivables, of Digitcom and property of J&J.

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

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $0.4 million and $0.1 million for the year ended June 30, 2008 and 2007, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships have estimated useful lives of 70 months and covenants not to compete have estimated useful lives of approximately 45 months. We will continue to evaluate the estimated useful lives on an ongoing basis.

Scheduled amortization charges for the intangible assets, as of June 30, 2008 are as follows:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

2009	$337
2010	253
2011	128
2012	77
2013	21
Total	$816

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

	For the Years Ended June 30,
	2007	2006
	(Unaudited)
Sales	$78,144	$66,282
Net income (loss)	(821)	(17,261)
Net income per share:
basic and diluted	(0.05)	(1.27)

6. Accrued Liabilities

Accrued liabilities at June 30, 2008 and 2007 consisted of the following:

	June 30,
	2008	2007
Employee compensation	$2,998	$874
Construction costs	8,107	5,018
Other	814	696
	$11,919	$6,588

Included in other accrued liabilities at June 30, 2007 was a potential liability of $0.6 million for state sales tax. In May 2008, we paid $0.8 million to a state department of revenue as final settlement of an informal notice of assessment which was originally issued for $1.8 million.

7. Income Taxes

Income tax expense differed from amounts computed by applying the U.S. federal tax rate of 35% to pre-tax income as a result of the following:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

	Year ended June 30,
	2008	2007
Tax expense at statutory rate of 35%	$5,109	$315
Decrease in valuation allowance against deferred tax assets	(2)	(738)
State and local income tax expense, net of income tax benefit	1,092	11
Meals and entertainment	64	24
Financing fees	8	236
Other (net)	157	(34)
	$6,427	$(186)

The following summarizes the (benefit) provision for income taxes:

	Year ended June 30,
	2008	2007
Current:
Federal	$4,825	$858
State and local	1,744	203
Total Current	6,569	1,061

Deferred:
Federal	(105)	(1,124)
State	(37)	(123)
Total Deferred	(142)	(1,247)

(Benefit) provision for income taxes	$6,427	$(186)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

	2008			2007
	Federal	State	Total
Deferred Tax Assets
Current:
Allowance for doubtful accounts	$255	$73	$328	$104
Allowance for obsolete inventory reserve	-	-	-	44
Accrued bonus	97	29	126	160
Accrued vacation	64	18	82	-
AMT carryforward	-	-	-	28
	416	120	536	336
Non-Current:
Stock-based compensation	140	41	181	152
NOL carryforward	878	642	1,520	1,594
Accrued sales tax	-	-	-	170
Accretion of debt discount	-	-	-	203
Customer list amortization	99	29	128	32
Covenant amortization	14	4	18	2
Amortization of warrants in deferred financing fees	77	22	99	-
	1,208	738	1,946	2,153
Total Deferred Tax Assets	1,624	858	2,482	2,489
Deferred Tax Liabilities
Long-Term
Goodwill amortization	54	11	65	18
Depreciation expense	136	40	176	21
Total Deferred Tax Liabilities	190	51	241	39
	1,434	807	2,241	2,450
Less: Valuation allowance	(508)	(692)	(1,200)	(1,203)
Net deferred tax assets	$926	$115	$1,041	$1,247

Deferred income taxes result from temporary differences in the financial reporting basis and tax basis of assets and liabilities.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not for some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on management’s assessment of certain state tax attributes, we have determined that it was more likely than not that amounts of approximately $1.2 million will not be realized.

We have net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026 and approximately $6.1 million expiring between 2012 and 2014, respectively, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year of the federal carryforward due to limitations as a result of the Acquisition.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

8. Revolving Credit Facility

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

PNC Bank, National Association Facility

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as may thereafter become a party to the PNC Facility (collectively, the “Lenders”). Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million. Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential, pay fees and expenses relating to entering into the PNC Facility and provide for BCI’s working capital needs and shall be used to assist in the acquisition of companies engaged in the same line of business as BCI.

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

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility. The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility. Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice. Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility. Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011. The balance outstanding at June 30, 2008 was $0.2 million.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

9. Long-Term Debt

Long-term debt at June 30, 2008 and 2007 consisted of the following:

	June 30,
	2008	2007
7% Senior Subordinated Secured Convertible Notes due December 29, 2008 in the original principal amount of $6.0 million, convertible at $1.10 per share less unamortized debt discount plus accreted interest	$-	$4,628
Note payable to J&J Leasing due February 2010, at Prime Rate	1,021	1,604
Notes payable to Aicco, Inc. related to annual insurance premiums, payable in monthly installments of $64 thousand, interest at 6%, due December 2008	316	-
Loans payable to financing companies, payable in monthly installments of $11 thousand, interest ranging from 0% to 12.8% annually, due August 2008 through June 2011	263	330
Capital Leases (Note 10)	423	251
	2,023	6,813
Less current portion	(1,251)	(849)
	$772	$5,964

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
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

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

We reduced the carrying value of these notes on the books accordingly with the corresponding entries to paid-in capital. We have accreted these amounts over the lives of the notes, charging interest expense whereby the notes balances will equal the face amounts at December 29, 2008.

On June 25, 2008, the Noteholders converted the full principal amounts of the Notes into common stock of the Company at a conversion price of $1.00 per share. The Company paid each Noteholder cash payments representing interest payments the Noteholders would have received had they converted on the Notes’ maturity date, December 29, 2008. Upon conversion, (a) Sigma received 3,000,000 shares of common stock and a cash payment of $0.2 million, (b) Operis received 500,000 shares of common stock and a cash payment of $0.1 million, (c) Pacific received 1,500,000 shares of common stock and a cash payment of $0.1 million, and (d) Sigma Berliner received 1,500,000 shares of common stock and a cash payment of $0.1 million.

In connection with the conversion of the Notes, we charged the unamortized balance of deferred finance fees in the amount of $0.2 million and the unaccreted balance of the warrants issued in connection with the Notes in the amount of $0.5 million to amortization of deferred financing fees and accretion of debt discount.

10. Capitalized Leases

We have entered into capital leases for certain automobiles and trucks. As of June 30, 2008 and 2007, the total cost of the vehicles was approximately $0.7 million and $0.5 million, respectively, and the related accumulated depreciation was approximately $0.2 million and $0.2 million, respectively.

The following is a schedule of future minimum lease payments under capital leases as of June 30, 2008:

2009	$142
2010	132
2011	124
2012	82
Thereafter	4
484
Amounts representing interest	(61)
Future minimum lease payments	$423

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

11. Commitments and Contingencies

Operating Leases

We lease office and warehouse space under various operating leases. Rent expense for the years ended June 30, 2008 and 2007 was approximately $0.8 million and $0.8 million, respectively.

Minimum future amounts due under operating leases are as follows:

2009	$849
2010	1,218
2011	951
2012	831
2013	793
Thereafter	2,114
Total	$6,756

We have entered into a six year Lease Agreement for approximately 70,000 square feet of office and warehouse space in Fairlawn, New Jersey, which will commence upon the landlord meeting certain contingencies, including construction of new office facilities to our satisfaction. While we do not know the commencement date at this time, our best estimate is that the lease will commence on January 1, 2009, and the above table includes rental payments for this location from that date going forward.

Legal Proceedings

We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

12. Employee Benefit Plan

Berliner maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the plans, employees may elect to defer a percentage of their salary, subject to defined limitations. Berliner retains the right to provide for a discretionary matching contribution in addition to discretionary contributions based upon participants’ salaries. We accrued for voluntary matching or discretionary contributions totaling $0.2 million and $52 thousand for the years ended June 30, 2008 and 2007, respectively.

13. Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement described in Note 9, so long as the Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. During the year ended June 30, 2007, we paid or accrued Sigma Capital Advisors $0.1 million and issued warrants to them to purchase up to 175,000 shares of our common stock exercisable over a period of five years at an exercise price of $0.55 per share, which were valued at $55 thousand using the Black-Scholes Merton option pricing model using the following assumptions:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

		Black-Scholes Merton Assumptions
			Expected	Risk-free
Warrants		Expected	Dividend	Interest	Expected
Issued	Value	Volatility	Yield	Rate	Life
150,000	42	62%	0%	4.70%	5 Years
25,000	13	72%	0%	4.76%	5 Years

We also paid Sigma $0.1 million for expenses associated with the Note through June 30, 2007 and $0.1 million in interest on the Note. During the year ended June 30, 2008, we paid Sigma $0.4 million in interest on the Note.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, an affiliate of Sigma and Thom Waye, and issued a fourth 7% Senior Subordinated Secured Convertible Note due on December 29, 2008 in the original principal amount of $1.5 million and a warrant to purchase up to 750,000 shares of our common stock to Sigma Berliner, on substantially the same terms as the Note and Warrant issued to Sigma. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of the December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner. During the year ended June 30, 2008, we paid Sigma Berliner $0.2 million in interest on the Note.

14. Stockholders’ Equity

Common and Preferred Stock

As of June 30, 2008, pursuant to the Amendment to our Amended and Restated Certificate of Incorporation dated February 8, 2007, we are authorized to issue 102,000,000 shares, consisting of (i) 100,000,000 shares of common stock, par value $0.00002 per share, and (ii) 2,000,000 shares of preferred stock, par value $0.00002 per share.

Stock Options

At June 30, 2008, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

The following table represents stock options under our Plans as of June 30, 2008:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2006	17,724	$1,387.50	483,300	$22.53	18,704	$6,786.00
Options granted at fair value	-	-	1,091,526	0.84	-	-
Options exercised	-	-	(75,500)	0.40	-	-
Options cancelled	(833)	1,387.50	(91,275)	78.77	-	-
Outstanding at June 30, 2007	16,891	$1,387.50	1,408,051	$3.26	18,704	$6,786 .00
Exercisable at June 30, 2007	16,891	$1,387.50	501,426	$7.59	18,704	$6,786.00

Options granted at fair value	-	-	354,230	1.06	-	-
Options exercised	-	-	(126,875)	0.55	-	-
Options cancelled	-	-	(221,721)	0.59	-	-
Outstanding at June 30, 2008	16,891	$1,387.50	1,413,685	$3.37	18,704	$6,786.00
Exercisable at June 30, 2008	16,891	$1,387.50	782,072	$5.17	18,704	$6,786.00

The intrinsic values of options exercised, outstanding and exercisable as of and for the year ending June 30, 2008 were as follows:

Options exercised	$89,375
Options outstanding	$410,710
Options exercisable	$371,973

Stock-based compensation expense included in the consolidated statement of operations for the years ended June 30, 2008 and 2007 was approximately $0.2 million and $0.3 million, respectively. As of June 30, 2008, there was approximately $0.4 million of total unrecognized stock-based compensation cost related to options granted under our Plans that will be recognized over four years.

At June 30, 2008, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding were as follows:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

				Options Outstanding and Exercisable
							Weighted
						Weighted	Average
				Number		Average	Remaining
				of		Exercise	Contractual
	Option Price Range			Shares	Exercisable	Price	Life
2001 Plan			$1,387.50	16,890	16,890	$1,387.50	2.53 Years
1999 Plan	$0.30	to	$0.81	673,000	618,950	$0.50	7.90 Years
	$1.01	to	$1.46	736,684	159,121	$1.22	8.82 Years
			$7.05	167	167	$7.05	6.05 Years
			$8.01	250	250	$8.01	5.67 Years
			$16.50	2,417	2,417	$16.50	2.03 Years
			$3,000.00	1,167	1,167	$3,000.00	1.27 Years
Non-Plan			$3,600.00	636	636	$3,600.00	1.69 Years
			$6,900.00	18,067	18,067	$6,900.00	1.76 Years

During the year ended June 30, 2008, we issued 354,230 options to 35 individuals with vesting as follows:

		Weighted
	Number	Average
Vesting Period	of Shares	Fair Value

25% per year after one year	316,730	$0.69
Immediate	37,500	0.57
	354,230	0.68

The value of this stock based on quoted market values at the time of grant was $0.4 million.

The following table summarizes information about unvested stock option transactions:

	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted
			Average	Average
	Number	Number	Exercise	Fair	Number
	of Shares	of Shares	Price	Value	of Shares
Balance at June 30, 2006	-	271,125	$0.41	0.27	-
Options granted at fair value	-	1,091,526	0.84	0.58	-
Options vested	-	(420,401)	0.56	0.38	-
Options cancelled	-	(35,625)	0.44	0.29	-
Outstanding at June 30, 2007	-	906,625	0.86	0.59	-

Options granted at fair value	-	354,230	1.06	0.81	-
Options vested	-	(432,257)	0.76	0.55	-
Options cancelled	-	(196,985)	0.57	0.37	-
Outstanding at June 30, 2008	-	631,613	$1.14	$0.81	-

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

Stock Warrants

At June 30, 2008, we had issued warrants to purchase up to 1,203,572 shares of our common stock. The following table summarizes those warrant grants:

	Number of	Grant	Strike
Issued to	Shares	Date	Price	Note
Punk, Ziegel & Company, L.P.	100,000	June 21, 2006	$1.00	A
Punk, Ziegel & Company, L.P.	214,286	December 29, 2006	0.70	A
Sigma Capital Advisors, LLC	150,000	December 29, 2006	0.55	B
Sigma Capital Advisors, LLC	25,000	February 15, 2007	0.55	A
Punk, Ziegel & Company, L.P.	214,286	February 15, 2007	0.70	B
Digital Communication Services, Inc.	500,000	February 28, 2007	0.73	C
	1,203,572

A - Part of advisory services fee. We recorded stock-based compensation expense of $0.2 million related to these warrants.
B – Warrants issued relating to the issuance of 7% Senior Subordinated Secured Convertible Notes. See Note 9.
C – Warrants issued related to the acquisition of Digitcom. On August 29, 2008, the warrant holder exercised 200,000 of these warrants, leaving 300,000 unexercised warrants as of the date of this Annual Report.

During the year ended June 30, 2008, warrants to purchase 3,000,000 shares were exercised. These warrants were issued relating to the issuance of 7% Senior Subordinated Secured Convertible Notes which were converted on June 25, 2008. See Note 9.

15. Selected Segment Financial Data

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

We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

Infrastructure equipment construction and technical service: This segment includes radio frequency and network design and engineering, radio transmission base station modification, in-building network design, engineering and construction, project management, specialty communication services, configured solutions as well as design, installation and construction of wireless telecommunications system towers.

Site acquisition and zoning: Generally we act as an intermediary between telecommunications companies and owners of real estate and other facilities. We identify appropriate properties, negotiate the transactions and handle the administrative details.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2008
($ amount in thousands except per share and per share amounts)

	Years Ended June 30,
	2008			2007
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total
Revenue	$98,563	$29,809	$128,372	$43,501	$11,634	$55,135
Cost of revenue	64,643	18,809	83,452	29,674	7,601	37,275
Gross margin	33,920	11,000	44,920	13,827	4,033	17,860
Selling, general and administrative expenses	20,885	4,818	25,703	11,964	2,650	14,614
Depreciation and amortization	914	276	1,190	382	102	484
Gain on sale of fixed assets	(8)	(3)	(11)	(4)	(1)	(5)
Operating income	$12,129	$5,909	$18,038	$1,485	$1,282	$2,767

16.  Subsequent Events

Settlement of Lawsuit

On May 7, 2007, we filed a complaint against one of our former customers in the United States District Court for the District of New Jersey, alleging, among other things, breach of partnership contract.  On September 19, 2008, we entered into a Settlement Agreement with the defendant which resulted in (i) a payment from defendant to us of $400,000 in exchange for our agreement to release them from all claims, and (ii) a payment from defendant of $200,000 related to disputed invoices that had been reserved for which were not related to the litigation.  After payment of legal fees, the litigation settlement amount will result in an increase of approximately $330,000 to our income before income taxes for the first quarter of fiscal 2009.

Reorganization

On September 15, 2008, we announced the approval by our Board of Directors of a plan of reorganization consisting of a one for one share exchange with Old Berliner, Inc. (“Old Berliner”), our largest shareholder. The transaction, which is subject to the approval of the shareholders of Old Berliner, is designed to simplify our ownership structure, increase the number of shares in our “public float”, and improve liquidity for our shareholders.

Under the plan, Old Berliner would exchange approximately 13 million shares of our common stock for approximately 13 million newly issued, registered shares. Old Berliner would then liquidate and distribute these shares to the shareholders of Old Berliner. The Company will continue to have the same number of shares outstanding before and after the closing, expected to be early 2009. Because of the large number of shareholders of Old Berliner, Inc. with no affiliation to the Company, the Company expects this transaction to increase its public float by approximately 5 million shares.

The reorganization remains subject to certain conditions set forth in the Agreement and Plan of Reorganization, dated September 9, 2008. Under the agreement the Company will not assume any liabilities or obligations of Old Berliner.