Form 10-Q
period 2008-09-30
BERLINER COMMUNICATIONS INC
filed 2008-11-13
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 10, 2008, 26,516,612 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX
		PAGE NO.
PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (Unaudited),
	and June 30, 2008	3

	Consolidated Statements of Operations for the three months ending
	September 30, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ending
	September 30, 2008 and 2007 (Unaudited)	5

	Consolidated Statement of Stockholders' Equity (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Securities Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,939	$3,173
Accounts receivable, net of allowance for doubtful accounts of $595 and $830 at September 30, 2008 and June 30, 2008, respectively	22,213	31,189
Inventories	991	1,012
Deferred tax assets - current	446	536
Prepaid expenses and other current assets	497	762
	29,086	36,672
Property and equipment, net	2,659	2,924
Amortizable intangible assets, net	732	816
Goodwill	2,084	2,084
Deferred tax assets - long-term	294	505
Other assets	277	268
Total Assets	$35,132	$43,269

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,072	$4,820
Accrued liabilities	7,505	11,919
Accrued income taxes	20	1,849
Line of credit	301	217
Current portion of long-term debt	796	1,133
Current portion of capital lease obligations	113	118
	11,807	20,056
Long-term debt, net of current portion	321	467
Long-term capital lease obligations, net of current portion	275	305
Other long-term liabilities	123	104
Total liabilities	12,526	20,932

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	1	1
Additional paid-in capital	22,813	22,630
Accumulated deficit	(208)	(294)
Total stockholders' equity	22,606	22,337
Total liabilities and stockholders' equity	$35,132	$43,269

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2008	2007

Revenues	$13,086	$23,142
Costs of revenues	7,475	16,625
Gross margin	5,611	6,517
Selling, general and administrative expenses	5,193	5,456
Depreciation and amortization	303	228
Loss on sale of fixed assets	-	8
Income from operations	115	825

Other (income) expense
Interest expense	60	350
Amortization of deferred financing fees and accretion of debt discount	15	373
Financing fees	-	36
Interest income	(31)	(9)
Other income	(340)	(6)
Income before income taxes	411	81
Income tax expense	325	42
Net income	$86	$39

Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	26,263	17,082
Diluted	27,531	20,951

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$86	$39
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	322	326
Amortization of deferred financing fees	15	-
Bad debt expense	-	30
Stock-based compensation	37	51
Loss on sale of fixed assets	-	8
Accretion of interest from warrants	-	275
Financing fees	-	26
Deferred tax assets, net	302	(175)
Changes in operating assets and liabilities:
Accounts receivable	9,653	(6,233)
Inventories	29	(177)
Prepaid expenses and other current assets	251	(130)
Other assets	(9)	102
Accounts payable	(1,747)	1,546
Accrued liabilities	(5,084)	4,413
Accrued income taxes	(1,829)	(186)
Net cash (used in) provided by operating activities	2,026	(85)

Cash flows from investing activities:
Purchases of property and equipment	(111)	(261)
Proceeds from the sale of property and equipment	2	12
Acquisition of Comtech	-	(39)
Net cash used in investing activities	(109)	(288)

Cash flows from financing activities:
Proceeds from line of credit	25,054	16,155
Repayment of line of credit	(24,970)	(18,003)
Repayment of long-term debt	(346)	(171)
Repayment of capital leases	(35)	(18)
Proceeds from exercise of stock options	146	-
Net cash used in financing activities	(151)	(2,037)

Net increase (decrease) in cash and cash equivalents	1,766	(2,410)
Cash and cash equivalents at beginning of period	3,173	2,483
Cash and cash equivalents at end of period	$4,939	$73

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,
	2008	2007

Supplemental cash flow information:
Interest paid	$60	$160
Income taxes paid	$1,850	$311
Non-cash investing and financing activities:
Assets purchased under capital leases	$-	$22

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands except share and per share data)

	Common Stock 100,000,000 shares authorized $0.00002 par value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2008	26,191,612	$1	$22,630	$(294)	$22,337

Stock-based compensation expense			37		37
Exercise of warrants	200,000	-	146	-	146
Net income				86	86
Balance at September 30, 2008	26,391,612	$1	$22,813	$(208)	$22,606

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

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc., currently named Old Berliner, Inc. (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and our wholly-owned subsidiary. As part of this transaction, BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”). Berliner is now the public reporting entity, and all of our operations are run out of Berliner’s wholly-owned subsidiary, BCI. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI.

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

The accompanying unaudited consolidated financial statements as of September 30, 2008, and for the three months ended September 30, 2008, and 2007, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

3.	Accounting Policies

Basis of Presentation, Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities. One of the more significant processes requiring estimates is percentage-of-completion of construction projects.

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

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At September 30, 2008 and June 30, 2008, current prepaid expenses and other current assets totaled approximately $0.5 million and $0.8 million, respectively, and consisted mainly of insurance, deferred financing fees and rents. Other non-current assets of approximately $0.3 million at September 30, 2008 and $0.3 million at June 30, 2008 are mainly deposits for our office and warehouse locations.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Property and Equipment

Property and equipment consist of automobiles and trucks, equipment, computer equipment and software, furniture and fixtures, buildings, land and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from a period of three to five years. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Buildings are amortized over 27.5 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

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

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Company and Precedent Transactions Analyses. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31, 2008. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the three months ended September 30, 2008. On an ongoing basis, the Company expects to perform its annual impairment test at January 31 absent any interim impairment indicators.

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

Earnings Per Share

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

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

The weighted average number of common shares utilized in the earnings per share computation for the three months ended September 30, 2008 and 2007 was 26,263,351 and 17,081,786 respectively.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,
	2008	2007

Basic earnings per share:
Numerator:
Net income	$86	$39

Denominator:
Weighted average common shares outstanding	26,263	17,082

Net income per share - basic	$0.00	$0.00

Diluted earnings per share:
Numerator:
Net income	$86	$39

Denominator:
Weighted average common shares outstanding	26,263	17,082
Effect of dilutive securities:
Stock options	626	500
Warrants	642	3,369
Weighted average common shares outstanding
assuming dilution	27,531	20,951

Net income per share - diluted	$0.00	$0.00

Common share equivalents consist of stock options and warrants (for which we used the treasury stock method) and convertible notes payable (for which we used the “if converted” method). For the three months ended September 30, 2008, 4,000 stock options were excluded from the computation of diluted net income per share because the exercise price of these was greater than the average market price of the Company’s common stock during the period and therefore the effect is antidilutive. For the three months ended September 30, 2007, 448,651 stock options and 6,000,000 shares convertible upon conversion of our 7% notes were excluded from the computation of diluted net income per share because, in the case of the stock options, the exercise price of these was greater than the average market price of the Company’s common stock during the period, and, in the case of the convertible notes, the incremental per share increase was greater than the basic earnings per share, and therefore the effect is antidilutive.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for cash and cash equivalents effective January 1, 2008. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:
Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s investment in overnight money market institutional funds, which amounted to $4.8 million at September 30, 2008, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

Stock-based Compensation

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

We use the Black-Scholes Merton option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157 which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities which we adopted effective January 1, 2008. The Company has determined that the impact of SFAS 157 will not have a material effect to the financial statements taken as a whole.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on July 1, 2008. This adoption was not material to the financial statements taken as a whole.

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

4.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable at September 30, 2008, and June 30, 2008, consist of the following:

	September 30,	June 30,
	2008	2008
Accounts receivable	$14,912	$23,870
Unbilled receivables, net	7,896	8,149
	22,808	32,019
Allowance for doubtful accounts	(595)	(830)
Total	$22,213	$31,189

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date. Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables include deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables was $0.3 million and $0.8 million at September 30, 2008 and June 30, 2008, respectively.

For the three months ended September 30, 2008, we derived 65% of our total revenue from our four largest customers, and these customers represented 62% of our accounts receivable. Of those customers, two of them individually represented greater than 6% of net revenue, one of them represented 19% of our net revenue, and one of them represented 34% of our net revenue for the period. For the three months ended September 30, 2007, we derived 86% of our total revenue from our two largest customers. Of those customers, one of them represented 7% of net revenue for the period and one of them represented 79% of net revenue for the period.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

5.	Inventories

Inventories totaled approximately $1.0 million and $1.0 million as of September 30, 2008, and June 30, 2008, respectively. Inventories, which consist mainly of parts and raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

6.	Non-Current Assets

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships have estimated useful lives of 70 months and covenants not to compete have estimated useful lives of approximately 45 months. We will continue to evaluate the estimated useful lives on an ongoing basis.

7.	Accrued Liabilities

Accrued liabilities at September 30, 2008, and June 30, 2008, consist of the following:

	September 30,	June 30,
	2008	2008
Employee compensation	$1,820	$2,998
Construction costs, net	4,790	8,107
Other	895	814
	$7,505	$11,919

Accrued construction costs are reported net of amounts deferred in the calculation of percentage of completion for our construction projects. The amount of deferred expense included in accrued construction costs was $0.5 million and $0.8 million at September 30, 2008 and June 30, 2008, respectively.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

8.	Income Taxes

We adopted FIN 48 on July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently do not have any income tax returns which are under audit. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2005 and thereafter.

We recorded income tax expense of $0.3 million and $42 thousand for the three months ended September 30, 2008 and 2007, respectively. Included in the income tax expense for the first quarter of fiscal 2009 is approximately $0.2 million representing an adjustment to certain items previously considered deductible to our fiscal year end 2008 income tax expense. This amount was not material to either our income tax expense or net income for the fiscal year end 2008. This amount is reflected as a current tax expense for the three months ended September 30, 2008.

9.	Line of Credit

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

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility. The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility. Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice. Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility. Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011. The balance outstanding at September 30, 2008 and June 30, 2008 was $0.3 million and $0.2 million, respectively.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

10.	Stock-Based Compensation

At September 30, 2008, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

Stock-based compensation expense of approximately $37 thousand and $51 thousand was recorded during the three months ended September 30, 2008, and 2007, respectively. The fair value of each stock option grant is estimated on the grant date using the Black-Scholes Merton option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of between 64% and 65% (derived from peer company implied estimated volatility); expected term of 6.25 years (based on our best estimate since we do not have adequate historical data); and risk-free interest rate between 2.93% and 3.06% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

	2001 Plan		1999 Plan		Non-Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2008	16,891	$1,387.50	1,413,685	$3.37	18,704	$6,786.00
Options granted at fair value	-	-	22,000	1.13	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	(46,328)	1.03	-	-
Outstanding at September 30, 2008	16,891	$1,387.50	1,389,357	$3.41	18,704	$6,786.00
Exercisable at September 30, 2008	16,891	$1,387.50	782,119	$5.18	18,704	$6,786.00

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Nonvested options activity:

	2001 Plan	1999 Plan			Non-Plan
	Number of Shares	Number of Shares	Weighted Average Exercise Price	Weighted Average Exercise Price	Number of Shares
Balance at June 30, 2008	-	631,613	$1.14	$0.81	-
Options granted at fair value	-	22,000	1.13	0.70	-
Options vested	-	(4,125)	1.02	0.65	-
Options cancelled	-	(42,250)	1.07	0.68	-
Outstanding at September 30, 2008	-	607,238	$1.14	$0.82	-

At September 30, 2008, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
	Option Price Range			Number of Shares	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2001 Plan			$1,387.50	16,890	16,890	$1,387.50	2.28 Years
1999 Plan	$0.30	to	$0.81	668,625	615,950	$0.50	7.65 Years
	$1.01	to	$1.46	716,732	162,169	$1.22	8.57 Years
			$7.05	167	167	$7.05	5.79 Years
			$8.01	250	250	$8.01	5.41 Years
			$16.50	2,417	2,417	$16.50	1.78 Years
			$3,000.00	1,167	1,167	$3,000.00	1.02 Years
Non-Plan			$3,600.00	636	636	$3,600.00	1.44 Years
			$6,900.00	18,067	18,067	$6,900.00	1.51 Years

11.	Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement dated December 29, 2006 (the “Note Purchase Agreement”) between us and Sigma Opportunity Fund, LLC (“Sigma”), so long as Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. During the three months ended September 30, 2008 and 2007, we paid (or accrued to) Sigma $0 and $53 thousand, respectively, in interest on a note payable to Sigma. During the three months ended September 30, 2008 and 2007, we paid Mr. Waye $0 and $1 thousand, respectively, for his service as a director pursuant to our standard non-employee director compensation program.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC, (“Sigma Berliner”) an affiliate of Sigma and Thom Waye, and issued a note to Sigma Berliner in the principle amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase 750,000 shares of our common stock. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of a December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner. During the three months ended September 30, 2008 and 2007, we paid (or accrued to) Sigma Berliner $0 and $26 thousand, respectively, in interest on the Sigma Berliner Note.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

12.	Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

13.	Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning. The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and amortization, and loss on sale of fixed assets. We do not identify or allocate assets, including capital expenditures, by operating segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources. Selected segment financial information for the three months ended September 30, 2008, and 2007, is presented below:

	Three Months Ended September 30,
	2008			2007
	Infrastructure Construction	Site Acquisition	Total	Infrastructure Construction	Site Acquisition	Total
Revenue	$11,716	$1,370	$13,086	$18,485	$4,657	$23,142
Cost of revenue	7,391	84	7,475	12,836	3,789	16,625
Gross margin	4,325	1,286	5,611	5,649	868	6,517
Selling, general and administrative expenses	4,721	472	5,193	4,496	960	5,456
Depreciation and amortization	272	31	303	182	46	228
Loss on sale of fixed assets	-	-	-	6	2	8
Operating income	$(668)	$783	$115	$965	$(140)	$825

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

The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements. It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:

▪	our financial condition and strategic direction;
▪	our future capital requirements and our ability to satisfy our capital needs;
▪	the potential generation of future revenue;
▪	our ability to adequately staff our service offerings;
▪	the potential for cost overruns and costs incurred upon failing to meet agreed standards;
▪	opportunities for us from new and emerging wireless technologies;
▪	our ability to obtain additional financing;
▪	our growth strategy;
▪	trends in the wireless telecommunications industry;
▪	key drivers of change in our business;
▪	our competitive position; and
▪	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

▪	risks related to the market for our shares;
▪	risks related to disruptions in the global capital markets;
▪	risks related to a concentration of revenue from a small number of customers;
▪	risks associated with competition in the wireless telecommunications industry;
▪	risks that we will not be able to generate positive cash flow;
▪	risks that we may not be able to obtain additional financing;
▪	risks that we will not be able to take advantage of new and emerging wireless technologies; and
▪	risks that we will be unable to adequately staff our service offerings.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended September 30, 2008, and 2007, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) infrastructure construction and technical services, and (2) site acquisition and zoning to wireless communications carriers.

All amounts presented herein are expressed in thousands, except share and per-share data, unless otherwise specifically noted.

	Three months ended September 30,
	2008	2007
Statement of Operations Data:
Revenue	$13,086	$23,142
Gross margin	5,611	6,517
Operating income	115	825
Net income	86	39

Net income per share
Basic	$0.00	$0.00
Diluted	0.00	0.00

	September 30,	June 30,
Balance Sheet Data:	2008	2008
Current assets	$29,086	$36,672
Total assets	35,132	43,269
Current liabilities	11,807	20,056
Long-term debt, net of debt discount
and current portion	596	772
Shareholder's equity	22,606	22,337

Three months ended September 30, 2008, compared to three months ended September 30, 2007
(Amounts in Thousands Unless Otherwise Stated)

Revenue

	Three Months Ended September 30,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$11,716	$18,485	$(6,769)
Site acquisition and zoning	1,370	4,657	(3,287)
Total	$13,086	$23,142	$(10,056)

We had revenue of $13.1 million for the three months ended September 30, 2008, versus $23.1 million for the three months ended September 31, 2007. This represents a decrease of $10.0 million, or 43%. Revenue from infrastructure construction and technical services decreased $6.8 million from $18.5 million, or 37% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Revenue from site acquisition and zoning decreased $3.3 million, or 71%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease in revenue is primarily related to our largest customer cancelling certain purchase orders and delaying the completion of other purchase orders, because of this customer’s involvement in a significant transaction unrelated to us.

Because of the nature of our business, we win and begin projects on an irregular basis, and therefore, we expect to see considerable variability in our quarterly results during fiscal 2009. In fiscal 2008, for example, we had an extraordinarily strong second quarter because of a significant push by our largest customer to complete a large number of jobs in this period. In the fourth quarter of fiscal 2008, this customer cancelled certain purchase orders, and instructed us to delay the completion of other existing purchase orders. This impacted our financial results in the quarter ended September 30, 2008 and we expect it to continue to impact our financial results in the second fiscal quarter of fiscal 2009. We consider our annual results to be the most appropriate measure for evaluating our business because of the quarterly variability of our results.

We recognize revenues from contracts from infrastructure construction and technical services and site acquisition and zoning on the percentage-of-completion method of accounting.

Cost of Revenue

	Three Months Ended September 30,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$7,391	$12,836	$(5,445)
Site acquisition and zoning	84	3,789	(3,705)
Total	$7,475	$16,625	$(9,150)

Our cost of revenue was $7.5 million and $16.6 million for the three months ended September 30, 2008 and 2007, respectively. This represents a decrease of $9.1 million, or 55%, during a period when sales decreased 43%. These amounts represent 57% and 72% of total revenue for the three months ended September 30, 2008 and 2007, respectively.

Cost of revenue for infrastructure construction and technical services decreased $5.4 million from $12.8 million for the three months ended September 30, 2007 to $7.4 million for the three months ended September 30, 2008. This represents a decrease of 42% during a period when revenue decreased 37%.

Cost of revenue for site acquisition and zoning decreased $3.7 million from $3.8 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008. This represents a decrease of 98% during a period when revenue decreased 71%.

Gross Margin

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)
Infrastructure construction and technical services	$4,325	$5,649	$(1,324)
Site acquisition and zoning	1,286	868	418
Gross margin	$5,611	$6,517	$(906)

Our gross margin for the three months ended September 30, 2008, was $5.6 million as compared to $6.5 million for the three months ended September 30, 2007. Our gross margin as a percentage of revenue was approximately 43% for the three months ended September 30, 2008, as compared to 28% for the three months ended September 30, 2007. This increase is further explained below and is not expected to continue going forward.

Continuing from our results from the fourth quarter of fiscal 2008, overall gross margins increased because of a large number of premature job closeouts by our largest customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. The revenue associated with these jobs is accounted for under the percentage-of-completion method of accounting using revenue and performance milestones as a method of estimating percentage of completion. This estimated percentage of completion is applied to the total estimated contract cost in order to accrue costs each quarter. When this large number of jobs was prematurely terminated, we reversed certain costs that we had previously accrued in this manner. This reversal lowered our cost of revenue and increased our reported gross margin. Absent these job cancellations in the first quarter, our gross margin would have been approximately 32%, which is slightly higher than our first quarter fiscal 2008 gross margin. We have historically had gross margins in this range.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 was $5.2 million as compared to $5.5 million for the three months ended September 30, 2007. This represents an overall decrease of $0.3 million, which consists of a decrease of $0.5 million, primarily driven by decreases in outside services of $0.1 million, insurance and professional fees of $0.1 million and rent and other occupancy costs of $0.1 million, which was partially offset by an increase in payroll related expenses of $0.2 million, which was primarily related to an expansion of our business development team and new hires in our Green Energy division.

Depreciation and Amortization

Depreciation recorded on fixed assets during the three months ended September 30, 2008 totaled approximately $0.2 million as compared to $0.1 million for the three months ended September 30, 2007. The increase was primarily caused by an increase in purchases of property and equipment. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.1 million in both of the three months ended September 30, 2008 and 2007, respectively.

Interest Expense

We recognized $0.1 million in interest expense during the three months ended September 30, 2008 as compared to $0.4 million during the three months ended September 30, 2007. This decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma and the other participating noteholders and the reduced usage of our line of credit with PNC.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $0 and $0.4 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the three months ended September 30, 2008 and 2007, respectively.

Other Income

During the three months ended September 30, 2008, we recognized $0.3 million in other income, which is the result of the settlement of a lawsuit which was filed on May 7, 2007 and settled on September 19, 2008 which resulted in (i) a payment from the defendant to us of $0.4 million in exchange for our agreement to release them from all claims, and (ii) a payment from the defendant of $0.2 million related to disputed invoices that had been reserved for, which were not related to the litigation. After payment of legal fees, the litigation settlement resulted in other income of $0.3 million for the first quarter of fiscal 2009.

Income Taxes

We recorded income tax expense of $0.3 million and $42 thousand for the three months ended September 30, 2008 and 2007, respectively. Included in the income tax expense for the first quarter of fiscal 2009 is approximately $0.2 million representing an adjustment to certain items previously considered deductible to our fiscal year end 2008 income tax expense. This amount was not material to either our income tax expense or net income for the fiscal year end 2008. This amount is reflected as a current tax expense for the three months ended September 30, 2008.

At June 30, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income. We can only utilize approximately $64 thousand per year due to limitations as a result of the Acquisition (see Note 1 of our Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 2008, we had consolidated current assets of approximately $29.1 million, including cash and cash equivalents of approximately $4.9 million and net working capital of approximately $17.3 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common stock and borrowings under loan arrangements. The principal use of cash during the three months ended September 30, 2008 was to pay income taxes and to fund the payments in accounts payable and accrued expenses.

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

On February 28, 2007, in connection with the Asset Purchase Agreement with Digitcom, J&J Leasing Partnership and the shareholders of Digitcom for the purchase certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership. The balance outstanding at September 30, 2008 was $0.3 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with PNC, and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we do not continue to generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. Our ability to raise additional capital or financing, if necessary, may be negatively impacted by recent downturns in the capital markets and the U.S. economy in general. In addition, the cancellation and/or deferral of a number of projects from our largest customer may have a material impact on our ability to generate sufficient cash flow in future periods. We anticipate that certain cost savings strategies will be necessary unless and until our largest customer elects to proceed with these cancelled or deferred projects or we have obtained orders from other customers sufficient to replace these projects.

As of September 30, 2008, our backlog was approximately $13.5 million as compared to $15.2 million as of June 30, 2008. During the fourth quarter of fiscal 2008 and continuing into the first quarter of fiscal 2009, our largest customer notified us to delay completing certain purchase orders, and has cancelled other existing purchase orders. We believe substantially all of our backlog at September 30, 2008 will be filled within the fiscal year ending June 30, 2009.

The net cash provided by (used in) operating, investing and financing activities for the three months ended September, 2008 and 2007, is summarized below:

	For the Three Months Ended September 30,
	2008	2007
Net cash (used in) provided by operating activities	$2,026	$(85)
Net cash used in investing activities	(109)	(288)
Net cash used in financing activities	(151)	(2,037)

Cash (used in) provided by operating activities.

Net cash provided by operating activities in the three months ended September 30, 2008 was approximately $2.0 million and net cash used in operating activities was $85 thousand in the three months ended September 30, 2007. During the three months ended September 30, 2008, cash flow provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $0.8 million, which represents an increase of $0.2 million from the three months ended September 30, 2007. This increase was primarily caused by net income of $86 thousand as compared to $39 thousand, and decreases in non-cash charges of $ 0.3 million in accretion of interest expense resulting from the issuance of warrants. We also realized a decrease in accounts receivable of approximately $9.7 million due to increased collections and decreased revenue during the three months ended September 30, 2008. These were partly offset by decreases in accounts payable of approximately $1.7 million and accrued liabilities of approximately $5.1 million. In the three months ended September 30, 2007, cash used in operating activities primarily resulted from an operating loss, net of non-cash charges, of approximately $0.6 million, a decrease in accounts receivable of approximately $6.2 million, an increase in accounts payable of approximately $1.5 million and an increase in accrued liabilities of approximately $4.4 million.

Cash used in investing activities.

Net cash used in investing activities was approximately $0.1 million and $0.3 million in the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, cash used in investing activities was primarily used for the purchase of fixed assets.

Cash used in financing activities.

Net cash used in financing activities was approximately $0.2 million in the three months ended September 30, 2008 and $2.0 million in the three months ended September 30, 2007. During the three months ended September 30, 2008, net cash used in financing activities consisted primarily of repayment of long-term debt related to the Digitcom acquisition of $0.3 million. During the three months ended September 30, 2007, net cash used in financing activities consisted primarily of payments against our credit facility net of borrowings of approximately $1.8 million and reductions of other debt obligations of approximately $0.2 million.

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

Item 4T. Controls and Procedures

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

For the three months ended September 30, 2008, we derived 65% of our total revenue from our four largest customers, and these customers represented 62% of our accounts receivable. Of those customers, two of them individually represented greater than 6% of net revenue, one of them represented 19% of our net revenue, and one of them represented 34% of our net revenue for the period. For the three months ended September 30, 2007, we derived 86% of our total revenue from our two largest customers. Of those customers, one of them represented 7% of net revenue for the period and one of them represented 79% of net revenue for the period.

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

We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with such customers include, without limitation, our performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired, this could cause a significant decrease in our revenue, which would negatively impact our ability to generate income. In addition, our key customers could slow or stop spending on initiatives related to projects we are performing for them, which could be impacted by the increased difficulty in the credit markets as a result of the recent economic crisis, and this, while outside our control, could materially impair our operating results.

If we experience delays and or defaults in customer payments, we could be unable to cover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment, or obtain advances from our line of credit, which may be adversely affected by the current turmoil in the credit markets. If a customer defaults in making its payments on a project or projects in which we have devoted significant resources, it could have a material negative effect on our results of operations or negatively impact our financial covenants with our lenders.

We may need additional working capital, the lack of which would likely have a significant negative impact on our ability to grow our business.

We may require additional working capital in order to fund the growth of our operations. If adequate funds are not available on terms acceptable to us, we may not be able to effectively grow our operations and expand our business. Our ability to fund our operations and corporate infrastructure is directly related to the continued availability of these and other funding sources, which may be adversely affected by the current turmoil in the credit markets.

In order to grow our business, we may incur significant operating, borrowing and other costs. Should our operations require additional funding or our capital requirements exceed current estimates, we could be required to seek additional financing in the future, which may be adversely affected by the current turmoil in the credit markets. We can provide no assurances that we would be able to raise such financing when needed or on acceptable terms. As a result, we may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of our operations. Further, if we are able to access additional capital through borrowings, such debt would increase our debt obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We bear the risk of cost overruns in some of our contracts.

We conduct our business under various types of contractual arrangements. Under such contracts, prices are established, in part, on cost and scheduling estimates, which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. These assessments are made more difficult by the current uncertainty in the capital markets and the wide fluctuation of prices for equipment, fuel and other costs associated with our services. If those estimates prove inaccurate, or circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.

We may experience significant fluctuations in our quarterly results as a result of uncertainties relating to our ability to generate additional revenue, manage expenditures and other factors, some of which are outside of our control.

Our operating results have varied considerably in the past, and may continue to do so, due to a number of factors. Many of these factors are outside our control and include, without limitation, the following:

•	financing provided to customers and potential customers;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the availability of equipment to deploy new technologies, such as 4G and broadband;

•	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

•	telecommunications market conditions and economic conditions generally.

Due to these factors, our results for a particular quarter, and therefore, our combined results for that same period, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Historically, our stock price has been volatile. The stock market in general, particularly recently, and the market for telecommunications companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’ perceptions of us, the number of our shares available in the market, future sales of our common stock, and general economic, industry and market conditions.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. We are obligated to register over 13 million shares which will put a significant number of shares in the hands of non-affiliates who will have the ability to trade those shares in the market. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

BERLINER COMMUNICATIONS, INC.

Date: November 13, 2008	By:	/s/ Richard B. Berliner

Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Raymond A. Cardonne, Jr.

Raymond A. Cardonne, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)