Form 10-Q
period 2008-12-31
BERLINER COMMUNICATIONS INC
filed 2009-02-17
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

On February 13, 2009, 26,515,732 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,222	$3,173
Accounts receivable, net of allowance for doubtful accounts of $712 at December 31, 2008 and $830 at June 30, 2008, respectively	20,802	31,189
Inventories	951	1,012
Deferred tax assets - current	1,109	536
Prepaid expenses and other current assets	1,083	762
	26,167	36,672
Property and equipment, net	2,585	2,924
Amortizable intangible assets, net	648	816
Goodwill	2,284	2,084
Deferred tax assets - long-term	636	505
Other assets	281	268
Total Assets	$32,601	$43,269

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,302	$4,820
Accrued liabilities	5,669	11,919
Accrued income taxes	-	1,849
Line of credit	-	217
Current portion of long-term debt	1,154	1,133
Current portion of capital lease obligations	111	118
	10,236	20,056
Long-term debt, net of current portion	321	467
Long-term capital lease obligations, net of current portion	248	305
Other long-term liabilities	124	104
Total liabilities	10,929	20,932

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	1	1
Additional paid-in capital	23,193	22,630
Accumulated deficit	(1,522)	(294)
Total stockholders' equity	21,672	22,337
Total liabilities and stockholders' equity	$32,601	$43,269

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue	$14,535	$52,133	$27,621	$75,275
Costs of revenue	10,898	34,423	18,373	51,048
Gross margin	3,637	17,710	9,248	24,227
Selling, general and administrative expenses	5,450	7,618	10,643	13,074
Depreciation and amortization	325	284	628	512
(Gain) loss on sale of fixed assets	(5)	-	(5)	8
Income (loss) from operations	(2,133)	9,808	(2,018)	10,633

Other (income) expense
Interest expense	47	339	107	689
Amortization of deferred financing fees and accretion of debt discount	15	348	30	721
Financing fees	-	-	-	36
Interest income	(21)	(17)	(52)	(26)
Other	(16)	-	(356)	(6)
Income (loss) before income taxes	(2,158)	9,138	(1,747)	9,219
Income tax (benefit) expense	(844)	3,692	(519)	3,734
Net income (loss)	$(1,314)	$5,446	$(1,228)	$5,485

Net income (loss) per share:
Basic	$(0.05)	$0.32	$(0.05)	$0.32
Diluted	$(0.05)	$0.21	$(0.05)	$0.22

Weighted average number of shares outstanding:
Basic	26,467	17,082	26,365	17,082
Diluted	26,467	27,005	26,365	26,979

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,228)	$5,485
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	628	512
Amortization of deferred financing fees	30	191
Bad debt expense	186	30
Stock-based compensation	417	79
(Gain) loss on sale of fixed assets	(5)	8
Accretion of interest from warrants and debt discount	20	530
Financing fees	-	26
Deferred tax assets, net	(704)	(644)
Changes in operating assets and liabilities:
Accounts receivable	10,488	(26,825)
Inventories	60	(301)
Prepaid expenses and other current assets	295	(106)
Other assets	(13)	188
Accounts payable	(1,516)	8,314
Accrued liabilities	(6,384)	11,838
Accrued income taxes	(1,849)	4,006
Net cash provided by operating activities	425	3,331

Cash flows from investing activities:
Purchases of property and equipment	(279)	(623)
Proceeds from the sale of property and equipment	8	12
Cash paid for acquisitions and transaction costs	(200)	(39)
Net cash used in investing activities	(471)	(650)

Cash flows from financing activities:
Proceeds from line of credit	40,335	47,657
Repayment of line of credit	(40,552)	(50,541)
Repayment of long-term debt	(770)	(342)
Repayment of capital leases	(64)	(29)
Proceeds from exercise of warrants	146	-

Net cash used in by financing activities	(905)	(3,255)

Net decrease in cash and cash equivalents	(951)	(574)
Cash and cash equivalents at beginning of period	3,173	2,483
Cash and cash equivalents at end of period	$2,222	$1,909

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATES STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended
	December 31,
	2008	2007

Supplemental cash flow information:
Interest paid	$67	$422
Income taxes paid	$2,030	$371
Non-cash investing and financing activities:
Assets purchased under capital leases	$-	$258

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)
(Unaudited)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2008	26,190,732	$1	$22,630	$(294)	$22,337

Stock-based compensation			281		281
Exercise of Warrants	200,000		146		146
Issuance of Director Shares	125,000		136		136
Net loss				(1,228)	(1,228)
Balance at December 31, 2008	26,515,732	$1	$23,193	$(1,522)	$21,672

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

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc., currently named Old Berliner, Inc.  (“Old Berliner”) and BCI Communications, Inc.(“BCI”), a Delaware corporation and our wholly-owned subsidiary.  As part of this transaction, BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”). Berliner is now the public reporting entity, and all of our operations are run out of Berliner’s wholly-owned subsidiary, BCI. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI.

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

On November 1, 2008, we entered into an Agreement with T3 Communications, Inc. to purchase certain of its assets and operations.  This acquisition provided our Specialty Communications Services Division with additional resources and a regional presence in the Southeast.

The results of these acquired businesses have been incorporated into our consolidated financial statements since the dates of acquisition.

The Company operates in two business segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2008, and for the three and six months ended December 31, 2008, and 2007, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At December 31, 2008 and June 30, 2008, current prepaid expenses and other current assets totaled approximately $1.1 million and $0.8 million, respectively, and consisted mainly of insurance and deferred financing fees.  Other non-current assets of approximately $0.3 million at December 31, 2008 and $0.3 million at June 30, 2008 are mainly deposits for our office and warehouse locations.

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

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Company and Precedent Transactions Analyses. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31, 2008. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the three and six months ended December 31, 2008. On an ongoing basis, the Company expects to perform its annual impairment test at January 31 absent any interim impairment indicators.

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

The weighted average number of common shares utilized in the earnings per share computation for the three months ended December 31, 2008 and 2007 was 26,466,547 and 17,081,786 respectively. The weighted average number of common shares utilized in the earnings per share computation for the six months ended December 31, 2008 and 2007 was 26,364,509 and 17,081,786 respectively.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(1,314)	$5,446	$(1,228)	$5,485

Denominator:
Weighted average common shares outstanding	26,467	17,082	26,365	17,082

Net income (loss) per share - basic	$(0.05)	$0.32	$(0.05)	$0.32

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Diluted earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(1,314)	$5,446	$(1,228)	$5,485
Plus: Interest expense on convertible debt net of income taxes	-	288	-	574
Net income (loss) allocable to common shareholders	$(1,314)	$5,734	$(1,228)	$6,059

Denominator:
Weighted average common shares outstanding	26,467	17,082	26,365	17,082
Effect of dilutive securities:
Stock options	-	517	-	508
Warrants	-	3,406	-	3,389
Convertible Debt	-	6,000	-	6,000
Weighted average common shares outstanding assuming dilution	26,467	27,005	26,365	26,979

Net income (loss) per share - diluted	$(0.05)	$0.21	$(0.05)	$0.22

Common share equivalents consist of stock options and warrants (for which we used the treasury stock method) and convertible notes payable (for which we used the “if converted” method). For the three months ended December 31, 2007, there were 483,190 stock options excluded from the computation of diluted net income per share because the exercise price of these was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

For the six months ended December 31, 2007, there were 655,920 stock options excluded from the computation of diluted net income per share because the exercise price of these was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, "Fair Value Measurements" (“SFAS 157”) for cash and cash equivalents effective January 1, 2008. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

The Company’s investment in overnight money market institutional funds, which amounted to $1.2 million at December 31, 2008, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157 which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of SFAS No. 157, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective January 1, 2008. The Company has determined that the impact of SFAS 157 will not have a material effect to the financial statements taken as a whole.

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

In February 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends FASB Statement No. 142, Goodwill and Other Intangible Assets , regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

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

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of APB 14-1 on the Company’s financial position or results of operations.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

4.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 31, 2008, and June 30, 2008, consist of the following:

	December 31,	June 30,
	2008	2008
Accounts receivable	$15,286	$23,870
Unbilled receivables	6,228	8,149
	21,514	32,019
Allowance for doubtful accounts	(712)	(830)
Total	$20,802	$31,189

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date.  Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables include deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables was $0.2 million and $0.8 million at December 31, 2008 and June 30, 2008, respectively.

For the three months ended December 31, 2008, we derived 73% of our total revenue from our six largest customers, and these customers represented 64% of our accounts receivable.  Of those customers, three of them individually represented greater than 5% of net revenue, one of them represented 10% of our net revenue, one of them represented 13% of net revenue and one of them represented 28% of our net revenue for the period. For the three months ended December 31, 2007, we derived 99% of our total revenue from our two largest customers.  Of those customers, one of them represented 11% of net revenue for the period and one of them represented 88% of net revenue for the period.

For the six months ended December 31, 2008, we derived 72% of our total revenue from our six largest customers, and these customers represented 66% of our accounts receivable.  Of those customers, three of them individually represented greater than 5% of net revenue, one of them represented 13% of our net revenue, one of them represented 17% of net revenue and one of them represented 25% of our net revenue for the period. For the six months ended December 31, 2007, we derived 90% of our total revenue from our two largest customers.  Of those customers, one of them represented 5% of net revenue for the period and one of them represented 85% of net revenue for the period.

5.	Inventories

Inventories totaled approximately $1.0 million as of December 31, 2008, and June 30, 2008. Inventories, which consist mainly of parts and raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

6.	Non-Current Assets

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million for the three months ended December 31, 2008 and 2007, and $0.2 million for the six months ended December 31, 2008 and 2007.

In November 2008, we entered into an Agreement with T3 Communications, Inc. to purchase certain of its assets and operations. There were no tangible assets acquired, therefore, the acquisition price of $0.2 million has been preliminarily allocated to Goodwill.

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

7.	Accrued Liabilities

Accrued liabilities at December 31, 2008, and June 30, 2008, consist of the following:

	December 31,	June 30,
	2008	2008
Employee compensation	$1,269	$2,998
Construction costs	3,663	8,107
Other	737	814
	$5,669	$11,919

Accrued construction costs are reported net of amounts deferred in the calculation of percentage of completion for our construction projects. The amount of deferred expense included in accrued construction costs was $0.5 million and $0.8 million at December 31, 2008 and June 30, 2008, respectively.

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

We recorded an income tax benefit of $0.8 million and an income tax expense of $3.7 million for the three months ended December 31, 2008 and 2007, respectively, and an income tax benefit of $0.5 million and an income tax expense of $3.7 million for the six months ended December 31, 2008 and 2007, respectively.  Included in the income tax expense for the first quarter of fiscal 2009 is approximately $0.2 million representing an adjustment to certain items previously considered deductible to our fiscal year end 2008 income tax expense. This amount was not material to either our income tax expense or net income for the fiscal year end 2008. This amount is reflected as a current tax expense for the six months ended December 31, 2008.

9.	Line of Credit

PNC Bank, National Association Facility

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as may thereafter become a party to the PNC Facility (collectively, the “Lenders”).  Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million.  Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential Financial Corporation of Delaware Valley (“Presidential”), pay fees and expenses relating to entering into the PNC Facility and provide for BCI’s working capital needs and shall be used to assist in the acquisition of companies engaged in the same line of business as BCI.

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

The term of the PNC Facility is three years and shall terminate on April 17, 2011.  BCI may terminate the PNC Facility at any time upon sixty (60) days’ prior written notice and upon payment in full of the obligations owing under the PNC Facility or any related documents.  Upon such early termination by BCI, BCI shall pay the Lenders an early termination fee in an amount equal to (y) one half of one percent (0.50%) of $15.0 million if the early termination occurs on or before April 16, 2009, and (z) three eighths of one percent (0.375%) of $15.0 million if the early termination occurs on or after April 17, 2009 or on or before April 16, 2010.  During the term of the PNC Facility, BCI shall observe certain customary financial covenants, including maintaining a Fixed Charge Coverage Ratio (as that term is defined in the PNC Facility) of not less than 1.10 to 1.00.  On February 13, 2009, we determined that we were no longer in compliance with the Fixed Charge Coverage Ratio covenant.  A violation of this financial covenant, unless waived by the Lenders, constitutes an event of default under the PNC Facility, giving the Lenders the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  As of February 17, 2009, there were no outstanding amounts borrowed under the PNC Facility, but there may be in the future if we elect to draw upon the line.  While we do not expect the Lenders to immediately terminate the PNC Facility or demand immediate repayment of the outstanding debt, if any, as a result of the aforementioned event of default, the Lenders have the right to do so.

BCI is in discussion with the Lenders to waive the current non-compliance with the financial covenant and enter into an amendment to the PNC Facility.  While BCI expects to negotiate an acceptable resolution, there can be no assurance that BCI will be able to negotiate a waiver or an amendment, or that such waiver or amendment will be on terms acceptable to BCI.  If BCI is unable to obtain a waiver from or enter into an amendment with the Lenders, it could have a material adverse effect on our financial position and our ability to execute our growth plans.

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

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility.  The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility.  Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice.  Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility.  Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011.  The balance outstanding at December 31, 2008 and June 30, 2008 was $0 and $0.2 million, respectively.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

10.	Stock-Based Compensation

At December 31, 2008, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

Stock-based compensation expense of approximately $0.2 million and $28 thousand was recorded during the three months ended December 31, 2008, and 2007, respectively and $0.3 million and $0.1 million during the six months ended December 31, 2008 and 2007, respectively.  The fair value of each stock option grant is estimated on the grant date using the Black-Scholes Merton option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of between 64% and 67% (derived from peer company implied estimated volatility); expected term of 6.25 years (based on our best estimate since we do not have adequate historical data); and risk-free interest rate between 2.06% and 3.06% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2008	16,891	$1,387.50	1,413,685	$3.37	18,704	$6,786.00
Options granted at fair value	-	-	923,326	1.43	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	(84,727)	1.12	-	-
Outstanding at December 31, 2008	16,891	$1,387.50	2,252,284	$2.66	18,704	$6,786.00
Exercisable at December 31, 2008	16,891	$1,387.50	1,087,196	$4.08	18,704	$6,786.00

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Nonvested options activity:

	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted
			Average	Average
	Number	Number	Exercise	Fair	Number
	of Shares	of Shares	Price	Value	of Shares
Balance at June 30, 2008	-	631,613	$1.14	$0.81	-
Options granted at fair value	-	923,326	1.43	0.65	-
Options vested	-	(323,952)	1.26	0.62	-
Options cancelled	-	(65,899)	1.17	0.67	-
Outstanding at December 31, 2008	-	1,165,088	$1.33	$0.75	-

At December 31, 2008, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

				Options Outstanding and Exercisable
							Weighted
						Weighted	Average
						Average	Remaining
				Number		Exercise	Contractual
	Option Price Range			of Shares	Exercisable	Price	Life
2001 Plan			$1,387.50	16,890	16,890	$1,387.50	2.03 Years
1999 Plan	$0.30	to	$0.81	665,750	650,500	$0.49	7.39 Years
	$0.90	to	$1.48	1,582,534	432,696	$1.33	9.12 Years
			$7.05	167	167	$7.05	5.54 Years
			$8.01	250	250	$8.01	5.16 Years
			$16.50	2,417	2,417	$16.50	1.52 Years
			$3,000.00	1,167	1,167	$3,000.00	0.77 Years
Non-Plan			$3,600.00	636	636	$3,600.00	1.19 Years
			$6,900.00	18,067	18,067	$6,900.00	1.26 Years

11.	Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement dated December 29, 2006 (the “Note Purchase Agreement”) between us and Sigma Opportunity Fund, LLC (“Sigma”), so long as Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. We paid Sigma $0 and $53 thousand during the three months ended December 31, 2008 and 2007, respectively, and $0 and $0.1 million during the six months ended December 31, 2008 and 2007, respectively, in interest on a note payable to Sigma. We paid Mr. Waye $21 thousand and $12 thousand during the three months ended December 31, 2008 and 2007, respectively, and $21 thousand and $13 thousand during the six months ended December 31, 2008 and 2007, respectively, for his service as a director pursuant to our standard non-employee director compensation program. In addition, we issued 25,000 shares of our common stock to each of Mr. Waye and all of our outside independent directors. The value of the stock issued to each director was $28 thousand at the time of issuance.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC, (“Sigma Berliner”) an affiliate of Sigma and Thom Waye, and issued a note to Sigma Berliner in the principle amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase 750,000 shares of our common stock. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of a December 29, 2006 transaction, at a time at which it was not an affiliate of Berliner. During the three and six months ended December 31, 2008 and 2007, we paid Sigma Berliner $0 and $26 thousand, and $0 and $52 thousand, respectively, in interest on the Sigma Berliner Note.

On September 9, 2008, we entered into an Agreement and Plan of Reorganization (the “Plan”) consisting of a one-for-one share exchange with Old Berliner, Inc. (“Old Berliner”), our then-largest stockholder.  For a description of this transaction, see Note 14.

12.           Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

13.           Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning.  The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and amortization, and loss on sale of fixed assets.  We do not identify or allocate assets, including capital expenditures, by operating segment.  Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.   Selected segment financial information for the three and six months ended December 31, 2008, and 2007, is presented below:

	Three Months Ended December 31,
	2008			2007
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$13,035	$1,500	$14,535	$44,433	$7,700	$52,133
Cost of revenue	10,138	760	10,898	29,228	5,195	34,423
Gross margin	2,897	740	3,637	15,205	2,505	17,710
Selling, general and administrative expenses	5,576	(126)	5,450	6,552	1,066	7,618
Depreciation and amortization	291	34	325	235	49	284
Gain on sale of fixed assets	(4)	(1)	(5)	-	-	-
Operating income	$(2,966)	$833	$(2,133)	$8,418	$1,390	$9,808

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

	Six Months Ended December 31,
	2008			2007
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$24,751	$2,870	$27,621	$62,918	$12,357	$75,275
Cost of revenue	17,529	844	18,373	42,064	8,984	51,048
Gross margin	7,222	2,026	9,248	20,854	3,373	24,227
Selling, general and administrative expenses	10,297	346	10,643	11,048	2,026	13,074
Depreciation and amortization	563	65	628	417	95	512
Loss (gain) on sale of fixed assets	(4)	(1)	(5)	6	2	8
Operating income	$(3,634)	$1,616	$(2,018)	$9,383	$1,250	$10,633

14.           Subsequent Event

Reorganization of Old Berliner, Inc.

On September 9, 2008, we entered into the Plan consisting of a one-for-one share exchange with Old Berliner.  The transaction, which was approved by the Old Berliner stockholders on January 30, 2009, was designed to simplify our ownership structure, increase the number of shares in our “public float”, and we expect it may also improve liquidity for our stockholders.

The Plan calls for us and Old Berliner to exchange substantially all the assets of Old Berliner, which consist primarily of 13,104,644 shares of our common stock, in exchange for 13,104,644 newly issued shares of our common stock (the “Issued Shares”). Pursuant to the Plan, on February 4, 2009, Old Berliner transferred 13,104,644 shares of our common stock for 13,104,644 newly issued shares of our common stock.  Old Berliner will no longer engage in any business and will now promptly liquidate and dissolve as a corporation and, after making provision for any existing liabilities, whether fixed or contingent, distribute its assets to the shareholders of Old Berliner in complete cancellation and redemption of their shares of Old Berliner capital stock.

We continue to have the same number of shares outstanding as we had prior to the February 4, 2009 exchange.  Because of the large number of shareholders of Old Berliner with no affiliation to us, we expect this transaction to potentially increase our public float by approximately 5 million shares.  Under the Plan, we did not assume any liabilities or obligations of Old Berliner, but each of us and Old Berliner has agreed to indemnify the other party and its successors and assigns against losses and damages incurred by any one party for any breach of any of the representations, warranties, covenants or agreements made by the other party pursuant to the Plan.

Rich Berliner, our Chief Executive Officer, President and Chairman of our Board of Directors, is also the Chief Executive Officer, President and Chairman of the Board of Old Berliner and owned 57.4% of the outstanding common stock of Old Berliner.  Old Berliner, at the time the transaction was approved, held 49.4% of our outstanding stock.  Therefore, Mr. Berliner had the power to control Old Berliner, and, through Old Berliner, had effective control of us. We expect Mr. Berliner to beneficially own approximately 28.5% of our outstanding stock after the distribution of the assets of Old Berliner is complete.

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

Forward-looking statements in this Quarterly Report include, without limitation, statements concerning:

•	our ability to generate future revenue;
▪	our financial condition and strategic direction;
▪	our future capital requirements and our ability to satisfy our capital needs;
▪	our ability to adequately staff our service offerings;
▪	the potential for cost overruns and costs incurred upon failing to meet agreed standards;
▪	opportunities for us from new and emerging wireless technologies;
▪	our ability to obtain additional financing;
▪	our growth strategy;
▪	trends in the wireless telecommunications industry;
▪	our competitive position; and
▪	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks related to our recent decrease in revenue;
▪	risks related to our ability to secure an amendment to our credit facility with PNC Bank;
▪	risks related to the market for our shares;
▪	risks related to disruptions in the global capital markets;
▪	risks related to a concentration of revenue from a small number of customers;
▪	risks associated with competition in the wireless telecommunications industry;
▪	risks that we will not be able to generate positive cash flow;
▪	risks that we may not be able to obtain additional financing;

▪	risks that we will not be able to take advantage of new and emerging wireless technologies; and
▪	risks that we will be unable to adequately staff our service offerings.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and six months ended December 31, 2008, and 2007, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) infrastructure construction and technical services, and (2) site acquisition and zoning to wireless communications carriers.

All amounts presented herein are expressed in thousands, except share and per-share data, unless otherwise specifically noted.

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Statement of Operations Data:
Revenue	$14,535	$52,133	$27,621	$75,275
Gross margin	3,637	17,710	9,248	24,227
Operating income (loss)	(2,133)	9,808	(2,018)	10,633
Net income (loss)	(1,314)	5,446	(1,228)	5,485

Net income (loss) per share
Basic	$(0.05)	$0.32	$(0.05)	$0.32
Diluted	$(0.05)	$0.21	$(0.05)	$0.22

	December 31,	June 30,
	2008	2008
Balance Sheet Data:
Current assets	$26,167	$36,672
Total assets	32,601	43,269
Current liabilities	10,236	20,056
Long-term debt, net of debt
discount and current portion	569	772
Stockholder's equity	21,672	22,337

Three months ended December 31, 2008, compared to three months ended December 31, 2007
(Amounts in Thousands Unless Otherwise Stated)

Revenue

	Three months ended
	December 31,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$13,035	$44,433	$(31,398)
Site acquisition and zoning	1,500	7,700	(6,200)
Total	$14,535	$52,133	$(37,598)

We had revenue of $14.5 million for the three months ended December 31, 2008, versus $52.1 million for the three months ended December 31, 2007.  This represents a decrease of $37.6 million, or 72%. Revenue from infrastructure construction and technical services decreased $31.4 million from $44.4 million, or 71% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Revenue from site acquisition and zoning decreased $6.2 million from $7.7 million, or 81%, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. This decrease in revenue is related to several factors:

•
Our largest customer during fiscal 2008, Sprint Nextel, cancelled purchase orders for work previously awarded to us, and asked us to delay the completion of other purchase orders.  These cancellations and delays were related to Sprint’s sale of its fourth generation, or 4G, WiMax networks business to Clearwire Communications, and were unrelated to our performance on these projects. This impacted our financial results in the quarters ended September 30 and December 31, 2008 and we expect it to continue to impact our financial results in the third and fourth quarter of fiscal 2009.  We have received purchase orders related to the continuation of this work, and while we believe the 4G project will be a large one, we cannot predict with certainty when this work will pick-up again in earnest, or to what extent we will be asked to provide services to support this network build-out.

•
We had an extraordinarily strong second quarter of fiscal 2008 because of a significant push by our then-largest customer to complete a large number of jobs during this period.  As previously reported, we did not expect to match such results again this quarter.

Going forward, the general downturn in national and global economic conditions may impact us and possibly our customers, subcontractors, vendors and suppliers, but we cannot predict the extent of this impact at this time.  We are seeing some pricing pressure in some of our service lines, but we believe this is attributable to a shift in our customer base and not necessarily economic conditions.  In addition, bidding for some new projects has become more competitive.  At the same time we are continuing to win new work across the country. Therefore, while we do not expect our quarterly revenue for the remainder of fiscal 2009 to match our revenue for the same periods in fiscal 2008, we do not expect it to decline sequentially during the third and fourth quarters of fiscal 2009 because of the new business we have been awarded.

Historically we win and begin projects on an irregular basis, and, therefore, we have seen in normal economic conditions considerable variability in our historic quarterly results.  In light of this, and the broad-based uncertainty surrounding general economic conditions, we expect to continue to see significant quarterly variability throughout our fiscal 2009 and beyond. Therefore, we consider our annual results to be the most appropriate measure for evaluating our business.  We expect our fiscal 2009 annual results to be significantly lower than our fiscal 2008 financial results, primarily because of the above referenced factors.  However, we believe our overall financial position is strong, we have a diverse and growing customer base, and we have developed a platform for sustained and continued long-term growth beyond fiscal 2009.

We recognize revenues from contracts from infrastructure construction and technical services and site acquisition and zoning on the percentage-of-completion method of accounting.

Cost of Revenue
	Three months ended
	December 31,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$10,138	$29,228	$(19,090)
Site acquisition and zoning	760	5,195	(4,435)
Total	$10,898	$34,423	$(23,525)

Our cost of revenue was $10.9 million and $34.4 million for the three months ended December 31, 2008 and 2007, respectively.  This represents a decrease of $23.5 million, or 68%, during a period when revenue decreased 72%. These amounts represent 75% and 66% of total revenue for the three months ended December 31, 2008 and 2007, respectively.

Cost of revenue for infrastructure construction and technical services decreased $19.1 million from $29.2 million for the three months ended December 31, 2007 to $10.1 million for the three months ended December 31, 2008. This represents a decrease of 65% during a period when corresponding revenue decreased 71%.

Cost of revenue for site acquisition and zoning decreased $4.4 million from $5.2 million for the three months ended December 31, 2007 to $0.8 million for the three months ended December 31, 2008. This represents a decrease of 85% during a period when corresponding revenue decreased 81%.

Gross Margin

	Three months ended
	December 31,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$2,897	$15,205	$(12,308)
Site acquisition and zoning	740	2,505	(1,765)
	$3,637	$17,710	$(14,073)

Our gross margin for the three months ended December 31, 2008, was $3.6 million as compared to $17.7 million for the three months ended December 31, 2007.  Our gross margin as a percentage of revenue was approximately 25% for the three months ended December 31, 2008, as compared to 34% for the three months ended December 31, 2007.

In light of the current telecommunications market and economic conditions in general, we have decided to market our services more aggressively than we have in the past. Competition has increased and many of our customers are exploring ways to reduce costs, which could impact pricing for some services. This has led to a decrease in our gross profit margins, which we believe will continue to be lower than our historic margins at least through the end of fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 were $5.5 million as compared to $7.6 million for the three months ended December 31, 2007. This represents an overall decrease of $2.1 million, or 28%, which consists primarily of decreases in insurance and professional fees of $0.6 million, rent and other occupancy costs of $0.3 million and payroll related expenses of $1.5 million.

Depreciation and Amortization

Depreciation recorded on fixed assets during the three months ended December 31, 2008 totaled approximately $0.2 million as compared to $0.2 million for the three months ended December 31, 2007. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.1 million in both of the three months ended December 31, 2008 and 2007, respectively.

Interest Expense

We recognized $47 thousand in interest expense during the three months ended December 31, 2008 as compared to $0.3 million during the three months ended December 31, 2007.  This 84% decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma and the other participating noteholders and the reduced usage of our line of credit with PNC.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $15 thousand and $0.3 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the three months ended December 31, 2008 and 2007, respectively.

Income Taxes

We recorded income tax benefit of $0.8 million and income tax expense of $3.7 million for the three months ended December 31, 2008 and 2007, respectively. The effective income tax rate for the three months ended December 31, 2008 was 39% as compared to 40% for the three months ended December 31, 2007.

At June 30, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income.  We can only utilize certain NOL’s of approximately $64 thousand per year due to limitations as a result of the Acquisition (see Note 1 of our Consolidated Financial Statements).

Six months ended December 31, 2008, compared to six months ended December 31, 2007
(Amounts in Thousands Unless Otherwise Stated)

Revenue
	Six months ended
	December 31,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$24,751	$62,918	$(38,167)
Site acquisition and zoning	2,870	12,357	(9,487)
Total	$27,621	$75,275	$(47,654)

We had revenue of $27.6 million for the six months ended December 31, 2008, versus $75.3 million for the six months ended December 31, 2007.  This represents a decrease of $47.7 million, or 63%. Revenue from infrastructure construction and technical services decreased $38.2 million from $62.9 million, or 61% for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. Revenue from site acquisition and zoning decreased $9.5 million from $12.4 million, or 77%, for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. This decrease in revenue is related to several factors:

•
Our largest customer during fiscal 2008, Sprint Nextel, cancelled purchase orders for work previously awarded to us, and asked us to delay the completion of other purchase orders.  These cancellations and delays were related to Sprint’s sale of its fourth generation, or 4G, WiMax networks business to Clearwire Communications, and were unrelated to our performance on these projects. This impacted our financial results in the quarters ended September 30 and December 31, 2008 and we expect it to continue to impact our financial results in the third and fourth quarter of fiscal 2009.  We have received purchase orders related to the continuation of this work, and while we believe the 4G project will be a large one, we cannot predict with certainty when this work will pick-up again in earnest, or to what extent we will be asked to provide services to support this network build-out.

•
We had an extraordinarily strong second quarter of fiscal 2008 because of a significant push by our then-largest customer to complete a large number of jobs during this period.  As previously reported, we did not expect to match such results again this quarter.

Going forward, the general downturn in national and global economic conditions may impact us and possibly our customers, subcontractors, vendors and suppliers, but we cannot predict the extent of this impact at this time.  We are seeing some pricing pressure in some of our service lines, but we believe this is attributable to a shift in our customer base and not necessarily economic conditions.  In addition, bidding for some new projects has become more competitive.  At the same time we are continuing to win new work across the country.  Therefore, while we do not expect our quarterly revenue for the remainder of fiscal 2009 to match our revenue for the same periods in fiscal 2008, we do not expect it to decline sequentially during the third and fourth quarters of fiscal 2009 because of the new business we have been awarded.

We recognize revenues from contracts from infrastructure construction and technical services and site acquisition and zoning on the percentage-of-completion method of accounting.

Cost of Revenue
	Six months ended
	December 31,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$17,529	$42,064	$(24,535)
Site acquisition and zoning	844	8,984	(8,140)
Total	$18,373	$51,048	$(32,675)

Our cost of revenue was $18.4 million and $51.0 million for the six months ended December 31, 2008 and 2007, respectively.  This represents a decrease of $32.7 million, or 64%, during a period when revenue decreased 63%. These amounts represent 67% and 68% of total revenue for the six months ended December 31, 2008 and 2007, respectively.

Cost of revenue for infrastructure construction and technical services decreased $24.5 million from $42.1 million for the six months ended December 31, 2007 to $17.5 million for the six months ended December 31, 2008. This represents a decrease of 58% during a period when corresponding revenue decreased 61%.

Cost of revenue for site acquisition and zoning decreased $8.1 million from $9.0 million for the six months ended December 31, 2007 to $0.8 million for the six months ended December 31, 2008. This represents a decrease of 91% during a period when corresponding revenue decreased 77%.

Gross Margin
	Six months ended
	December 31,
	2008	2007	(Decrease)
Infrastructure construction and technical services	$7,222	$20,854	$(13,632)
Site acquisition and zoning	2,026	3,373	(1,347)
	$9,248	$24,227	$(14,979)

Our gross margin for the six months ended December 31, 2008 decreased 62% to $9.2 million as compared to $24.2 million for the six months ended December 31, 2007.  Our gross margin as a percentage of revenue was approximately 33% for the six months ended December 31, 2008, as compared to 32% for the six months ended December 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2008 were $10.6 million as compared to $13.1 million for the six months ended December 31, 2007. This represents an overall decrease of $2.5 million, or 19%, which consists primarily of decreases in insurance and professional fees of $0.7 million, rent and other occupancy costs of $0.4 million and payroll related expenses of $1.2 million.

Depreciation and Amortization

Depreciation recorded on fixed assets during the six months ended December 31, 2008 totaled approximately $0.5 million as compared to $0.4 million for the six months ended December 31, 2007. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.2 million in both of the six months ended December 31, 2008 and 2007, respectively.

Interest Expense

We recognized $0.1 million in interest expense during the six months ended December 31, 2008 as compared to $0.7 million during the six months ended December 31, 2007.  This 86% decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma and the other participating noteholders and the reduced usage of our line of credit with PNC.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $30 thousand and $0.7 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the six months ended December 31, 2008 and 2007, respectively.

Income Taxes

We recorded an income tax benefit of $0.5 million and an income tax expense of $3.7 million for the six months ended December 31, 2008 and 2007, respectively. The effective income tax rate for the six months ended December 31, 2008 was 30% as compared to 40% for the six months ended December 31, 2007.  Included in the income tax expense for the first quarter of fiscal 2009 is approximately $0.2 million representing an adjustment to certain items previously considered deductible  to our fiscal year end 2008 income tax expense. This amount was not material to either our income tax expense or net income for fiscal 2008. This amount is reflected as a current tax expense for the six months ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2008, we had consolidated current assets of approximately $26.2 million, including cash and cash equivalents of approximately $2.2 million and net working capital of approximately $15.9 million.  Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common stock and borrowings under loan arrangements. The principal use of cash during the six months ended December 31, 2008 was to pay income taxes and to fund the payments in accounts payable and accrued expenses.

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

The term of the PNC Facility is three years and shall terminate on April 17, 2011.  BCI may terminate the PNC Facility at any time upon sixty (60) days’ prior written notice and upon payment in full of the obligations owing under the PNC Facility or any related documents.  Upon such early termination by BCI, BCI shall pay the Lenders an early termination fee in an amount equal to (y) one half of one percent (0.50%) of $15.0 million if the early termination occurs on or before April 16, 2009, and (z) three eighths of one percent (0.375%) of $15.0 million if the early termination occurs on or after April 17, 2009 or on or before April 16, 2010.  During the term of the PNC Facility, BCI shall observe certain customary financial covenants, including maintaining a Fixed Charge Coverage Ratio (as that term is defined in the PNC Facility) of not less than 1.10 to 1.00.  On February 13, 2009, we determined that we were no longer in compliance with the Fixed Charge Coverage Ratio covenant.  A violation of this financial covenant, unless waived by the Lenders, constitutes an event of default under the PNC Facility, giving the Lenders the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  As of February 17, 2009, there were no outstanding amounts borrowed under the PNC Facility, but there may be in the future if we elect to draw upon the line.  While we do not expect the Lenders to immediately terminate the PNC Facility or demand immediate repayment of the outstanding debt, if any, as a result of the aforementioned event of default, the Lenders have the right to do so.

BCI is in discussion with the Lenders to waive the current non-compliance with the financial covenant and enter into an amendment to the PNC Facility.  While BCI expects to negotiate an acceptable resolution, there can be no assurance that BCI will be able to negotiate a waiver or an amendment, or that such waiver or amendment will be on terms acceptable to BCI.  If BCI is unable to obtain a waiver from or enter into an amendment with the Lenders, it could have a material adverse effect on our financial position and our ability to execute our growth plans.

On February 28, 2007, in connection with the Asset Purchase Agreement with Digitcom, J&J Leasing Partnership and the shareholders of Digitcom for the purchase certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership. The balance outstanding at December 31, 2008 was $0.7 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with PNC, and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we do not generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, or we are unable to obtain a waiver of our default under the PNC Facility, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. Our ability to raise additional capital or financing, if necessary, may be negatively impacted by recent downturns in the capital markets and the U.S. economy in general. In addition, the cancellation and/or deferral of a number of projects from our largest customer may have a material impact on our ability to generate sufficient cash flow in future periods. Cost saving strategies may be necessary if we do not obtain orders from other customers sufficient to replace these projects.

As of December 31, 2008, our backlog was approximately $9.7 million as compared to $15.2 million as of June 30, 2008.  During the fourth quarter of fiscal 2008 and continuing into the first quarter of fiscal 2009, our largest customer notified us to delay completing certain purchase orders, and has cancelled other existing purchase orders. We believe substantially all of our backlog at December 31, 2008 will be filled within the fiscal year ending June 30, 2009.

The net cash provided by (used in) operating, investing and financing activities for the six months ended December 31, 2008 and 2007, is summarized below:

	Six months ended
	December 31,
	2008	2007
Net cash provided by operating activities	$425	$3,331
Net cash used in investing activities	(471)	(650)
Net cash used in financing activities	(905)	(3,255)

Cash provided by operating activities.

Net cash provided by operating activities in the six months ended December 31, 2008 and 2007 was approximately $0.4 million and $3.3 million, respectively.   During the six months ended December 31, 2008, cash flow used in operating activities primarily resulted from operating loss, net of non-cash charges, of approximately $0.6 million, which represents a decrease of $6.9 million from the six months ended December 31, 2007. This decrease was primarily caused by net loss of $1.2 million as compared to net income of $5.5 million. We also realized a decrease in accounts receivable of approximately $10.5 million due to increased collections and decreased revenue during the six months ended December 31, 2008. These were partly offset by decreases in accounts payable of approximately $1.5 million and accrued liabilities of approximately $6.4 million. In the six months ended December 31, 2007, cash used in operating activities primarily resulted from operating income, net of non-cash charges, of $6.2 million, an increase in accounts receivable of $26.8 million which were partly offset by increases in accounts payable of $8.3 million and accrued liabilities of $11.8 million.

Cash used in investing activities.

Net cash used in investing activities decreased 28% to approximately $0.5 million and $0.7 million in the six months ended December 31, 2008 and 2007, respectively. During the six months ended December 31, 2008, cash used in investing activities was primarily used for the purchase of fixed assets and the acquisition of certain assets and operations of T3 Communications, Inc.  During the six months ended December 31, 2007, cash used in investing activities was primarily used for the purchase of fixed assets.

Cash used in financing activities.

Net cash used in financing activities in the six months ended December 31, 2008 and 2007 was approximately $0.9 million  and $3.3 million, respectively.  During the six months ended December 31, 2008, net cash used in financing activities consisted primarily of repayment of long-term debt related to the Digitcom acquisition and other short-term financing of $0.8 million and repayment of our line of credit of $0.2 million. During the six months ended December 31, 2007, net cash used in financing activities consisted primarily of net repayments against our credit facility of $2.9 million and reductions of other debt obligations of approximately $0.3 million.

We believe our existing cash and cash equivalents, and our line of credit, once we obtain a waiver of our default as expected, will be sufficient to meet our cash requirements in the near term. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure that additional equity or debt financing will be available on acceptable terms, or at all. We expect our sources of liquidity beyond twelve months will be our then current cash balances, funds from operations, if any, our then current PNC credit facility and any additional equity or credit facilities we can arrange.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our and BCI’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report.  There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us or our subsidiaries, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our revenue has declined significantly, and if we are not able to grow our revenue as expected, we will need to cut costs dramatically to maintain profitability.

We had revenue of $27.6 million for the six months ended December 31, 2008, versus $75.3 million for the six months ended December 31, 2007. The quarterly variability of our business and economic conditions in general make it difficult to  predict when or if future revenue growth will begin.   If we are not able to grow our revenues over time,  we will need to cut costs dramatically to maintain profitability, which could result in delays in implementing our business plans.   If revenue declines further, or if our expected growth does not occur soon enough, we may not be able to maintain profitability at all.

The closing of the Agreement and Plan of Reorganization between us and Old Berliner, Inc. and Old Berliner’s distribution of registered shares of our common stock to the Old Berliner stockholders will create a significant additional amount of shares of our common stock eligible for future sale, and this may adversely affect the market price of our common stock.

After the closing of the Agreement and Plan of Reorganization, approximately 5.6 million additional shares of our common stock will be held by non-affiliates.  The market price of our common stock could decline as a result of sales of a large number of those shares in the market or the perception that these sales could occur.  These sales, or the possibility these sales could occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the six months ended December 31, 2008, we derived 72% of our total revenue from our six largest customers, and these customers represented 66% of our accounts receivable.  Of those customers, three of them individually represented greater than 5% of net revenue, one of them represented 13% of our net revenue, one of them represented 17% of net revenue and one of them represented 25% of our net revenue for the period. For the six months ended December 31, 2007, we derived 90% of our total revenue from our two largest customers.  Of those customers, one of them represented 5% of net revenue for the period and one of them represented 85% of net revenue for the period.

As of and for the year ended June 30, 2008, we derived 84% of our total revenues from our two largest customers, and those customers represented 62% of our accounts receivable.  During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenues.  While we have diversified our customer base significantly, Sprint Nextel has cancelled purchase orders associated with its sale of its fourth generation, or 4G, Wimax network business to Clearwire Communications, and we may not be able to replace this revenue going forward.

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

Our operating results have varied considerably in the past, and may continue to do so, due to a number of factors. Many of these factors are outside our control and include, without limitation, the following:

•	financing provided to customers and potential customers, particularly in light of tight credit markets and other factors associated with current economic conditions;

•
the commencement, progress, completion or termination of contracts during any particular quarter, for example, the cancellation of purchase orders by our largest customer significantly impacted our financial results for the first half of fiscal 2009;

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

We are in default under our credit facility with PNC Bank, and this could severely impact our ability to grow our business and execute our business plan should we be unable to obtain a waiver of this default.

On February 13, 2009, we determined that we were no longer in compliance with the Fixed Charge Coverage Ratio covenant in our credit facility with PNC Bank (the "PNC Facility").  The Lenders under the PNC Facility now have the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  While we do not expect the Lenders to immediately terminate the PNC Facility or demand immediate repayment of the outstanding debt and payment of accrued interest thereon, as a result of the aforementioned event of default, the Lenders have the right to do so.   As of February 17, 2009, there were no outstanding amounts borrowed under the PNC Facility, but there may be in the future if we elect to draw upon the line. PNC could then terminate our line of credit if we remain in default, and execute additional remedies pursuant to the terms of the PNC Facility, including demanding repayment of outstanding amounts due under the line at that time.  In this circumstance, if we do not have sufficient funds to make this payment, we could be forced into insolvency.  Even if we were to pay off the line, we might not be able to access the line of credit for additional funds going forward, and  this could severely impact our ability to grow our business and execute our business plan.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 5, 2008. At this meeting, the stockholders voted in favor of the following items listed in the Proxy Statement dated October 16, 2008:

(1)	Election of Directors:

Nominee	For	Against
Mark Dailey	23,178,500	23,116
Thom Waye	23,178,500	23,116

(2)	Ratification of the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ended June 30, 2009:

For	Against	Abstain
23,201,237	22	357

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERLINER COMMUNICATIONS, INC.

Date: February 17, 2009	By:	/s/ Richard B. Berliner

Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2009	By:	/s/ Raymond A. Cardonne, Jr.

Raymond A. Cardonne, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)