Form 10-Q
period 2009-03-31
BERLINER COMMUNICATIONS INC
filed 2009-05-14
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 12, 2009, 26,515,732 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
INDEX

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,067	$3,173
Accounts receivable, net of allowance for doubtful accounts of $732 at March 31, 2009 and $830 at June 30, 2008, respectively	16,011	31,189
Inventories	1,041	1,012
Deferred tax assets - current	2,896	536
Prepaid expenses and other current assets	865	762
	23,880	36,672
Property and equipment, net	2,394	2,924
Amortizable intangible assets, net	563	816
Goodwill	2,284	2,084
Deferred tax assets - long-term	2,749	505
Other assets	272	268
Total Assets	$32,142	$43,269

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,478	$4,820
Accrued liabilities	4,495	11,919
Accrued income taxes	-	1,849
Line of credit	-	217
Current portion of long-term debt	1,098	1,133
Current portion of capital lease obligations	121	118
	9,192	20,056
Long-term debt, net of current portion	26	467
Long-term capital lease obligations, net of current portion	219	305
Other long-term liabilities	110	104
Total liabilities	9,547	20,932

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	1	1
Additional paid-in capital	25,658	22,630
Accumulated deficit	(3,064)	(294)
Total stockholders' equity	22,595	22,337
Total liabilities and stockholders' equity	$32,142	$43,269

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue	$11,105	$28,696	$38,726	$103,971
Costs of revenue	8,771	20,207	27,144	71,255
Gross margin	2,334	8,489	11,582	32,716
Selling, general and administrative expenses	5,039	5,942	15,682	19,016
Depreciation and amortization	323	329	951	841
(Gain) loss on sale of fixed assets	(4)	-	(9)	8
Income (loss) from operations	(3,024)	2,218	(5,042)	12,851

Other (income) expense
Interest expense	57	263	164	952
Amortization of deferred financing fees and accretion of debt discount	15	355	45	1,076
Financing fees	-	-	-	36
Interest income	(5)	(24)	(57)	(50)
Other	(9)	(35)	(365)	(41)
Income (loss) before income taxes	(3,082)	1,659	(4,829)	10,878
Income tax (benefit) expense	(1,540)	759	(2,059)	4,493
Net income (loss)	$(1,542)	$900	$(2,770)	$6,385

Net income (loss) per share:
Basic	$(0.06)	$0.05	$(0.10)	$0.37
Diluted	$(0.06)	$0.04	$(0.10)	$0.27

Weighted average number of shares outstanding:
Basic	26,516	17,358	26,414	17,174
Diluted	26,516	27,579	26,414	27,176

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2009	2008

Cash flows from operating activities:

Net income (loss)	$(2,770)	$6,385
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	951	841
Amortization of deferred financing fees	45	285
Bad debt expense	251	35
Stock-based compensation	616	117
(Gain) loss on sale of fixed assets	(9)	8
Accretion of debt discount associated with warrants	-	766
Financing fees	-	26
Deferred tax assets, net	(2,242)	(397)
Changes in operating assets and liabilities:
Accounts receivable	14,927	(17,299)
Inventories	(29)	(307)
Prepaid expenses and other current assets	499	(1)
Other assets	1	108
Accounts payable	(1,344)	1,679
Accrued liabilities	(7,405)	9,513
Accrued income taxes	(1,849)	1,455
Net cash provided by operating activities	1,642	3,214

Cash flows from investing activities:
Purchases of property and equipment	(343)	(873)
Proceeds from the sale of property and equipment	12	12
Acquisition of IND	(200)	-
Acquisition of Comtech	-	(39)
Net cash used in investing activities	(531)	(900)

Cash flows from financing activities:
Proceeds from line of credit	56,208	89,707
Repayment of line of credit	(56,425)	(92,651)
Repayment of long-term debt	(919)	(626)
Repayment of capital leases	(132)	(54)
Recapitalization expenses	(95)	-
Proceeds from exercise of stock options and warrants	146	74
Net cash used in financing activities	(1,217)	(3,550)

Net decrease in cash and cash equivalents	(106)	(1,236)
Cash and cash equivalents at beginning of period	3,173	2,483

Cash and cash equivalents at end of period	$3,067	$1,247

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2009	2008

Supplemental cash flow information:
Interest paid	$104	$582
Income taxes paid	$2,029	$3,421
Non-cash investing and financing activities:
Assets purchased under capital leases	$13	$272
Federal net operating loss carryforwards acquired in Old Berliner recapitalization	$2,361	$-

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)
(Unaudited)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2008	26,190,732	$1	$22,630	$(294)	$22,337

Stock-based compensation			479		479
Exercise of Warrants	200,000		146		146
Issuance of Director Shares	125,000		137		137
Recapitalization expenses			(95)		(95)
Effect of Recapitalization			2,361		2,361
Net loss				(2,770)	(2,770)
Balance at March 31, 2009	26,515,732	$1	$25,658	$(3,064)	$22,595

 The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

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

During fiscal 2007, we entered into several asset purchase agreements which expanded our presence primarily in the West and Southwest portions of the United States.

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

The accompanying unaudited consolidated financial statements as of March 31, 2009, and for the three and nine months ended March 31, 2009 and 2008, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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
(Amounts in thousands except for share and per share amounts)

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

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At March 31, 2009 and June 30, 2008, current prepaid expenses and other current assets totaled approximately $0.9 million and $0.8 million, respectively, and consisted mainly of insurance and deferred financing fees.  Other non-current assets of approximately $0.3 million at March 31, 2009 and $0.3 million at June 30, 2008 are mainly deposits for our office and warehouse locations.

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
(Amounts in thousands except for share and per share amounts)

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

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Companies. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31, 2009. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the three and nine months ended March 31, 2009. On an ongoing basis, the Company expects to perform its annual impairment test at January 31 absent any interim impairment indicators.

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

The weighted average number of common shares utilized in the earnings per share computation for the three months ended March 31, 2009 and 2008 was 26,515,732 and 17,357,655 respectively. The weighted average number of common shares utilized in the earnings per share computation for the nine months ended March 31, 2009 and 2008 was 26,414,181 and 17,173,742, respectively.

The following table sets forth the computations of basic and diluted earnings per share:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(1,542)	$900	$(2,770)	$6,385

Denominator:
Weighted average common shares outstanding	26,516	17,358	26,414	17,174

Net income (loss) per share - basic	$(0.06)	$0.05	$(0.10)	$0.37

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Diluted earnings per share:
Numerator:

Net income (loss) allocable to common shareholders	$(1,542)	$900	$(2,770)	$6,385
Plus: Interest expense on convertible debt net of income taxes	-	261	-	835
Net income (loss) allocable to common shareholders	$(1,542)	$1,161	$(2,770)	$7,220

Denominator:
Weighted average common shares outstanding	26,516	17,358	26,414	17,174
Effect of dilutive securities:
Stock options	-	799	-	581
Warrants	-	3,422	-	3,421
Convertible Debt	-	6,000	-	6,000
Weighted average common shares outstanding assuming dilution	26,516	27,579	26,414	27,176

Net income (loss) per share - diluted	$(0.06)	$0.04	$(0.10)	$0.27

Common share equivalents consist of stock options and warrants (for which we used the treasury stock method) and convertible notes payable (for which we used the “if converted” method). For the three months ended March 31, 2008, there were 4,000 stock options excluded from the computation of diluted net income per share because the exercise price of these was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

For the nine months ended March 31, 2008, there were 15,190 stock options excluded from the computation of diluted net income per share because the exercise price of these was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, "Fair Value Measurements" (“SFAS 157”) for cash and cash equivalents effective July 1, 2008. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

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

The Company’s investment in overnight money market institutional funds, which amounted to $2.3 million at March 31, 2009, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157 which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of SFAS No. 157, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective July 1, 2008. The Company has determined that the impact of SFAS 157 will not have a material effect to the financial statements taken as a whole.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

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

In February 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This pronouncement amends FASB Statement No. 142, Goodwill and Other Intangible Assets, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

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

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under FSP APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of FSP APB 14-1 on the Company’s financial position or results of operations.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

In November 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of the adoption of EITF 08-6 on the Company’s financial position or results of operations.

4.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable at March 31, 2009 and June 30, 2008, consist of the following:

	March 31,	June 30,
	2009	2008
Accounts receivable	$11,269	$23,870
Unbilled receivables	5,474	8,149
	16,743	32,019
Allowance for doubtful accounts	(732)	(830)
Total	$16,011	$31,189

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date.  Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables include deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables was $0.5 million and $0.8 million at March 31, 2009 and June 30, 2008, respectively.

For the three months ended March 31, 2009, we derived 67% of our total revenue from our five largest customers, and these customers represented 43% of our accounts receivable.  These five customers represented 8%, 11%, 11%, 13% and 23%, respectively of our net revenue for the period. For the three months ended March 31, 2008, we derived 80% of our total revenue from our two largest customers.  Of those customers, one of them individually represented greater than 5% of net revenue for the period and the other represented greater than 74% of net revenue for the period.

For the nine months ended March 31, 2009, we derived 70% of our total revenue from our six largest customers, and these customers represented 58% of our accounts receivable.  Of those six customers, two of them each individually represented greater than 5% of net revenue, and the other four represented 9%, 12%, 13% and 24%, respectively, of our net revenue for the period. For the nine months ended March 31, 2008, we derived 87% of our total revenue from our two largest customers.  Of those customers, one of them represented greater than 5% of net revenue for the period and the other represented greater than 81% of net revenue for the period.

5.	Inventories

Inventories totaled approximately $1.0 million as of March 31, 2009, and June 30, 2008. Inventories, which consist mainly of parts and raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

6.	Non-Current Assets

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom and Radian acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million for the three months ended March 31, 2009 and 2008, and $0.3 million for the nine months ended March 31, 2009 and 2008.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

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

7.	Accrued Liabilities

Accrued liabilities at March 31, 2009 and June 30, 2008 consist of the following:

	March 31,	June 30,
	2009	2008
Employee compensation	$1,878	$2,998
Construction costs	2,204	8,107
Other	413	814
	$4,495	$11,919

Accrued construction costs are reported net of amounts deferred in the calculation of percentage of completion for our construction projects. The amount of deferred expense included in accrued construction costs was $0.9 million and $0.8 million at March 31, 2009 and June 30, 2008, respectively.

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

We recorded an income tax benefit of $1.5 million and an income tax expense of $0.8 million for the three months ended March 31, 2009 and 2008, respectively, and an income tax benefit of $2.1 million and an income tax expense of $4.5 million for the nine months ended March 31, 2009 and 2008, respectively.

On February 4, 2009, the Company closed its reorganization transaction with Old Berliner (see Note 14).  On April 6, 2009, Old Berliner, Inc. transferred all of its assets to the Old Berliner Liquidating Trust, completing the final phase of the distribution for tax purposes.  As part of the transaction, the Company received approximately $6.9 million of Old Berliner's unused federal net operating loss carryforwards. We have preliminarily recorded a $ 2.4 million deferred tax asset related to these carryforwards.

9.	Line of Credit

PNC Bank, National Association Facility

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as may thereafter become a party to the PNC Facility (collectively, the “Lenders”).  Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million.  Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential Financial Corporation of Delaware Valley (“Presidential”), pay fees and expenses relating to entering into the PNC Facility and provide for BCI’s working capital needs and shall be used to assist in the acquisition of companies engaged in the same line of business as BCI and to provide for future working capital needs of the Company.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

Interest on the revolving advances shall accrue (a) for domestic rate loans, at a rate per annum equal to 2.25% plus the higher of (i) the base commercial lending rate of PNC as publicly announced to be in effect from time to time, or (ii) the federal funds open rate plus 1/2 of 1%, and (b) for Eurodollar rate loans, at a rate per annum equal to 3% plus (i) the rate at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (as displayed by Bloomberg), divided by (ii) one minus the reserve percentage requirement as determined by the Board of Governors of the Federal Reserve System.  Such amounts are secured by a blanket security interest in favor of the Lenders that covers all of BCI’s receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property and proceeds of all of the foregoing.

The term of the PNC Facility is three years and shall terminate on April 17, 2011.  BCI may terminate the PNC Facility at any time upon sixty (60) days’ prior written notice and upon payment in full of the obligations owing under the PNC Facility or any related documents.  Upon such early termination by BCI, BCI shall pay the Lenders an early termination fee in an amount equal to three eighths of one percent (0.375%) of $15.0 million if the early termination occurs on or after April 17, 2009 or on or before April 16, 2010.

BCI was not in compliance with its Fixed Charge Coverage Ratio (as that term is defined in the PNC Facility) for its second fiscal quarter. BCI entered into an Amendment with PNC which waived compliance with the ratio, increased the interest rates to the amounts noted above and provided that during the term of the PNC Facility as amended, BCI would observe the following financial covenants:

1. Minimum Undrawn Availability:  BCI cannot cause, suffer or permit Undrawn Availability plus cash on deposit at PNC to be less than (1) Two Million Two Hundred Fifty Thousand ($2,250,000) Dollars as of March 31, 2009, or (2) Three Million Five Hundred Thousand ($3,500,000) Dollars as of June 30, 2009;

2. Fixed Charge Coverage Ratio:  BCI must cause to be maintained at all times a Fixed Charge Coverage Ratio of not less than (1) 1.00 to 1.00 from July 1, 2009 through September 30, 2009,  (2) 1.10 to 1.00 from October 1, 2009 through June 30, 2010, tested quarterly on a building four (4) quarter basis, and (3) 1.10 to 1.00 thereafter, tested quarterly on a rolling four (4) quarter basis;

3. Minimum EBITDA:  BCI cannot cause, suffer or permit EBITDA to be less than (1) Two Million Six Hundred Twenty-Two Thousand ($2,622,000) Dollars for the trailing twelve months ending March 31, 2009, or (2) One Million Five Hundred Thousand ($1,500,000) Dollars for the fiscal quarter ending June 30, 2009.

On May 14, 2009, we determined that we were not in compliance with the Minimum EBITDA covenant for the trailing twelve months ending March 31, 2009.  A violation of this financial covenant, unless waived by the Lenders, constitutes an event of default under the PNC Facility, giving the Lenders the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  While we have been advised by the Lenders that they do not intend to immediately terminate the PNC Facility or demand immediate repayment of the outstanding debt, if any, as a result of the aforementioned event of default, the Lenders have the right to do so.

BCI is in discussion with the Lenders to waive the current non-compliance with the financial covenant.  While BCI expects to negotiate an acceptable resolution, there can be no assurance that BCI will be able to negotiate a waiver or an amendment, or that such waiver or amendment will be on terms acceptable to BCI.  If BCI is unable to obtain a waiver from or enter into an amendment with the Lenders, it could have a material adverse effect on our financial position and our ability to execute our growth plans.

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

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility.  The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility.  Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice.  Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility.  Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011.  The balance outstanding at March 31, 2009 and June 30, 2008 was $0 and $0.2 million, respectively.

10.	Stock-Based Compensation

At March 31, 2009, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

Stock-based compensation expense of approximately $0.2 million and $38 thousand was recorded during the three months ended March 31, 2009, and 2008, respectively and $0.5 million and $0.1 million during the nine months ended March 31, 2009 and 2008, respectively.  The fair value of each stock option grant is estimated on the grant date using the Black-Scholes Merton option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of between 64% and 68% (derived from peer company implied estimated volatility); expected term of 6.25 years (based on our best estimate since we do not have adequate historical data); and risk-free interest rate between 1.50% and 3.06% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

The following table summarizes share-based award activity under our stock option plans:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2008	16,891	$1,387.50	1,413,685	$3.37	18,704	$6,786.00
Options granted at fair value	-	-	956,326	1.42	-	-
Options exercised	-	-	-	-	-	-
Options cancelled	-	-	(121,861)	1.11	-	-
Outstanding at March 31, 2009	16,891	$1,387.50	2,248,150	$2.66	18,704	$6,786.00
Exercisable at March 31, 2009	16,891	$1,387.50	1,151,584	$3.93	18,704	$6,786.00

Nonvested options activity:
	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted
			Average	Average
	Number	Number	Exercise	Fair	Number
	of Shares	of Shares	Price	Value	of Shares
Balance at June 30, 2008	-	631,613	$1.14	$0.81	-
Options granted at fair value	-	956,326	1.42	0.88	-
Options vested	-	(401,363)	1.27	0.80	-
Options cancelled	-	(90,010)	1.15	1.08	-
Outstanding at March 31, 2009	-	1,096,566	$1.33	$0.85	-

At March 31, 2009, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:

			Options Outstanding and Exercisable
						Weighted
					Weighted	Average
			Number		Average	Remaining
			of		Exercise	Contractual
	Option Price Range		Shares	Exercisable	Price	Life
2001 Plan		$1,387.50	16,891	16,891	$1,387.50	1.78 Years
1999 Plan	$0.30 to	$0.81	656,500	646,625	$0.49	7.14 Years
	$0.90 to	$1.48	1,587,650	500,958	$1.32	8.73 Years
		$7.05	167	167	$7.05	5.30 Years
		$8.01	250	250	$8.01	4.92 Years
		$16.50	2,417	2,417	$16.50	1.28 Years
		$3,000.00	1,167	1,167	$3,000.00	0.52 Years
Non-Plan		$3,600.00	636	636	$3,600.00	0.94 Years
		$6,900.00	18,067	18,067	$6,900.00	1.01 Years

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

11.	Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement dated December 29, 2006 (the “Note Purchase Agreement”) between us and Sigma Opportunity Fund, LLC (“Sigma”), so long as Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. Mr. Waye was re-elected at the 2008 annual meeting with a term expiring at the 2011 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. We paid Sigma $0 and $53 thousand during the three months ended March 31, 2009 and 2008, respectively, and $0 and $0.2 million during the nine months ended March 31, 2009 and 2008, respectively, in interest on a note payable to Sigma. We paid Mr. Waye $2 thousand during each of the three months ended March 31, 2009 and 2008, and $23 thousand and $15 thousand during the nine months ended March 31, 2009 and 2008, respectively, for his service as a director pursuant to our standard non-employee director compensation program. In addition, we issued 25,000 shares of our common stock to each of Mr. Waye and all of our outside independent directors. The value of the stock issued to each director was $28 thousand at the time of issuance.

On February 15, 2007, we entered into a Joinder Agreement to the Note Purchase Agreement with Sigma Berliner, LLC, (“Sigma Berliner”) an affiliate of Sigma and Thom Waye, and issued a note to Sigma Berliner in the principal amount of $1.5 million (the “Sigma Berliner Note”) and a warrant to purchase 750,000 shares of our common stock. This transaction was the result of Sigma exercising a right that Sigma negotiated as part of a December 29, 2006 transaction, at a time when it was not an affiliate of Berliner. During the three and nine months ended March 31, 2009, we paid Sigma Berliner $0 in interest on the Sigma Berliner Note. During the three and nine months ended March 31, 2008, we paid Sigma Berliner $26 thousand and $0.1 million, respectively, in interest on the Sigma Berliner Note.

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

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning.  The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and amortization, and gain or loss on sale of fixed assets.  We do not identify or allocate assets, including capital expenditures, by operating segment.  Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.   Selected segment financial information for the three and nine months ended March 31, 2009, and 2008, is presented below:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2009			2008
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$8,798	$2,307	$11,105	$21,125	$7,571	$28,696
Cost of revenue	7,337	1,434	8,771	15,133	5,074	20,207
Gross margin	1,461	873	2,334	5,992	2,497	8,489
Selling, general and administrative expenses	4,115	924	5,039	4,698	1,244	5,942
Depreciation and amortization	307	16	323	239	90	329
(Gain) loss on sale of fixed assets	(4)	-	(4)	1	(1)	-
Operating (loss) income	$(2,957)	$(67)	$(3,024)	$1,054	$1,164	$2,218

	Nine Months ended March 31,
	2009			2008
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$33,556	$5,170	$38,726	$84,043	$19,928	$103,971
Cost of revenue	24,871	2,273	27,144	57,197	14,058	71,255
Gross margin	8,685	2,897	11,582	26,846	5,870	32,716
Selling, general and administrative expenses	13,735	1,947	15,682	15,747	3,269	19,016
Depreciation and amortization	920	31	951	656	185	841
(Gain) loss on sale of fixed assets	(9)	-	(9)	7	1	8
Operating (loss) income	$(5,961)	$919	$(5,042)	$10,436	$2,415	$12,851

14.	Reorganization of Old Berliner, Inc.

Reorganization of Old Berliner, Inc.

On February 4, 2009 (the “Closing Date”), pursuant to the Agreement and Plan of Reorganization, dated September 9, 2008 (the “Agreement”), between the Company and Old Berliner, the Company completed its exchange of 13,104,644 newly issued shares of the Company’s common stock (the “Issued Shares”) for substantially all the assets of Old Berliner, which consist of 13,104,644 shares of common stock of the Company.  From and after the Closing Date, Old Berliner did not engage in any business, and promptly liquidated and dissolved as a corporation on March 26, 2009 and distributed all of its assets and liabilities to the Old Berliner Liquidating Trust (the “Trust”).  The Trust will distribute the assets to the beneficiaries of the Trust, the former shareholders of Old Berliner, as soon as practicable.

Pursuant to the Agreement, the Company did not assume any liabilities or obligations of Old Berliner, but each of the Company and Old Berliner (each, in such capacity, the “Indemnifying Party”) has agreed to indemnify the other party and its successors and assigns (collectively, the “Indemnified Party”) against losses and damages incurred by any such Indemnified Party for any breach of any of the representations, warranties, covenants or agreements made by the Indemnifying Party in the Agreement.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share amounts)

Prior to the completion of the transactions contemplated by the Agreement, Old Berliner owned common stock representing approximately 49.4% of the voting power of the Company’s capital stock.  Mr. Richard Berliner, the Company’s Chief Executive Officer, was deemed to beneficially own the shares of the common stock held by Old Berliner as a result of Mr. Berliner’s positions as President, Chief Executive Officer and Chairman of the Board of Old Berliner, a corporation of which Mr. Berliner was also approximately a 57.4% equity owner and a director.  After the transfer of shares to the Trust, Mr. Berliner will continue to be deemed to beneficially own these shares as a result of his position as holder of a majority ownership of the Trust.  Upon the completion of all of the transactions contemplated by the Agreement and a distribution of the assets of the Trust, Mr. Berliner beneficially owns approximately 28.5% of the outstanding common stock of the Company.

The transactions contemplated by the Agreement are intended to qualify as a “reorganization” within the meaning of Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, and all of the Issued Shares are intended to constitute consideration issued in connection with a reorganization.

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

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	risks that we will not be able to generate positive cash flow;
•	risks related to our ability to remain in compliance with our credit facility with PNC Bank;
▪	risks related to the market for our shares;
▪	risks related to disruptions in the global capital markets;
▪	risks related to a concentration of revenue from a small number of customers;
▪	risks associated with competition in the wireless telecommunications industry;
▪	risks that we may not be able to obtain additional financing;
▪	risks that we will not be able to take advantage of new and emerging wireless technologies; and
▪	risks that we will be unable to adequately staff our service offerings.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and nine months ended March 31, 2009, and 2008, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) infrastructure construction and technical services, and (2) site acquisition and zoning to wireless communications carriers.

All amounts presented herein are expressed in thousands, except share and per-share data, unless otherwise specifically noted.

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Statement of Operations Data:
Revenue	$11,105	$28,696	$38,726	$103,971
Gross margin	2,334	8,489	11,582	32,716
Operating income (loss)	(3,024)	2,218	(5,042)	12,851
Net income (loss)	(1,542)	900	(2,770)	6,385

Net income (loss) per share
Basic	$(0.06)	$0.05	$(0.10)	$0.37
Diluted	$(0.06)	$0.04	$(0.10)	$0.27

	March 31,	June 30,
	2009	2008
Balance Sheet Data:
Current assets	$23,880	$36,672
Total assets	32,142	43,269
Current liabilities	9,192	20,056
Long-term debt, net of debt
discount and current portion	245	772
Shareholders' equity	22,595	22,337

Three months ended March 31, 2009, compared to three months ended March 31, 2008
(Amounts in Thousands Unless Otherwise Stated)

Revenue

	Three months ended
	March 31,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$8,798	$21,125	$(12,327)
Site acquisition and zoning	2,307	7,571	(5,264)
Total	11,105	28,696	(17,591)

We had revenue of $11.1 million for the three months ended March 31, 2009, versus $28.7 million for the three months ended March 31, 2008.  This represents a decrease of $17.6 million, or 61%. Revenue from infrastructure construction and technical services decreased $12.3 million from $21.1 million, or 58% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Revenue from site acquisition and zoning decreased $5.3 million from $7.6 million, or 70%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease in revenue is related to several factors:

•
Our largest customer during fiscal 2008, Sprint Nextel, cancelled purchase orders beginning in the fourth quarter of fiscal 2008 for work previously awarded to us, and asked us to delay the completion of other purchase orders.  These cancellations and delays were related to Sprint’s sale of its fourth generation, or 4G, WiMax networks business to Clearwire Communications (“Clearwire”), and were unrelated to our performance on these projects. This significantly impacted our financial results in the quarters ended September 30 and December 31, 2008 and it has continued to negatively impact financial results for the quarter ended March 31, 2009.  We have actively sought to replace this work with additional projects from Clearwire and other customers, and have  received a number of purchase orders related to the continuation of this work, primarily in the site acquisition and zoning segment of our business. As of March 31, 2009, our backlog was approximately $22.7 million as compared to $15.2 million as of June 30, 2008 and $9.7 million as of December 31, 2008.  We believe substantially all of our backlog at March 31, 2009 will be filled before the end of our first quarter of fiscal 2010. We believe the prospects for resumption of the 4G network build-out by Clearwire will present an important opportunity for new business in the fourth quarter of fiscal 2009 and the entire fiscal year 2010.

•
Our fiscal third quarter was a period of transition for some of our customers and their projects, and this had a negative impact on our revenue for the quarter.  Several of our customers are just beginning large-scale build-outs for new networks, including Clearwire and the development of its 4G network, and other customers, such as Verizon, that are beginning work on new LTE (or Long-Term Evolution) networks.  While we are involved with these initiatives, and we have devoted significant time and resources to position ourselves to support these projects, they have not yet begun in earnest.  In addition, some of our other customers completed projects during the third quarter in some markets, and while we continue to work for these customers, we saw a decline in business from them immediately after the completion of these market launches.

Going forward, the general downturn in national and global economic conditions may impact us and possibly our customers, subcontractors, vendors and suppliers, but we cannot predict the extent of this impact at this time.  We continue to see pricing pressure in some of our service lines, and we believe this is attributable to a shift in our customer base and to a lesser extent general economic conditions.  In addition, bidding for some new projects has become more competitive.  Therefore, while we do not expect our fourth quarter fiscal 2009 revenue  to match our revenue for the same period of fiscal 2008, we do expect it to increase compared to our fiscal 2009 third quarter revenue  because of the new business we have been awarded.

Historically we win and begin projects on an irregular basis, and, therefore, we have seen in normal economic conditions considerable variability in our historic quarterly results.  In light of this, and the broad-based uncertainty surrounding general economic conditions, we expect to continue to see significant quarterly variability.  We expect our fiscal 2009 annual results to be substantially lower than our fiscal 2008 financial results, primarily because of the factors we discuss above.  However, we believe our overall financial position is strong, our customer base is diverse and has growth potential, and our backlog of business has grown significantly since December 31, 2008. Our objective is to maintain and support the national platform we have developed so that we can take advantage of  growth opportunities as they present themselves.

We recognize revenues using the percentage-of-completion method of accounting.

Cost of Revenue

	Three months ended
	March 31,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$7,337	$15,133	$(7,796)
Site acquisition and zoning	1,434	5,074	(3,640)
Total	$8,771	$20,207	$(11,436)

Our cost of revenue was $8.8 million and $20.2 million for the three months ended March 31, 2009 and 2008, respectively.  This represents a decrease of $11.4 million, or 57%, during a period when revenue decreased 61%. These amounts represent 79% and 70% of total revenue for the three months ended March 31, 2009 and 2008, respectively.

Cost of revenue for infrastructure construction and technical services decreased $7.8 million from $15.1 million for the three months ended March 31, 2008 to $7.3 million for the three months ended March 31, 2009. This represents a decrease of 51% during a period when corresponding revenue decreased 58%.

Cost of revenue for site acquisition and zoning decreased $3.6 million from $5.1 million for the three months ended March 31, 2008 to $1.4 million for the three months ended March 31, 2009. This represents a decrease of 72% during a period when corresponding revenue decreased 70%.

Gross Margin

	Three months ended
	March 31,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$1,461	$5,992	$(4,531)
Site acquisition and zoning	873	2,497	(1,624)
Total	$2,334	$8,489	$(6,155)

Our gross margin for the three months ended March 31, 2009, was $2.3 million as compared to $8.5 million for the three months ended March 31, 2008.  Our gross margin as a percentage of revenue was approximately 21% for the three months ended March 31, 2009, as compared to 30% for the three months ended March 31, 2008.

In light of the current telecommunications market and economic conditions in general, we have decided to bid our services more aggressively than we have in the past. Competition has increased and many of our customers are exploring ways to reduce costs, which could impact pricing for some services. In addition, we have been awarded a significant amount of work from OEMs and other project management companies that do work for the carriers, which is at a lower profit margin than the work we do directly for our carrier customers. This has led to a decrease in our gross profit margins, which we believe will continue to be lower than our historic margins at least through the end of fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 were $5.0 million as compared to $5.9 million for the three months ended March 31, 2008. This represents an overall decrease of $0.9 million, or 15%, which consists primarily of decreases in insurance and professional fees of $0.5 million, rent and other occupancy costs of $0.4 million and payroll related expenses of $0.1 million.

Depreciation and Amortization

Depreciation recorded on fixed assets during both of the three months ended March 31, 2009 and 2008 totaled approximately $0.2 million, respectively. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.1 million in both of the three months ended March 31, 2009 and 2008, respectively.

Interest Expense

We recognized $57 thousand in interest expense during the three months ended March 31, 2009 as compared to $0.3 million during the three months ended March 31, 2008.  This 78% decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma and the other participating noteholders and the reduced usage of our line of credit with PNC.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $15 thousand and $0.4 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the three months ended March 31, 2009 and 2008, respectively.

Income Taxes

We recorded income tax benefit of $1.5 million and income tax expense of $0.8 million for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate for the three months ended March 31, 2009 was 50% as compared to 46% for the three months ended March 31, 2008.  The Company recorded an additional $0.2 million of income tax benefit during both of the three months ended March 31, 2009 and 2008 related to a true-up of the previous fiscal year end 2008 income tax accrual.

At June 30, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026, which may be applied against future taxable income.  We can only utilize certain NOL’s of approximately $64 thousand per year due to limitations as a result of certain Acquisitions (see Note 1 of our Consolidated Financial Statements).

Nine months ended March 31, 2009, compared to nine months ended March 31, 2008
(Amounts in Thousands Unless Otherwise Stated)

Revenue
	Nine months ended
	March 31,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$33,556	$84,043	$(50,487)
Site acquisition and zoning	5,170	19,928	(14,758)
Total	$38,726	$103,971	$(65,245)

We had revenue of $38.7 million for the nine months ended March 31, 2009, versus $104.0 million for the nine months ended March 31, 2008.  This represents a decrease of $65.2 million, or 63%. Revenue from infrastructure construction and technical services decreased $50.5 million from $84.0 million, or 60% for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. Revenue from site acquisition and zoning decreased $14.8 million from $19.9 million, or 74%, for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

This decrease in revenue is related in large part to the cancellation of a substantial number of purchase orders by Sprint Nextel starting in the fourth quarter of our 2008 fiscal year in connection with Sprint’s sale of the 4G WiMax network business to Clearwire. The timing for Clearwire’s resumption of the buildout for the 4G network adversely affected our revenue during the nine month period.  See the discussion above under the heading “Revenue” for the third quarters of 2009 and 2008 for a more detailed description of the same factors as applied to those periods.

We recognize revenues using the percentage-of-completion method of accounting.

Cost of Revenue

	Nine months ended
	March 31,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$24,871	$57,197	$(32,326)
Site acquisition and zoning	2,273	14,058	(11,785)
Total	$27,144	$71,255	$(44,111)

Our cost of revenue was $27.1 million and $71.3 million for the nine months ended March 31, 2009 and 2008, respectively.  This represents a decrease of $44.1 million, or 62%, during a period when revenue decreased 63%. These amounts represent 70% and 69% of total revenue for the nine months ended March 31, 2009 and 2008, respectively.

Cost of revenue for infrastructure construction and technical services decreased $32.3 million from $57.2 million for the nine months ended March 31, 2008 to $24.9 million for the nine months ended March 31, 2009. This represents a decrease of 57% during a period when corresponding revenue decreased 60%.

Cost of revenue for site acquisition and zoning decreased $11.8 million from $14.1 million for the nine months ended March 31, 2008 to $2.3 million for the nine months ended March 31, 2009. This represents a decrease of 84% during a period when corresponding revenue decreased 74%.

Gross Margin

	Nine months ended
	March 31,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$8,685	$26,846	$(18,161)
Site acquisition and zoning	2,897	5,870	(2,973)
Total	$11,582	$32,716	$(21,134)

Our gross margin for the nine months ended March 31, 2009 decreased 65% to $11.6 million as compared to $32.7 million for the nine months ended March 31, 2008.  Our gross margin as a percentage of revenue was approximately 30% for the nine months ended March 31, 2009, as compared to 31% for the nine months ended March 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2009 were $15.7 million as compared to $19.0 million for the nine months ended March 31, 2008. This represents an overall decrease of $3.3 million, or 18%, which consists primarily of decreases in insurance expense of $0.5 million, professional fees of $0.6 million, rent and other occupancy costs of $0.8 million and payroll related expenses of $1.3 million. The nine months ended March 31, 2008 included a charge of $0.2 million to increase our estimated reserve for an assessment by a state department of revenue.

Depreciation and Amortization

Depreciation recorded on fixed assets during the nine months ended March 31, 2009 totaled approximately $0.7 million as compared to $0.6 million for the nine months ended March 31, 2008. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.3 million in both of the nine months ended March 31, 2008 and 2008, respectively.

Interest Expense

We recognized $0.2 million in interest expense during the nine months ended March 31, 2009 as compared to $1.0 million during the nine months ended March 31, 2008.  This 83% decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma and the other participating noteholders and the reduced usage of our line of credit with PNC.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $45 thousand and $1.1 million in amortization of deferred financing fees and interest accretion caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the nine months ended March 31, 2009 and 2008, respectively.

Income Taxes

We recorded an income tax benefit of $2.1 million and an income tax expense of $4.5 million for the nine months ended March 31, 2009 and 2008, respectively. The effective income tax rate for the nine months ended March 31, 2009 was 43% as compared to 41% for the nine months ended March 31, 2008.  The Company recorded an additional $0.2 million of income tax benefit during both of the nine months ended March 31, 2008 and 2009 related to a true-up of the previous fiscal year end 2008 income tax accrual.

Liquidity and Capital Resources

At March 31, 2009, we had consolidated current assets of approximately $23.9  million, including cash and cash equivalents of approximately $3.1 million and net working capital of approximately $14.7 million.  Historically, we have funded our operations primarily through operating cash flow and borrowings under loan arrangements. The principal use of cash during the nine months ended March 31, 2009 was to pay income taxes related to fiscal 2008 and to fund the payments in accounts payable and accrued expenses.

On April 17, 2008, we entered into a revolving line of credit with PNC Bank, National Association as lead lender, which provides for revolving loan advances from time to time in an amount up to the lesser of: (i) 85% of the value of certain of our receivables approved by the Lenders as collateral; or (ii)  $15.0 million.  Outstanding borrowings are secured by a blanket security interest in favor of the lender that covers all of our receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property.  The loan terms have covenants and conditions which include financial tests for minimum undrawn loan availability, minimum Fixed Charge Coverage Ratios (as that term is defined in the PNC Facility), and minimum EBITDA levels, all generally measured on quarterly basis.

BCI was not in compliance with its Fixed Charge Coverage Ratio for its second fiscal quarter.  BCI entered into an Amendment with PNC which waived compliance with the ratio, increased the interest rates and provided that during the term of the PNC Facility as amended, BCI would observe the following financial covenants:

1. Minimum Undrawn Availability:  BCI cannot cause, suffer or permit Undrawn Availability plus cash on deposit at PNC to be less than (1) Two Million Two Hundred Fifty Thousand ($2,250,000) Dollars as of March 31, 2009, or (2) Three Million Five Hundred Thousand ($3,500,000) Dollars as of June 30, 2009;

2. Fixed Charge Coverage Ratio:  BCI must cause to be maintained at all times a Fixed Charge Coverage Ratio of not less than (1) 1.00 to 1.00 from July 1, 2009 through September 30, 2009,  (2) 1.10 to 1.00 from October 1, 2009 through June 30, 2010, tested quarterly on a building four (4) quarter basis, and (3) 1.10 to 1.00 thereafter, tested quarterly on a rolling four (4) quarter basis;

3. Minimum EBITDA:  BCI cannot cause, suffer or permit EBITDA to be less than (1) Two Million Six Hundred Twenty- Two Thousand ($2,622,000) Dollars for the trailing twelve months ending March 31, 2009, or (2) One Million Five Hundred Thousand ($1,500,000) Dollars for the fiscal quarter ending June 30, 2009.

On May 14, 2009, we determined that we were not in compliance with the Minimum EBITDA covenant for the trailing twelve months ending March 31, 2009.  A violation of this financial covenant, unless waived by the Lenders, constitutes an event of default under the PNC Facility, giving the Lenders the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  While we have been advised by the Lenders that they do not intend to immediately terminate the PNC Facility or demand immediate repayment of the outstanding debt, if any, as a result of the aforementioned event of default, the Lenders have the right to do so.

BCI is in discussion with the Lenders to waive the current non-compliance with the financial covenant.  While BCI expects to negotiate an acceptable resolution, there can be no assurance that BCI will be able to negotiate a waiver or an amendment, or that such waiver or amendment will be on terms acceptable to BCI.  If BCI is unable to obtain a waiver from or enter into an amendment with the Lenders, it could have a material adverse effect on our liquidity, financial position and our ability to fund our operations and execute our growth plans.

On February 28, 2007, in connection with the Asset Purchase Agreement with Digitcom, J&J Leasing Partnership and the shareholders of Digitcom for the purchase of certain of the assets of Digitcom, we issued a promissory note to J&J Leasing Partnership (the “J&J Note”) in the amount of $1.75 million. The principal amount and any accrued and unpaid interest thereon is due and payable quarterly for a three year period ending on March 1, 2010. The outstanding principal amount of the J&J Note bears interest at the rate of 8.25% per year. The J&J Note is secured by certain land and buildings sold to us by J&J Leasing Partnership. The balance outstanding at March 31, 2009 was $0.6 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with PNC, and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we do not generate positive cash flow, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, or we are unable to maintain compliance with the financial covenants and our other obligations under the PNC Facility, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. Our ability to raise additional capital or financing, if necessary, may be negatively impacted by recent downturns in the capital markets and the U.S. economy in general. In addition, the cancellation and/or deferral of a number of projects from our largest customer may have a material impact on our ability to generate sufficient cash flow in future periods. Cost saving strategies may be necessary if we do not obtain orders from other customers sufficient to replace these projects.

Backlog

Our backlog represents our projected revenue from work we have been awarded by our customers. These awards are generally cancellable at the option of the customer, which is normal in the industry and, therefore, may not result in actual receipt of revenue.  We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met: a) the price of the work to be done is fixed; b) the scope of the work to be done is fixed, both in definition and amount; and c) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. As of March 31, 2009, our backlog was approximately $22.7 million as compared to $15.2 million as of June 30, 2008 and $9.7 million as of December 31, 2008.  This increase is primarily attributable to the receipt of a significant amount of new work on 4G, or WiMax, projects in several markets across the country, and the award of new work from new customers.  This backlog is primarily related to our site acquisition and zoning segment, and historically this work has led to our customers awarding us additional construction projects for the sites we have prepared for construction during the site acquisition process.  We believe substantially all of our backlog at March 31, 2009 will be filled before the end of our first quarter of fiscal 2010.

The net cash provided by (used in) operating, investing and financing activities for the nine months ended March 31, 2009 and 2008, is summarized below:

	Nine months ended
	March 31,
	2009	2008
Net cash provided by operating activities	$1,642	$3,214
Net cash used in investing activities	(531)	(900)
Net cash used in financing activities	(1,217)	(3,550)

Cash provided by operating activities.

Net cash provided by operating activities in the nine months ended March 31, 2009 and 2008 was approximately $1.7 million and $3.2 million, respectively.   During the nine months ended March 31, 2009, cash flow used in operating activities primarily resulted from operating loss, net of non-cash charges, of approximately $3.2 million, which represents a decrease of $11.2 million from the nine months ended March 31, 2008. This decrease was primarily caused by net loss of $2.8 million as compared to net income of $6.4 million. We also realized a decrease in accounts receivable of approximately $14.9 million due to increased collections and decreased revenue during the nine months ended March 31, 2009. These were partly offset by decreases in accounts payable of approximately $1.3 million and accrued liabilities of approximately $7.4 million. In the nine months ended March 31, 2008, cash used in operating activities primarily resulted from operating income, net of non-cash charges, of $8.1 million, an increase in accounts receivable of $17.3 million which were partly offset by increases in accounts payable of $1.7 million and accrued liabilities of $9.5 million.

Cash used in investing activities.

Net cash used in investing activities decreased 41% to approximately $0.5 million from $0.9 million in the nine months ended March 31, 2009 and 2008, respectively. During the nine months ended March 31, 2009, cash used in investing activities was primarily used for the purchase of fixed assets and the acquisition of certain assets and operations of T3 Communications, Inc.  During the nine months ended March 31, 2008, cash used in investing activities was primarily used for the purchase of fixed assets.

Cash used in financing activities.

Net cash used in financing activities in the nine months ended March 31, 2009 and 2008 was approximately $1.2 million and $3.6 million, respectively.  During the nine months ended March 31, 2009, net cash used in financing activities consisted primarily of repayment of long-term debt related to the Digitcom acquisition and other short-term financing of $0.9 million and repayment of our line of credit of $0.2 million. During the nine months ended March 31, 2008, net cash used in financing activities consisted primarily of net repayments against our credit facility of $2.9 million and reductions of other debt obligations of approximately $0.6 million.

We believe our existing cash and cash equivalents and our line of credit (assuming we are successful in negotiating a waiver of a covenant default with our lender) will be sufficient to meet our cash requirements in the near term. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure that additional equity or debt financing will be available on acceptable terms, or at all. We expect our sources of liquidity beyond twelve months will be our then current cash balances, funds from operations, if any, our then current PNC credit facility and any additional equity or credit facilities we can arrange.

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

We had revenue of $38.7 million for the nine months ended March 31, 2009, versus $104.0 million for the nine months ended March 31, 2008. The loss of substantial revenue from our major customer, the quarterly variability of our business and the poor economic conditions in general make it difficult to predict when or if future revenue growth will begin.   If we are not able to grow our revenues over time, we will need to cut costs dramatically to restore profitability, which could result in delays in implementing our business plans.   If revenue declines further, or if our expected growth does not occur soon enough, we may not be able to restore profitability at all.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

For the nine months ended March 31, 2009, we derived 70% of our total revenue from our six largest customers, and these customers represented 58% of our accounts receivable.  Of those six customers, two of them each individually represented greater than 5% of net revenue, and the other four represented 9%, 12%, 13% and 24%, respectively, of our net revenue for the period. For the nine months ended March 31, 2008, we derived 87% of our total revenue from our two largest customers.  Of those customers, one of them represented greater than 5% of net revenue for the period and the other represented greater than 81% of net revenue for the period.

As of and for the year ended June 30, 2008, we derived 84% of our total revenues from our two largest customers, and those customers represented 62% of our accounts receivable.  During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenues.  While we have diversified our customer base significantly, beginning in the fourth quarter of fiscal 2008, Sprint Nextel cancelled and postponed existing purchase orders associated with its sale of its fourth generation, or 4G, Wimax network business to Clearwire Communications, which have significantly reduced our revenue in the first three quarters of fiscal 2009. We may not be able to replace this revenue going forward.

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

•
the commencement, progress, completion or termination of contracts during any particular quarter, for example, the cancellation of purchase orders by our largest customer significantly impacted our financial results for the first nine months of fiscal 2009;

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

On March 31, 2009, we entered into an agreement amending our revolving line of credit with PNC. Pursuant to the terms of the Amendment, PNC waived compliance by BCI with the Fixed Charge Coverage Ratio covenant for the second quarter of fiscal 2009, deleted that covenant from the PNC Facility, and replaced it with the following three new financial covenants:

1. Minimum Undrawn Availability:  BCI cannot cause, suffer or permit Undrawn Availability plus cash on deposit at PNC to be less than (1) Two Million Two Hundred Fifty Thousand ($2,250,000) Dollars as of March 31, 2009, or (2) Three Million Five Hundred Thousand ($3,500,000) Dollars as of June 30, 2009;

2. Fixed Charge Coverage Ratio:  BCI must cause to be maintained at all times a Fixed Charge Coverage Ratio of not less than (1) 1.00 to 1.00 from July 1, 2009 through September 30, 2009,  (2) 1.10 to 1.00 from October 1, 2009 through June 30, 2010, tested quarterly on a building four (4) quarter basis, and (3) 1.10 to 1.00 thereafter, tested quarterly on a rolling four (4) quarter basis;

3. Minimum EBITDA:  BCI cannot cause, suffer or permit EBITDA to be less than (1) Two Million Six Hundred Twenty-Two Thousand ($2,622,000) Dollars for the trailing twelve months ending March 31, 2009, or (2) One Million Five Hundred Thousand ($1,500,000) Dollars for the fiscal quarter ending June 30, 2009.

As a result of our operating results in the third fiscal quarter, we breached the minimum EBITDA requirement for the trailing twelve month period ended March 31, 2009. As a result, the Lenders under the PNC Facility have the right to (i) accelerate payment of all of BCI’s outstanding indebtedness under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rates by two percent (2%) per annum. The Lenders have not exercised these remedies and we are in negotiations seeking a waiver of the defaults. There can be no assurance that the Lenders will agree to such a waiver, impose tighter credit terms, fees or penalties or other restrictive terms and conditions in consideration for a waiver. If the Lenders choose to exercise legal remedies, it would severely impact our liquidity to fund existing operations and our ability to take advantage of opportunities to grow our business.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

We have a senior secured revolving line of credit with PNC Bank, National Association in the maximum amount which is the lesser of: (i) 85% of accounts receivable the lender deems acceptable as collateral, and (ii) $15 million.  We are in default of the minimum EBITDA requirement in the loan agreement for the trailing twelve month period ended  March 31, 2009.  As a result of the default, the Lenders under the PNC Facility have the right to (i) accelerate payment of all of BCI’s outstanding indebtedness under the PNC Facility (if any), (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rates by two percent (2%) per annum. The Lenders have not exercised these remedies and we are in negotiations seeking a waiver of the default.  There can be no assurance that the Lenders will agree to such a waiver, impose tighter credit terms, fees or penalties or other restrictive terms and conditions in consideration for a waiver.  If the Lenders choose to exercise legal remedies,  the loss of the line of credit could severely impact our ability to fund existing operations and to take advantage of opportunities to grow our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

10.1
First Amendment to Revolving Credit and Security Agreement dated as of March 31, 2009 between BCI Communications, Inc. and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2009.

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

BERLINER COMMUNICATIONS, INC.

Date: May 14, 2009	By:	/s/ Richard B. Berliner

Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Raymond A. Cardonne, Jr.

Raymond A. Cardonne, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)