Form 10-K
period 2009-06-30
BERLINER COMMUNICATIONS INC
filed 2009-09-28
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD __________ TO __________

Commission File Number 0-28579

BERLINER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2233445
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

 97 LINDEN AVE. ELMWOOD PARK, NEW JERSEY  07407
(Address of Principal Executive Offices)

201-791-3200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
NONE	NONE

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

Large accelerated filer ☐  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on December 31, 2008, was approximately $5,562,000.

As of September 23, 2009, 26,515,732 shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III —	Incorporated by reference to the registrant’s proxy statement to be mailed or sent to securities holders on or about October 24, 2009.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

Berliner Communications, Inc. was originally incorporated in Delaware in 1987 as Adina, Inc. (“Adina”). Adina’s corporate existence was permitted to lapse in February of 1996 and in August of 1999 was reinstated as eVentures Group, Inc. (“eVentures”).  In December of 2000, eVentures changed its name to Novo Networks, Inc. (“Novo”).

On February 18, 2005, Novo entered into an asset purchase agreement with the former Berliner Communications, Inc., which subsequently changed its name to Old Berliner, Inc.  (“Old Berliner”) and BCI Communications, Inc. (“BCI”), a Delaware corporation and Novo’s wholly-owned subsidiary.  As part of this transaction, BCI acquired (the “Acquisition”) the operations and substantially all of the assets and liabilities of Old Berliner. On September 16, 2005, Novo changed its name to Berliner Communications, Inc. (“Berliner”). Berliner is now the public reporting entity, and all of our operations are run out of Berliner’s wholly-owned subsidiary, BCI. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI.

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

On February 19, 2007, we acquired substantially all of the assets of Comtech Systems, Inc. (“Comtech”), which expanded the depth of our Specialty Communications Services business, which is described in more detail below. On February 28, 2007, BCI entered into an Asset Purchase Agreement with Digital Communication Services, Inc. (“Digitcom”) and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition has expanded and strengthened our presence in Texas, Oklahoma and the Midwest region. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian.  This acquisition expanded our presence in Los Angeles, California, Las Vegas, Nevada, Seattle, Washington, Salem, Oregon and Tempe, Arizona.  These acquisitions have allowed us to become a nationwide service provider for our customers, the most significant of which have nationwide operations that require us to have a broad scope of services and an ability to service many geographic regions at once.  These acquisitions have also expanded our customer base and added depth to growing lines of business.

With the consummation of these acquisitions, BCI is now a leading self-performing, full service vendor to the wireless communications industry, providing a wide range of services, on a nationwide basis. Our core activities include site acquisition and zoning; infrastructure equipment construction and installation; network services; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. We provide some combination of these services primarily to companies in the wireless telecommunications and/or data transmission industries, cable operators, original equipment manufacturers, or OEMs, and, to a lesser extent, to utility companies and government entities.

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

Infrastructure Equipment Construction and Installation. Infrastructure equipment construction and installation services are important drivers of our business, and the majority of our revenue comes from this service offering.  We construct and install the communications equipment that is necessary to make wireless networks work.  The quality of the installation work in a wireless telecommunications system build-out is one of the most critical aspects of its performance. Once the necessary site acquisition steps have been completed, materials to construct a tower or install a system on a roof-top are ordered from a fabricator. In some cases, equipment and materials are ordered to modify an existing site. Depending on our customers’ needs, we could be involved in all aspects of site acquisition, construction and installation. Installation of  towers could involve clearing sites, laying foundations, bringing in utility lines and installing shelters and towers. Installation of a rooftop site could include installing shelters and antennae, bringing in power or installing power systems, and related construction and electrical work.  Once we finish this part of the process, we install any remaining technical equipment and, if it is a tower build, landscape and perhaps fence the site. The site is now ready to be put into service once the remainder of the network is completed. Installation may start once the preliminary work has been completed and the individual “cell site” or switch location is ready to be built. Every site is then tested with a simulation to see what levels of line loss exist and how the transmission systems perform. We manage everything from “one-off” projects involving a single site to “long-range” installation projects involving hundreds or possibly thousands of sites. These large projects involve significant financial and operational resources and planning and project management skills that we believe distinguish us from many of our competitors, particularly our smaller competitors.

Radio Frequency and Network Design and Engineering. Wireless network designs are based on projected subscriber density, traffic demand and desired coverage area. The initial system design is intended to optimize available radio frequency and to result in the highest possible signal quality for the greatest portion of projected subscriber usage base within existing technical constraints. Based on such initial guidelines, our customers can hire us to identify and rank potential sites. This process is known as identifying “search rings.”

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

Specialty Communication Services. Our specialty communication services provide enhancements to existing wireless and wired telephone and computer networks designed to improve productivity for a specified application.  We provide microwave systems where voice or video over land lines is not feasible.  We also provide “structured cabling services” to provide voice, data and video over traditional copper and fiber networks. We believe this business presents a significant growth opportunity for us, and we intend to grow this aspect of our business during fiscal 2010.

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

Power System Solutions.  In late fiscal 2008, we created our Green Energy Group.  This Division provides a complete portfolio of traditional network power equipment integrated with “environmentally friendly” or “Green” primary and backup power solutions.  These solutions are designed to meet our customers’ growing network needs and help address the growing environmental challenges BCI and our customers feel strongly about.  We are positioned to provide a wide array of power options for their consideration, including hydrogen fuel cells, micro turbines, solar and wind power solutions.  These new product and service offerings will seamlessly integrate with our existing network installation and technical services business.   We have many years of experience with the installation of back-up power systems, primarily generators and batteries, and this makes the addition of the Green Energy Group a natural extension of what we believe we already do very well.

Site Acquisition and Zoning. We began our business providing primarily site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennae and equipment. The telecommunications companies are typically able and willing to pay fees for the rights to place their equipment in such strategic locations. Facility owners are generally eager to earn additional income from their properties. We generate fees by introducing telecommunications companies and real estate managers. We identify appropriate properties, negotiate the transactions and handle the administrative details. We also use our accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities, and offer customers assistance in acquiring the necessary permits, entitlements and approvals that are required by various municipalities. We also prepare all zoning applications that may be needed, attend any necessary hearings and obtain any required land use permits to begin installation.

Staffing Services. In fiscal 2009, we introduced a staffing service offering to provide staffing services in all leading technologies to carriers, vendors and suppliers in the fixed line and cellular communications markets.  We offer a comprehensive range of skills—including engineering, installation and acceptance and testing and can provide maintenance personnel for network rollouts, transmission technology, network planning, optimization and operations.  We also specialize in project and program management at all levels.

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

Finally, as new technologies are continuously developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as late second generation, third generation and fourth generation (“2.5G”, “3G” and “4G,” respectively), onto an existing network or deploying a new network requires operators to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.  Today many carriers are considering or implementing major network overlays, some of them based on 4G, or WiMax, technologies, and others based on what is known as Long Term Evolution, or LTE, technologies.  A significant portion of our business today is modifying existing sites by overlaying new technologies, as well as developing new sites for wireless carriers and others.

Rapid Growth and Evolution of the Wireless Telecommunications Industry

Worldwide use of wireless telecommunications has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for the mass business and consumer markets. The rapid growth in wireless telecommunications is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services.  According to the Cellular Telecommunications and Internet Association, or CTIA, there were approximately 270.3 million wireless subscribers in the United States in December 2008, up from 207.9  million in 2005.  These subscribers used 2.2 trillion minutes, up from 1.5 trillion in 2005 and 431.9 million in 1995.  This usage accounted for approximately $148.1 billion in wireless service revenue in 2008, an increase of 7% from the prior year.  Also according to the CTIA, there were 242,130 cell sites in the U.S. in December 2008, up from 183,689 in 2005 and 22,633 in 1995.  Clearly the wireless industry continues to be in a strong growth mode, and we expect that to continue for the foreseeable future.

Wireless access to the Internet is also growing rapidly as web-enabled devices become more accessible. Demand for wireless Internet access and other data services is accelerating the adoption of new technologies, such as those embodied in 3G and 4G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, Wi-Fi, WiMax, music on-demand, mobile-banking, locations-based services and interactive games.  Text-messaging alone has increased dramatically over the past several years, with 110.4 billion text messages sent every month as of December 2008, up from 9.8 billion per month in December 2005. As new technologies are introduced, network upgrades often become necessary, and we are well-positioned to assist our customers with the required upgrade work as we have the technical expertise, experience and capabilities to handle this work on a large scale, nation-wide basis.  We believe that the industry’s commitment to adopt LTE (long term evolution) or WiMax equipment, both of which will generate significant capital expenditures by the major carriers, will provide the potential for significant opportunities for us over the next several years.  Our company is a significant beneficiary of cell site modification work in the wireless business, particularly because we are technology neutral.  Therefore, we are positioned and trained to assist our customers regardless of the technology they adopt, for example, LTE or WiMax.

Industry Challenges

During the past several years, the major wireless carriers began evaluating their costs for engineering and constructing wireless sites and, as a result, those expenses became an important issue. At that time, several well-funded private and public firms entered the industry as high-level general contractors.  These larger companies, sometimes referred to as “consolidators”, include such companies as Bechtel Corporation and General Dynamics Corporation. These and other similarly situated companies put themselves between the larger wireless service providers, like Sprint Nextel, AT&T Wireless Services, Inc., Verizon Wireless, T-Mobile USA, Inc., and MetroPCS and their former contractors, such as us, by negotiating flat rate pricing. Many contracting firms entered into agreements with limited knowledge of the actual cost to complete the work, resulting in many lower than market bids. As a result, many smaller subcontractors could not compete at such reduced margins. During 2004, the wireless carriers also significantly reduced the number of sites they were going to build. These factors contributed to industry attrition in the equipment construction and installation sector. They also had a severe negative effect on the profitability of companies such as ours during that time. Today, we have the size, scope and resources to establish direct-to-carrier relationships.  In addition, carriers are contracting with original equipment manufacturers, or OEMs, such as Ericsson, Huawei, Samsung, Nokia and Motorola, to perform installation services, and we have been working directly with these OEMs to assist with these installation projects.

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

Key Drivers of Change in Our Business

The key drivers of change in the wireless telecommunications industry have been:

•	the introduction of new services or technologies;
•	the increase in the number of wireless subscribers served by wireless providers;
•	the increasing complexity of wireless systems in operation;
•	continuing mergers, acquisitions and divestitures in the telecommunications sector;
•	the issuance of new or additional licenses to wireless service providers; and
•	the increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.

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

Continuing mergers, acquisitions and divestitures in the telecommunications sector. In light of recent consolidation in the telecommunications sector, wireless service providers are faced with issues regarding the integration of separate telecommunications networks. This may provide us with the opportunity to provide services relating to performing network compatibility testing and resolving integration issues. We provide significant modification work to existing networks besides the construction of new wireless sites. In addition, when companies divest themselves of divisions or business units, this also provides opportunities and potential new customers for us. For example, in May 2008, our then-largest customer, Sprint Nextel Corporation, announced an agreement with Clearwire Corporation to form a new wireless communications company called Clearwire.  Clearwire is building the first nationwide mobile WiMAX network, which, according to Clearwire, will offer enhanced speed and access to the Internet, among other things, for Clearwire customers.  Clearwire is being funded by various other strategic partners, including Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Brighthouse Networks.  This type of transaction, with the addition of significant financial support from strategic partners, provides an excellent opportunity for us to participate in the build-out of the WiMAX networks by Clearwire, and we have begun to do this work in various markets across the country.

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

The increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.  There has been and we believe there will continue to be increased spending on rebuilding and improving other communications networks, including wireless and wired data, video and voice networks, particularly those dedicated to the expansion of broadband access to rural regions of the United States, public safety, and homeland security communications.  We currently service this growing market, and we plan on developing further expertise and adding resources to this area, specifically through the growth of our Specialty Communications Services.  The FCC has recently announced that in February 2010 it will once again attempt to sell certain “D-Block” licenses to support public safety networks across the country.  We believe the D-Block licenses will ultimately be purchased, additional networks will be developed to support these frequencies, and this will lead to additional opportunities for network development and installation companies such as ours.

Plan of Operation

We believe it will be necessary to take the following steps within the next 12 months in order to meet our revenue goals and to achieve increased profitability:

Increase Business Development Activities.  In fiscal 2009, we devoted a significant amount of time and resources to growing and reorganizing our business development team.  We hired a new Vice President level executive to lead this effort, and he has worked directly with senior management as well as a Committee of our Board of Directors to restructure the Business Development group.  We have now organized our business development team on a market basis, and have also assigned account management responsibilities to each team member.  We recognize the need to increase our focus on business development, customer retention and the diversification of our customer base. We anticipate achieving this result though a variety of means, including, without limitation, hiring additional business development staff, increasing our exposure at trade shows and customer-sponsored events, and increasing our marketing efforts in an organized and effective manner.

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

Seek Additional Strategic Acquisitions and Integrate Recent Acquisitions. In fiscal 2010, we plan to acquire compatible businesses that can be assimilated into our organization, expand our geographic coverage and add accretive earnings to our business. Our preferred acquisition candidates will have (i) service offerings that supplement, and not necessarily overlap with, our existing service offerings, (ii) an expansive customer base that will allow us to diversify our customer concentration, and (iii) a favorable financial profile. In Fiscal 2007, we acquired the assets and businesses of Digitcom and Radian, and these acquisitions have expanded our customer base, geographic presence, and number of employees.  We believe we have successfully managed the associated growth and the integration of these companies into our business, and that this was an important part of our success in fiscal 2008, and to a lesser extent, fiscal 2009.  We will need to continue to see strong results from these offices to achieve our fiscal 2010 goals, in addition to successfully managing and integrating any new businesses we may acquire.

Competition

The telecommunications industry is highly competitive. It is difficult to clearly identify our competitors because we offer such a wide breadth of service offerings and many companies provide services similar to ours.  However, we currently believe that our most significant competitors include WFI Deployment Services, NSORO LLC (now owned by MasTec), Goodman Networks Inc., Bechtel Corporation, and General Dynamics Corporation.  Some of these competitors have greater capital resources, longer operating histories, larger customer bases, and more established industry relationships than we do. We  distinguish ourselves from these competitors by being large enough to provide the resources our customers need on a nation-wide, self-performing basis, while still maintaining our ability to be responsive, on a local level, to customer specific tasks that arise during any given engagement for services. We also compete at a local market level with a variety of smaller installation, construction and site acquisition companies, particularly on small projects that do not require the resources we bring to bear on larger scale or nation-wide projects.

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

Major Suppliers and Vendors

Historically, we have relied upon our own employees and subcontractors to perform services in order to fulfill our contractual obligations. Currently, the costs attributable to subcontractors represent approximately 52% of our cost of revenues. Approximately 25% of our subcontractor costs relate to fees paid to electrical and architectural and engineering (“A&E”) firms, as we do not hold electrical or A&E licenses in any of the jurisdictions where we operate. We do not rely on any one subcontractor, and we must utilize subcontractors that meet our qualification standards, timeframes and the contractual requirements of our customers.

Major Customers

As of and for the year ended June 30, 2009, we derived 43% of our total revenue from three customers, and those customers represented 28% of our accounts receivable. During the year ended June 30, 2009, Metro PCS, Inc. (and its subsidiaries) represented 19%, T-Mobile (and its subsidiaries) represented 13%, Clearwire US LLC represented 11%,of our total revenue.

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

Backlog

As of June 30, 2009 and 2008, our backlog was approximately $24.8 million ($6.5 million in infrastructure construction and technical services and $18.3 million in site acquisition and zoning) and $15.2 million ($11.1 million in infrastructure construction and technical services and $4.1 million in site acquisition and zoning), respectively. We believe substantially all of our backlog at June 30, 2009 will be filled within the fiscal year ending June 30, 2010.

Employees

As of June 30, 2009, we employed 425 full-time and 7 part-time employees.  We anticipate the need to increase our work force as additional contracts for projects are received. None of our employees are represented by labor unions.

ITEM 1A.  RISK FACTORS

Although we have had net income in prior periods, we experienced losses in fiscal 2009 and we may never achieve sustained profitability.

Although we had net income during the years ended June 30, 2008, 2007 and 2006, we were not profitable during the year ended June 30, 2009 and we may not be profitable in future periods, either on a short or long-term basis.  To the extent that revenue declines or does not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

We generate a substantial portion of our revenue from a limited number of customers, and if our relationships with such customers were harmed, our business would suffer.

As of and for the year ended June 30, 2009, we derived 43% of our total revenue from three customers, and those customers represented 28% of our accounts receivable. During the year ended June 30, 2009, Metro PCS, Inc. (and its subsidiaries) represented 19%, T-Mobile (and its subsidiaries) represented 13%, Clearwire US LLC represented 11% of our total revenue.

As of and for the year ended June 30, 2008, we derived 84% of our total revenue from our two largest customers, and those customers represented 62% of our accounts receivable. During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenue.

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

For example, during the fourth quarter of fiscal 2008, we were advised that our largest customer at that time, Sprint Nextel, had slowed the implementation of initiatives related to significant projects we were performing for them.  This customer notified us of the cancellation of certain purchase orders, and instructed us to delay the completion of other existing purchase orders.  This loss of revenue had a material impact on our financial results, including our revenue and operating income for fiscal 2009.

If we experience material delays and or defaults in customer payments, we could be unable to cover all expenditures.

Because of the nature of our contracts, we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures on client projects as they are incurred.  Delays in customer payments may require us to make a working capital investment, or obtain advances from our line of credit, which may be adversely affected by the current turmoil in the credit markets.  If a customer defaults in making its payments on a project or projects in which we have devoted significant resources, it could have a material negative effect on our results of operations or negatively impact our financial covenants with our lenders.

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

We may require additional working capital in order to fund the growth of our operations.  If adequate funds are not available on terms acceptable to us, we may not be able to effectively grow our operations and expand our business.  Our ability to fund our operations and corporate infrastructure is directly related to the continued availability of these and other funding sources, which may be adversely affected by the current condition of the credit markets.

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

Wireless service providers may delay their development of next generation technology if, among other things, they expect slow growth in the adoption of such technology, reduced profitability due to price competition for subscribers or regulatory delays.  For example, even though wireless service providers have made substantial investments worldwide in acquiring third generation, or 3G licenses, some providers have delayed deployment of 3G networks. Others are investing in fourth generation, or 4G, networks, and others in long term evolution, or LTE, networks. Since we expect that a substantial portion of our growth will be derived from our services related to new technologies, further delays in the adoption and deployment of these technologies, such as 4G and LTE, would negatively affect the demand for our services and our ability to grow our revenue as quickly as expected.

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

We may not be able to hire or retain a sufficient number of qualified employees to meet our contractual obligations or maintain the quality of our services.

As a service business, our ultimate success depends significantly on our ability to attract, train and retain system deployment, managerial, marketing, sales and marketing personnel who have excellent technical and interpersonal skills.  Competition for employees with the required range of skills fluctuates, depending on customer needs, and can be intense.  At times, we have had difficulty recruiting and retaining qualified technical personnel to properly and quickly staff large customer projects.  In addition to recruitment difficulties, we must fully and properly train our employees according to our customers’ technology requirements and deploy and fully integrate each employee into our customers’ projects.  Competition in the wireless industry is increasing the level of specific technical experience and training required to fulfill customer-staffing requirements.  This process is costly, and resource constraints may impede our ability to quickly and effectively train and deploy all of the personnel required to staff projects.

Intense competition in our industry could reduce our market share.

We serve markets that are highly competitive and in which a large number of multinational companies compete.  In particular, the telecommunications services, site acquisition and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel.  Competition also places downward pressure on our contract prices and profit margins.  Intense competition is expected to continue in these markets.  If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our operating performance.

We are vulnerable to the cyclical nature of the market we serve.

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs.  The wireless telecommunications market, where we principally compete, is particularly cyclical in nature.  This industry has historically been, and we expect it will continue to be, vulnerable to general economic downturns and is cyclical in nature.  As a result, our past results have varied considerably and our performance may continue to be volatile, depending upon the demand for future projects in the industry.

We may experience significant fluctuations in our quarterly results as a result of uncertainties relating to our ability to generate additional revenue, manage expenditures and other factors, some of which are outside of our control.

Our quarterly operating results have varied considerably in the past, and may continue to do so, due to a number of factors.  Many of these factors are outside our control and include, without limitation, the following:

	financing provided to customers and potential customers;

	the commencement, progress, completion or termination of contracts during any particular quarter;

	the availability of equipment to deploy new technologies, such as 4G and LTE;

	the growth rate of wireless subscribers, which has a direct impact on the rate at which new cell sites are developed and built; and

	telecommunications market conditions and economic conditions generally.

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

There is currently a limited public market for our shares, and we cannot assure you that a more active market for our common stock will develop.  Consequently, investors may not be able to liquidate their shares at a suitable price, or at all.

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

We may not be able to identify additional, attractive acquisition opportunities.  Even if we identify favorable acquisition targets, there is no guarantee that we can acquire them on reasonable terms or at all.  If we are unable to complete attractive acquisitions, we may not experience growth.

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

In April 2008, we replaced our credit facility with Presidential Financial Corporation of Delaware Valley with a new credit facility of up to $15 million with PNC Bank, National Association.  The PNC facility is secured by a blanket security interest in collateral that covers certain of BCI’s receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property and proceeds of all of the collateral.  An event of default with respect to the PNC facility could result in, among other things, the acceleration and demand for payment of all principal and interest due and the foreclosure on the collateral.  The sale of such collateral at foreclosure would result in a substantial disruption in our ability to operate our business and could significantly lower our revenue and profitability.  We may not be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions.  Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities.  If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

ITEM 2.	PROPERTIES

As of June 30, 2009, we had leases or contractual arrangements to utilize approximately 211,818 square feet for our operations, as set forth below:

	Size in		End of
Location	Square Feet	Description	Lease Term
1210 West Alameda Drive Tempe, AZ	2,460	Office space	Month-to-month
14270 Albers Way Chino, CA	10,607	Office and warehouse space	December 2010
4885 Fulton Drive Fairfield, CA	5,200	Office and warehouse space	September 2010
2801 Camino Del Rio South San Diego, CA	-	Office space	November 2009
2580 N. Powerline Road Pompano Beach, FL	7,600	Office and warehouse space	February 2010
1765 L Cortland Court Addison, IL	3,800	Office and warehouse space	January 2010
8300 Stayton Drive Jessup, MD	19,853	Office and warehouse space	November 2010
95 Ryan Drive Raynham, MA	6,500	Office and warehouse space	March 2012
148 Rangeway Road Billerica, MA	3,500	Office and warehouse space	June 2010
49B Old Elan Avenue Valley Park, MO	5,100	Office and warehouse space	November 2009
4550 Copper Sage Street Las Vegas, NV	3,750	Office and warehouse space	Month-to-month
97 Linden Ave * Elmwood Park, NJ	13,000	Office and warehouse space	Month-to-month
270 Market Street ** Saddle Brook, NJ	9,780	Office and warehouse space	July 2010
45 Stouts Lane Monmouth Junction, NJ	5,000	Office and warehouse space	November 2011
1100 Taylor's Lane Cinnaminson, NJ	10,209	Office and warehouse space	November 2009
18-01 Pollitt Drive Fairlawn, NJ	76,926	Office and warehouse space	September 2017 ***
7701 N. Broadway Extension Oklahoma City, OK	3,000	Office and warehouse space	January 2010
7720 N. Robinson Avenue Oklahoma City, OK	6,000	Office and warehouse space	January 2010
4280 25th Street NE Salem, OR	6,000	Office and warehouse space	Month-to-month
1846 Lockhill Selma San Antonio, TX	725	Office space	August 2009
Alexander Business Center Corpus Christie, TX	200	Office space	Month-to-month
15030 Highway 99 Lynwood, WA	12,608	Office and warehouse space	March 2010

* One third of the office space is sub-leased
** Warehouse space is sub-leased
*** Based upon a commencement date of October 1, 2009, See Note 11

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

The following table sets forth the high and low bid prices of our common stock on the applicable market for the quarterly periods indicated.  Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	Low	High

June 30, 2009	$0.60	$1.00
March 31, 2009	0.70	1.31
December 31, 2008	0.65	1.60
September 30, 2008	1.10	1.60
June 30, 2008	1.10	1.60
March 31, 2008	1.15	2.00
December 31, 2007	1.02	1.20
September 30, 2007	1.01	1.20

Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.

As of June 30, 2009, there were 439 holders of record of our common stock.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of June 30, 2009, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

				Number of securities
				remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (A))

Equity compensation on plans approved
by security holders	2,185,273	(a)	$13.42	883,723

Equity compensation on plans not
approved by security holders	18,704	(b)	$6,786.00	None
	2,203,977		$70.90	883,723

(a)	Represents options granted under our 1999 Omnibus Securities Plan and our 2001 Equity Incentive Plan, each of which was approved by our stockholders (the “Option Plans”).
(b)	Represents options granted under stand-alone option agreements, which were not associated with the Option Plans, and which vested over three or four year periods.

Dividend Policy

We have not paid cash dividends on our common stock nor do we anticipate doing so in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with our consolidated financial statements and their notes included elsewhere in this Annual Report. See “Forward-Looking Statements” and Item 1A – Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.

Business

We are a leading contractor to the wireless communications industry, providing a wide range of services primarily to wireless and traditional telecommunications carriers. Our core activities include communications infrastructure equipment construction and installation; site acquisition and zoning to support communication network build-outs; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. We also provide specialty communication services, configured solutions, staffing services and power system solutions. We provide some or all of these services to our customers, most of which are companies in the wireless telecommunications and/or data transmission industries, as well as to utility companies and government agencies and municipalities. Our customers rely on us to assist them in planning, site location and leasing. For a more complete discussion of our business, see Item 1 of this Annual Report entitled “Business”.

On February 28, 2007, we entered into an Asset Purchase Agreement with Digital Communication Services, Inc. and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded and strengthened our presence in Texas and the Midwest region. On April 16, 2007, we entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian.  This acquisition expanded our presence in Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington, and added offices in Salem, Oregon and Tempe, Arizona.  These acquisitions have allowed us to become a nation-wide service provider for our customers, the most significant of which have nationwide operations that require the types of services we provide.  These acquisitions have also expanded our customer bases.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities. One of the more significant processes requiring estimates is percentage-of-completion.

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

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008
(amounts in thousands unless otherwise stated)

Revenue

	Years Ended June 30,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$44,897	$98,563	$(53,666)
Site acquisition and zoning	9,594	29,809	(20,215)
Total	$54,491	$128,372	$(73,881)

We had revenues of $54.5 million for the year ended June 30, 2009, versus $128.4 million for the year ended June 30, 2008. This represents a decrease of $73.9 million, or 58%.

Revenue from infrastructure construction and technical services decreased $53.7 million, or 54% for the year ended June 30, 2009 as compared to the year ended June 30, 2008 and represented 82% and 77% of total revenue for these years, respectively.

Site acquisition and zoning decreased $20.2 million, or 68% for the year ended June 30, 2009 as compared to the year ended June 30, 2008, and accounted for approximately 18% and 23% of total revenues for these years, respectively.

These decreases in revenue are related to several factors:

•
Our largest customer during fiscal 2008, Sprint Nextel, cancelled purchase orders beginning in the fourth quarter of fiscal 2008 for work previously awarded to us, and asked us to delay the completion of other purchase orders.  These cancellations and delays were related to Sprint’s sale of its fourth generation, or 4G, WiMax networks business to Clearwire Communications (“Clearwire”), and were unrelated to our performance on these projects. This significantly impacted our financial results throughout fiscal 2009 as Sprint was previously our largest customer.  We have actively sought to replace this work, and have received a number of purchase orders related to the continuation of this 4G work, primarily in the site acquisition and zoning segment of our business as this needs to be completed prior to the beginning of construction work.  As of June 30, 2009, our backlog was approximately $24.8 million as compared to $15.2 million as of June 30, 2008 and $22.7 million as of March 31, 2009.  We believe substantially all of our backlog at June 30, 2009 will be filled before the end of our fiscal year ending June 30, 2010. We believe our prospects for continuing to support the 4G network build-out are good so long as we continue to provide outstanding customer service, and this will present an important opportunity for new business for us in fiscal year 2010.

•
Our fiscal 2009 was a period of transition for us.  In fiscal 2008, almost 80% of our business was from one customer.  We made a significant effort to diversify our customer base to remove the risks associated with reliance on one customer.  We hired a national business development team to lead this effort, with a new Vice President level executive to lead this team.  We also diversified into new lines of business, including our cable services and green energy groups.  Perhaps most importantly, we began to emphasize seeking business from companies outside of the wireless industry, including wire-line, cable, and fiber companies, and enterprise and government clients.  With the convergence of communications networks and technologies, we saw the need to service more than the wireless carriers that have historically been our top customers.  This effort took time and resources, and we believe this planning will result in long-term financial rewards.  We also believe that establishing these initiatives had a negative impact on our financial results in 2009 as we hired and trained new people with the appropriate skills sets to support these projects, and began long sales cycles with these new customers.

•
Our fiscal second half was also a period of transition for some of our customers and their projects, and this had a negative impact on our revenue for that time period.  Several of our customers are just beginning large-scale build-outs for new networks, including Clearwire and the development of its 4G network, and other customers, such as Verizon, that are beginning work on new LTE (or Long-Term Evolution) networks.  While we are involved with these initiatives, and we have devoted significant time and resources to position ourselves to support these projects, they have only recently begun in earnest.  In addition, some of our other customers completed projects during the third and fourth quarters of fiscal 2009 in some markets, and while we continue to work for these customers, we saw a decline in business from them immediately after the completion of these market launches.

•
The general downturn in national and global economic conditions during fiscal 2009 also impacted us and we believe many of our customers, subcontractors, vendors and suppliers as well. Many of our customers delayed decision-making on capital spending budgets during this period, particularly during the beginning of calendar 2009, because of the uncertainty associated with general economic conditions. This in turn led to delays in initiating network development projects that were awarded to us. This required us to maintain staffing levels to support these projects, but in some cases being unable to fully utilize this staff until receiving authorization from our customers. In addition, we have seen and continue to see pricing pressure in some of our service lines, and we believe this is attributable in part to a shift in our customer base and to a lesser extent general economic conditions.

Historically we win and begin projects on an irregular basis, and, therefore, we have seen in normal economic conditions considerable variability in our historic quarterly results.  In light of this, and the broad-based uncertainty surrounding general economic conditions, we expect to continue to see significant quarterly variability.  We believe our overall financial position is strong, our customer base is diverse and has growth potential, and our backlog of business has grown significantly since December 31, 2008. We also see growth in the wireless industry, and we see our customers focused on expanding their networks to support growing subscriber needs. We also see the convergence of communications networks bringing new opportunities for us as wire-line, cable and fiber companies seek installation companies such as ours to support their network development and integration efforts. Our objective is to use the national platform and broad range of expertise we have developed so that we can take advantage of these growth opportunities as they present themselves. We expect our revenue to increase over the course of fiscal 2010 primarily during the third and fourth quarters, with an overall revenue increase in fiscal 2010 over fiscal 2009.

We recognize revenue using the percentage-of-completion method of accounting.

Cost of Revenue

	Years Ended June 30,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$33,960	$64,643	$(30,683)
Site acquisition and zoning	4,826	18,809	(13,983)
Total	$38,786	$83,452	$(44,666)

Our cost of revenue was $38.8 million and $83.5 million for the years ended June 30, 2009 and 2008, respectively. This represents a decrease of $44.7 million, or 54%, during a period when sales decreased 58%. These amounts represent 71% and 65% of total revenues for the years ended June 30, 2009 and 2008, respectively.

Cost of revenue for infrastructure construction and technical services decreased $30.7 million for the year ended June 30, 2009 as compared with the year ended June 30, 2008. This represents a decrease of approximately 47% during a period when sales for this segment decreased 54%.

Cost of revenue for site acquisition and zoning services decreased $14.0 million for the year ended June 30, 2009 from the similar period ended June 30, 2008. This represents a decrease of approximately 74% during a period when sales for this segment decreased 68%.

Gross Profit

	Years Ended June 30,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$10,937	$33,920	$(22,983)
Site acquisition and zoning	4,768	11,000	(6,232)
	$15,705	$44,920	$(29,215)

Our gross profit for the years ended June 30, 2009 and 2008 was $15.7 million and $44.9 million, or 29% and 35% of revenues, respectively. This decrease in gross margin was in part caused by an increase in infrastructure construction and technical services revenue from 77% of total revenue to 82%. Margins from infrastructure construction and technical services are typically lower than those associated with site acquisition and zoning.

In light of the current telecommunications market and economic conditions in general, we have decided to bid our services more aggressively than we have in the past. Competition has increased and many of our customers are exploring ways to reduce costs, which could impact pricing for some services. In addition, we have been awarded a significant amount of work from OEMs and other project management companies that do work for the carriers, which is at a lower profit margin than the work we do directly for our carrier customers. This has led to a decrease in our gross profit margins.

Selling, General and Administrative Expenses

	Years Ended June 30,
	2009	2008	(Decrease)
Infrastructure construction and technical services	$17,409	$20,885	$(3,476)
Site acquisition and zoning	3,064	4,818	(1,754)
	$20,473	$25,703	$(5,230)

Selling, general and administrative expenses for the year ended June 30, 2009 was $20.5 million as compared to $25.7 million for the year ended June 30, 2008. This represents a decrease of approximately $5.2 million, or 20% during a period when revenues decreased 58%.  $2.2 million represents a decrease in payroll expenses. Additionally, as we aggressively managed our cost, we recognized decreased spending of approximately $0.7 million in insurance premiums, $0.6 million in accounting and legal fees, $0.5 million in occupancy expenses. The year ended June 30, 2008 included a charge of $0.2 million to increase our estimated reserve for an assessment by a state department of revenue. Selling, general and administrative expenses did not decrease at the same rate as revenue in part because the Company maintained its nation-wide platform required to support anticipated growth and increased revenue.

Depreciation and Amortization

Depreciation expense for the year ended June 30, 2009 was $0.9 million as compared to $0.8 million for the year ended June 30, 2008. This represents an increase of $0.1 million.

Amortization expense for the year ended June 30, 2009 was $0.4 million as compared to $0.4 million for the year ended June 30, 2008.

Interest Income and Expense

Interest income for the year ended June 30, 2009 was $59 thousand, a decrease of $12 thousand from $71 thousand for the year ended June 30, 2008. This decrease was caused by the decrease in cash and cash equivalents during the year ended June 30, 2009.

Interest expense for the year ended June 30, 2009 was $0.2 million. This represents a decrease of $1.2 million from $1.4 million for the year ended June 30, 2008. This decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma and the other participating noteholders and the reduced usage of our lines of credit with Presidential and PNC.

Amortization of deferred financing fees and accretion of debt discount was $60 thousand for the year ended June 30, 2009 as compared to $2.0 million for the year ended June 30, 2008. This decrease was caused by the issuance of warrants related to our financing transactions with Sigma and the other participating noteholders during the fiscal year ended June 30, 2008.

Other Income

Other income increased to $0.4 million during the year ended June 30, 2009 as compared to $0.2 million for the year ended June 30, 2008. These amounts primarily relate to subrental income recognized on office and warehouse space formerly occupied by the Company and royalty income from mineral rights recognized from land owned by the Company, as well as the settlement of a litigation claim which resulted in an increase of approximately $0.3 million to our income before income taxes for the year ended June 30, 2009.

Income Tax Expense (Benefit)

Income tax benefit was $2.5 million for the year ended June 30, 2009 as compared to a tax expense of $6.4 million for the year ended June 30, 2008. The effective tax rate for the years ended June 30, 2009 and 2008 was 42% and 43%, respectively.

At June 30, 2009, we had total income taxes receivable of approximately $2.7 million, consisting of $2.2 million federal and $0.5 million state income taxes receivable which we expect to receive during the third quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had consolidated current assets of approximately $26.5 million, including cash and cash equivalents of approximately $1.4 million and net working capital of approximately $14.3 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common and preferred stock and borrowings under loan arrangements. The principal uses of cash during the year ended June 30, 2009 have been working capital, and purchases of property and equipment.

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

As a result of our operating results, we breached the minimum EBITDA covenants noted above. To correct this issue, on September 25, 2009 the Company and PNC  entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) to amend the PNC Facility. Pursuant to the terms of the Second Amendment, PNC waived compliance by BCI with the minimum EBITDA covenants, and therefore BCI is in complete compliance with all terms and conditions of the PNC Facility as of the date of this Annual Report.  Going forward, there is no longer a minimum undrawn availability covenant or a minimum EBITDA covenant, but BCI must maintain compliance with the Fixed Charge Coverage Ratio noted above.

The balance outstanding at June 30, 2009 was $3.0 million and the amount additionally available on the line of credit was $7.7 million.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facility with PNC, and the operations of BCI. Our current obligations consist of capital expenditures, debt service and funding working capital. In the event we are not able to generate positive cash flow in the future, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. The cancellation and/or deferral of a number of projects from our largest customer may have a material impact on our ability to generate sufficient cash flow in future periods. We anticipate that certain cost savings strategies will be necessary unless and until our largest customer elects to proceed with these cancelled or deferred projects or we have obtained orders from other customers sufficient to replace these projects.

The net cash flows for the years ended June 30, 2009 and 2008 are as follows:

	For the Years Ended
	June 30,
	2009	2008
Net cash (used in) provided by operating activities	$(2,527)	$7,944
Net cash used in investing activities	(599)	(947)
Net cash (used in) provided by financing activities	1,343	(6,307)

Cash Provided by / Used in Operating Activities

Net cash used in operating activities for the year ended June 30, 2009 totaled approximately $2.5 million. Net cash provided by operating activities for the year ended June 30, 2008 was approximately $7.9 million.

During the year ended June 30, 2009, cash used in operating activities primarily resulted from an operating loss of $1.0 million, net of non-cash charges. Cash provided by operating activities primarily resulted from a decrease in accounts receivable of $10.9 million and a decrease in other assets of $0.5 million which were partly offset by decreases in accrued liabilities of $8.4 million and accrued income taxes of $1.8 million.

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

Cash Used in Investing Activities

Cash used in investing activities for the years ended June 30, 2009 and 2008 totaled approximately $0.6 million and $0.9 million, respectively.

During the year ended June 30, 2009, cash used in investing activities primarily resulted from purchases of property and equipment of $0.4 million.

During the year ended June 30, 2008, cash used in investing activities primarily resulted from purchases of property and equipment of $1.0 million.

Cash Provided by / Used In Financing Activities

Cash provided by financing activities for the year ended June 30, 2009 totaled approximately $1.3 million as compared to cash used in financing activities for the year ended June 30, 2008 of approximately $6.3 million.

During the year ended June 30, 2009, cash provided by financing activities resulted primarily from net borrowings under our credit line of $2.8 million which was partly offset by the repayment of other debt of $1.3 million.

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

Forward-Looking Statements

“Forward-looking” statements appear throughout this Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note that the occurrence of the events described in these statements and elsewhere in this Report, including, without limitation, those risks identified in Item 1A – Risk Factors set forth elsewhere in this Report, could have an adverse effect on the business, results of operations or financial condition of the Company.

Forward-looking statements in this Annual Report include, without limitation, the following statements concerning:
•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues and/or earnings;
•	our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging wireless technologies;
•	our ability to obtain additional financing;
•	our growth strategy;
•	trends in the wireless telecommunications industry;
•	key drivers of change in our business;
•	our competitive position; and
•	other statements that contain words like “believe”, “anticipate”, “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:
•	risks related to a concentration in revenues from a small number of customers;
•	risks associated with competition in the wireless telecommunications industry;
•	risks that we will not be able to generate positive cash flow;
•	risks that we may not be able to obtain additional financing;
•	risks that we will not be able to take advantage of new and emerging wireless technologies; and
•	risks that we will be unable to adequately staff our service offerings.

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

Unbilled receivables represent revenue on uncompleted contracts that are not yet billed or billable, pursuant to contract terms. Deferred revenues principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157 which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of SFAS No. 157, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective July 1, 2008. The Company will adopt the remaining provisions of SFAS 157 beginning July 1, 2009. The Company has determined that the impact of SFAS 157 will not have a material effect to the financial statements taken as a whole.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on July 1, 2008. The adoption was not material to the financial statements taken as a whole.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our consolidated balance sheets. Income and comprehensive income attributed to noncontrolling interests will be included in our consolidated statements of operations and our consolidated statements of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008, therefore the Company will adopt SFAS 160 starting July 1, 2009. This statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which must be applied retrospectively for all periods presented.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (“SFAS 141R”). This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. The statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of this statement is not permitted. We will adopt SFAS 141R effective July 1, 2009.

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

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under FSP APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP APB 14-1 effective July 1, 2009. This adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-5 effective July 1, 2009. The Company is currently evaluating the impact of the adoption of this pronouncement.

In November 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years ended on or after December 15, 2008. The Company adopted EITF 08-6 for its fiscal year ended June 30, 2009. This adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), to be effective for the interim or annual periods ending after June 15, 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth a) the period after the balance sheet date during which management of a reporting entity  should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of the adoption of SFAS 165 was not material on the Company’s consolidated financial position and results of operations. The Company evaluated subsequent events through September 28, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace Statement 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 effective July 1, 2009.

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

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended June 30, 2009. As a result of that evaluation they have concluded that our system of disclosure controls and procedures was effective at a reasonable level of assurance, and that all of the information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of June 30, 2009, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information called for by Item 10 will be set forth under the caption “Election of Directors” in our 2009 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2009, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption “Executive Compensation and Other Matters” in our 2009 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2009, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 will be set forth under the caption “Security Ownership of Directors, Management and Principal Stockholders” in our 2009 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2009, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2009 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2009, and which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our 2009 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended June 30, 2009, and which is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Financial Statements:

Our Consolidated Balance Sheets as of June 30, 2009 and 2008
Our Consolidated Statements of Operations for the years ended June 30, 2009 and 2008
Our Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009 and 2008
Our Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berliner Communications, Inc.

By:	/s/ Rich B. Berliner
Name:	Rich B. Berliner
Title:	Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2008.

SIGNATURE	TITLE

/s/ Rich B. Berliner	Chief Executive Officer
Rich B. Berliner	(Principal Executive Officer)

/s/ Raymond A. Cardonne, Jr.	Chief Financial Officer and Treasurer
Raymond A. Cardonne, Jr.	(Principal Financial Officer)

/s/ Mark S. Dailey	Director
Mark S. Dailey

/s/ Peter J. Mixter	Director
Peter J. Mixter

/s/ Mehran Nazari	Director
Mehran Nazari

/s/ John Stevens Robling, Jr.	Director
John Stevens Robling, Jr.

/s/ Thom Waye	Director
Thom Waye

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith
10.1	Amendment and Waiver Agreement, dated September 27, 2007, among Berliner Communications, Inc., Sigma Opportunity Fund, LLC, Pacific Asset Partners, LP, Operis Partners I LLC, and Sigma Berliner, LLC	Incorporated herein by reference from Company’s Form 10-K filed on October 2, 2007

10.2	Employment Agreement, dated as of November 15, 2007, by and between Berliner Communications, Inc. and Raymond A. Cardonne, Jr.	Incorporated herein by reference from Company’s Form 8-K filed on November 15, 2007

10.3	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Richard B. Berliner	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.4	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Nicholas Day	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.5	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Michael S. Guerriero	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.6	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Robert Bradley	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.7	Asset Purchase Agreement, dated as of April 16, 2007, by and among Radian Communication Services, Inc. and BCI Communications, Inc.	Incorporated herein by reference from Company’s Form 8-K filed on April 20, 2007

10.8	Revolving Credit and Security Agreement, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank National Association as lender and agent	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.9	First Amendment to Revolving Credit and Security Agreement, dated March 31, 2009, by and between BCI Communications, Inc. and PNC Bank, National Association	Incorporated herein by reference from Company’s Form 8-K filed on April 3, 2009

10.10	Second Amendment to Revolving Credit and Security Agreement, dated September 25, 2009, by and between BCI Communications, Inc. and PNC Bank, National Association	X

10.11	$15,000,000 Revolving Credit Note, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank, National Association as lender and agent	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.12	Guaranty & Suretyship Agreement, dated April 17, 2008, made by Berliner Communications, Inc. as guarantor on behalf of BCI Communications, Inc. and in favor of PNC Bank, National Association	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.13
Guarantor’s Ratification of that certain Guaranty & Suretyship Agreement dated April 17, 2008, made by Berliner Communications, Inc. as guarantor on behalf of BCI Communications, Inc. and in favor of PNC Bank, National Association
X

10.14
Subordination & Inter-creditor Agreement, dated April 17, 2008, by and among PNC Bank, National Association as agent for the lenders and Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners as the subordinated investors
Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.15
Amendment to Note Purchase Agreement and Notes and Security Agreement Thereunder, dated April 17, 2008, by and among Berliner Communications, Inc., Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners
Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.16	Agreement and Plan of Reorganization, dated September 15, 2008, between Berliner Communications, Inc, and Old Berliner, Inc.	Incorporated herein by reference from Company’s Form 8-K filed on September 15, 2008

21.1	Subsidiaries of Berliner Communications, Inc.	X

23.1	Consent of BDO Seidman, LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Berliner Communications, Inc.
Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Berliner Communications, Inc. and Subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and Subsidiaries at June 30, 2009 and 2008, and the results of their operations and cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey
September 28, 2009

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,390	$3,173
Accounts receivable, net of allowance for doubtful accounts
of $200 and $830 at June 30, 2009 and 2008, respectively	20,116	31,189
Income tax receivable	2,659	-
Inventories	1,005	1,012
Deferred tax assets - current	429	536
Prepaid expenses and other current assets	891	762
	26,490	36,672
Property and equipment, net	2,239	2,924
Amortizable intangible assets, net	479	816
Goodwill	2,284	2,084
Deferred tax assets - long-term	2,789	505
Other assets	276	268
Total Assets	$34,557	$43,269

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,644	$4,820
Accrued liabilities	3,685	11,919
Accrued income taxes	-	1,849
Line of credit	2,967	217
Current portion of long-term debt	777	1,133
Current portion of capital lease obligations	118	118
	12,191	20,056
Long-term debt, net of current portion	18	467
Long-term capital lease obligations, net of current portion	194	305
Other long-term liabilities	105	104
Total liabilities	12,508	20,932

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	1	1
Additional paid-in capital	25,766	22,630
Accumulated deficit	(3,718)	(294)
Total stockholders' equity	22,049	22,337
Total liabilities and stockholders' equity	$34,557	$43,269

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended June 30,
	2009	2008

Revenue	$54,491	$128,372
Costs of revenue	38,786	83,452
Gross profit	15,705	44,920
Selling, general and administrative expenses	20,473	25,703
Depreciation and amortization	1,285	1,190
Gain on sale of fixed assets	(8)	(11)
Income (loss) from operations	(6,045)	18,038

Other (income) expense
Interest expense	208	1,359
Amortization of deferred financing fees and
accretion of debt discount	60	2,031
Interest income	(59)	(71)
Other income	(373)	(162)
Income (loss) before income taxes	(5,881)	14,881
Income tax (benefit) expense	(2,457)	6,427
Net income (loss) allocable to common shareholders	$(3,424)	$8,454

Net income (loss) per share:
Basic	$(0.13)	$0.47
Diluted	$(0.13)	$0.31

Weighted average number of shares outstanding:
Basic	26,439	17,918
Diluted	26,439	27,166

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands except share and per share data)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2007	17,080,906	$-	$15,655	(8,748)	$6,907

Stock-based compensation expense			181	-	181
Exercise of warrants	2,982,951	-	5	-	5
Exercise of stock options	126,875	-	69	-	69
Change in conversion price on convertible
notes payable		-	720	-	720
Conversion of convertible debt	6,000,000	1	6,000	-	6,001
Net income		-	-	8,454	8,454
Balance at June 30, 2008	26,190,732	1	22,630	(294)	22,337

Stock-based compensation		-	580	-	580
Tax benefit on exercise of stock options		-	18	-	18
Exercise of Warrants	200,000	-	146	-	146
Issuance of Director Shares	125,000	-	137	-	137
Reorganization expenses		-	(106)	-	(106)
Effect of Reorganization		-	2,361	-	2,361
Net loss		-	-	(3,424)	(3,424)
Balance at June 30, 2009	26,515,732	$1	$25,766	$(3,718)	$22,049

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,424)	$8,454
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	1,285	1,190
Amortization of deferred financing fees	60	591
Bad debt expense	342	569
Stock-based compensation	734	181
Gain on sale of fixed assets	(8)	(14)
Accretion of debt discount associated with warrants	-	1,372
Financing fees	-	26
Deferred tax assets, net	184	204
Changes in operating assets and liabilities:
Accounts receivable	10,925	(8,262)
Income tax receivable	(2,659)	-
Inventories	7	(308)
Prepaid expenses and other current assets	460	41
Other assets	(9)	119
Accounts payable	(174)	(2,578)
Accrued liabilities	(8,401)	4,837
Accrued income taxes	(1,849)	1,522
Net cash (used in) provided by operating activities	(2,527)	7,944

Cash flows from investing activities:
Purchases of property and equipment	(413)	(956)
Proceeds from the sale of property and equipment	14	48
Cash paid for acquisitions and transaction costs	(200)	(39)
Net cash used in investing activities	(599)	(947)

Cash flows from financing activities:
Proceeds from line of credit	70,904	120,453
Repayment of line of credit	(68,154)	(125,773)
Repayment of long-term debt	(1,276)	(972)
Repayment of capital leases	(171)	(90)
Proceeds from exercise of stock options and warrants	146	75
Reorganization expenses	(106)	-
Net cash (used in) provided by financing activities	1,343	(6,307)

Net increase (decrease) in cash and cash equivalents	(1,783)	690
Cash and cash equivalents at beginning of period	3,173	2,483

Cash and cash equivalents at end of period	$1,390	$3,173

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended June 30,
	2009	2008

Supplemental cash flow information:
Interest paid	$134	$1,310
Income taxes paid	$1,972	$5,492
Non-cash investing and financing activities:
Assets purchased under capital leases	$13	$262
Federal net operating loss carryforwards acquired
in Old Berliner Reorganization	$2,361	$-
Purchase of vehicles financed with notes payable	$-	$14
Conversion of 7% Convertible Notes Payable	$-	$6,000

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

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

On November 1, 2008, we entered into an Agreement with T3 Communications, Inc. to purchase certain of its assets and operations. This acquisition provided our Specialty Communications services with additional resources and a regional presence in the Southeast.

The results of these acquired businesses have been incorporated into our consolidated financial statements since the dates of acquisition.

The Company operates in two business segments: (1) infrastructure construction and technical services; and (2) site acquisition and zoning.

2.	Summary of Significant Accounting Policies

Basis of Presentation, Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Major assets and liabilities that are subject to estimates include allowance for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities. One of the more significant processes requiring estimates is percentage-of-completion.

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
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

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

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At June 30, 2009 and 2008, current prepaid expenses and other current assets totaled approximately $0.7 million and $0.8 million, respectively, and consisted mainly of insurance and deferred financing fees. Other non-current assets of approximately $0.3 million at June 30, 2009 and 2008 are mainly deposits for our office and warehouse locations.

Property and Equipment

Property and equipment consist of automobiles and trucks, equipment, computer equipment and software, furniture and fixtures, buildings, land and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives which range from a period of three to five years. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Buildings are amortized over 27.5 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in our Statements of Operations.

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
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

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

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Company and Precedent Transactions Analyses. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31, 2009. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the year ended June 30, 2009. On an ongoing basis, the Company expects to perform its annual impairment test at January 31 absent any interim impairment indicators.

Goodwill through the years ended June 30, 2009 and 2008 consisted of the following:

Beginning balance, July 1, 2007	$2,270

Digitcom acquisition - purchase price adjustment	(225)
Comtech acquisition - additional payment	39
Ending balance June 30, 2008	2,084

T3 acquisition	200
Ending balance June 30, 2009	$2,284

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

Stock-based Compensation

We elected to adopt Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) using a modified prospective application, whereby the provisions of the statement are applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. All of our previously issued options had fully vested prior to July 1, 2005.

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

The following weighted average assumptions used for purposes of determining the fair value were as follows:

	2009	2008
Expected Volatility	64% - 68%	66% - 71%
Expected dividend yield	0%	0%
Risk-free interest rate	1.50% - 3.06%	2.58% - 4.97%
Expected life	6.25 Years	5 - 7.5 Years

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options and warrants are reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share only includes the weighted-average number of common shares outstanding during the period because the addition of options and warrants would be anti-dilutive.

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

	Year Ended June 30,
	2009	2008

Basic earnings (loss) per share:
Numerator:
Net income (loss) allocable to common shareholders	$(3,424)	$8,454

Denominator:
Weighted average common shares outstanding	26,439	17,918

Net income (loss) per share - basic	$(0.13)	$0.47

	Year Ended June 30,
	2009	2008

Diluted earnings (loss) per share:
Numerator:
Net income (loss) allocable to common shareholders	$(3,424)	$8,454

Denominator:
Weighted average common shares outstanding	26,439	17,918
Effect of dilutive securities:
Stock options	-	563
Warrants	-	8,685
Weighted average common shares outstanding
assuming dilution	26,439	27,166

Net income (loss) per share - diluted	$(0.13)	$0.31

Common share equivalents consist of stock options and warrants using the treasury stock method. For the year ended June 30, 2008, 320,690 stock options were excluded from the computation of diluted net income per share because the exercise price of these were greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, "Fair Value Measurements" (“SFAS 157”) as it relates to financial assets and liabilities effective July 1, 2008. This pronouncement defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. In June 2009, the Company also adopted FASB Staff Position FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

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

The Company’s investment in overnight money market institutional funds, which amounted to $1.2 million at June 30, 2009 and 2008, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable, trade accounts payable, long-term debt and the PNC line of credit. The Company believes the carrying amounts in the financial statements approximates the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157 which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of SFAS No. 157, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective July 1, 2008. The Company will adopt the remaining provisions of SFAS 157 beginning July 1, 2009. The Company has determined that the impact of SFAS 157 will not have a material effect to the financial statements taken as a whole.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on July 1, 2008. The adoption was not material to the financial statements taken as a whole.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, noncontrolling interests will be classified as equity in our consolidated balance sheets. Income and comprehensive income attributed to noncontrolling interests will be included in our consolidated statements of operations and our consolidated statements of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008; therefore the Company will adopt SFAS 160 starting July 1, 2009. This statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which must be applied retrospectively for all periods presented.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (“SFAS 141R”). This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. The statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of this statement is not permitted. We will adopt SFAS 141R effective July 1, 2009.

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

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under FSP APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP APB 14-1 effective July 1, 2009. This adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this pronouncement.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

In November 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years ended on or after December 15, 2008. The Company adopted EITF 08-6 for its fiscal year ended June 30, 2009. This adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), to be effective for the interim or annual periods ending after June 15, 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth a) the period after the balance sheet date during which management of a reporting entity  should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of the adoption of SFAS 165 was not material on the Company’s consolidated financial position and results of operations. The Company evaluated subsequent events through September 28, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace Statement 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 effective July 1, 2009.

3.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable at June 30, 2009 and 2008 consist of the following:

	June 30,
	2009	2008
Accounts receivable	$16,204	$23,870
Unbilled receivables	4,112	8,149
	20,316	32,019
Allowance for doubtful accounts	(200)	(830)
Total	$20,116	$31,189

Unbilled receivables represent revenue on uncompleted infrastructure construction and site acquisition contracts that are not yet billed or billable, pursuant to contract terms. Unbilled receivables are generally billed within three months subsequent to the provision of services. Deferred revenue principally represents the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered. Unbilled receivables and deferred revenue are reported net in accounts receivable. The total value of deferred revenue was $0.6 million and $0.8 million at June 30, 2009 and 2008, respectively.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

The allowance for doubtful accounts for the years ended June 30, 2009 and 2008 consisted of the following:

	Balance at		Recoveries/	Balance at
	Beginning	Charged to	Deductions/	End of
	of Period	Expense	Write-offs	Period
Allowance for doubtful accounts:
Year ended June 30, 2008	$261	569	-	$830
Year ended June 30, 2009	$830	342	(972)	$200

As of and for the year ended June 30, 2009, we derived 43% of our total revenue from three customers, and those customers represented 28% of our accounts receivable. During the year ended June 30, 2009, Metro PCS, Inc. (and its subsidiaries) represented 19%, T-Mobile (and its subsidiaries) represented 13%, and Clearwire US LLC represented 11% of our total revenue.

As of and for the year ended June 30, 2008, we derived 84% of our total revenue from our two largest customers, and those customers represented 62% of our accounts receivable. During the year ended June 30, 2008, Sprint Nextel Corporation represented 77% and Metro PCS represented 7% of our total revenue.

4.	Property and Equipment

Property and equipment at June 30, 2009 and 2008 consisted of the following:
	Year Ended June 30,
	2009	2008
Automobiles and trucks	$1,691	$1,701
Furniture and fixtures	469	454
Equipment	3,312	3,179
Computer equipment and software	454	392
Buildings	313	313
Leasehold improvements	256	244
	6,495	6,283
Less: accumulated depreciation	(4,346)	(3,449)
	2,149	2,834
Land	90	90
	$2,239	$2,924

Depreciation on property and equipment for the years ended June 30, 2009 and 2008 was approximately $0.9 million and $0.8 million, respectively.

5.	Non-Current Assets

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for acquisitions. Amortization expense related to amortizable intangible assets was $0.3 million and $0.4 million for the year ended June 30, 2009 and 2008, respectively.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

Scheduled amortization charges for the intangible assets, as of June 30, 2009 are as follows:

2010	253
2011	128
2012	77
2013	21
Total	$479

6.	Accrued Liabilities

Accrued liabilities at June 30, 2009 and 2008 consisted of the following:
	June 30,
	2009	2008
Employee compensation	$1,230	$2,998
Construction costs	2,027	8,107
Other	428	814
	$3,685	$11,919

Accrued construction costs are reported net of amounts deferred in the calculation of percentage of completion for our construction and site acquisition projects. The amount of deferred expense included in accrued construction costs was $1.3 million and $0.8 million at June 30, 2009 and 2008, respectively.

7.	Income Taxes

Income tax expense differed from amounts computed by applying the U.S. federal tax rate of 34% to pre-tax income as a result of the following:

	Year ended June 30,
	2009	2008
Tax expense at statutory rate of 34%	$(1,999)	$5,109
Increase (decrease) in valuation allowance against deferred tax assets	54	(2)
State and local income tax expense, net of income tax benefit	(335)	1,092
Meals and entertainment	63	64
Financing fees	-	8
Other (net)	(240)	156
(Benefit) provision for income taxes	$(2,457)	$6,427

The following summarizes the (benefit) provision for income taxes:
	Year ended June 30,
	2009	2008
Current:
Federal	$(2,208)	$4,825
State and local	(285)	1,744
Total Current	(2,493)	6,569

Deferred:
Federal	178	(105)
State and local	(142)	(37)
Total Deferred	36	(142)

(Benefit) provision for income taxes	$(2,457)	$6,427

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	2009			2008
	Federal	State	Total
Deferred Tax Assets
Current:
Allowance for doubtful accounts	$60	$17	$77	$328
Allowance for obsolete inventory	8	2	10	-
Accrued bonus	2	1	3	126
Accrued vacation	15	4	19	82
NOL Carryforward	320	-	320	-
	405	24	429	536

Non-Current:
Stock-based compensation	320	94	414	181
NOL carryforward	2,961	691	3,652	1,520
Customer list amortization	156	45	201	128
Covenant amortization	34	10	44	18
Amortization of warrants in deferred financing fees	73	22	95	99
	3,544	862	4,406	1,946
Total Deferred Tax Assets	3,949	886	4,835	2,482

Deferred Tax Liabilities
Long-Term
Goodwill amortization	96	23	119	65
Depreciation expense	189	55	244	176
Total Deferred Tax Liabilities	285	78	363	241

	3,664	808	4,472	2,241
Less: Valuation allowance	(550)	(704)	(1,254)	(1,200)
Net deferred tax assets	$3,114	$104	$3,218	$1,041

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

Based on management’s assessment of certain state tax attributes, we have determined that it was more likely than not that certain deferred tax assets totaling approximately $1.3 million will not be realized. These assets relate to net operating loss carryforwards. Accordingly, valuation allowances have been established for these assets.

On February 4, 2009, the Company closed its reorganization transaction with Old Berliner (see Note 16).  On April 6, 2009, Old Berliner, Inc. transferred all of its assets to the Old Berliner Liquidating Trust, completing the final phase of the distribution for tax purposes.  As part of the transaction, the Company received approximately $6.9 million of Old Berliner’s unused federal net operating loss carryforwards. We have recorded a $ 2.4 million deferred tax asset related to these carryforwards.

We have net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026 and approximately $6.1 million expiring between 2012 and 2014, respectively, which may be applied against future taxable income. We can only utilize approximately $1.0 million per year of the federal carryforward due to limitations as a result of the Acquisition and Old Berliner reorganization.

At June 30, 2009, we had total income taxes receivable of approximately $2.7 million, consisting of $2.2 million federal and $0.5 million state income taxes receivable which we expect to receive during the third quarter of fiscal 2010.

8.	Revolving Credit Facility

PNC Bank, National Association Facility

On April 17, 2008, our wholly owned subsidiary BCI, as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”) and such other lenders as may thereafter become a party to the PNC Facility (collectively, the “Lenders”).  Under the terms of the PNC Facility, BCI is entitled to request that the Lenders make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by the Lenders as collateral or (ii) a total of $15.0 million.  Such revolving advances were used by BCI to repay existing indebtedness owed to Presidential, pay fees and expenses relating to entering into the PNC Facility and provide for BCI’s working capital needs and shall be used to assist in the acquisition of companies engaged in the same line of business as BCI.

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

The term of the PNC Facility is three years and shall terminate on April 17, 2011.  BCI may terminate the PNC Facility at any time upon sixty (60) days’ prior written notice and upon payment in full of the obligations owing under the PNC Facility or any related documents.  Upon such early termination by BCI, BCI shall pay the Lenders an early termination fee in an amount equal to three eighths of one percent (0.375%) of $15.0 million if the early termination occurs on or before April 16, 2010.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility.  The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility.  Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice.  Other uncured defaults under the PNC Facility or any related document shall cause the PNC Note to be declared immediately due and payable, without notice, in accordance with the terms of the PNC Facility.  Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011.  The balance outstanding at June 30, 2009 was $3.0 million and the amount additionally available on the line of credit was $7.7 million.

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

As a result of our operating results, we breached the minimum EBITDA covenants noted above. To correct this issue, on September 25, 2009 the Company and PNC  entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) to amend the PNC Facility. Pursuant to the terms of the Second Amendment, PNC waived compliance by BCI with the minimum EBITDA covenants, and therefore BCI is in complete compliance with all terms and conditions of the PNC Facility as of the date of this Annual Report.  Going forward, there is no longer a minimum undrawn availability covenant or a minimum EBITDA covenant, but BCI must maintain compliance with the Fixed Charge Coverage Ratio noted above.

9.	Long-Term Debt

Long-term debt at June 30, 2009 and 2008 consisted of the following:
	June 30,
	2009	2008
Note payable to J&J Leasing due February 2010, at Prime Rate	$438	$1,021
Notes payable to finance companies related to insurance
premiums, payable in monthly installments of $70 thousand,
interest ranging from 3.19% to 5.02% annually, due
November 2009 through April 2010	287	316
Notes payable to finance companies, payable in monthly
installments of $5 thousand, interest ranging from 4.99%
to 12.79%, due December 2009 through June 2010.	70	263
Capital Leases (Note 10)	312	423
	1,107	2,023
Less current portion	(895)	(1,251)
	$212	$772

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

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

We were unable to have the Registration Statement declared effective by the Securities and Exchange Commission prior to June 15, 2007.  Therefore, pursuant to the Note Purchase Agreement, we became subject to liquidated damages equal to 2% of the aggregate purchase price paid by each purchaser for each of the first six months that we failed to meet the requirement.  On September 27, 2007, we signed a Waiver and Amendment to Note Purchase Agreement (the “Waiver”) with the noteholders to lower the conversion price of the Notes from $1.10 to $1.00 per share.  The reduction in the conversion price resulted in finance charges of $0.7 million, which was reflected in our balance sheet as other long-term liabilities and was subsequently reclassified as Additional paid-in capital. Pursuant to the Waiver, we have agreed to continue to use our best efforts to register the shares underlying the Notes and the associated warrants, and to maintain the effectiveness of any registration statement we file with respect to these shares. Effective December 4, 2008, we registered with the SEC 896,756 of these shares of common stock for resale by the security holders on a delayed or continuous basis, which does not completely fulfill our obligations.

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

We reduced the carrying value of these notes on the books accordingly with the corresponding entries to paid-in capital. We have accreted these amounts over the lives of the notes, charging interest expense whereby the notes’ balances will equal the face amounts at December 29, 2008.

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

We have entered into capital leases for certain automobiles and trucks. As of June 30, 2009 and 2008, the total cost of the vehicles was approximately $0.7 million, and the related accumulated depreciation was approximately $0.3 million and $0.2 million, respectively.

The following is a schedule of future minimum lease payments under capital leases as of June 30, 2009:

2010	$144
2011	127
2012	88
2013	3
Thereafter	-
362
Amounts representing interest	50
Future minimum lease payments	$312

11.	Commitments and Contingencies

Operating Leases

We lease office and warehouse space under various operating leases. Rent expense for the years ended June 30, 2009 and 2008 was approximately $1.2 million and $0.8 million, respectively.

Minimum future amounts due under operating leases are as follows:
2010	$1,242
2011	1,235
2012	1,029
2013	835
2014	801
Thereafter	1,966
$7,108

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

We have entered into a six year Lease Agreement for approximately 70,000 square feet of office and warehouse space in Fairlawn, New Jersey, which will commence upon the landlord meeting certain contingencies, including construction of new office facilities to our satisfaction. We expect that the lease will commence on October 1, 2009, and the above table includes rental payments for this location from that date going forward.

12.	Legal Proceedings

We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

13.	Employee Benefit Plan

Berliner maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the plans, employees may elect to defer a percentage of their salary, subject to defined limitations. Berliner retains the right to provide for a discretionary matching contribution in addition to discretionary contributions based upon participants’ salaries. We accrued for voluntary matching or discretionary contributions totaling $92 thousand and $0.2 million for the years ended June 30, 2009 and 2008, respectively.

14.	Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement described in Note 9, so long as the Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. Mr. Waye was re-elected at the 2008 annual meeting with a term expiring at the 2011 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors.  During the year ended June 30, 2008, we paid Sigma $0.4 million in interest on the Note. We paid Mr. Waye $23 thousand and $17 thousand during the years ended June 30, 2009 and 2008, respectively, for his service as a director pursuant to our standard non-employee director compensation program. In addition, during fiscal 2008 we issued 25,000 shares of our common stock to each of Mr. Waye and all of our outside independent directors. The value of the stock issued to each director was $28 thousand at the time of issuance.

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

15.	Stockholders’ Equity

Common and Preferred Stock

As of June 30, 2009, pursuant to the Amendment to our Amended and Restated Certificate of Incorporation dated February 8, 2007, we are authorized to issue 102,000,000 shares, consisting of (i) 100,000,000 shares of common stock, par value $0.00002 per share, and (ii) 2,000,000 shares of preferred stock, par value $0.00002 per share.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

Stock Options

At June 30, 2009, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”), collectively (the “Plans”). We have elected to account for those Plans under SFAS 123R.

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

The following table represents stock options under our Plans as of June 30, 2009:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Balance at June 30, 2007	16,891	$1,387.50	1,408,051	$3.26	18,704	$6,786.00
Options granted at fair value	-	-	354,230	1.06	-	-
Options exercised	-	-	(126,875)	0.55	-	-
Options cancelled	-	-	(221,721)	0.59	-	-
Outstanding at June 30, 2008	16,891	$1,387.50	1,413,685	$3.37	18,704	$6,786.00
Exercisable at June 30, 2008	16,891	$1,387.50	782,072	$5.17	18,704	$6,786.00

Options granted at fair value	-	-	958,326	1.42	-	-
Options cancelled	-	-	(203,629)	1.09	-	-
Outstanding at June 30, 2009	16,891	$1,387.50	2,168,382	$2.72	18,704	$6,786.00
Exercisable at June 30, 2009	16,891	$1,387.50	1,141,451	$3.96	18,704	$6,786.00

The intrinsic values of options exercised, outstanding and exercisable as of and for the year ending June 30, 2009 were as follows:

Options exercised	$0
Options outstanding	$285,890
Options exercisable	$282,628

Stock-based compensation expense included in the consolidated statement of operations for the years ended June 30, 2009 and 2008 was approximately $0.6 million and $0.2 million, respectively. As of June 30, 2009, there was approximately $0.5 million of total unrecognized stock-based compensation cost related to options granted under our Plans that will be recognized over four years.

At June 30, 2009, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding were as follows:

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

				Options Outstanding and Exercisable
							Weighted
						Weighted	Average
				Number		Average	Remaining
				of		Exercise	Contractual
	Option Price Range			Shares	Exercisable	Price	Life
2001 Plan			$1,387.50	16,891	16,891	$1,387.50	1.53 Years
1999 Plan	$0.30	to	$0.81	633,600	621,725	$0.49	6.90 Years
	$0.90	to	$1.48	1,531,198	516,142	$1.32	8.46 Years
			$7.05	167	167	$7.05	5.05 Years
			$8.01	250	250	$8.01	4.67 Years
			$16.50	2,000	2,000	$16.50	1.43 Years
			$3,000.00	1,167	1,167	$3,000.00	0.27 Years
Non-Plan			$3,600.00	637	637	$3,600.00	0.69 Years
			$6,900.00	18,067	18,067	$6,900.00	0.76 Years

During the year ended June 30, 2009, we issued 958,326 options to 80 individuals with vesting as follows:

		Weighted
	Number	Average
Vesting Period	of Shares	Fair Value

25% per year after one year	82,000	$0.67
25% Immediate and 25% per year thereafter	876,326	0.89
	958,326	0.87

The value of this stock based on quoted market values at the time of grant was $1.4 million.

The following table summarizes information about unvested stock option transactions:
	2001 Plan	1999 Plan			Non-Plan
			Weighted	Weighted
			Average	Average
	Number	Number	Exercise	Fair	Number
	of Shares	of Shares	Price	Value	of Shares
Balance at June 30, 2007	-	906,625	$0.86	$0.59	-
Options granted at fair value	-	354,230	1.06	0.81	-
Options vested	-	(432,257)	0.76	0.55	-
Options cancelled	-	(196,985)	0.57	0.37	-
Outstanding at June 30, 2008	-	631,613	1.14	0.81	-

Options granted at fair value	-	958,326	1.42	0.87	-
Options vested	-	(419,739)	1.26	0.81	-
Options cancelled	-	(143,269)	1.16	0.95	-
Outstanding at June 30, 2009	-	1,026,931	$1.34	$0.85	-

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

Stock Warrants

At June 30, 2009, we had issued warrants to purchase up to 1,003,572 shares of our common stock. The following table summarizes those warrant grants:

	Number of	Grant	Strike
Issued to	Shares	Date	Price	Note
Punk, Ziegel & Company, L.P.	100,000	June 21, 2006	$1.00	A
Punk, Ziegel & Company, L.P.	214,286	December 29, 2006	0.70	A
Sigma Capital Advisors, LLC	150,000	December 29, 2006	0.55	B
Sigma Capital Advisors, LLC	25,000	February 15, 2007	0.55	B
Punk, Ziegel & Company, L.P.	214,286	February 15, 2007	0.70	A
Digital Communication Services, Inc.	300,000	February 28, 2007	0.73	C
	1,003,572

A -  Part of advisory services fee.
B – Warrants issued relating to the issuance of 7% Senior Subordinated Secured Convertible Notes. See Note 9.
C – Warrants issued related to the acquisition of Digitcom.

During the year ended June 30, 2009, warrants to purchase 200,000 shares were exercised. These warrants were issued relating to the acquisition of Digitcom. During the year ended June 30, 2008, warrants to purchase 3,000,000 shares were exercised. These warrants were issued relating to the issuance of 7% Senior Subordinated Secured Convertible Notes which were converted on June 25, 2008. See Note 9.

16.	Selected Segment Financial Data

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

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009
($ amount in thousands except per share and share amounts)

	Years ended June 30,
	2009			2008
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$44,897	$9,594	$54,491	$98,563	$29,809	$128,372
Cost of revenue	33,960	4,826	38,786	64,643	18,809	83,452
Gross margin	10,937	4,768	15,705	33,920	11,000	44,920
Selling, general and administrative expenses	17,409	3,064	20,473	20,885	4,818	25,703
Depreciation and amortization	1,229	56	1,285	914	276	1,190
Gain on sale of fixed assets	(8)	-	(8)	(8)	(3)	(11)
Operating (loss) income	$(7,693)	$1,648	$(6,045)	$12,129	$5,909	$18,038

17.	Reorganization of Old Berliner, Inc.

On February 4, 2009 (the “Closing Date”), pursuant to the Agreement and Plan of Reorganization, dated September 9, 2008 (the “Agreement”), between the Company and Old Berliner, the Company completed its exchange of 13,104,644 newly issued shares of the Company’s common stock (the “Issued Shares”) for substantially all the assets of Old Berliner, which consist of 13,104,644 shares of common stock of the Company.  From and after the Closing Date, Old Berliner did not engage in any business, and promptly liquidated and dissolved as a corporation on March 26, 2009 and distributed all of its assets and liabilities to the Old Berliner Liquidating Trust (the “Trust”).  The beneficiaries of the Trust are the former shareholders of Old Berliner. Each beneficiary’s percentage interest in the Trust is identical to the percentage interest that such beneficiary had in Old Berliner prior to its dissolution. Rich  Berliner, the Company’s Chief Executive Officer, owns 57.4% of the beneficial interests in the Trust, which represents beneficial ownership of approximately 28.5% of the outstanding common stock of the Company.    Mr. Nicholas Day,  General Counsel of  the Company and  the former Secretary of Old Berliner, is the trustee of the Trust (the “Trustee”), and in his capacity as Trustee he has the sole power to vote and to sell or dispose of the shares of our common stock owned by the Trust. The Trust will distribute the assets to the beneficiaries of the Trust, the former shareholders of Old Berliner, as soon as practicable.

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