Form 10-Q
period 2009-09-30
BERLINER COMMUNICATIONS INC
filed 2009-11-16
CIK 826773

t:
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 0-28579

BERLINER COMMUNICATIONS, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2233445
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

18-01 Pollitt Drive
Fair Lawn, New Jersey 07410
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

On November 13, 2009, 26,515,732 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,208	$1,390
Accounts receivable, net of allowance for doubtful accounts of $98 and $200 at September 30, 2009 and June 30, 2009, respectively	22,971	20,116
Income tax receivable	2,521	2,659
Inventories	977	1,005
Deferred tax assets - current	742	429
Prepaid expenses and other current assets	742	891
	30,161	26,490
Property and equipment, net	2,024	2,239
Amortizable intangible assets, net	416	479
Goodwill	2,284	2,284
Deferred tax assets - long-term	2,789	2,789
Other assets	285	276
Total Assets	$37,959	$34,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,809	$4,644
Accrued liabilities	4,459	3,685
Line of credit	5,208	2,967
Current portion of long-term debt	564	777
Current portion of capital lease obligations	112	118
	16,152	12,191
Long-term debt, net of current portion	9	18
Long-term capital lease obligations, net of current portion	165	194
Other long-term liabilities	99	105
Total liabilities	16,425	12,508

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock	1	1
Additional paid-in capital	25,733	25,766
Accumulated deficit	(4,200)	(3,718)
Total stockholders' equity	21,534	22,049
Total liabilities and stockholders' equity	$37,959	$34,557

 The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands, except per share data)
 (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Revenue	$17,715	$13,086
Costs of revenue	12,980	7,475
Gross profit	4,735	5,611
Selling, general and administrative expenses	5,128	5,193
Depreciation and amortization	309	303
Loss on sale of fixed assets	3	-
Income (loss) from operations	(705)	115

Other (income) expense
Interest expense	89	60
Amortization of deferred financing fees	15	15
Interest income	(4)	(31)
Other income	(23)	(340)
Income (loss) before income taxes	(782)	411
Income tax (benefit) expense	(312)	325
Net income (loss) allocable to common shareholders	$(470)	$86

Net income (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of shares outstanding:
Basic	26,516	26,263
Diluted	26,516	27,531

 The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
 (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(470)	$86
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	309	322
Amortization of deferred financing fees	15	15
Change in fair value of embedded derivative	(3)	-
Bad debt expense	(3)	-
Stock-based compensation	24	37
Loss on sale of fixed assets	3	-
Deferred tax assets, net	(311)	302
Changes in operating assets and liabilities:
Accounts receivable	(2,522)	9,653
Income tax receivable	138	-
Inventories	28	29
Prepaid expenses and other current assets	135	251
Other assets	(14)	(9)
Accounts payable	1,162	(1,747)
Accrued liabilities	376	(5,084)
Accrued income taxes	-	(1,829)
Net cash (used in) provided by operating activities	(1,133)	2,026

Cash flows from investing activities:
Purchases of property and equipment	(36)	(111)
Proceeds from the sale of property and equipment	4	2
Net cash used in investing activities	(32)	(109)

Cash flows from financing activities:
Proceeds from line of credit	17,367	25,054
Repayment of line of credit	(15,126)	(24,970)
Repayment of long-term debt	(222)	(346)
Repayment of capital leases	(35)	(35)
Proceeds from exercise of stock options and warrants	-	146
Reorganization expenses	(1)	-
Net cash (used in) provided by financing activities	1,983	(151)

Net increase in cash and cash equivalents	818	1,766
Cash and cash equivalents at beginning of period	1,390	3,173
Cash and cash equivalents at end of period	$2,208	$4,939

 The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
 (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Supplemental cash flow information:
Interest paid	$73	$60
Income taxes paid	$7	$1,850

 The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Amounts in thousands except share and per share data)
 (Unaudited)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2009	26,515,732	$1	$25,766	$(3,718)	22,049

Cumulative adjustment for fair value of warrants		-	(56)	(12)	(68)
Stock-based compensation		-	24	-	24
Reorganization expenses		-	(1)	-	(1)
Net loss		-	-	(470)	(470)
Balance at September 30, 2009	26,515,732	$1	$25,733	$(4,200)	$21,534

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

During fiscal 2007, we purchased the assets of three businesses in our industry which expanded our presence primarily in the West and Southwest portions of the United States.

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

2.       Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2009, and for the three months ended September 30, 2009 and 2008, respectively, have been prepared by us pursuant to the interim financial statements rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards of Codification.

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

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At September 30, 2009 and June 30, 2009, current prepaid expenses and other current assets totaled approximately $0.7 million and $0.9 million, respectively, and consisted mainly of insurance, income tax payments, deferred financing fees and rents.  Other non-current assets of approximately $0.3 million at September 30, 2009 and $0.3 million at June 30, 2009 are mainly deposits for our office and warehouse locations.

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

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Goodwill and Other Intangible Assets

In accordance with Topic 350, “Intangibles – Goodwill and Other”, goodwill and indefinite lived intangible assets are no longer amortized but are assessed for impairment on at least an annual basis. Topic 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

Topic 350 requires that goodwill be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business. If the fair value exceeds its carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Company and Precedent Transactions Analyses. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31, 2009. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income. On an ongoing basis, the Company expects to perform its annual impairment test at January 31 absent any interim impairment indicators.

Revenue Recognition

Site acquisition and zoning services revenue and, depending on the terms of the contracts, certain specific technical services contracts, are based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses are recognized when such losses become known. All other revenue is recognized as work is performed.

Unbilled receivables represent revenue recognized for work performed but is not yet billed or billable, pursuant to contract terms. Deferred revenues principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.

Earnings Per Share

We calculate earnings per share in accordance with Topic 260 “Earnings Per Share” (“EPS”). Topic 260 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

The weighted average number of common shares utilized in the earnings per share computation for the three months ended September 30, 2009 and 2008 was 26,515,732 and 26,263,351 respectively.

The following table sets forth the computations of basic and diluted earnings per share:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

	Three Months Ended
	September 30,
	2009	2008

Basic earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(470)	$86

Denominator:
Weighted average common shares outstanding	26,516	26,263

Net income (loss) per share - basic	$(0.02)	$0.00

	Three Months Ended
	September 30,
	2009	2008

Diluted earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(470)	$86

Denominator:
Weighted average common shares outstanding	26,516	26,263
Effect of dilutive securities:
Stock options	-	626
Warrants	-	642
Weighted average common shares outstanding assuming dilution	26,516	27,531

Net income (loss) per share - diluted	$(0.02)	$0.00

Common share equivalents consist of stock options and warrants, for which we used the treasury stock method. For the three months ended September 30, 2008, 4,000 stock options were excluded from the computation of diluted net income per share because the exercise price of these was greater than the average market price of the Company’s common stock during the period and therefore the effect is antidilutive.

Fair Value of Financial Instruments

The Company adopted Topic 820, "Fair Value Measurements and Disclosures" for cash and cash equivalents effective January 1, 2008. This Topic defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Topic 820 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

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

The Company’s investment in overnight money market institutional funds, which amounted to $1.2 million at September 30, 2009, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

Currently, Topic 840 applies to the derivative that is embedded within our Warrants, which is included in accrued liabilities in our consolidated balance sheet and is considered a Level 2 asset. The embedded derivative was valued using the Black-Scholes Merton pricing model. The key inputs in the model are as follows:

	September 30,	June 30,
	2009	2009
Maturity date	12/29/2011	12/29/2011
Risk-free interest rate	0.98%	1.72%
Price of Common Stock	$0.75	$0.75
Volatility	68%	68%

The Company’s consolidated balance sheets include the following financial instruments: short-term cash investments, trade accounts receivable trade accounts payable, long-term debt and the PNC line of credit. The Company believes the carrying amounts in the financial statements approximates the fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

Stock-based Compensation

We elected to adopt Topic 718 “Compensation – Stock Compensation” using a modified prospective application, whereby the provisions of the Topic 718 applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. All of our previously issued options had fully vested prior to July 1, 2005.

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

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Topic 820 "Fair Value Measurements and Disclosures" which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of Topic 820, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective July 1, 2008. The adoption on July 1, 2009 of the remaining provisions of Topic 820 did not have a material effect to the financial statements taken as a whole.

In May 2008, the FASB issued Topic 470.20.20 ”Debt with Conversion and Other Options”, which applies to convertible debt that includes a cash conversion feature. Under Topic 470.20, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Topic 470.20 is effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 470.20 effective July 1, 2009 with no material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified Topic 815.40 “Derivatives and Hedging, Contracts in an Entity’s Own Equity”. Topic 815.40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Topic 815.40 is effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 815.40 effective July 1, 2009 with no material impact on the Company’s consolidated financial position and results of operations. The Company recognized a liability at July 1, 2009 of $67 thousand with a corresponding offset to Additional paid-in capital and Cumulative adjustment to accumulated deficit, which represented the fair value of certain warrants to purchase the Company’s Common Stock on that date. The Company recognized other income during the three months ended September 30, 2009 of $3 thousand representing the change in fair value of these warrants during the period.

In May 2009, the FASB issued Topic 855 “Subsequent Events” to be effective for the interim or annual periods ending after June 15, 2009. The objective of this Topic is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth a) the period after the balance sheet date during which management of a reporting entity  should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of the adoption of Topic 855 was not material on the Company’s consolidated financial position and results of operations. The Company evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

4.           Accounts Receivable and Concentration of Credit Risk

Accounts receivable at September 30, 2009, and June 30, 2009, consist of the following:

	September 30,	June 30,
	2009	2009
Accounts receivable	$18,098	$16,204
Unbilled receivables	4,971	4,112
	23,069	20,316
Allowance for doubtful accounts	(98)	(200)
Total	$22,971	$20,116

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date.  Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables include deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables was $1.0 million and $0.6 million at September 30, 2009 and June 30, 2009, respectively.

For the three months ended September 30, 2009, we derived 35% of our total revenue from our two largest customers, and these customers represented 32% of our accounts receivable. Each of these customers represented in excess of 10% of our total net revenue. For the three months ended September 30, 2008, we derived 65% of our total revenue from our four largest customers, and these customers represented 62% of our accounts receivable.  Of those customers, two of them individually represented greater than 6% of net revenue, one of them represented 19% of our net revenue, and one of them represented 34% of our net revenue for the period.

5.           Inventories

Inventories totaled approximately $1.0 million and $1.0 million as of September 30, 2009, and June 30, 2009, respectively. Inventories, which consist mainly of parts and raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

6.	Non-Current Assets

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for the Digitcom,  Radian and T3 Communications acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships have estimated useful lives of 70 months and covenants not to compete have estimated useful lives of approximately 45 months. We will continue to evaluate the estimated useful lives on an ongoing basis.

7.	Accrued Liabilities

Accrued liabilities at September 30, 2009, and June 30, 2009, consist of the following:

	September 30,	June 30,
	2009	2009
Employee compensation	$1,655	$1,230
Construction costs	1,864	2,027
Other	940	428
	$4,459	$3,685

Accrued construction costs are reported net of amounts deferred in the calculation of percentage of completion for our construction projects. The amount of deferred expense included in accrued construction costs was $2.5 million and $1.3 million at September 30, 2009 and June 30, 2009, respectively.

8.	Income Taxes

We adopted Topic 740, ”Income Taxes” on July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently do not have any income tax returns which are under audit. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2006 and thereafter.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

We recorded income tax benefit of $0.3 million and expense of $0.3 million for the three months ended September 30, 2009 and 2008, respectively.  Included in the income tax expense for the first quarter of fiscal 2009 is approximately $0.2 million representing an adjustment to certain items previously considered deductible to our fiscal year end 2008 income tax expense. This amount was not material to either our income tax expense or net income for the fiscal year end 2008. This amount is reflected as a current tax expense for the three months ended September 30, 2008.

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

Along with the PNC Facility, BCI entered into a Revolving Credit Note (the “PNC Note”) with the Lenders, pursuant to which, BCI agreed to repay the Lenders the principal amount of $15.0 million or, if different from such amount, the unpaid balance of advances due and owing to PNC under the PNC Facility, plus interest on the principal amount from time to time outstanding until such principal amount is paid in full, at the applicable interest rates in accordance with the provisions of the PNC Facility.  The PNC Note is subject to mandatory prepayment upon default under the terms of the agreement and may be voluntarily prepaid, in whole or in part, on the terms and conditions set forth in the PNC Facility.  Upon the occurrence of an event of default due to bankruptcy or BCI’s inability to pay, the PNC Note shall immediately become due and payable, without notice.  Other uncured defaults under the PNC Facility or any related document shall give the Lenders the right to declare the PNC Note immediately due and payable, without notice, in accordance with the terms of the PNC Facility.  Notwithstanding the foregoing, all outstanding principal and interest are due and payable on April 17, 2011.  The balance outstanding at September 30, 2009 was $5.2 million and the amount additionally available on the line of credit was $6.8 million.

Under the PNC Facility, BCI must observe certain customary financial covenants, including maintaining a Fixed Charge Coverage Ratio (as that term is defined in the PNC Facility) for the quarter ended September 30, 2009 of not less than 1.00 to 1.00.  On November 11, 2009, we determined that we were no longer in compliance with the Fixed Charge Coverage Ratio covenant.  A violation of this financial covenant, unless waived by the Lenders, constitutes an event of default under the PNC Facility, giving the Lenders the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  While we have been told by the Lenders that they have no intention to terminate the PNC Facility or demand immediate repayment of the outstanding debt as a result of the aforementioned event of default, the Lenders have the right to do so.

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

10.           Stock-Based Compensation

Prior to September 22, 2009, we sponsored two stock option plans, the 1999 Omnibus Securities Plan (the “1999 Plan”) and the 2001 Equity Incentive Plan (the “2001 Plan”).  On September 22, 2009, the 1999 Plan expired pursuant to its terms.  On October 16, 2009, our Board of Directors approved the 2009 Omnibus Equity and Incentive Compensation Plan (the “2009 Plan”) to succeed  the 1999 Plan (together the “Plans”).  The 2009 Plan has been submitted to our stockholders for their approval at our Annual Stockholders Meeting on December 14, 2009.  We have elected to account for these plans under Topic 718.

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our Board of Directors. The options expire no later than ten years after the date the stock option is granted. The number of shares authorized for grants under the 2009 Plan is 10% of the total outstanding shares of common stock as determined by the Company to calculate fully diluted earnings per share for the fiscal year preceding the date of determination.  Under that formula, 2,651,573 shares of common stock are currently available for issuance under the 2009 Plan.  The maximum number of shares which can be issued under Incentive Stock Options granted under the 2009 Plan shall be 2,000,000.  The 2001 Plan provides for the grant of a maximum of 40,000 incentive stock options that expire no later than ten years after the date the stock option is granted.

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

Stock-based compensation expense of approximately $24 thousand and $37 thousand was recorded during the three months ended September 30, 2009, and 2008, respectively.  The fair value of each stock option grant is estimated on the grant date using the Black-Scholes Merton option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of approximately 68% and (derived from peer company implied estimated volatility); expected term of 6.25 years (based on our best estimate since we do not have adequate historical data); and risk-free interest rate between 2.43% and 2.66% based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

As of September 30, 2009, we have not granted any awards under the 2009 Plan. The following table summarizes share-based award activity under our stock option plans:

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at June 30, 2009	16,891	$1,387.50	2,168,382	$2.72	18,704	$6,786.00
Options granted at fair value			424,896	0.74
Options cancelled			(272,074)	4.93
Outstanding at September 30, 2009	16,891	$1,387.50	2,321,204	$2.10	18,704	$6,786.00
Exercisable at September 30, 2009	16,891	$1,387.50	1,120,216	$3.07	18,704	$6,786.00

Nonvested options activity:
	2001 Plan	1999 Plan
			Weighted	Weighted
			Average	Average
	Number of	Number of	Exercise	Fair
	Shares	Shares	Price	Value
Balance at June 30, 2009	-	1,026,931	$1.34	$0.85
Options granted at fair value		424,896	0.74	0.47
Options vested		(104,599)	0.76	0.48
Options cancelled		(146,239)	1.24	0.90
Outstanding at September 30, 2009	-	1,200,989	1.19	0.75

At September 30, 2009, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding are as follows:
				Options Outstanding and Exercisable
							Weighted
						Weighted	Average
				Number		Average	Remaining
				of		Exercise	Contractual
	Option Price Range			Shares	Exercisable	Price	Life
2001 Plan			$1,387.50	16,891	16,891	$1,387.50	1.28 Years
1999 Plan	$0.30	to	$0.81	1,048,496	722,324	$0.53	7.11 Years
	$1.01	to	$1.48	1,269,458	394,642	$1.32	8.45 Years
			$7.05	167	167	$7.05	4.79 Years
			$8.01	250	250	$8.01	4.41 Years
			$16.50	2,000	2,000	$16.50	1.18 Years
			$3,000.00	833	833	$3,000.00	1.18 Years
Non-Plan			$3,600.00	636	636	$3,600.00	0.44 Years
			$6,900.00	18,067	18,067	$6,900.00	0.51 Years

11.           Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement dated December 29, 2006 (the “Note Purchase Agreement”) between us and Sigma Opportunity Fund, LLC (“Sigma”), so long as Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. Mr. Waye was re-elected at the 2008 annual meeting with a term expiring at the 2011 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors. During the three months ended September 30, 2009 and 2008, we paid Mr. Waye $5 thousand and $0, respectively, for his service as a director pursuant to our standard non-employee director compensation program.

BERLINER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except for share and per share data)

12.           Legal Proceedings

We and our subsidiaries are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

13.           Segment Financial Data

We currently report our financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning.  The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in Topic 280 “Segment Reporting”. Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and amortization, and loss on sale of fixed assets.  We do not identify or allocate assets, including capital expenditures, by operating segment.  Accordingly, assets are not reported by segment because the information is not available and is not reviewed in the evaluation of segment performance or in making decisions in the allocation of resources.   Selected segment financial information for the three months ended September 30, 2009, and 2008, is presented below:

	Three Months Ended September 30,
	2009			2008
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$13,728	$3,987	$17,715	$11,716	1,370	$13,086
Cost of revenue	10,525	2,455	12,980	7,391	84	7,475
Gross margin	3,203	1,532	4,735	4,325	1,286	5,611
Selling, general and administrative expenses	3,962	1,166	5,128	4,721	472	5,193
Depreciation and amortization	309	-	309	272	31	303
Loss on sale of fixed assets	3	-	3	-	-	-
Operating income	$(1,071)	$366	$(705)	$(668)	$783	$115

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

 The important factors listed in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for our fiscal year ended June 30, 2009 (the “Annual Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements.  It is important to note that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report and our Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended September 30, 2009, and 2008, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) infrastructure construction and technical services, and (2) site acquisition and zoning to wireless communications carriers.

All amounts presented herein are expressed in thousands, except share and per-share data, unless otherwise specifically noted.

	Three Months Ended
	September 30,
	2009	2008
Statement of Operations Data:
Revenue	$17,715	$13,086
Gross margin	4,735	5,611
Operating income (loss)	(705)	115
Net income (loss)	(470)	86

Net income (loss) allocable to common shareholders per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of shares outstanding
Basic	26,516	26,263
Diluted	26,516	27,531

	September 30,	June 30,
	2009	2009
Balance Sheet Data:
Current assets	$30,161	$26,490
Total assets	37,959	34,557
Current liabilities	16,152	12,191
Long-term debt, net of debt discount and current portion	174	212
Shareholder's equity	21,534	22,049

Three months ended September 30, 2009, compared to three months ended September 30, 2008
(Amounts in Thousands Unless Otherwise Stated)

Revenue
	Three Months Ended
	September 30,
	2009	2008	Increase

Infrastructure construction and technical services	$13,728	$11,716	$2,012
Site acquisition and zoning	3,987	1,370	2,617
Total	$17,715	$13,086	$4,629

We had revenue of $17.7 million for the three months ended September 30, 2009, versus $13.1 million for the three months ended September 30, 2008.  This represents an increase of $4.6 million, or 35%. Revenue from infrastructure construction and technical services increased $2.0 million from $11.7 million, or 17% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Revenue from site acquisition and zoning increased $2.6 million, or 191%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. These increases primarily relate to the expansion of our work supporting the 4G WiMax build out across the country, as well as our work on a major airport in-building technical services project.

We recognize revenues from contracts using the percentage-of-completion method of accounting.

Cost of Revenue
	Three Months Ended
	September 30,
	2009	2008	Increase
Infrastructure construction and technical services	$10,525	$7,391	$3,134
Site acquisition and zoning	2,455	84	2,371
Total	$12,980	$7,475	$5,505

Our cost of revenue was $13.0 million and $7.5 million for the three months ended September 30, 2009 and 2008, respectively.  This represents an increase of $5.5 million, or 74%, during a period when sales increasead 35%. These amounts represent 73% and 57% of total revenue for the three months ended September 30, 2009 and 2008, respectively.

Cost of revenue for infrastructure construction and technical services increased $3.1 million from $7.4 million for the three months ended September 30, 2008 to $10.5 million for the three months ended September 30, 2009. This represents an increase of 42% during a period when revenue increased 17%.

Cost of revenue for site acquisition and zoning increased $2.4 million from $0.1 million for the three months ended September 30, 2008 to $2.5 million for the three months ended September 30, 2009.

Gross Profit
	Three Months Ended
	September 30,		Increase
	2009	2008	(Decrease)
Infrastructure construction and technical services	$3,203	$4,325	$(1,122)
Site acquisition and zoning	1,532	1,286	246
	$4,735	$5,611	$(876)

Our gross profit for the three months ended September 30, 2009, was $4.7 million as compared to $5.6 million for the three months ended September 30, 2008.  Our gross profit margin as a percentage of revenue was approximately 27% for the three months ended September 30, 2009, as compared to 43% for the three months ended September 30, 2008.  This decrease is further explained below.

Our gross profit is lower than it has been historically because, in light of the current telecommunications market and economic conditions generally, we have been required to bid our services more aggressively than we have in the past.  Competition has increased and many of our customers are exploring ways to reduce costs, which could impact pricing for some services.  In addition, we have been awarded a significant amount of work from OEMs and other project management companies that do work for the carriers, which is at a lower profit margin than the work we do for our carrier customers.  This has led to a decrease in our gross profit margin.  For the first quarter of fiscal 2009, our margins were higher than we typically see, primarily because of premature close-outs of certain jobs related to the transition of 4G WiMax work. Absent these job cancellations in the first quarter of fiscal 2009, our gross profit margin would have been approximately 32%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $5.1 million as compared to $5.2 million for the three months ended September 30, 2008. This represents an overall decrease of $0.1 million.

Depreciation and Amortization

Depreciation recorded on fixed assets totaled approximately $0.2 million for both of the three months ended September 30, 2009 and 2008, respectively. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.1 million in both of the three months ended September 30, 2009 and 2008, respectively.

Interest Expense

We recognized $0.1 million in interest expense during both of the three months ended September 30, 2009 and 2008, respectively.

Amortization of Deferred Financing Fees and Accretion of Debt Discount

We recognized $15 thousand in amortization of deferred financing fees during both of the three months ended September 30, 2009 and 2008, respectively.

Other Income

We recognized $23 thousand in other income during the three months ended September 30, 2009. During the three months ended September 30, 2008, we recognized $0.3 million in other income, which is the result of the settlement of a lawsuit which was filed on May 7, 2007 and settled on September 19, 2008 which resulted in (i) a payment from the defendant to us of $0.4 million in exchange for our agreement to release them from all claims, and (ii) a payment from the defendant of $0.2 million related to disputed invoices that had been reserved for, which were not related to the litigation. After payment of legal fees, the litigation settlement resulted in other income of $0.3 million for the first quarter of fiscal 2009.

Income Taxes

We recorded income tax benefit of $0.3 million and income tax expense of $0.3 million for the three months ended September 30, 2009 and 2008, respectively.  Included in the income tax expense for the first quarter of fiscal 2009 is approximately $0.2 million representing an adjustment to certain items previously considered deductible  to our fiscal year end 2008 income tax expense. This amount was not material to either our income tax expense or net income for the fiscal year end 2008. This amount is reflected as a current tax expense for the three months ended September 30, 2008.

At June 30, 2009, we had net operating loss carryforwards for federal and state income tax purposes of approximately $1.2 million expiring in 2026 and approximately $6.1 million expiring between 2012 and 2014, respectively, which may be applied against future taxable income. We can only utilize approximately $1.0 million per year of the federal carryforward due to limitations as a result of the Acquisition and Old Berliner reorganization.

At September 30, 2009, we had total income taxes receivable of $2.5 million, consisting of $2.2 million federal and $0.3 million state income taxes receivable which we expect to receive during the third quarter of fiscal 2010.

Liquidity and Capital Resources

At September 30, 2009, we had consolidated current assets of approximately $30.2 million, including cash and cash equivalents of approximately $2.2 million and net working capital of approximately $14.0 million.  Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common stock and borrowings under loan arrangements. The principal use of cash during the three months ended September 30, 2009 was to fund the increase in accounts receivable.

On April 17, 2008, we entered into a revolving line of credit with PNC Bank, National Association as lead lender, which provides for revolving loan advances from time to time in an amount up to the lesser of: (i) 85% of the value of certain of our receivables approved by the Lenders as collateral; or (ii)  $15.0 million.  Outstanding borrowings are secured by a blanket security interest in favor of the  Lenders that covers all of our receivables, equipment, general intangibles, inventory, investment property, certain real property, certain leasehold interests, all subsidiary stock, records and other property. The balance outstanding at September 30, 2009 was $5.2 million and the amount additionally available on the line of credit was $6.8 million.

Under the PNC Facility, BCI must observe certain customary financial covenants, including maintaining a Fixed Charge Coverage Ratio (as that term is defined in the PNC Facility) for the quarter ended September 30, 2009 of not less than 1.00 to 1.00.  On November 11, 2009, we determined that we were no longer in compliance with the Fixed Charge Coverage Ratio covenant.  A violation of this financial covenant, unless waived by the Lenders, constitutes an event of default under the PNC Facility, giving the Lenders the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  While we have been told by the Lenders that they have no intention to terminate the PNC Facility or demand immediate repayment of the outstanding debt as a result of the aforementioned event of default, the Lenders have the right to do so.

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

As of September 30, 2009, our backlog was approximately $32.5 million as compared to $24.8 million as of June 30, 2009.  We believe substantially all of our backlog at September 30, 2009 will be filled within the fiscal year ending June 30, 2010.

The net cash provided by (used in) operating, investing and financing activities for the three months ended September, 2009 and 2008, is summarized below:

	For the three months ended
	September 30,
	2009	2008
Net cash (used in) provided by operating activities	$(1,133)	$2,026
Net cash used in investing activities	(32)	(109)
Net cash (used in) provided by financing activities	1,983	(151)

Cash (used in) provided by operating activities.

Net cash used in operating activities in the three months ended September 30, 2009 was approximately $1.1 million and net cash provided by operating activities was $2.0 million in the three months ended September 30, 2008.   During the three months ended September 30, 2009, cash flow used in operating activities primarily resulted from our operating loss, net of non-cash charges, of approximately $0.4 million, which represents a decrease of $1.2 million from the three months ended September 30, 2008. This decrease was primarily caused by net loss of $0.5 million as compared to net income of $86 thousand, and increases in non-cash charges of $ 0.3 million in net deferred tax assets. We also realized an increase in accounts receivable of approximately $2.5 million due to increased revenue during the three months ended September 30, 2009. These were partly offset by increases in accounts payable of approximately $1.2 million and accrued liabilities of approximately $0.4 million. In the three months ended September 30, 2008, cash provided by operating activities primarily resulted from operating income, net of non-cash charges, of approximately $0.8 million, a decrease in accounts receivable of approximately $9.7 million, and decreases in accounts payable of approximately $1.7 million and accrued liabilities of approximately $5.1 million.

Cash used in investing activities.

Net cash used in investing activities was approximately $32 thousand and $0.1 million in the three months ended September 30, 2009 and 2008, respectively. During both of the three months ended September 30, 2009 and 2008, cash used in investing activities was primarily used for the purchase of fixed assets.

Cash (used in) provided by financing activities.

Net cash provided by financing activities was approximately $2.0 million in the three months ended September 30, 2009 as compared to cash used of $0.2 million in the three months ended September 30, 2008.  During the three months ended September 30, 2009, net cash provided by financing activities consisted primarily of drawing down the PNC line of credit by $2.2 million which was partly offset by the repayment of long-term debt of $0.2 million. During the three months ended September 30, 2008, net cash used in financing activities consisted primarily of repayment of long-term debt of $0.3 million.

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

For the three months ended September 30, 2009, we derived 35% of our total revenue from our two largest customers, and these customers represented 32% of our accounts receivable. Each of these customers represented in excess of 10% of our total net revenue. For the three months ended September 30, 2008, we derived 65% of our total revenue from our four largest customers, and these customers represented 62% of our accounts receivable.  Of those customers, two of them individually represented greater than 6% of net revenue, one of them represented 19% of our net revenue, and one of them represented 34% of our net revenue for the period.

As of and for the year ended June 30, 2009, we derived 43% of our total revenues from three customers, and those customers represented 28% of our accounts receivable.  During the year ended June 30, 2009, Metro PCS Inc. (and its subsidiaries) represented 19%, T-Mobile (and its subsidiaries) represented 13% and Clearwire US LLC represented 11% of our total revenue.

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

On November 11, 2009, we determined that we were no longer in compliance with the Fixed Charge Coverage Ratio covenant in our credit facility with PNC Bank (the "PNC Facility").  The Lenders under the PNC Facility now have the right to (i) accelerate all of BCI’s indebtedness and any interest accrued thereon under the PNC Facility, (ii) terminate the PNC Facility, (iii) refuse to make any additional advances under the PNC Facility, and (iv) exercise any and all other rights or remedies as provided for in the PNC Facility including, but not limited to, increasing the interest rate for revolving Domestic Loans (as defined in the PNC Facility) by two percent (2%) per annum.  While we do not expect the Lenders to immediately terminate the PNC Facility or demand immediate repayment of the outstanding debt and payment of accrued interest thereon, as a result of the aforementioned event of default, the Lenders have the right to do so.   PNC could then terminate our line of credit if we remain in default, and execute additional remedies pursuant to the terms of the PNC Facility, including demanding repayment of outstanding amounts due under the line at that time.  In this circumstance, if we do not have sufficient funds to make this payment, we could be forced into insolvency.  Even if we were to pay off the line, we might not be able to access the line of credit for additional funds going forward, and  this could severely impact our ability to grow our business and execute our business plan.

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

BERLINER COMMUNICATIONS, INC.

Date: November 16, 2009	By:	/s/ Richard B. Berliner
Richard B. Berliner
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)