Form 10-K
period 2009-12-31
BERLINER COMMUNICATIONS INC
filed 2010-03-31
CIK 826773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED _____________

☒          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD JULY 1, 2009 TO DECEMBER 31, 2009

Commission File Number 0-28579

BERLINER COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2233445
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1777 Sentry Parkway West, Blue Bell, PA 19422
(Address of Principal Executive Offices)

267-464-1700
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

Large accelerated filer ☐  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on  June 30, 2009 was approximately $4,913,547.

As of March 25, 2010, 70,523,230  shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

-i-

Note Regarding Forward-Looking Statements

“Forward-looking” statements appear throughout this Transition Report on form 10-K. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note that the occurrence of the events described in these statements and elsewhere in this Transition Report on Form 10-K, including, without limitation, those risks identified in Item 1A – Risk Factors set forth elsewhere in this Transition Report on Form 10-K, could have an adverse effect on the business, results of operations or financial condition of the Company.

Forward-looking statements in this Transition Report on Form 10-K include, without limitation, the following statements concerning:

•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues and/or earnings;
•	our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging technologies in our industries;
•	our ability to obtain additional financing;
•	our growth strategy;
•	trends in the satellite, cable and telecommunications industries;
•	key drivers of change in our business, as identified in “Item 1. Business,” in this Transition Report;
•	our competitive position and the competitive landscape; and
•	other statements that contain words like “believe”, “anticipate”, “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

•	risks related to a concentration in revenues from a small number of customers;
•	risks associated with competition in the satellite, cable and telecommunications industries;
•	risks that we will not be able to generate positive cash flow;
•	risks that we may not be able to obtain additional financing; and
•	risks that we will be unable to adequately staff our service offerings.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize or fail to materialize, or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Transition Report on Form 10-K. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Transition Report on Form 10-K. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Transition Report on Form 10-K.

ii

PART I

ITEM 1.	BUSINESS

General

We are a premier provider of permanently outsourced infrastructure services, including engineering, construction management and installation fulfillment services to companies in the wireless telecommunications, wireline telecommunications, broadband cable and satellite television industries.

History

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

The Merger

On January 27, 2010, Berliner, BCI East, Inc., a Delaware corporation and a wholly owned subsidiary of Berliner (“Merger Sub”), and Unitek Holdings, Inc., a Delaware corporation (“Unitek”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged (the “Merger”) with and into Unitek and Unitek became a wholly owned subsidiary of Berliner.  Berliner plans to file a charter amendment whereby Berliner will be known as UniTek Global Services, Inc. (“UNTK”).

From its inception in 2004 through the Merger, UniTek delivered an array of specialized services to its customers in the satellite, wireline communications, and broadband cable industries, including engineering and design, construction management, network repair and maintenance, comprehensive installation and fulfillment, material management and warehousing, and job tracking and closure services.

UNTK is now the public reporting entity.  Prior to the Merger, Berliner had a June 30 fiscal year end.  After the Merger, the fiscal year for Berliner, soon to be UNTK, was changed by the Board of Directors to end on December 31.  The financial presentation set forth in this Transition Report on Form 10-K relates to the historic financials of Berliner for the six-month period ending December 31, 2009.  We have added relevant information about UniTek and its various other subsidiaries where we have deemed it helpful or informative.  We intend to file a Form 8-K/A on or before April 12, 2010, which will present historical financial information for UniTek as well as pro forma financial information for the combined entity.

Unless the context otherwise requires, references below to “we”, “us”, “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI Communications, Inc. as these businesses existed during the six month period ended December 31, 2009.  The combined public company post-Merger will be referred to UNTK throughout this Transition Report on Form 10-K.

An Overview of Berliner’s Markets and Products

As of December 31, 2009, Berliner reported its financial results on the basis of two reportable segments: (1) infrastructure construction and technical services and (2) site acquisition and zoning. Berliner’s infrastructure construction and technical services segment consists of the following service lines: infrastructure equipment construction and installation, radio frequency and network design and engineering, radio transmission base station modification, in-building network design, engineering and construction, project management, and specialty communication services. Berliner’s site acquisition and zoning segment stands as a separate service line. Each of these lines, as well as the business of our site acquisition and zoning segment, is described below.

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

In-Building Network Design, Engineering and Construction. We offer complete in-building solutions that involve distributed antennae for wireless coverage in malls, shopping centers, casinos, office buildings and airports.

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

Site Acquisition and Zoning. We provide site acquisition services that generally involve acting as an intermediary between telecommunications companies and owners of real estate and other facilities. In order to build and expand their networks, such companies require locations that have direct access to highways and roads to mount their antennae and equipment. We generate fees by introducing telecommunications companies and real estate managers. We identify appropriate properties, negotiate the transactions and handle the administrative details. We also use our accumulated knowledge and relationships to assist in the planning and installation of the telecommunication facilities, and offer customers assistance in acquiring the necessary permits, entitlements and approvals that are required by various municipalities. We also prepare all zoning applications that may be needed, attend any necessary hearings and obtain any required land use permits to begin installation.

An Overview of UniTek’s Markets and Products

UNTK, a combination of UniTek and Berliner, is a premier provider of permanently outsourced infrastructure services to the satellite, cable, wired telecommunications and now, with the closing of the Merger, wireless telecommunications industries.  UNTK’s services include technical services, engineering, installation, construction and fulfillment.  UNTK’s fulfillment business includes two operating subsidiaries servicing the cable and satellite industries, respectively.  Its construction business includes two operating subsidiaries servicing the wireless and wired telecommunications industries.

The end markets served by UNTK today are characterized by attractive industry dynamics that provide what we believe to be compelling market opportunities for the Company.  The satellite television, wireline telecom, broadband cable and wireless industries are undergoing an unprecedented convergence as technological advances and deregulation have given the U.S. consumers more options in their selection of video, voice and data services.  This competition has resulted in increasing levels of capital spending to increase network bandwidth and facilitate the launch of additional advanced video, data and voice services.    For example, in 2008 approximately $20 billion was invested in U.S. wireless infrastructure, led by AT&T, Verizon Wireless and T-Mobile, and this investment is expected to increase over the next five years.   UNTK’s business strategy positions it at the center of these trends, and its technology agnostic approach enables it to benefit regardless of which technology prevails with consumers.

UniTek is a platform company whose operating model and core competencies allow for rapid and effective entrance, either organically or through acquisition, into new markets for infrastructure services.  Such target markets  include those in which service providers manage the recruitment, technical training, scheduling, service quality and safety of a high volume outsourced labor force.  Major service providers in UniTek’s markets (satellite television, wireline telecom and broadband cable) have permanently outsourced much of the build-out and maintenance of their networks.  Today, in order to remain competitive, these providers are under tremendous pressure to make significant capital investments to provide customers with the most advanced video, data and voice services, while (i) maintaining a focus on core competencies, and (ii) minimizing fixed cost structures to maximize flexibility.

Outsourced service providers, such as UniTek, compete primarily on customer satisfaction.  The companies that achieve the highest and most consistent customer satisfaction performance have been continually awarded additional business (including exclusive contracts for specific regional markets).  In UniTek’s existing markets, this has ultimately led to consolidation of weaker competitors.  Consequently, outsourced service providers with the scalable processes and operations to consistently deliver the highest level of performance, like UniTek, have a distinct competitive advantage over our competition.  The ability to scale is a significant barrier to entry for potential new competitors.  For example, UNTK manages a fleet of over 3,000 vehicles and a workforce of over 5,000 people in 111 offices in the U.S. and Canada.  We have developed a robust and technology-driven operating platform to manage these resources effectively, which we believe cannot be copied without a significant commitment of time and money, if at all.

Service Offerings

Historically, UniTek delivered an array of specialized services to its customers, including engineering and design, construction management, network repair and maintenance, comprehensive installation and fulfillment, material management and warehousing, and job tracking and closure services.  Importantly, a substantial portion of UniTek’s revenue is generated from services related to long-term master agreements.  These agreements are highly predictable, often provide exclusivity in a market, and the revenue we generate from them is recurring in nature.  We believe UniTek, and now UNTK, distinguishes itself from its competitors in the infrastructure services industry because of its ability to manage complex projects through effective deployment of human capital and technology.

Key service offerings include:

•
Installation and Fulfillment Services.  UniTek is a full service provider of residential and commercial installation services to the wireline, broadband cable and satellite television industries.  Since 2004, UniTek companies have completed approximately ten million residential work orders.

•
Engineering and Design Services.  UniTek provides turn-key engineering services to industries that require underground plant construction, aerial infrastructure and multi-dwelling content delivery.  UniTek has a team of  design, walk-out and CAD personnel operating in Texas, Florida, California and Pennsylvania.  UniTek’s team has designed over 250,000 miles of plant since 2004, and since inception has engineered approximately 3,000,000 and structurally wired over 500,000 multi-dwelling units (“MDUs”).

•
Broadband Network Construction.  UniTek is a full service provider to the cable and wireline telecom industries of project management and construction services, including systems engineering, aerial and underground construction and project management.  Since 2004, UniTek has installed over 3,200 miles of fiber optic cable plant throughout the U.S.

UniTek provides these services through distinct operating subsidiaries, allowing the company to be highly responsive to unique industry and customer needs.  Each subsidiary relies upon centralized shared services for basic business functions and general and administrative support, allowing field management to focus exclusively on customer service.  UniTek’s existing subsidiaries are outlined below. With the consummation of the Merger, UniTek and Berliner have combined, and now BCI Communications, Inc. serves as the wireless subsidiary, and it will fit seamlessly into the shared services model.

•
Telecom.  UniTek’s telecommunications subsidiary provides end-to-end services for fiber-to-the-premises (“FTTP”) networks including engineering, design, construction and project management services.  This division maintains 22 field offices primarily in California, Texas, Florida and the Mid-Atlantic and Northeast regions, and has a workforce of over 750 engineers and construction personal.  UniTek provides services to some of the largest telecommunications companies in the U.S., with specific focus on their fiber initiatives.  This subsidiary’s customers include Verizon, Comcast Cable, Cox Communications, AT&T and Florida Power & Light.  UniTek serves as a prime contractor to Verizon’s FTTP network construction project through a multi-year master service agreement.  This subsidiary also maintains plant maintenance contracts with its telecom customers.  We believe we are one of the few companies in the industry with the capability to manage a project from initial architecture through construction and installation to the end user.

•
Cable.  UniTek’s cable subsidiary provides engineering, design, field mapping, new plant construction, network maintenance and service, and installation and fulfillment services to cable multiple system operators.  This subsidiary maintains 27 field offices in the Southeast and Texas, California and Canada, and has a workforce of over 1,000.  Through this subsidiary, UniTek deploys over 1,000 technicians who provide a comprehensive suite of technical labor services.  Our fulfillment and installation resources cover all facets of cable services including video, high speed data and Voice over Internet Protocol, or VoIP.  This subsidiary’s customers include Comcast Cable, Cox Communications, Time Warner Cable, Charter Communications, and, in Canada, Rogers Cable, Cogeco Cable and other Canadian service providers.

•
Satellite.  UniTek’s satellite subsidiary provides installation, upgrades and other services to satellite television providers in certain operational territories, primarily in the Midwest and Northeastern United States. The subsidiary maintains 40 field offices, and two U.S. based call centers, and a workforce of over 3,000 people.  Through this subsidiary, UniTek provides regional fulfillment services to the country’s largest satellite television provider, DirecTV.  UniTek manages all operational activities in specific territories that include customer operations, warehousing, equipment installation, call center operations, new customer installations, upgrades, customer satisfaction compliance, and service and maintenance.  UniTek has worked with DirecTV since UniTek’s inception in 2004, and has market exclusivity in several key designated market areas.

Industry Background

Consistent with historical practices, wireless, wireline, cable and satellite television providers have continually outsourced a significant portion of their engineering, construction, and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, reduce exposure to unions, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to business success.

Wireline Telecommunications Industry

The telecommunications industry continues to undergo significant changes due to governmental deregulation, advances in broadband technology, and increased competition as telecom and cable industries converge.  Several of the largest telephone companies in the U.S. have begun fiber to the home (FTTH) and fiber to the node (FTTN) initiatives as a means to begin to actively compete with cable operators, operators’ “triple play” of bundled services (voice, internet and cable).  In addition, the rapid deployment of data services through DSL technology has begun to exhaust the capacity of existing networks.

Cable Industry

Cable broadband infrastructure provides the industry with a significant advantage in the intermediate term in its ability to bundle analog video service with expanded digital video services, two-way high speed internet access, and telephone services on a large-scale basis.  In 2009, there was approximately $14.4 billion in cable industry capital expenditures in the U.S., according to the National Cable & Telecommunications Association.  The introduction of the broadband “triple play”—bundled voice, video and data services—has been well received by consumers.

According to the National Cable & Telecommunications Association, the four largest U.S. cable companies, Comcast Corporation, Time Warner Cable, Cox Communications and Charter Communications, have approximately 46.8 million subscribers.  All of these cable companies are customers of ours.

Satellite Television Industry

Satellite digital television providers are engaged in acquiring, promoting, selling, and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.  The two largest providers of digital television entertainment in the U.S. today are DirecTV and EchoStar Communications.  According to public filings for these two companies, at the end of 2009, they had an aggregate of approximately 33 million subscribers to their direct broadcast satellite television services in the U.S.  Within the broader satellite television industry, the satellite broadband segment is experiencing significant growth.

Wireless Telecommunications Industry

Worldwide use of wireless telecommunications has grown rapidly, driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services.  According to the Cellular Telecommunications and Internet Association, or CTIA, there were approximately 276.6 million wireless subscribers in the United States as of June 2009, up from 194.4  million as of June 2005.  These subscribers used 2.3 trillion minutes, up from 1.3 trillion as of June 2005 and 195 billion as of June 2000.  This usage accounted for approximately $151.2 billion in wireless service revenue as of June 2009, up from $108.5 billion as of June 2005.  Also according to the CTIA, there were 245,912 cell sites in the U.S. in June 2009, up from 178,025 in 2005 and 95,733 in 2000.  Clearly the wireless industry continues to be in a strong growth mode, and we expect that to continue in 2010 and beyond.

Demand for wireless Internet access and other data services is accelerating the adoption of new technologies, such as those embodied in 3G and 4G, to enable wireless networks to deliver enhanced data capabilities. Examples of wireless data services include e-mail, messaging services, Wi-Fi, WiMax, music on-demand, mobile-banking, locations-based services and interactive games.  Text messaging alone has increased dramatically over the past several years, with 1.36 trillion text messages sent every year as of June 2009, up from 57.2 billion per year as of June 2005, according to CTIA. We believe that the industry’s commitment to adopt LTE or WiMax equipment, both of which will generate significant capital expenditures by the major carriers, will provide the potential for significant opportunities for us over the next several years.  Our company is a significant beneficiary of cell site modification work in the wireless business, particularly because we are technology neutral.  In other words, we can service our customers regardless of the technology they adopt.

Stimulus Funds

In February of 2009, the American Recovery and Reinvestment Act was passed.  This act provides for stimulus funds and other tax and related incentives that we believe will benefit our business.  Under the act, local governments and municipalities and others will receive funds for construction activities, many of which are directly related to our areas of experitise, such as engineering and constructing communications networks.  $7.2 billion of the funds to be issued under the act are to be used to build broadband facilities throughout the U.S.  We have already bid and won projects that will be funded under the act, and we believe this will be a growing area for our business in the near term.

Key Drivers of Change in the Wireless Business

The introduction of new services or technologies. The rapid introduction of new services or technologies in the wireless market and the need to reduce operating costs in many cases have resulted in wireless service providers and equipment vendors outsourcing an increasing portion of their network services development work to companies such as ours. For example, new technologies such as text messaging, Internet access and video streaming to cellular telephones have driven wireless carriers to continually expand and enhance their networks.  Such efforts involve providing both additional network capacity and expanded geographic coverage to address wireless customers’ expectation of network quality, speed and service. Therefore, wireless service providers have retained firms such as Berliner that have the technical expertise, experience and resources to assist with this network development and enhancement.

The increase in the number of wireless subscribers served by wireless providers. The number of wireless subscribers in the United States continues to increase rapidly.  This creates an increase in usage by those subscribers and a scarcity of wireless spectrum, which requires carriers to expand and optimize system coverage and capacity to maintain network quality.  The wireless carriers have engaged companies such as ours to increase the coverage and capacity of their networks.  The wireless system also must be continually updated and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources.  Berliner’s customers also need companies such as ours to supplement their internal resources to address these developments.

The increasing complexity of wireless systems in operation. As new technologies are developed, wireless service providers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies in order to maintain their market share. For example, overlaying new technologies, such as WiMax or 4G, with an existing network or deploying a new network requires wireless service providers to reengage in the strategic planning, design, deployment, expansion, operations and maintenance phases of a new cycle in the life of an existing or new network.  If the wireless carrier elects to upgrade an existing network, Berliner can provide the services necessary to implement such an upgrade.  If the carrier elects to deploy a new network, Berliner can also provide the services necessary to implement this new development.  For companies such as Berliner, the type of technology that its customers deploy or their decisions on whether to build new or upgrade existing networks is not critical. The driver for this business is the rapid growth of technology and increasing complexity of the networks that requires carriers to hire companies such as Berliner on an ongoing basis.

Continuing mergers, acquisitions and divestitures in the telecommunications sector. In light of recent consolidation in the telecommunications sector, wireless service providers are faced with issues regarding the integration of separate telecommunications networks. This may provide us with the opportunity to provide services relating to performing network compatibility testing and resolving integration issues. Berliner provides significant modification work to existing networks besides the construction of new wireless sites. In addition, when companies divest themselves of divisions or business units, this also provides opportunities and potential new customers for us. For example, in May 2008, our then-largest customer, Sprint Nextel, announced an agreement with Clearwire Corporation to form a new wireless communications company called Clearwire.  Clearwire is building the first nationwide mobile WiMAX network, which, according to Clearwire, will offer enhanced speed and access to the Internet, among other things, for Clearwire customers.  This type of transaction provides an excellent opportunity for us to participate in the build-out of the WiMAX networks by Clearwire, and Berliner has begun to do this work in various markets across the country.

The issuance of new or additional licenses to wireless service providers. The Federal Communications Commission (the “FCC”) has issued, and Berliner expects it will continue to issue, new licenses to wireless service providers that it believes will present new opportunities. For example, in the first few months of 2008, the FCC auctioned a significant number of licenses in the 700 MHz spectrum.  This introduction of new licenses allows new entrants into the industry who will need to develop new networks.  After receiving new or additional licenses necessary to build out their wireless systems, wireless service providers must make decisions about what type of technology and equipment will be used, where it will be deployed and how it will be configured. In addition, detailed site location designs must be prepared and radio frequency engineers must review interference to or from co-located antennae. Construction and equipment installation must then be performed and professional technicians must install and commission the new radio equipment, test and integrate it with existing networks and tune the components to optimize performance.  We believe Berliner is well positioned to service these needs.

The increase in spending to rebuild and improve other communications networks, such as Public Safety Networks.  There has been, and we believe there will continue to be, increased spending on rebuilding and improving other communications networks, including wireless and wired data, video and voice networks, particularly those dedicated to the expansion of broadband access to rural regions of the United States, public safety, and homeland security communications.  Berliner services this growing market, and it plans on developing further expertise and adding resources to this area, specifically through the growth of our Specialty Communications Services division.  The FCC has recently announced that in 2010 it will once again attempt to sell certain “D-Block” licenses to support public safety networks across the country.  Berliner believes the D-Block licenses will ultimately be purchased, additional networks will be developed to support these frequencies, and this will lead to additional opportunities for network development and installation companies such as ours.

Plan of Operation

UNTK’s  business plan is based upon executing to the highest performance standards for our customers, achieving end market diversification, customer diversification and continuing to grow and scale its business units.

•
Performance:  UNTK from its inception has continued to differentiate itself through performance.  UNTK deploys world class technology tools to create a competitive advantage.  For example, UniTek utilizes GPS, Intermec Hand Held Devices and other web based data collection and reporting tools, some of which are proprietary, to create a competitive advantage for the company.  By creating visibility into our performance through detailed real-time, daily and weekly monitoring, UNTK is able to deliver considerable value to our clients and their customers.  UNTK will continue to invest in technology tools to drive business, operational, financial reporting and real-time management objectives.

•
End Market Diversification:  UNTK is focused on growing its business by entering growth industries that can leverage our back office support and scalable business platform.  UNTK provides an array of specialized wireless services, engineering and design services, construction management services, broadband network  construction, repair and maintenance, and comprehensive residential and commercial installation and fulfillment services to its customers.  Our strategy includes growth within these four industries while we explore strategic opportunities in other near neighbor industries that can benefit from our demonstrated ability to scale, organically grow and manage business units in multiple industries leveraging our shared services platform.

•
Customer Diversification:   UNTK will continue to diversify its customer base and will continue to do this through organic business development efforts and strategic acquisitions.  From 2007 to 2010, UNTK has grown from 5 customers in two industries to over 100 customers in 4 industries.  Our primary customer base consists of blue-chip, fortune 100 companies in the media and telecommunications industry, including such customers as DirecTV, Comcast Cable, Verizon, Time Warner, Cox Communications, Charter Communications, Clearwire Communications, Sprint, T-Mobile and AT&T.  UNTK also serves significant Canadian customers, such as Rogers Cable and Cogeco Cable.

•
Focus on Profitability:  UNTK is committed to profitability at every level of our organization.  We intend to leverage our outstanding performance, commitment to technology and our shared service platform to grow our profitably.  Our shared services platform consists of all of our corporate resources at our headquarters in Blue Bell, PA.  All of our operating subsidiaries utilize the accounting, administrative, fleet management, insurance, safety, legal and other service organizations we call “Shared Services”.  By maintaining a central shared services function, we believe we can better manage our business, control costs, and better apply universal financial and operational controls and procedures.  This model also allows our operating personnel in the field to devote more time to customer service and business development, and less time to administrative functions.  We believe this model will allow us to improve profitability, while at the same time creates a platform to seamlessly integrate new acquisitions as we continue to grow our business.

Competition

The permanently outsourced specialized infrastructure services industry is characterized by a relatively large number of participants, including several large companies, as well as a number of small, privately held competitors.  There are meaningful barriers to scaling an outsourced specialty technical service provider, including management customer relationships, financial and working capital strength, and operational expertise to profitably run an operationally complex business.

UNTK competes with MasTec, Quanta Services, Dycom Industries, Inc. and Volt Telecom.   UNTK  distinguishes itself from these competitors by being large enough to provide the resources customers need on a nation-wide, self-performing basis, while still maintaining its ability to be responsive, on a local level, to customer specific tasks that arise during any given engagement for services.

Our wireless subsidiary competes with several companies, public and private, including WFI and Nsoro, LLC.   Our wireless subsidiary also competes at a local market level with a variety of smaller installation, construction and site acquisition companies, particularly on small projects that do not require the resources we bring to bear on larger scale or nation-wide projects.

Government Regulation

Although UNTK is not directly subject to any FCC or similar government regulations, the wireless networks that it designs, deploys and manages are subject to these requirements. Those requirements dictate that the networks meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases, accept interference from other services. Those networks are also subject to certain state and local government regulations and requirements.  Other FCC regulations could impact UNTK’s divisions by driving customers to pay for additional services to meet these requirements, which UNTK can provide.

Major Suppliers and Vendors

Historically, we have relied upon our own employees and subcontractors to perform services in order to fulfill our contractual obligations.   We are not reliant on any one supplier or vendor for materials or supplies and have not experienced any significant difficulty in obtaining adequate materials or supplies.

Major Customers

Berliner

As of and for the six months ended December 31, 2009, Berliner derived 53% of its total revenue from four customers, and those customers represented 51% of its accounts receivable. During the year ended December 31, 2009, Clearwire US LLC  represented 22%, T-Mobile (and its subsidiaries) and Ericsson, Inc. each represented 13% of its total revenue.

As of and for the year ended June 30, 2009, Berliner derived 43% of its total revenue from three customers, and those customers represented 28% of its accounts receivable. During the year ended June 30, 2009, Metro PCS, Inc. (and its subsidiaries) represented 19%, T-Mobile (and its subsidiaries) represented 13%, Clearwire represented 11% of its total revenue.

UniTek

As of and for the year ended December 31, 2009, UniTek derived 85% of its total revenue from three customers, and those customers represented 69% of its accounts receivable.  During the year ended December 31, 2009, UniTek’s top customer represented 64%, and its second largest customer represented 13% of its total revenue.

Safety and Insurance/Risk Management

UNTK takes safety seriously at every level of the organization, and it is an operational priority.  UNTK requires operational employees to participate in internal safety training, and, depending on their duties, external safety training as well.  Part of the evaluation process for employees and their managers includes a review of their safety records.  UNTK has a company-wide safety program that is led by its risk management group, which is designed to monitor and improve safety compliance.  UNTK’s risk management group meets weekly with the Chief Executive Officer of the Company, and includes a Director of Risk Management, Director of Safety, Fleet Manager, and other key employees.

Seasonality

Incidents of inclement weather, particularly in the winter months in the northern parts of the country, can hinder the ability of UNTK technicians and construction personal to complete certain outdoor activities, or travel to required locations, relating to the provision of certain of our services. Demand for many of UNTK’s services are typically higher in July through October, due primarily to pay television offerings and subscribers’ viewing habits and the acceleration of customers’ capital expenditures, with a corresponding decrease in activity during the first few months of the following calendar year, typically because customers are evaluating their plans for such capital expenditures for the coming year during that period.

Backlog

As of December 31, 2009, June 30, 2009 and 2008, Berliner’s backlog was approximately $28.1 million ($12.0 million in infrastructure construction and $16.1 million in site acquisition and zoning), $24.8 million ($6.5 million in infrastructure construction and technical services and $18.3 million in site acquisition and zoning) and $15.2 million ($11.1 million in infrastructure construction and technical services and $4.1 million in site acquisition and zoning), respectively. We believe substantially all of Berliner’s backlog at December 31, 2009 will be filled within the fiscal year ending December 31, 2010.

As of December 31, 2009, Berliner and UniTek had a pro forma combined backlog of $841 million extending over four years, 41% of which is expected to be completed in fiscal 2010.  Approximately 94% of our backlog at December 31, 2009 was comprised of services to be performed under existing master service agreements and long term contracts.  The balance of our work is to be completed on other service agreements.  See “Item 1A. Risk Factors - UNTK’s backlog is subject to reduction and potential cancellation.”

Employees

As of December 31, 2009, Berliner employed 513 full-time and 18 part-time employees.  We anticipate the need to increase our work force as additional contracts for projects are received. None of our employees are represented by labor unions.

As of December 31, 2009, Unitek employed in total 3,161 full-time and no part-time employees.

ITEM 1A.  RISK FACTORS

The following “risk factors” contain important information about UNTK and our business and should be read in their entirety.  Additional risks and uncertainties not known to us or that we now believe to be immaterial could also impair our business.  If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock, par value $0.00002 per share (“Common Stock”), could decline and you could lose all of your investment.  The following risk factors disclosure addresses the risks related to UniTek Global Services as a combined company after the Merger.  In this Section, the terms the “UNTK”, “Company,” “we”, “our” and “us” refer to UniTek Global Services.

Risks Related to Our Industry and Our Customers' Industry

Competition in the industries UNTK serves could reduce its market share and impact operating results.

UNTK serves markets that are highly competitive and fragmented and in which a large number of multinational companies compete for large, national projects, and an even greater number of small, local businesses compete for smaller, one-time projects.   Competition may place downward pressure on  contract prices and profit margins.  Intense competition is expected to continue in these markets and, if UNTK is unable to meet these competitive challenges, it could lose market share to its competitors and experience an overall reduction in its operating performance and financial results.

UNTK is vulnerable to the cyclical nature of the telecommunications industry and, specifically, the capital expenditures of the major telecommunications providers.

The demand for UNTK’s services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs.  The wireless telecommunications market, where Berliner principally competes, is particularly cyclical in nature and vulnerable to downturns in the telecommunications industry.  During times of economic slowdown, some of UNTK’s customers reduce their capital expenditures.  Further, customers, primarily in our wired and wireless communications subsidiaries, sometimes defer or cancel pending projects.  As a result, demand for our services may decline during periods of economic downturns and could adversely affect our operations and financial performance.

Risks Related to Our Business

UNTK generates a substantial portion of our revenue from a limited number of customers and, if our relationships with such customers were harmed, the business would suffer.

As of and for the year ended December 31, 2009, UniTek derived 85% of our total revenue from 3 customers and those customers represented 69% of its accounts receivable.

As of and for the six months ended December 31, 2009, Berliner derived 53% of its total revenue from four customers and those customers represented 51% of its accounts receivable. During the six months ended December 31, 2009, Clearwire represented 22%, T-Mobile (and its subsidiaries) and Ericsson, Inc. each represented 13% of Berliner’s revenue.

UNTK believes that a limited number of clients will continue to be the source of a substantial portion of its revenue for the foreseeable future.  A key factor in maintaining relationships with such customers is performance on individual contracts and the strength of our professional reputation.  To the extent that UNTK’s performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired due to another reason, a significant decrease in our revenue may result. This would negatively impact UNTK’s ability to generate income.  In addition, key customers, due to increased difficulty in the credit markets as a result of the recent economic crisis or other reasons, could slow or stop spending on initiatives related to projects UNTK is performing for them.  This may materially impair our operating results.

UNTK maintains a workforce based upon current and anticipated workloads.  If it does not receive future contract awards or if these awards are delayed, it may incur significant costs in meeting workforce demands.

UNTK’s estimates of future performance depend on, among other matters, whether and when it will receive certain new contract awards.  While its estimates are based upon good faith judgment, they can be unreliable and may frequently change based on newly available information.  In the case of  larger projects, where timing is often uncertain, it is particularly difficult to project whether and when UNTK will receive a contract award.  The uncertainty of contract award timing can present difficulties in matching workforce size with contractual needs.  If an expected contract award is delayed or not received, UNTK could incur significant costs resulting from reductions in staff or redundancy of facilities.  This may negatively impact our operating performance and financial results.

UNTK recognizes revenue for fixed price construction contracts using the percentage-of-completion method, therefore, variations of actual results from its assumptions may reduce its profitability.

UNTK recognizes revenue and profit on our construction contracts as the work progresses using the percentage-of-completion method of accounting.  Under this method of accounting, contracts in progress are valued at cost plus accrued profits less earned revenue and progress payments on uncompleted projects.  This method relies on estimates of total expected contract revenue and costs.

Contract revenue and total cost estimates are reviewed and revised monthly by management as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of revision.  Adjustments are reflected for the fiscal period affected by such revisions.  If estimates of costs to complete long-term projects indicate a loss, we immediately recognize the full amount of the estimated loss.  Such adjustments and accrued losses may negatively impact UNTK’s operating results.

UNTK may require additional capital to fund its operations and obligations.

As of December 31, 2009, UNTK, on a pro forma basis, had cash and cash equivalents of $3.8 million.  UNTK may need to raise additional funds to continue to fund its business’ operations and obligations in 2010 and beyond as well as to fund potential acquisitions.  Our capital requirements will depend on several factors, including:

•	expenditures and investments to implement our business strategy;
•	our ability to enter into new agreements with customers or to extend the terms of our existing agreements with customers, and the terms of such agreements;
•	the success rate of our sales efforts;
•	our ability to successfully commercialize our products and services and the demand for such products and services;
•	costs of recruiting and retaining qualified personnel; and
•	the identification and successful completion of acquisitions.

UNTK may seek additional funds through public and private securities offerings and/or borrowings under lines of credit or other sources.  Its inability to raise adequate funds to support the growth of its business would materially adversely affect its business.  If UNTK cannot raise additional capital, it may have to implement one or more of the following remedies:

•	reduce capital expenditures;
•	reduce our workforce;
•	forgo the pursuit of acquisitions; and/or
•	curtail or cease operations.

We do not know whether additional financing will be available on commercially acceptable terms when needed, if at all.  If adequate funds are not available or are not available on commercially acceptable terms, UNTK’s ability to fund our operations or otherwise respond to competitive pressures could be significantly delayed or limited.

If UNTK raises additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of its existing shareholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our Common Stock. If UNTK raises additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

If UNTK experiences material delays and/ or defaults in customer payments, it may be unable to cover all expenditures related to such customer’s projects.

Because of the nature of some of our contracts, UNTK commits resources to projects prior to receiving payments from its customers in amounts sufficient to cover expenditures as they are incurred.  Delays in customer payments may require it to make a working capital investment or obtain advances from its line of credit, which may be adversely affected by the current turmoil in the credit markets.  If a customer defaults in making its payments on a project or projects to which UNTK has devoted significant resources, it could have a material negative effect on its results of operations and negatively impact the financial covenants with its lenders.

The nature of UNTK’s construction businesses exposes us to potential liability claims and contract disputes that may negatively affect its results of operations.

UNTK engages in construction activities in its BCI Communications and Advanced Communications subsidiaries, including engineering and oversight of engineering firms.  Design, construction or systems failures can result in substantial injury or damage to third parties.  Any liability in excess of insurance limits at locations constructed by us could result in significant liability claims against us, which claims may negatively affect our results of operations.  In addition, if there is a customer dispute regarding performance of project services, the customer may decide to delay or withhold payment to us.  If UNTK is ultimately unable to collect on these payments, its results of operations would be negatively impacted.

UNTK may experience significant fluctuations in our quarterly results relating to its ability to generate additional revenue, manage expenditures and other factors, some of which are outside of its control.

UNTK’s quarterly operating results have varied considerably in the past, and may continue to do so, due to a number of factors.  Many of these factors are outside of its control and include, without limitation, the following:

•	financing requested by and provided to customers and potential customers;
•	the commencement, progress, completion or termination of contracts during any particular quarter; and
•	satellite, cable and telecommunications market conditions and economic conditions generally.

Due to these factors and others, our results for a particular quarter, and therefore, our combined results for the affected year, may not meet the expectations of investors, which could cause the price of our Common Stock to decline significantly.

UNTK’s backlog is subject to reduction and potential cancellation.

UNTK’s backlog consists of uncompleted portions of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term contracts.  Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and our experience in procurements of this type.  In many instances, our customers are not contractually committed to procure specific volumes of services under a contract.  UNTK estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the current economic conditions.  If UNTK’s estimated backlog is significantly inaccurate, this could adversely affect its financial results and the price of its common stock.

If UNTK is unable to successfully integrate recent acquisitions, this could result in a reduction of its operating results, cash flows and liquidity.

UNTK has made, and in the future may continue to make, strategic acquisitions such as the recent combination of UniTek and Berliner.  Acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage additional businesses or successfully integrate acquired business operations and financial reporting and accounting control systems into our business;
•	increased indebtedness and contingent purchase price obligations associated with an acquisition;
•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;
•	the availability of funding sufficient to meet increased capital needs; and
•	diversion of management’s attention.

Failure to successfully manage the operational challenges and risks associated with, or resulting from acquisitions could adversely affect UNTK’s results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.

UNTK may incur goodwill and other intangible impairment charges which could reduce its profitability.

In accordance with the Financial Accounting Standards Board Accounting Standards of Codification Topic 350 “Intangibles – Goodwill and Other”, UNTK reviews the carrying values of our goodwill and indefinite lived intangible assets at least annually.  UNTK determines the fair value of businesses acquired (reporting units) and compare it to the carrying value, including goodwill, of such businesses.  If the carrying value exceeds its fair value, the goodwill of the unit may be impaired.  The amount, if any, of the impairment is then measured, based on the excess, if any, of the reporting unit’s carrying value of goodwill over its implied value.  Accordingly, an impairment charge would be recognized for the period identified which would reduce its profitability.

UNTK has a substantial amount of debt and a default on its debt obligations could have a material, adverse effect on its business.

On September 27, 2007, Unitek Acquisition, Inc., a Delaware corporation (“Unitek Acquisition”), now an indirect wholly-owned subsidiary of Berliner, entered into (1) a $117.5 million First Lien Credit Agreement (as amended, restated, modified or otherwise supplemented, the “First Lien Credit Agreement”), by and among Unitek Acquisition, Unitek Midco, Inc., a Delaware corporation (“Unitek Midco”), certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner and (2) a $25 million Second Lien Term Loan Agreement (as amended, restated, modified or otherwise supplemented, the “Second Lien Credit Agreement”), by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner.

Unitek Holdings, Inc., a Delaware corporation, (“Holdings”) entered into a Loan Authorization Agreement dated as of September 25, 2007 (as amended, restated, modified or otherwise supplemented, the “Loan Authorization Agreement”) among Holdings and BMO Capital Markets Financing, Inc (the “BMO”). The Loan Authorization Agreement established a $35 million revolving credit facility (the “Revolving Facility”) and is evidenced by a demand note.  The Revolving Facility is payable and matures on demand of the lender.  The lender has the right to terminate the Revolving Facility at any time upon demand. The obligations under the Loan Authorization Agreement are guaranteed severally, but not jointly, by Sector Performance Fund, LP and SPF SBS LP, who are affiliates of HM Capital Partners LLC.

As of December 31, 2009, UniTek had approximately $160 million outstanding under these existing credit facilities, which are described in more detail in the Liquidity Section of “Item 7: Managements’ Discussion and Analysis of Financial Condition and Results of Operations.”  These facilities are secured by a blanket security interest that covers substantially all of our assets.  An event of default with respect to these facilities could result in, among other things, the acceleration and demand for payment of all principal and interest due and the foreclosure on the collateral.  In addition, the First Lien Credit Agreement contains certain financial covenants, including, among other things, a maximum total leverage ratio, a maximum first lien leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and minimum liquidity requirements.  The Second Lien Credit Agreement also contains total leverage ratio, maximum fixed charge coverage ratio and minimum interest coverage ratio covenants.

UNTK may be forced to refinance or obtain extensions of the maturities of all or some of such debt on terms that significantly restrict its ability to operate, including terms that place limitations on its ability to incur other indebtedness, to pay dividends, to use its assets as collateral for other financings, to sell assets or to make acquisitions or enter into other transactions.  Such restrictions may adversely affect its ability to finance future operations or to engage in other business activities.  If UNTK finances the repayment of its outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.  In the event of foreclosure, the sale of its collateral would result in a substantial disruption, or total cessation, in its ability to operate its business.

Historically, UniTek did not always achieve positive net income, and may not in the future.

UniTek has not achieved positive net income historically, and may not in future periods.  To the extent that revenue declines or does not grow at anticipated rates, or UNTK does not operate its business profitably, or other factors discussed elsewhere in these Risk Factors occur, our net income could be negatively impacted.  In addition, we may not be able to take advantage of anticipated synergies associated with the Merger. Further, if increases in operating expenses are not subsequently followed by commensurate increases in revenue or we are unable to adjust operating expense levels accordingly, we may never sustain positive operating cash flow or generate net income.

Legal proceedings and other claims could reduce UNTK’s profitability, cash flows and liquidity.

UNTK is subject to various claims, lawsuits and proceedings which arise in the ordinary course of business.  These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, wage and hour disputes, breach of contract, property damage, consequential and punitive damages, civil penalties, or injunctive or declaratory relief.  In addition, UNTK generally indemnifies its customers for claims related to the services it provides. Claimants may seek large damage awards.  Defending these claims can involve significant legal costs.  When appropriate, UNTK establishes reserves against litigation and claims that it believes to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments.  If reserves are inadequate, insurance coverage proves to be inadequate or unavailable, or there is an increase in liabilities for which UNTK self-insure, it could experience a reduction in our profitability and liquidity.  An adverse determination on any such claim or lawsuit could have a material adverse effect on UNTK’s business, financial condition and results of operations.  Separately, claims and lawsuits alleging wrongdoing or negligence by UNTK may harm its reputation or divert management resources away from operating its business.

UNTK is self-insured against many potential liabilities, which exposes it to a substantial portion of the costs of claims and lawsuits.

Although UNTK maintains insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, those policies are subject to high deductibles.  Because most claims against UNTK do not exceed the deductibles under its insurance policies, it is effectively self-insured for substantially all claims.  UNTK determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in its balance sheet as other current and non-current liabilities.  The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, including the severity of an injury or legitimacy of a claim and the determination of our liability in proportion to other parties.  If UNTK’s insurance claims increase or costs exceed its estimates of insurance liabilities, it may experience a decline in operating results and liquidity.

Increases in UNTK’s insurance premiums or collateral requirements could significantly reduce its profitability, liquidity and availability under its credit facility.

Because of factors such as increases in claims, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue to provide UNTK with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. An increase in premiums or collateral requirements could significantly reduce UNTK’s profitability and liquidity as well as reduce availability under its revolving credit facility.

UNTK’s operating results can be negatively affected by weather conditions.

UNTK performs most of its services outdoors.  Adverse weather conditions may affect productivity in performing services or may temporarily prevent UNTK from performing services for its customers.  The affect of weather delays on projects that are under fixed price arrangements may be greater if UNTK is unable to adjust the project schedule for such delays.  A reduction in  productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects.

UNTK bears the risk of cost overruns in some of its contracts.

UNTK conducts its business under varying contractual arrangements, some of which are long-term, and generate recurring revenue at agreed upon pricing.  Certain of its contracts have prices that are established, in part, on cost and scheduling estimates which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, prices of equipment and materials, and other variables.  These assumptions are made more difficult to ascertain by the current uncertainty in the capital markets and the wide fluctuation in prices for equipment, fuel and other costs associated with our services.  If cost assumptions prove inaccurate or circumstances change, cost overruns may occur and, as a result, we may experience reduced profits or, in some cases, a loss for those projects affected.

Rising fuel costs could impact UNTK’s operating margins.

UNTK cannot predict the price of the fuel needed to operate our fleet.  Price fluctuations are common, and are outside of our control.  These fluctuations are based on, among other things, political developments, supply and demand, and actions by oil and gas producers.  Violence and political instability in oil producing countries can also impact prices.  UNTK will not be able to adjust our pricing under most of our contracts to account for fuel costs increases.  Therefore, any increase in fuel costs could materially reduce our profitability and liquidity.

The loss of certain key managers could adversely affect our business.

We depend on the services of our executive officers and the senior management of our subsidiaries.  Our management team has many years of experience in our industry; the loss of any of them could negatively affect our ability to execute our business strategy.  Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any key management personnel will remain employed by us. The loss of key management could adversely affect the management of our operations.

Risks Related to Our Company and Our Common Stock

Berliner’s historic stock price has been volatile and purchasers of our common stock could incur substantial losses.

Historically, Berliner’s stock price has been volatile.  The stock market in general, particularly recently, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, investors may not be able to sell their Common Stock at or above their respective purchase prices.  The market price for Berliner’s common stock, now UNTK common stock, may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’ perceptions of us, the number of our shares available in the market, future sales of our common stock and securities convertible into our common stock, and general economic, industry and market conditions.

There is a lack of a public market for UNTK’s shares, which limits our stockholders’ ability to sell their shares.

There is currently a limited public market for UNTK common shares, and a more active market for our common stock may never develop.  Consequently, investors may not be able to liquidate their shares at a suitable price, or at all.

A small number of existing stockholders have the ability to influence major corporate decisions.

HM Capital Partners, LLC and its affiliates beneficially owned approximately 77% of the outstanding shares of our Common Stock as of March 25, 2010. Accordingly, they are in a position to influence:

•	the vote of most matters submitted to UNTK’s stockholders, including any merger, consolidation or sale of all or substantially all of its assets;
•	the nomination of individuals to its Board of Directors; and
•	a change in its control.

These factors may discourage, delay or prevent a takeover attempt that other stockholders might consider in their best interest.

ITEM 2.	PROPERTIES

As of December 31, 2009, BCI had one material lease agreement for its headquarters at 18-01 Pollitt Dr., Fair Lawn, New Jersey.  This location has 76,790 square feet of office and warehouse space.  We lease other smaller locations throughout the United States.  We own 0.9 acres of property, including office and warehouse space, in Arlington, Texas.

We believe that our properties are adequate to meet our current needs and that additional facilities, if needed, are available to meet our expansion needs in existing and projected markets.

ITEM 3.	LEGAL PROCEEDINGS

UNTK is subject to various litigation claims that occur in the ordinary course of business, which UNTK believes, even if decided adversely to it, would not have a material adverse effect on its business, financial condition and results of operations.  As a result of the Merger, Berliner is reporting the below, legacy UniTek litigation matters that were already in process when the Merger closed on January 27, 2010.

Gerald Farmer, et al. v. DirectSat USA, LLC

On June 11, 2008, three named plaintiffs, who were formerly employed as technicians by DirectSat USA, LLC, a UniTek subsidiary, filed a claim in the United States District Court for the Northern District of Illinois, alleging violations of the Illinois Wage and Hour Laws and the Fair Labor Standards Act (“FLSA”). These allegations related to the payment of overtime. The plaintiffs have sought and have been granted class certification for the state law claims.  They are demanding $7.4 million in damages related to these claims.  We do not believe these claims have merit, and we believe the damages claim is grossly above any potential exposure we may face in this case.

On February 9, 2010, plaintiffs’ counsel filed a companion case, Lashon Jacks  v. DirectSat et al., in the Cook County, Illinois Circuit Court, seeking to expand the class in the Farmer case to include all technicians in Illinois that worked with DirectSat after June 10, 2008.  No additional damages claims have been made, and we intend to defend this case, along with the Farmer case, vigorously.

Monroe et al. v. FTS USA, LLC and UniTek USA, LLC

On February 15, 2008, plaintiffs, former employees of  FTS USA, a UniTek subsidiary, filed a class action in the United States District Court for the Western District of Tennessee, alleging violations of the FLSA related to overtime payments.  Conditional class certification was granted, and plaintiffs have made a claim for damages of $3.2 million.  We do not believe these claims have merit, and we believe the damages claim is grossly above any potential exposure we may face in this case.  We intend to defend the case vigorously.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the National Association of Securities Dealers-Over the Counter Bulletin Board (“OTCBB”).  On September 16, 2005, our trading symbol was changed to “BERL.OB” to reflect, in part, our name change at that time.  Prior to that date, our stock was traded under the symbol “NVNW.OB.”

The following table sets forth the high and low bid prices of our Common Stock on the applicable market for the quarterly periods indicated.  Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	Low	High
December 31, 2009	$0.60	$0.80
September 30, 2009	0.52	0.75
June 30, 2009	0.52	1.00
March 31, 2009	0.55	1.31
December 31, 2008	0.65	1.85
September 30, 2008	1.01	1.65
June 30, 2008	1.02	1.65
March 31, 2008	1.10	2.10
December 31, 2007	1.02	1.20
September 30, 2007	1.01	1.20

Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.

As of December 31, 2009, there were 208 holders of record of our Common Stock.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2009, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

				Number of securities
	(A)			remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities reflected
	warrants and rights		warrants and rights	in column (A)
Equity compensation on plans approved by security holders	2,332,212	(a)	$11.06	2,000,000

Equity compensation on plans not approved by security holders	18,704	(b)	$6,786.00	None
	2,350,916		$64.97	2,000,000

(a)
Represents options granted under our 1999 Omnibus Securities Plan, our 2001 Equity Incentive Plan and our 2009 Omnibus Equity and Incentive Compensation Plan, each of which was approved by our stockholders (the “Option Plans”).

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

This discussion should be read together with our consolidated financial statements and their notes included elsewhere in this Transition Report of Form 10-K. See “Forward-Looking Statements” and Item 1A – Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.  Unless the context otherwise requires, references to “we,” “us,” “our” and “the Company” refer to Berliner and its consolidated subsidiary BCI as these businesses existed during the six month period ended December 31, 2009.

Business

Berliner is a leading contractor to the wireless communications industry, providing a wide range of services primarily to wireless and traditional telecommunications carriers. Berliner’s core activities include communications infrastructure equipment construction and installation; site acquisition and zoning to support communication network build-outs; radio frequency and network design and engineering; radio transmission base station installation and modification; and in-building network design, engineering and construction. Berliner also provides specialty communication services, configured solutions, staffing services and power system solutions. It provides some or all of these services to our customers, most of which are companies in the wireless telecommunications and/or data transmission industries, as well as to utility companies and government agencies and municipalities. Berliner’s customers rely on it to assist them in planning, site location and leasing. For a more complete discussion of the business, see Item 1 of this Transition Report on Form 10-K entitled “Business”.

On February 28, 2007, Berliner entered into an Asset Purchase Agreement with Digital Communication Services, Inc. and its affiliates for the purchase of certain of its assets in Arlington, Texas. This acquisition expanded and strengthened Berliner’s presence in Texas and the Midwest region. On April 16, 2007, Berliner entered into an Asset Purchase Agreement with Radian Communication Services, Inc. (“Radian”) to purchase certain of the U.S. assets and operations of Radian and assume certain liabilities of Radian.  This acquisition expanded Berliner’s presence in Los Angeles, California, Las Vegas, Nevada, and Seattle, Washington, and added offices in Salem, Oregon and Tempe, Arizona.  These acquisitions have allowed Berliner to become a nation-wide service provider for its customers, the most significant of which have nationwide operations that require the types of services Berliner provides.  These acquisitions have also expanded our customer bases.

On January 27, 2010, Berliner and Unitek entered into the Merger Agreement, which consummated the Merger.  The below discussion relates only to the performance of Berliner and its consolidated subsidiaries for the period presented, and does not include a discussion of UniTek or the post-merger combination of Berliner and UniTek. As a result of the Merger, the Company’s results for the six-month period ending December 31, 2009 are not indicative of the results to be expected for any future periods.

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

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008 (Unaudited)
(amounts in thousands unless otherwise stated)

All amounts and references to the six months ended December 31, 2008 are unaudited.

Revenue
	Six Months Ended
	December 31,
	2009	2008	Increase
Infrastructure construction and technical services	$34,053	$24,751	$9,302
Site acquisition and zoning	8,832	2,870	5,962
Total	$42,885	$27,621	$15,264

We had revenue of $42.9 million for the six months ended December 31, 2009, versus $27.6 million for the six months ended December 31, 2008.  This represents an increase of $15.3 million, or 55%. Revenue from infrastructure construction and technical services increased $9.3 million from $24.8 million, or 38% for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Revenue from site acquisition and zoning increased $6.0 million from $2.9 million, or 208%, for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.

Of the $9.3 million increase for infrastructure construction and technical services, $4.1 million represents revenue from new customers or markets, and most of the remaining increase represents increased services provided to existing customers.

Of the $6.0 million increase in site acquisition and zoning, $2.7 million represents revenue from customers in markets where we had not previously recognized revenue, and most of the remaining increase represents services provided to our largest customer, Clearwire.

We recognize revenues based on the percentage-of-completion method of accounting.

Cost of Revenue

	Six Months Ended
	December 31,
	2009	2008	Increase
Infrastructure construction and technical services	$25,534	$17,529	$8,005
Site acquisition and zoning	6,376	844	5,532
Total	$31,910	$18,373	$13,537

Our cost of revenue was $31.9 million and $18.4 million for the six months ended December 31, 2009 and 2008, respectively.  This represents an increase of $13.5 million, or 74%, during a period when revenue increased 55%. These amounts represent 74% and 67% of total revenue for the six months ended December 31, 2009 and 2008, respectively.

Cost of revenue for infrastructure construction and technical services increased $8.0 million from $17.5 million for the six months ended December 31, 2008 to $25.5 million for the six months ended December 31, 2009. This represents an increase of 46% during a period when corresponding revenue increased 38%.

Cost of revenue for site acquisition and zoning increased $5.5 million from $0.8 million for the six months ended December 31, 2008 to $6.4 million for the six months ended December 31, 2009. This represents an increase of 655% during a period when corresponding revenue increased 208%.  For a more complete description of the drivers for the decrease in gross profit during the six months ended December 31, 2009, please see below under the caption “Gross Profit”.

Gross Profit
	Six Months Ended
	December 31,
	2009	2008	Increase
Infrastructure construction and technical services	$8,519	$7,222	$1,297
Site acquisition and zoning	2,456	2,026	430
Total	$10,975	$9,248	$1,727

Our gross margin for the six months ended December 31, 2009 increased 19% to $11.0 million as compared to $9.2 million for the six months ended December 31, 2008.  Our gross margin as a percentage of revenue was approximately 26% for the six months ended December 31, 2009, as compared to 33% for the six months ended December 31, 2008.

The most significant component of the increase in cost of revenues in both of our segments was the fact that in the six months ended December 31, 2008, our then largest customer was in the process of cancelling purchase orders for work previously awarded to us and asking us to delay the completion of other purchase orders. These cancellations and delays were related to this customer’s sale of its new generation technology to another company. This led to an unusual increase in our gross margins during that period. In addition, we have decided to bid our services more aggressively than in the past. Competition has increased and many of our customers are exploring ways to reduce costs, which has impacted pricing for some services. In addition, we have been awarded a significant amount of work from OEMs and other project management companies that do work for the carriers, which is at a lower profit margin than the work we do directly for our carrier customers. This has contributed to a decrease in our gross profit margins during the six months ended December 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2009 were $12.0 million as compared to $10.6 million for the six months ended December 31, 2008. This represents an overall increase of $1.4 million, or 13%, which consists primarily of increases in expenses related to the Merger of $0.8 million, rent and other occupancy costs of $0.4 million and payroll related expenses of $0.3 million.

Depreciation and Amortization

Depreciation recorded on fixed assets during the six months ended December 31, 2009 totaled approximately $0.5 million as compared to $0.5 million for the six months ended December 31, 2008. Amortization of intangible assets acquired as a result of the Digitcom and Radian acquisitions resulted in amortization expense of approximately $0.1 million and $0.2 million in the six months ended December 31, 2009 and 2008, respectively.

Interest Expense

We recognized $0.2 million in interest expense during the six months ended December 31, 2009 as compared to $0.1 million during the six months ended December 31, 2008.  This 85% increase was primarily caused by the increased usage of our line of credit with PNC.

Amortization of Deferred Financing Fees

We recognized $30 thousand in amortization of deferred financing fees during each of the six months ended December 31, 2009 and 2008, respectively.

Income Taxes

We recorded an income tax expense of $3.6 million and an income tax benefit of $0.5 million for the six months ended December 31, 2009 and 2008, respectively. The effective income tax rate for the six months  ended December 31, 2008 was 30%.  Included in the income tax expense for the six months ended December 31, 2009 is approximately $4.0 million representing the provision of a valuation allowance against all of our net deferred tax assets (except for goodwill amortization).

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

These decreases in revenue are related to several factors:

•
Our largest customer during fiscal 2008, Sprint Nextel, cancelled purchase orders beginning in the three month period ended June 30, 2008 for work previously awarded to us, and asked us to delay the completion of other purchase orders.  These cancellations and delays were related to Sprint’s sale of its 4G, WiMax networks business to Clearwire Communications (“Clearwire”), and were unrelated to our performance on these projects. This significantly impacted our financial results throughout fiscal 2009 as Sprint Nextel was previously our largest customer.  We continue to actively replace this work, and have received a significant number of purchase orders related to the continuation of this 4G network, primarily in the site acquisition and zoning segment of our business as this needs to be completed prior to the beginning of construction work.  As of December 31, 2009, our backlog was approximately $28.1 million as compared to $15.2 million as of June 30, 2008 and $24.8 million as of June 30, 2009.  We believe substantially all of our backlog at December 31, 2009 will be filled before the end of our fiscal year ending December 31, 2010.  We continue to win more work, including construction, to support the 4G network build-out.

•
The period ended June 30, 2009 was a period of transition for us.  In the year ended June 30, 2008, almost 80% of our business was from one customer.  We made a significant effort to diversify our customer base to remove the risks associated with reliance on one customer.  We hired a national business development team to lead this effort, with a new Vice President–level executive to lead this team.  We also diversified into new lines of business, including our cable services and green energy groups.  Perhaps most importantly, we began to emphasize seeking business from companies outside of the wireless industry, including wire-line, cable, and fiber companies, and enterprise and government clients.  With the convergence of communications networks and technologies, we saw the need to service more than the wireless carriers that have historically been our top customers.  This effort took time and resources.  We also believe that establishing these initiatives had a negative impact on our financial results in the year ended June 30, 2009 as we hired and trained new people with the appropriate skills sets to support these projects, and began long sales cycles with these new customers.

•
The six months ended June 30, 2009 was also a period of transition for some of our customers and their projects, and this had a negative impact on our revenue for that time period.  Several of our customers were just beginning large-scale build-outs for new networks, including Clearwire and the development of its 4G network, and other customers, such as Verizon, are beginning work on new LTE networks.  While we are involved with these initiatives, and we have devoted significant time and resources to position ourselves to support these projects, they  only began in earnest in the latter half of calendar 2009.  In addition, some of our other customers completed projects during the six months ended June 30, 2009 in some markets, and while we continue to work for these customers, we saw a decline in business from them immediately after the completion of these market launches.

•
The general downturn in national and global economic conditions during the year ended June 30, 2009 also impacted us and we believe many of our customers, subcontractors, vendors and suppliers as well. Many of our customers delayed decision-making on capital spending budgets during this period, particularly during the beginning of calendar 2009, because of the uncertainty associated with general economic conditions. This in turn led to delays in initiating network development projects that were awarded to us. This required us to maintain staffing levels to support these projects, but in some cases being unable to fully utilize this staff until receiving authorization from our customers. In addition, we have seen and continue to see pricing pressure in some of our service lines, and we believe this is attributable in part to a shift in our customer base and to a lesser extent general economic conditions.

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

Selling, general and administrative expenses for the year ended June 30, 2009 was $20.5 million as compared to $25.7 million for the year ended June 30, 2008. This represents a decrease of approximately $5.2 million, or 20% during a period when revenues decreased 58%.  $2.2 million represents a decrease in payroll expenses. Additionally, as we aggressively managed our cost, we recognized decreased spending of approximately $0.7 million in insurance premiums, $0.6 million in accounting and legal fees, and $0.5 million in occupancy expenses. The year ended June 30, 2008 included a charge of $0.2 million to increase our estimated reserve for an assessment by a state department of revenue. Selling, general and administrative expenses did not decrease at the same rate as revenue in part because the Company maintained its nation-wide platform required to support anticipated growth and increased revenue.

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

Interest expense for the year ended June 30, 2009 was $0.2 million. This represents a decrease of $1.2 million from $1.4 million for the year ended June 30, 2008. This decrease was primarily caused by the conversion in June 2008 of our 7% Subordinated Convertible Note with Sigma Opportunity Fund LLC and the other participating noteholders and the reduced usage of our lines of credit with Presidential Financial Corp. and PNC Bank, National Association (“PNC”).

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, Berliner had consolidated current assets of approximately $32.0 million, including cash and cash equivalents of approximately $1.5 million and net working capital of approximately $12.5 million. Historically, we have funded our operations primarily through operating cash flow, the proceeds of private placements of our common and preferred stock and borrowings under loan arrangements. The principal uses of cash during the six months ended December 31, 2009 have been working capital, and purchases of property and equipment.

On April 17, 2008, BCI entered into a revolving line of credit with PNC as lead lender, which provided for revolving loan advances from time to time in an amount up to the lesser of (i) 85% of the value of certain of our receivables approved by the lenders as collateral; or (ii) $15.0 million.  The balance outstanding at December 31, 2009 was $5.5 million and the amount additionally available on the line of credit was $6.9 million. Upon consummation of the Merger on January 27, 2010, the PNC credit facility was paid off in its entirety, and this line has been terminated.

UniTek Debt

As a result of the Merger, UniTek became a wholly-owned subsidiary of Berliner.  Therefore, a discussion of UniTek’s debt agreements is relevant to an understanding of our liquidity and capital resources.

First Lien Credit Agreement and Second Lien Credit Agreement

General

On September 27, 2007, Unitek Acquisition, now an indirect wholly owned subsidiary of Berliner, entered into (1) the First Lien Credit Agreement, by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner and (2) the Second Lien Credit Agreement, by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner.

Availability and Term

The credit facilities under the First Lien Credit Agreement (the “First Lien Credit Facilities”) are (1) a $78 million Term B loan facility (the “Term B Facility”), (2) a $19.5 million Term C loan facility (the “Term C Facility”) and (3) a $20 million revolving credit facility (the “Revolving Facility”), with a portion of such Revolving Facility available as a swingline facility and a portion available as a letter of credit facility.  The Term B Facility and the Revolving Facility, including the swingline loan facility and the letter of credit facility, mature on September 27, 2012.  The Term C Facility matures on the earlier of (1) three months after the maturity date of the Term B Facility and (2) December 31, 2013.  As of January 27, 2010, the Term B Facility and the Term C Facility are fully drawn at $93 million, and approximately $13 million of principal is outstanding under the Revolving Facility.

The credit facility under the Second Lien Term Loan Agreement (the “Second Lien Credit Facility”) is a $25 million second lien term loan facility.  As of January 27, 2010, the Second Lien Credit Facility is fully drawn.  The Second Lien Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Facility and (2) December 31, 2013.

Interest Rate and Fees

The Term B Facility currently bears interest at a rate per annum equal to 5.5% for base rate advances and 6.5% of Eurodollar advanced (subject to 2.50% floor) provided that the applicable margin shall be increased for each period in which the First Lien Leverage Ratio is greater than 3.00:1.00 to 6.25% per annum for base rate advances and 7.25% per annum for Eurodollar rate advances (subject to 2.5% floor).  The Term C Facility currently bears interest at a rate of 16.50% on $8 million of the debt and $13.08% on the remaining $11.5 million of the debt.  The Second Lien Credit Facility currently bears interest at a rate per annum equal to the greater of (1) 15.75% and (2) the Eurodollar rate plus a margin of 7.25%.  The Revolving Facility interest rate margin is 5.0% for base rate advances and 6% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin for the Revolving Facility shall be increased for periods in which the First Lien Leverage Ratio (as defined in the Revolving Facility) is greater than 3.00:1.00 to 5.75% per annum for base rate advances and 6.75% per annum for Eurodollar rate advances (subject to 2.50% floor).

Guaranties and Security

The obligations under the First Lien Credit Agreement are guaranteed by Unitek Midco and certain subsidiaries of Unitek Midco (collectively, the “Guarantors”) and are secured by a first priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Unitek Acquisition and the Guarantors, other than Unitek Midco.

The obligations under the Second Lien Credit Agreement are guaranteed by the Guarantors and are secured by a second priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Unitek Acquisition and the Guarantors, other than Unitek Midco.

The First Lien Credit Agreement and the Second Lien Credit Agreement contain representations and warranties and affirmative and negative covenants that are customary for debt facilities of this type.  In addition, the First Lien Credit Agreement contains certain financial covenants, including, among other things, a maximum total leverage ratio, a maximum first lien leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and minimum liquidity requirements.  The Second Lien Credit Agreement also contains total leverage ratio, maximum fixed charge coverage ratio and minimum interest coverage ratio covenants, although in some cases the covenants contained in the First Lien Credit Agreement are more restrictive.

The First Lien Credit Agreement and the Second Lien Credit Agreement also include events of default that are customary for debt facilities of this type, subject to significant threshold amounts and cure periods.  These events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, and bankruptcy.

Loan Authorization Agreement

General

Unitek Holdings, Inc., a Delaware corporation, (the “Borrower”) entered into a Loan Authorization Agreement dated as of September 25, 2007 (as amended, restated, modified or otherwise supplemented, the “Loan Authorization Agreement”) among the Borrower and BMO Capital Markets Financing, Inc (the “Lender”).

Availability and Term

The Loan Authorization Agreement established a $35 million revolving credit facility (the “Revolving Facility”) and is evidenced by a demand note.  The Revolving Facility is payable and matures on demand of the Lender.  As of January 27, 2010, approximately $25 million of principal plus approximately $3.8 million in interest (calculated at a per annum rate of 7.25%) is outstanding under the Revolving Facility.  The Lender has the right to terminate the Revolving Facility at any time upon demand.

Guaranties

The obligations under the Loan Authorization Agreement are guaranteed severally, but not jointly, by Sector Performance Fund, LP and SPF SBS LP, who are affiliates of HM Capital Partners LLC.

Letter of Credit Transaction

On March 31, 2010, we entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes an incremental $12,000,000 revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Unitek Acquisition for the issuance of letters of credit in support of UniTek Acquisition’s obligations under certain insurance policies and other general corporate purposes. The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our credit facilities, and the operations of our subsidiaries. Our current obligations consist primarily of capital expenditures, debt service and funding working capital. In the event we are not able to generate positive cash flow in the future, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. The cancellation and/or deferral of a number of projects from our largest customers may have a material impact on our ability to generate sufficient cash flow in future periods.

The net cash flows for Berliner for the six months ended December 31, 2009 and 2008 and for the years ended June 30, 2009 and 2008 are as follows:

	For the six months ended
	December 31,
	2009	2008

Net cash (used in) provided by operating activities	$(1,779)	$425
Net cash used in investing activities	(101)	(471)
Net cash (used in) provided by financing activities	2,008	(905)

	For the Years Ended
	June 30,
	2009	2008
Net cash (used in) provided by operating activities	$(2,527)	$7,944
Net cash used in investing activities	(599)	(947)
Net cash (used in) provided by financing activities	1,343	(6,307)

Cash Provided by / Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2009 totaled approximately $1.8 million. Net cash provided by operating activities for the six months ended December 31, 2008 was approximately $0.4 million. During the six months ended December 31, 2009, cash used in operating activities primarily resulted from an operating loss of $0.9 million, net of non-cash charges, and an increase in Accounts Receivable of $6.7 million. Cash provided by operating activities primarily resulted from an increase in Accounts Payable and Accrued Expenses of $5.0 million.

Net cash provided by operating activities in the six months ended December 31, 2008 was approximately $0.4 million. Net cash used in operating activities primarily resulted from operating loss, net of non-cash charges, of approximately $0.6 million. We also realized a decrease in accounts receivable of approximately $10.5 million due to increased collections and decreased revenue during the six months ended December 31, 2008. These were partly offset by decreases in accounts payable of approximately $1.5 million and accrued liabilities of approximately $6.4 million.

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

Cash Used in Investing Activities

Cash used in investing activities for the six months ended December 31, 2009 and 2008 totaled approximately $0.1 million and $0.5 million, respectively. During the six months ended December 31, 2009 and 2008, cash used in investing activities primarily resulted from purchases of property and equipment of $0.1 million and $0.3 million, respectively.

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

Cash Provided by / Used In Financing Activities

Cash provided by financing activities for the six months ended December 31, 2009 was approximately $2.0 million, as compared to cash used in financing activities of $0.9 million during the six months ended December 31, 2008.

During the six months ended December 31, 2009, cash provided by financing activities resulted primarily from net borrowings under our line of credit of $2.6 million which was partly offset by repayment of our long-term debt and capital leases of $0.5 million.

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

We believe our existing cash, cash equivalents and line of credit will be sufficient to meet our cash requirements in the near term. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of capital expenditures to support our contracts and expansion of sales and marketing. We cannot assure that additional equity or debt financing will be available on acceptable terms, or at all. We expect our sources of liquidity beyond twelve months will be our then current cash balances, funds from operations, if any, our current credit facilities and any additional equity or credit facilities we can arrange.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Topic 820 “Fair Value Measurements and Disclosures” (“Topic 820”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of Topic 820, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective July 1, 2008. The adoption on July 1, 2009 of the remaining provisions of Topic 820 did not have a material effect to the financial statements taken as a whole.

In May 2008, the FASB issued Topic 470.20 “Debt with Conversion and Other Options” (“Topic 470.20”), which applies to convertible debt that includes a cash conversion feature. Under Topic 470.20, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Topic 470.20 is effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 470.20 effective July 1, 2009 with no material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified Topic 815.40 “Derivatives and Hedging, Contracts in an Entity’s Own Equity” (“Topic 815.40”). Topic 815.40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Topic 815.40 is effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 815.40 effective July 1, 2009 with no material impact on the Company’s consolidated financial position and results of operations. The Company recognized a liability at July 1, 2009 of $67 thousand with a corresponding offset to additional paid-in capital and cumulative adjustment to accumulated deficit, which represented the fair value of certain warrants to purchase the Company’s Common Stock on that date. The Company recognized other expense during the six months ended December 31, 2009 of $1 thousand representing the change in fair value of these warrants during the period.

In May 2009, the FASB issued Topic 855 “Subsequent Events” (“Topic 855”) to be effective for the interim or annual periods ending after June 15, 2009. The objective of this Topic is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of the adoption of Topic 855 was not material on the Company’s consolidated financial position and results of operations. The Company evaluated subsequent events through the date the financial statements were issued.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 through F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls as of the end of the period covered by this Transition Report on Form 10-K for the six months ended December 31, 2009. As a result of that evaluation, they have concluded that our system of disclosure controls and procedures was effective at a reasonable level of assurance, and that all of the information required to be disclosed in this Transition Report on Form 10-K has been recorded, processed, summarized and reported in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2009, our internal control over financial reporting is effective.

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that permit us to provide only management’s report in this transition report on Form 10-K.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2010, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

1.	Annual Meeting Results

We held our Annual Meeting of Stockholders on December 14, 2009. At this meeting, the stockholders voted in favor of the following items which were listed in the Proxy Statement dated October 26, 2009:

(1)	Election of Directors*:

Nominee	For	Against
Peter Mixter	23,261,652	13,498
Mehran Nazari	23,261,652	13,498

(2)	Ratification of the Berliner Communications, Inc. 2009 Omnibus Equity and Incentive Compensation Plan:

For	Against	Abstain
21,624,736	1,915	356

(3)	Ratification of the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ended June 30, 2010:

For	Against	Abstain
23,289,962	4,832	356

*Messrs. Mixter and Nazari resigned from our Board upon the consummation of the Merger on January 27, 2010.  For a complete description of our current Board of Directors, please see Part III of this Report.

2.	Letter of Credit Transaction

On March 31, 2010, we entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes an incremental $12,000,000 revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Unitek Acquisition for the issuance of letters of credit in support of UniTek Aquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

The following biographical descriptions set forth certain information with respect to the directors whose terms expire at the 2010, 2011 and 2012 Annual Meetings, and the executive officers of the Company.  The below sets forth information regarding the current directors and officers of the Company as of March 31, 2010, and then information regarding the directors and officers of the Company as of December 31, 2009.

CURRENT DIRECTORS

CLASS II DIRECTORS – TERM EXPIRES IN 2010

Peter Giacalone, 50, has been our Chairman of the Board and President since January 2010.  From July 2008 to January 2010, he served as the President of UniTek USA.  From March 2005 to June 2008, he was the President and Chief Executive Officer of 180 Connect, Inc., a publicly-traded outsourced infrastructure services provider that was acquired by UniTek and DIRECTV in 2008. Mr. Giacalone brings significant experience in finance, business development, acquisitions and integration to UniTek. He served as Executive Vice President, Customer Satisfaction for DIRECTV, Inc. For an eight year period prior to that, he served as Vice President, Finance for The News Corporation Limited, an international media and entertainment company. Mr. Giacalone has his MBA and BA from Adelphi University.

Peter Brodsky, 39, has been a member of our Board since January 2010. Since 1995, Mr. Brodsky has been with HM Capital Partners, LLC, a private equity firm, where he serves as a Managing Partner.  Mr. Brodsky’s primary responsibility is deal sourcing, execution and monitoring of the HM Capital Partners’ media investments.  Mr. Brodsky also serves as a director of LIN Television (NYSE: TVL), Choice Cable TV, Canpages, and PDC Pages.  Prior to joining HM Capital Partners, Mr. Brodsky worked in the Investment Banking Division of Credit Suisse First Boston.  Mr. Brodsky received his BA from Yale University.

Daniel J. Hopkin, 32, has been a member of our Board since January 2010.  Since 2004, Mr. Hopkin has been with HM Capital Partners LLC, a private equity firm, where he serves as Vice President.  He focuses primarily on the media and food sectors.  He serves, or has served, as director of several of HM Capital’s portfolio companies including Choice Cable TV.  Previous to joining HM Capital, Mr. Hopkin worked in the Investment Banking Division of Morgan Stanley.  He received his Bachelors and Masters degrees from Brigham Young University in 2002.

CLASS III DIRECTORS – TERM TO EXPIRE IN 2011

C. Scott Hisey, 44, has been our Chief Executive Officer and a member of our Board since January 2010.  Prior to that time, Mr. Hisey was the founder and Chief Executive Officer of UniTek USA.  Since UniTek’s inception in 2004, Mr. Hisey has led the company through two private equity transactions, multiple acquisitions, and has expanded the company to include a workforce of over 5,000 people across four diverse industries.  Prior to founding UniTek, Mr. Hisey spent over 15 years in positions of increasing responsibility in both the cable television and satellite communications industries.  Starting as a field technician, he progressively worked his way into senior management positions with larger companies.  His roles included Chief Operating Officer in a private equity turnaround and President of a multi-service construction company.  Mr. Hisey began his career in the United States Navy. He served as a Second Class Radioman aboard the USS Forrestal, and is an honorably discharged, disabled veteran.  Mr. Hisey also serves on the Board of the Satellite Broadcasting Communications Association.

Richard Siber, 48, has been a director since January 2010.  Mr. Siber has spent the last 25 years exclusively in the wireless industry.  Currently, Mr. Siber is the Founder, President and CEO of SiberConsulting LLC.  SiberConsulting provides strategic, technical and marketing services to members within the wireless ecosystem.  From January 1994 to June 2004, Mr. Siber was a partner in the Communications, Electronics, High Tech and Media and Entertainment practice at Accenture.  While there, he founded the global wireless consulting practice and helped grow it to thousands of employees and hundreds of millions in revenue.  While at Accenture, Mr. Siber was also deeply involved in a number of Government and Homeland Security initiatives utilizing a variety of wireless technologies.  Mr. Siber has a Bachelor of Arts from Boston University , a Masters of Business Administration from the Carroll School of Management from Boston College. He also holds a certificate of special studies from Harvard University Extension School.  Mr. Siber serves or has served on the Boards of Directors for Digit Wireless,  InCode (sold to Verisign), Integrated Mobile, JumpTap, and SingleTouch Interactive (BB: SITO) as well as a number of Technology Advisory Boards and is involved with several charitable organizations.

Joe Colonnetta, 48, has been a director since January 2010.  Since 1998, Mr. Colonnetta has been with HM Capital Partners, LLC, where he serves as a Managing Director.  Mr. Colonnetta’s primarily responsibility is deal sourcing, execution and monitoring of the HM Capital Partners’ energy investments.  Mr. Colonnetta serves as a director of BlackBrush Oil & Gas, TexStar Midstream Services, UniTek USA and TriDimension Energy. In November 2008, Mr. Colonnetta was appointed by Texas Governor Rick Perry to serve as a trustee of the Texas Prepaid Higher Education Tuition Board.  Prior to joining HM Capital Partners, Mr. Colonnetta was a Partner with Metropoulos and Co.  Before Metropoulos, Mr. Colonnetta served in various executive officer and oversight roles in companies owned by Bass Investment Partners and Oppenheimer & Co.  Mr. Colonnetta received his BS degree from the University of Houston.

CLASS I DIRECTORS – TERM TO EXPIRE IN 2012

Rich B. Berliner, 56, has been a director since he founded our business in 1995, and now serves as our Chief Marketing Officer and the Chief Executive Officer of our wireless division, BCI Communications, Inc. From 1995 to January 2010, Mr. Berliner served as the Chief Executive Officer, President and Chairman of the Board of Berliner Communications, Inc., and BCI Communications, Inc. since its formation in 2005.  Prior to 1995, he served as Executive Vice President of Communications Development Systems and was responsible for managing sales, marketing and customer activities for construction services to wireless carriers.  He has also previously held multiple senior executive positions with AAT Communications, Inc., a communications-oriented property management firm, and Drive Phone, Inc., a major distributor of wireless telephones and services.  Mr. Berliner received a Bachelor of Arts degree from Rutgers University.

Mark S. Dailey, 52, has been one of our directors since February 2006.  Mr. Daily is a private investor who from 1999 to 2004 held senior executive management positions including Executive Vice President, Sales and Marketing of Intralinks, Inc., a venture-funded secure document distribution company, Chief Operating Officer of LexiQuest, Inc., a technology-based company exploiting linguistics and natural language processing in developing software tools to manage, access and retrieve large Intranet document collections and Chief Operating Officer of Medcast Networks, a venture capital-backed start-up delivering comprehensive medical information to physicians. From 1986 to 1999, Mr. Dailey held various senior level positions with Bloomberg Financial Markets, a global leader in the delivery of international real-time financial information.  Prior to joining Bloomberg, Mr. Dailey worked for several investment banking firms.  Mr. Dailey received a Bachelor of Arts degree from St. John Fisher College.

Dean MacDonald, 50, has been one of our directors since January 2010.  Mr. MacDonald currently serves as the President and Chief Executive Officer of Newport Partners Income Fund, a Toronto-based Private Equity Fund.  Mr. MacDonald has a long and successful career as an operating executive and entrepreneur. His operating experience includes serving as the Chief Operating Officer of Rogers Cable and as the Chief Executive Officer of Persona Communications, a TSX-listed cable and internet services company. Mr. MacDonald worked with a syndicate of investment partners to turn around Persona’s operations and subsequently sold the business at a significant premium to its purchase price in 2007. Mr. MacDonald has also served as chairman of the Newfoundland and Labrador Energy Corporation, which manages the province’s oil and gas assets.  He has management and investment experience in a number of industries, including advertising, marketing and communications. In 2007, Mr. MacDonald was selected as CEO of the Year by Birch Hill Capital Partners.

EXECUTIVE OFFICERS

Ron Lejman, 41, is our Chief Financial Officer, a role he assumed in January 2010.  From September 2008 to January 2010, Mr. Lejman was the Chief Financial Officer of UniTek USA.  Prior to joining UniTek, Mr. Lejman was the Chief Financial Officer and Chief Operating Officer of Freedom Enterprises, Inc., a Mid-Atlantic commercial construction company.  Prior to that time, Mr. Lejman has served as Chief Financial Officer for various organizations including The Stanley Works Europe, Middle East and Africa, Stanley Bostitch and General Fiber Communications, Inc.  He has also held senior finance leadership positions at GE Capital and Amoco.  This diverse experience has provided Mr. Lejman relevant acquisition evaluation/integration experience on a multinational scale.  Mr. Lejman received his undergraduate degree from the University of Illinois and Masters of Management degree from Northwestern University’s J.L. Kellogg Graduate School of Management.

Nicholas Day, 41, is our General Counsel and Corporate Secretary, a role he assumed in October, 2006.  Prior to joining us, Mr. Day served as Senior Corporate Counsel for Net2Phone, Inc., a then Nasdaq-listed provider of voice over Internet protocol, or VoIP, telephony products and services from August 2002 to March 2006.  From August 2000 to August 2002, Mr. Day served as Associate General Counsel for WorldGate Communications, Inc., a then Nasdaq-listed provider of personal video telephony products.  Mr. Day began his career as a business attorney with the law firm of Saul Ewing, LLP from September 1995 to August 2000.  Mr. Day received his A.B. degree from Duke University and his J.D. degree, with honors, from Villanova University School of Law.

Dan Yannantuono, 36, is the Chief Executive Officer of our DirectSat USA subsidiary, a role he assumed in October 2008. Before becoming CEO, Mr. Yannantuono held the position of President of DirectSat. During his tenure, DirectSat has become one of the largest contract partners for DIRECTV with over 2000 technicians nationwide. Prior to DirectSat USA, he served as Vice President of Operations for DirectSat’s parent company, UniTek USA. Before joining us, Mr. Yannantuono served as Vice President of Finance for a major telecommunications services provider. As one of the inaugural members of the executive team he was instrumental in helping the company to become the largest fulfillment contractor in the cable industry. He led the due diligence and integration of 9 acquisitions totaling over $90 million in annual revenue. Mr. Yannantuono received an undergraduate degree in business management and finance from Florida Atlantic University and is currently pursuing an MBA from Villanova University.

Chris Perkins, 46, is the Chief Executive Officer of our FTS USA subsidiary, a role he assumed in July 2006.  As the founder and president of FTS (the business UniTek Global Services acquired in 2006 to facilitate entry into the cable services market), Mr. Perkins is responsible for the growth, performance and profitability of the hard line broadband business. Mr. Perkins began his telecommunications career as an installer. Soon after, he became a manager and then a vice president of LB&L Cable, Inc.. Mr. Perkins was able to grow FTS from 20 technicians and $1 million in revenue to over 800 technicians and $50 million in revenue. As the founder of FTS, Mr. Perkins has managed every aspect of a multi-million dollar business with numerous customers. In addition, Mr. Perkins was the Director of Technical Operations for one of the largest cable contracting companies in the industry, in charge of maintaining and growing a $50 million plus region.

Michael S. Guerriero, 48, is the Chief Operating Officer of our BCI Communications, Inc. subsidiary, a role he assumed in February 2006.  He previously served as the Executive Vice President of the Technical Services organization within BCI from February 2004 to January 2005.  From July 2001 to December 2003, Mr. Guerriero held the position of Area Vice President at Sprint responsible for the PCS/wireless network build-out in the Northeast Region. Prior to that position, he was the Director of Engineering for the Northeast and was responsible for the initial design and deployment of the Sprint PCS/wireless network in the NY/NJ/CT metro area.  His professional career spans over 20 years and includes a number of technical and leadership positions in the defense and telecommunication industries.  Mr. Guerriero received a Bachelor of Science degree in Electrical Engineering from the New Jersey Institute of Technology and is a licensed Professional Engineer.

Raymond A. Cardonne, Jr., 43, is the Chief Financial Officer and Treasurer of our BCI Communications, Inc. division, a role he assumed in November 2007.  Prior to joining the Company, Mr. Cardonne served as the Chief Financial Officer and Treasurer of Refac Optical Group, a then AMEX-listed retail optical chain with over 500 locations, from August 2000 until February 2007.  From December 1997 until August 2000, he served as a Vice President of Refac responsible for technology licensing and commercialization.  Prior to joining Refac, Mr. Cardonne was a Vice President of Corporate Development at Technology Management & Funding, L.P., a limited partnership formed to create and develop early stage technology-based companies, from December 1994 through November 1997.  Mr. Cardonne also worked for NEPA Venture Funds, an early-stage venture capital firm.  Mr. Cardonne received his Bachelor of Science degree and Masters of Business Administration from Lehigh University.

Code of Ethics for Senior Officers

Our Board adopted a Code of Ethics for certain identified senior officers and finance department personnel (the “Ethics Code”).   The Ethics Code sets forth the Company’s conflict of interest policy and policies for the protection of the Company’s property, business opportunities and proprietary information.  The Ethics Code requires prompt disclosure to stockholders of any waiver of the Ethics Code for senior officers made by the Board or any committee thereof.  A copy of the Ethics Code may be obtained, without charge, by writing to: UniTek Global Services, Inc., 1777 Sentry Parkway West, Blue Bell, PA 19422, Attention: Corporate Secretary, and is also available on our web page at www.unitekgs.com.

Compensation of Directors

During the year ended June 30, 2009, we implemented a compensation program for all of our non-employee directors. Our non-employee directors include all of our directors except for Rich B. Berliner, who is our Chief Marketing Officer and Chief Executive Officer of BCI Communications, Inc. Our non-employee directors received the following compensation during the six months ended December 31, 2009:

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Mark S. Dailey	15,000	17,519	—	—	—	—	32,519
Peter J. Mixter	34,000		—	—	—	—	34,000
Mehran Nazari	16,500	17,519	—	—	—	—	34,019
John Stevens Robling, Jr.	32,500		—	—	—	—	32,500
Thom Waye	12,000	17,519	—	—	—	—	29,519
	110,000	52,557					162,557

During the six months ended December 31, 2009, two non-employee directors each received a $17,500 annual fee for service on the Board during the fiscal year.  29,166 shares of our Common Stock was issued to each of the other non-employee directors, Messrs. Waye, Dailey and Nazari, (pursuant to the Berliner 2009 Omnibus Equity Plan) as their annual stipend. Each non-employee director received $2,000 per Board meeting attended in person, and $1,000 for each Board meeting attended via telephone. Members of the Audit Committee and Compensation Committee received $1,500 for attending committee meetings during this period. In addition, all non-employee directors are reimbursed for reasonable travel expenses incurred in connection with attendance at Board and committee meetings.

Director Compensation Policy for the Six Months Ended December 31, 2009

On September 26, 2008, the Board of Directors established a new compensation program for non-employee directors for the year ending June 30, 2009, which was also applicable for the six months ended December 31, 2009:

•
Each non-employee director will receive an annual stipend of $17,500.  For current directors, this will be paid in October of each year.  For new directors, this will be paid upon election and on each anniversary date of their election to the Board;

•	Each non-employee director will continue to receive $2,000 for each Board meeting attended in person and $1,000 for each meeting attended by telephone;

•	Each non-employee member of the Audit Committee and Compensation Committee will receive $1,500 for each meeting attended in person or by telephone;

•
Each non-employee director will be eligible for an annual stock option (or other equity) award.  In December 2009 each non-employee director received either 29,166 shares of Common Stock  pursuant to the Berliner 2009 Omnibus Equity Plan or a cash award of $17,500, which is the cash equivalent of those shares; and

•
Meeting fees will be paid for regularly scheduled meetings only.  The Company’s director compensation policy is designed to take into account the need for occasional special meetings or informational telephone calls.  No additional compensation will be paid for such occurrences.

Directors will continue to be reimbursed for reasonable travel expenses associated with attending Board or committee meetings.

Messrs. Dailey, MacDonald and Siber are considered by the Company to be “independent” as that term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers Manual (“Rule 4200(a)(15)”).  On January 27, 2010, the Board approved a new compensation program for these independent directors.  Each will receive an annual stipend of $15,000, $2,500 for each board meeting attended in person and $1,500.00 for each board meeting attended by telephone, plus related expenses.  If any of Messrs. Dailey, MacDonald and Siber are members of the Audit Committee or the Compensation Committee, they will receive $500 for each meeting attended in person or by telephone.  The Chairman of the Audit Committee and our financial expert on the Committee is currently Mr. Siber, who will receive an additional annual stipend of $7,500 as Chairman.  Messrs. Dailey, MacDonald and Siber will be eligible for additional equity awards at the discretion of the Board, subject to attendance at no less than 75% of all Board and Committee meetings, as applicable, during the fiscal year preceding the award.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation awarded to those persons (i) who served or acted as the Company’s principal executive officer through December 31, 2009, (ii) who were the Company’s other two most highly compensated executive officers through December 31, 2009 and (iii) persons who would have been one of the most highly compensated executive officers had they been employed by the Company as of December 31, 2009 (the “Named Executive Officers”) for the past two fiscal years.  The Company changed its fiscal year from June 30 to December 31, and therefore, the following table includes the compensation of these executives for the six month period ended December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Rich B. Berliner	6 Months Ended 12/31/09	180,000	-	-	-	6,000	186,000
Chairman and Chief	2009	360,000	-	-	51,551	18,300	429,851
Executive Officer(3)	2008	358,364	860,058	-	98,416	17,500	1,334,338

Michael S. Guerriero	6 Months Ended 12/31/09	112,500	-	-	-	3,600	116,100
Chief Operating	2009	225,000	-	-	220,175	14,100	459,275
Officer	2008	224,517	407,281	-	20,620	13,446	665,864

Raymond A. Cardonne, Jr.	6 Months Ended 12/31/09	112,500	-	-	-	3,600	116,100
Chief Financial	2009	225,000	33,750	-	26,591	14,100	299,441
Officer (4)	2008	150,000	45,000	-	21,544	4,800	221,344

(1)           Represents stock options granted under the Berliner 1999 Omnibus Equity Plan.  Option award values are based on the Black-Scholes valuation method.  The below table identifies the assumptions we used for this calculation.  The “Value” column below represents the dollar amount recognized for financial statement reporting purposes with respect to the six months ended December 31, 2009 in accordance with FAS 123(R).  Additional information on stock options awarded to our executive officers can be found in the section below entitled Grants of Plan-Based Awards.

STOCK OPTION VALUATION TABLE
Name	Grant Date	Shares	Value ($)	Dividend Yield	Risk-Free Interest Rate	Volatility	Life (Years)
Michael S. Guerriero	12/21/05	37,500	-	0%	4.39%	75%	5
	8/11/06	100,000	-	0%	4.89%	78%	5
	2/15/07	37,500	-	0%	4.76%	72%	5
	3/1/07	50,000	3,281	0%	4.51%	72%	5
	10/1/08	420,000	63,959	0%	3.02%	64%	6.25

Raymond A. Cardonne, Jr.	12/3/07	100,000	8,864	0%	3.39%	68%	5

(2)	Represents car allowance compensation and payments made by the Company as part of the Company’s 401(k) Plan matching program.

(3)	On September 21, 2009, Mr. Berliner returned to BCI stock option grants to purchase 250,000 shares of our Common Stock.

(4)	Mr. Cardonne became Chief Financial Officer on November 2, 2007. The amounts shown above for 2008 are amounts earned from November 2, 2007 to June 30, 2008.

EMPLOYMENT AGREEMENTS OF NAMED EXECUTIVE OFFICERS

The Compensation Committee recommended, and the Board approved, Employment Agreements for named executive officers in June 2009.  The compensation and severance provisions of these agreements are outlined below.

Rich B. Berliner.  On June 30, 2009, the Company entered into an Employment Agreement with Mr. Berliner, then our Chief Executive Officer and President.  The agreement was effective as of July 1, 2009 and has a two-year term expiring June 30, 2011.  The agreement provides for an annual salary of $360,000.  The agreement provides for indemnification of Mr. Berliner by the Company in connection with any action by reason of the fact that he is or was a director, officer or employee of the Company.

Mr. Berliner’s compensation program also includes a cash bonus component based entirely on the Company’s financial performance during the year.  After considering several financial metrics, such as revenue, gross margin, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), the Compensation Committee recommended, and the Board approved, a cash bonus for the fiscal year ended June 30, 2010 based upon the Company’s EBITDA during the year.  The Compensation Committee established the following targets for Mr. Berliner’s bonus in this regard:

•	If EBITDA is less than $3.5 million for fiscal 2010, Mr. Berliner will not receive a cash bonus;

•	If EBITDA is $3.5 million through $4.5 million, Mr. Berliner will receive a cash bonus equal to 3% of EBITDA; and

•	If EBITDA is over $4.5 million, Mr. Berliner will receive a cash bonus equal to 4% of EBITDA.

In addition to base salary and cash bonus, as outlined above, Mr. Berliner’s Employment Agreement also states that he is eligible for stock option or other equity awards as part of his annual bonus program.  The agreement will also provide for a continuation of Mr. Berliner’s existing annual car allowance of $12,000, and for the Company to pay all of Mr. Berliner’s health insurance costs.

On January 27, 2010, we amended the June 30, 2009 Employment Agreement with Mr. Berliner, now the Chief Marketing Officer of Berliner and the Chief Executive Officer of BCI.  The amendment provides that the performance targets for Mr. Berliner’s annual bonuses will be based on the revenue, gross margins and EBITDA of BCI, rather than UNTK as a whole.  The amendment revises the terms and procedures relating to payments by the Company to Mr. Berliner following the termination of his employment so that any such payments comply with the provisions of Section 409A of the Internal Revenue Code (“Section 409A”).  In addition, in order to receive severance payments following termination of his employment, Mr. Berliner must execute a release of claims against the Company.

Michael Guerriero.  On June 30, 2009, the Company entered into an Employment Agreement with Mr. Guerriero, then our Chief Operating Officer.  The agreement was effective as of July 1, 2009 and has a two-year term expiring June 30, 2011.  The agreement provides for a base annual salary of $225,000.  The agreement provides for indemnification of Mr. Guerriero by the Company in connection with any action by reason of the fact that he is or was a director, officer or employee of the Company.

Mr. Guerriero’s compensation program, as set forth in his Employment Agreement, also includes a cash bonus component based primarily on the Company’s overall financial performance during the year.  After considering several financial metrics, the Compensation Committee recommended, and the Board approved, a cash bonus based primarily on the Company’s EBITDA and revenue for the year, and also including a component based on branch office performance, customer satisfaction and executive management and development.  The formula for calculating this bonus for fiscal 2010 is as follows:

•	so long as revenue is more than $55 million for the fiscal year, 0.03% of revenue; plus

•	so long as EBITDA is more than $3 million for the fiscal year, 1.5% of EBITDA, plus

•	personal performance goals, with equal weight, based upon:

o	branch office revenue performance;

o	branch office EBITDA performance;

o	customer satisfaction; and

o	executive management & development

Mr. Guerriero did not receive a cash bonus for fiscal 2009.  In addition to base salary and cash bonus, as outlined above, Mr. Guerriero’s Employment Agreement also states that he is eligible for stock option or other equity awards as part of his annual bonus program.  The Board did not award stock options to Mr. Guerriero as part of his fiscal 2009 performance bonus plan.  Mr. Guerriero did receive an award of 420,000 options to acquire shares of Common Stock on October 1, 2008 at $1.48 per share, which was the fair market value of BCI’s Common Stock at that date, as part of his fiscal 2008 performance bonus plan.  Mr. Guerriero’s agreement also provides for a continuation of Mr. Guerriero’s annual car allowance of $7,200, and for the Company to pay all of Mr. Guerriero’s health insurance costs.

On January 27, 2010, Berliner amended its employment agreement with Mr. Guerriero, now the Chief Operating Officer of BCI. The amendment provides that the performance targets for Mr. Guerriero’s annual bonuses will be based on the revenue, gross margins and EBITDA of BCI, rather than UNTK as a whole.  The amendment revises the terms and procedures relating to payments by the Company to Mr. Guerriero following the termination of his employment so that any such payments comply with the provisions of Section 409A.  In addition, in order to receive severance payments following termination of his employment, Mr. Guerriero must execute a release of claims against the Company.

Raymond A. Cardonne, Jr.  On November 15, 2007, the Company entered into an Employment Agreement with Raymond A. Cardonne, Jr., then our Chief Financial Officer.  The agreement has a term expiring June 30, 2010.  The agreement provides for an annual salary of $225,000.  The agreement provides for indemnification of Mr. Cardonne by the Company in connection with any action by reason of the fact that he is or was a director, officer or employee of the Company.

Mr. Cardonne’s compensation program may also include a cash bonus component based partly on the Company’s overall financial performance during the year, and partly on a subjective evaluation of Mr. Cardonne’s personal performance by the Compensation Committee and the Chief Executive Officer.  The Compensation Committee did not believe it was appropriate to base Mr. Cardonne’s incentive bonus entirely on financial metrics, because the Committee believed Mr. Cardonne should not be entirely motivated by short term financial metrics but rather on the long-term best interest of the Company with a focus on appropriate risk management.  Mr. Cardonne received  a cash bonus of $33,750 for fiscal 2009.

In addition to base salary and cash bonus, as outlined above, Mr. Cardonne’s Employment Agreement also states that he is eligible for stock option or other equity awards as part of his annual bonus program.  The agreement also provides for an annual car allowance for Mr. Cardonne of $7,200.

On January 27, 2010, Berliner amended its employment agreement with Mr. Cardonne, now the Chief Financial Officer and Treasurer of BCI.  The amendment provides for Mr. Cardonne to remain employed by Berliner through June 30, 2010 (the “Resignation Date”), and he will be eligible to receive certain post-employment payments and benefits. In addition, all unvested stock options held by Mr. Cardonne will vest on the Resignation Date and will be exercisable for three months thereafter.  The amendment revises the terms and procedures relating to payments by the Company to Mr. Cardonne following the termination of his employment so that any such payments comply with the provisions of Section 409A.  In addition, in order to receive severance payments following termination of his employment, Mr. Cardonne must execute a release of claims against the Company.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table sets forth all outstanding equity awards held by the named executive officers at December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael S. Guerriero	75,000	-		0.40	12/21/2015
	100,000	-		0.55	8/11/2016
	25,000	25,000	(1)	1.28	3/1/2017
	210,000	210,000	(2)	1.48	10/1/2018

Raymond A. Cardonne, Jr.	50,000	50,000	(3)	1.20	12/3/2017

(1)           These options vest as follows:  12,500 on 3/1/2010 and 12,500 on 3/1/2011.
(2)           These options vest as follows: 105,000 on 10/1/2010 and 105,000 on 10/1/2011.
(3)           These options vest as follows: 25,000 on 12/3/2010 and 25,000 on 12/3/2011.

OPTION EXERCISES AND STOCK VESTED

There were no exercises of stock options held by the named executive officers during the six months ended December 31, 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Rich B. Berliner.  Mr. Berliner has entered into an Employment Agreement with the Company, dated June 30, 2009, as amended January 27, 2010, that provides for potential payments upon termination of his employment or a change in control of the Company.  Pursuant to the agreement, Mr. Berliner is required to devote all of his business time, attention, skill and efforts exclusively to Company’s business and affairs.  If his employment is terminated “Without Cause”, if he resigns for “Good Reason” or if he is terminated in connection with a “Change of Control” (as each such term is defined in the agreement), he will be entitled to an amount equal to his base salary then in effect for the remainder of the employment term (which ends on June 30, 2011) or for one year, whichever is longer. Payments made in connection with his termination of employment are generally subject to his delivery to us of a general release of claims.  Under the agreement, for 12 months following his termination of employment, he will be subject to certain non-competition and non-solicitation restrictions.  Payments made in connection with his termination are subject to his delivery to the Company of a general release of claims.

Michael S. Guerriero.  Mr. Guerriero has entered into an Employment Agreement with the Company, dated June 30, 2009, as amended January 27, 2010,   that would provide for potential payments upon termination of his employment or a change in control of the Company.  Pursuant to the agreement, Mr. Guerriero is required to devote all of his business time, attention, skill and efforts exclusively to Company’s business and affairs.  If his employment is terminated “Without Cause”, if he resigns for “Good Reason” or if he is terminated in connection with a “Change of Control” (as each such term is defined in the agreement), he will be entitled to an amount equal to his base salary then in effect for the remainder of the employment term (which ends on June 30, 2011) or for one year, whichever is longer. Payments made in connection with his termination of employment are generally subject to his delivery to us of a general release of claims.  Under the agreement, for 12 months following his termination of employment, he will be subject to certain non-competition and non-solicitation restrictions.  Payments made in connection with his termination are subject to his delivery to the Company of a general release of claims.

Raymond A. Cardonne, Jr.  Mr. Cardonne has entered into an Employment Agreement with the Company, dated November 15, 2007, as amended January 27, 2010, that  provides for payments upon termination of his employment on June 30, 2010.  The amendment provides for Mr. Cardonne to remain employed by Berliner through June 30, 2010 (the “Resignation Date”), and he will be eligible to receive certain post-employment payments and outplacement services. In addition, all unvested stock options held by Mr. Cardonne will vest on the Resignation Date and will be exercisable for three months thereafter.  The amendment revises the terms and procedures relating to payments by the Company to Mr. Cardonne following the termination of his employment so that any such payments comply with the provisions of Section 409A.  In addition, in order to receive severance payments following termination of his employment, Mr. Cardonne must execute a release of claims against the Company.  Under the agreement, for 12 months following his termination of employment, he will be subject to certain non-competition and non-solicitation restrictions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 25, 2010 by: (1) each person who is a beneficial owner of more than 5% of the Common Stock, (2) each of the Company’s directors, (3) each of the Company’s Named Executive Officers, and (4) all of the Company’s executive officers and directors as a group.  Unless otherwise indicated, the address of each listed stockholder is in care of the Company at 1777 Sentry Park West, Suite 302, Blue Bell, PA 19422.

Holder	Common Stock	Series A Preferred	Series B Preferred	Total Number of Shares of Common Stock Post Conversion of Preferred Stock and Exercise of Options and Warrants (1)		Percentage Ownership Post Conversion and Exercise
Sector Performance Fund, LP (a)	34,981,936	1,049,459	204,818	97,695,786	(2)	66.62%
HM Unitek Coinvest, LP (a)	5,327,840	159,836	-	13,319,640	(3)	9.76%
SPF SBS LP (a)	2,210,224	66,307	12,941	6,172,624	(4)	4.50%
Peter Brodsky, Director	42,520,000	1,275,602	217,759	117,188,050	(5)	79.56%
Joe Colonnetta, Director	42,520,000	1,275,602	217,759	117,188,050	(6)	79.56%
Daniel Hopkin, Director	-	-	-	-	(7)	N/A
Richard B. Berliner, Director and Chief Marketing Officer	7,524,626	-	-	7,524,626	(8)	5.52%
Old Berliner Liquidating Trust	13,104,644	-	-	13,104,644	(9)	9.61%
Sigma Opportunity Fund, LLC	7,844,789	-	-	8,019,789	(10)	5.87%
C. Scott Hisey, Director and Chief Executive Officer	480,000	14,400	1,000	3,207,150	(11)	2.32%
Peter Giacalone, Executive Chairman	440,000	13,200	2,667	1,833,350	(12)	1.34%
Ronald Lejman, Chief Financial Officer and Treasurer	-	-	-	200,000	(13)	*
Dan Yannantuono, CEO DirectSat	22,500	900	172	76,100	(14)	*
Chris Perkins, CEO FTS USA	-	-	-	118,650	(15)	*
Nicholas Day, General Counsel and Secretary	30,696	-	-	146,946	(16)	*
Dean MacDonald, Director	200,000	6,000	1,146	587,300	(17)	*
Mark S. Dailey, Director	54,166	-	-	104,166	(18)	*
Richard Siber, Director	-	-	-	-		*
Raymond A. Cardonne, Jr, Chief Financial Officer and Treasurer of BCI	-	-	-	50,000	(19)	*
Michael S. Guerriero, Chief Operating Officer of BCI	-	-	-	422,500	(20)	N/A
Peter Mixter, Former Director	25,000	-	-	75,167	(21)	*
Mehran Nazari, Former Director	54,166	-	-	104,166	(18)	*
John Stevens Robling, Jr., Former Director	25,000	-	-	75,167	(21)	*
Thom Waye, Former Director	7,844,789	-	-	8,019,789	(22)	5.87%

Executive Officers and Directors as a Group (nineteen persons)(23)	59,220,943	1,310,102	222,744	139,733,127	(24)	92.29%

(a)	Address is c/o HM Capital, 200 Crescent Ct, Suite 1600, Dallas, Texas 75201

(1)
For purposes of this column, a person is deemed to have beneficial ownership of the number of shares of Common Stock and preferred stock that such person has the right to acquire within 60 days of February 11, 2010.  Percentages have been based on 136,403,330 shares of Common Stock outstanding after conversion of all outstanding shares of Series A Preferred Stock (the “Series A Preferred”) into Common Stock.  For purposes of computing the percentage of outstanding shares of Common Stock held by any individual listed in this table, any shares of Common Stock that such person has the right to acquire pursuant to the conversion of the Company’s Series B Preferred Stock (the “Series B Preferred”), along with the exercise of stock options or warrants exercisable within 60 days of March 25, 2010, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Sector Performance Fund, LP (“Sector Performance Fund”) is the direct beneficial owner of 97,695,786 shares of Common Stock, consisting of (i) 34,981,936 shares of Common Stock (including shares of Common Stock held in escrow pursuant to the terms and conditions of the Merger Agreement), (ii) 52,472,950 shares of Common Stock issuable upon the conversion of 1,049,459 shares of Series A Preferred, each share of which is automatically convertible into 50 shares of Common Stock, subject to customary structural anti-dilution adjustments for stock splits, dividends and similar events, upon the filing and effectiveness of an amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”), and (iii) 10,240,900 shares of Common Stock issuable upon the conversion of 204,818 shares of Series B Preferred, each share of which is convertible into 50 shares of Common Stock, subject to customary structural anti-dilution adjustments for stock splits, dividends and similar events, upon the option of the holder following the filing and effectiveness of the Charter Amendment.  Sector Performance GP, LP (“Sector Performance GP”) is the general partner of Sector Performance Fund.  As a result, Sector Performance GP may be deemed to share beneficial ownership with respect to these securities.  Sector Performance LLC (“Ultimate GP”) is the general partner of Sector Performance GP and, as a result, Ultimate GP may be deemed to share beneficial ownership with respect to these securities.  Except to the extent of any pecuniary interests, each of Sector Performance GP and Ultimate GP disclaims the existence of such beneficial ownership.  A six-person committee (consisting of Joe Colonnetta, Peter S. Brodsky, Jason H. Downie, Edward Herring, John R. Muse and Andrew Rosen) exercise, on behalf of Ultimate GP and Sector Performance GP, voting and dispositive powers over the securities held by Sector Performance Fund.

(3)
HM Unitek Coinvest, LP (“Coinvest”) is the direct beneficial owner of 13,319,640 shares of Common Stock, consisting of (i) 5,327,840 shares of Common Stock (including shares of Common Stock held in escrow pursuant to the terms and conditions of the Merger Agreement), and (ii) 7,991,800 shares of Common Stock issuable upon the conversion of 159,836 shares of Series A Preferred.  Ultimate GP is the general partner of Coinvest and, as a result, Ultimate GP may be deemed to share beneficial ownership with respect to these securities.  Except to the extent of any pecuniary interests, Ultimate GP disclaims such beneficial ownership.  A six-person committee (consisting of Joe Colonnetta, Peter S. Brodsky, Jason H. Downie, Edward Herring, John R. Muse and Andrew Rosen) exercise, on behalf of Ultimate GP, voting and dispositive powers over the securities held by Coinvest.

(4)
SPF SBS LP (“SPF”) is the direct beneficial owner of 6,172,624 shares of Common Stock, consisting of (i) 2,210,224 shares of Common Stock (including shares of Common Stock held in escrow pursuant to the terms and conditions of the Merger Agreement), (ii) 3,315,350 shares of Common Stock issuable upon the conversion of 66,307 shares of Series A Preferred, and (iii) 647,050 shares of Common Stock issuable upon the conversion of 12,941 shares of Series B Preferred.  Ultimate GP is the general partner of SPF and, as a result, Ultimate GP may be deemed to share beneficial ownership with respect to these securities.  Except for pecuniary interests, Ultimate GP disclaims such beneficial ownership.  A six-person committee (consisting of Joe Colonnetta, Peter S. Brodsky, Jason H. Downie, Edward Herring, John R. Muse and Andrew Rosen) exercises, on behalf of Ultimate GP, voting and dispositive powers over the securities held by SPF.

(5)
No securities are directly beneficially owned by Mr. Brodsky.  Mr. Brodsky holds a direct or indirect interest in Sector Performance Fund, Coinvest, and SPF (collectively, the “Investment Funds”), which beneficially own an aggregate of 117,188,050 shares of Common Stock on an as-converted basis as explained in more detail below.  Mr. Brodsky is an executive officer and member of Ultimate GP.  The aggregate 117,188,050 shares of Common Stock are comprised as follows: (i) 42,520,000 shares of Common Stock held by the Investment Funds (including shares of Common Stock held in escrow pursuant to the terms and conditions of the Merger Agreement), (ii) 63,780,100 shares of Common Stock issuable upon the conversion of 1,275,602 shares of the Series A Preferred held by the Investment Funds; and (iii) 10,887,950 shares of Common Stock issuable upon the conversion of 217,759 shares of the Series B Preferred held by the Investment Funds.  Mr. Brodsky is a member of a six-person committee (consisting of Mr. Brodsky, Joe Colonnetta, Jason H. Downie, Edward Herring, John R. Muse and Andrew Rosen) that exercises, on behalf of Ultimate GP, voting and dispositive powers over the securities held by the Investment Funds.  No single member of the committee has sole dispositive and/or voting power over the securities held by the Investment Funds.  Mr. Brodsky may be deemed to beneficially own all or a portion of the shares of Common Stock beneficially owned by the Investment Funds; however, Mr. Brodsky disclaims beneficial ownership of the shares of Common Stock, except to the extent of any pecuniary interest therein.

(6)
No securities are directly beneficially owned by Mr. Colonnetta.  Mr. Colonnetta holds a direct or indirect interest in the Investment Funds, which beneficially own an aggregate of 117,188,050 shares of Common Stock on an as-converted basis as explained in more detail below.  Mr. Colonnetta is an executive officer and member of Ultimate GP.  The aggregate 117,188,050 shares of Common Stock are comprised as follows: (i) 42,520,000 shares of Common Stock held by the Investment Funds (including shares of Common Stock held in escrow pursuant to the terms and conditions of the Merger Agreement), (ii) 63,780,100 shares of Common Stock issuable upon the conversion of 1,275,602 shares of the Series A Preferred held by the Investment Funds; and (iii) 10,887,950 shares of Common Stock issuable upon the conversion of 217,759 shares of the Series B Preferred held by the Investment Funds.  Mr. Colonnetta is a member of a six-person committee (consisting of Mr. Colonnetta, Peter S. Brodsky, Jason H. Downie, Edward Herring, John R. Muse and Andrew Rosen) that exercises, on behalf of Ultimate GP, voting and dispositive powers over the securities held by the Investment Funds.  No single member of the committee has sole dispositive and/or voting power over the securities held by the Investment Funds.  Mr. Colonnetta may be deemed to beneficially own all or a portion of the shares of Common Stock beneficially owned by the Investment Funds; however, Mr. Colonnetta disclaims beneficial ownership of the shares of Common Stock, except to the extent of any pecuniary interest therein.

(7)
No securities are directly beneficially owned by Mr. Hopkin.  Mr. Hopkin is an officer of Ultimate GP; however, in that role, Mr. Hopkin has no voting or dispositive power over the securities held by the Investment Funds.

(8)
Represents 7,524,626 shares directly held by the Old Berliner Liquidating Trust (the “Trust”).  The Trust owns 13,104,644 shares of Common Stock and Mr. Berliner beneficially owns 57% of the Trust’s assets as a beneficiary under the Trust.

(9)	The Trust owns 13,104,644 shares of Common Stock. Nicholas Day is sole trustee of the Trust and has sole voting and dispositive power over the securities held by the Trust.

(10)
These shares include (i) 4,489,795 shares of Common Stock held by Sigma Opportunity Fund, LLC (“Sigma”); (ii) 2,170,407 shares of Common Stock held by Sigma Berliner, LLC (“SBLLC”), an affiliate of Sigma; (iii) 1,334,587 shares of Common Stock, which includes 175,000 shares of Common Stock issuable upon the exercise of warrants with an initial exercise price of $0.55 per share, held by Sigma’s affiliate, Sigma Capital Advisors, LLC (“Advisors”) and (iv) 25,000 shares of Common Stock held by Thom Waye.  Advisors, Sigma Capital Partners, LLC (“Partners”) and Thom Waye may be deemed to be indirect 5% owners of the Company by virtue of Advisors being the managing member of Sigma, Partners being the sole member of Advisors and Mr. Waye being the sole member of Partners.  Mr. Waye, Advisors and Partners have disclaimed beneficial ownership of the shares owned by Sigma and SBLLC except to the extent of their pecuniary interest therein.   The address of each of Sigma, SBLLC, Advisors, Partners and Mr. Waye is c/o Sigma Capital Advisors, LLC, 800 Third Avenue, Suite 1701, New York, NY  10022. Information related to Sigma in this footnote is based upon the Schedule 13D filed by Sigma on March 2, 2010.

(11)
Mr. Hisey is the direct beneficial owner of 1,250,000 shares of Common Stock (on an as-converted basis), consisting of (i) 480,000 shares of Common Stock, (ii) 720,000 shares of Common Stock issuable upon the conversion of 14,400 shares of Series A Preferred, and (iii) 50,000 shares of Common Stock issuable upon the conversion of 1,000 shares of Series B Preferred.  Also includes vested options to purchase 1,738,400 shares of Common Stock.  40% of these options become exercisable only when the closing price per share of the Common Stock is equal to or greater than $3.00 for twenty (20) consecutive trading days on which at least 5,000 shares of Common Stock are traded, as reported on the principal exchange on which the Common Stock is then traded.  Also includes warrants to purchase 218,750 shares of Common Stock.

(12)
Mr. Giacalone is the direct beneficial owner of 1,233,350 shares of Common Stock, consisting of (i) 440,000 shares of Common Stock, (ii) 660,000 shares of Common Stock issuable upon the conversion of 13,200 shares of Series A Preferred, and (iii) 133,350 shares of Common Stock issuable upon the conversion of 2,667 shares of Series B Preferred.  Also includes vested options to purchase 600,000 shares of Common Stock.  40% of these options become exercisable only when the closing price per share of the Common Stock is equal to or greater than $3.00 for twenty (20) consecutive trading days on which at least 5,000 shares of Common Stock are traded, as reported on the principal exchange on which the Common Stock is then traded.

(13)
Represents vested options to purchase 200,000 shares of Common Stock.  40% of these options become exercisable only when the closing price per share of the Common Stock is equal to or greater than $3.00 for twenty (20) consecutive trading days on which at least 5,000 shares of Common Stock are traded, as reported on the principal exchange on which the Common Stock is then traded.

(14)
Includes (i) 22,500 shares of Common Stock, (ii) 45,000 shares of Common Stock issuable upon the conversion of 900 shares of Series A Preferred, and (iii) 8,600 shares of Common Stock issuable upon the conversion of 172 shares of Series B Preferred.

(15)	Represents options to purchase 118,650 shares of Common Stock.

(16)
Includes vested options to purchase 103,750 shares of Common Stock and options to purchase 12,500 shares of Common Stock which will vest within 60 days of March 25, 2010.  Also includes 30,696 shares of Common Stock held by the Trust for which Mr. Day is the beneficiary. Excludes the remainder of the securities held by the Trust, in which Mr. Day disclaims all beneficial ownership.

(17)
Mr. MacDonald is the direct beneficial owner of 587,300 shares of Common Stock, consisting of (i) 200,000 shares of Common Stock, (ii) 300,000 shares of Common Stock issuable upon the conversion of 6,000 shares of Series A Preferred, and (iii) 57,300 shares of Common Stock issuable upon the conversion of 1,146 shares of Series B Preferred.  Also includes vested options to purchase 30,000 shares of Common Stock.  40% of these options become exercisable only when the closing price per share of the Common Stock is equal to or greater than $3.00 for twenty (20) consecutive trading days on which at least 5,000 shares of Common Stock are actually traded, as reported on the principal exchange on which the Common Stock is then traded.

(18)	Includes 54,166 shares of Common Stock and vested options to purchase 50,000 shares of Common Stock.

(19)	Represents options to purchase 50,000 shares of Common Stock.

(20)	Represents options to purchase 422,500 shares of Common Stock.

(21)	Includes 25,000 shares of Common Stock and vested options to purchase 50,167 shares of Common Stock.

(22)
Thom Waye may be deemed to be an indirect owner of the shares held by Sigma Opportunity Fund, LLC (“Sigma”) by virtue of Mr. Waye being the manager of Sigma. Mr. Waye has disclaimed beneficial ownership of the shares owned by Sigma except to the extent of his pecuniary interest therein. Includes 25,000 shares of Common Stock owned directly by Mr. Waye.

(23)
Includes Peter Brodsky, Joe Colonnetta, Daniel Hopkin, Peter Giacalone, C. Scott Hisey, Richard B. Berliner, Mark S. Dailey, Richard Siber, Dean MacDonald, Dan Yannantuono, Chris Perkins, Ronald Lejman,  Raymond A. Cardonne, Jr., Michael S. Guerriero, Peter Mixter, Mehran Nazari, John Stevens Robling, Jr., Thom Waye and Nicholas Day.

(24)
Consists of 59,220,943 shares of Common Stock, (ii) 65,505,100 shares of Common Stock issuable upon the conversion of 1,310,102 shares of Series A Preferred, (iii) 11,137,200 shares of Common Stock issuable upon the conversion of 222,744 shares of Series B Preferred, (iv) warrants to purchase 393,750 shares of Common Stock, and (v) vested options to purchase 3,476,134 shares of Common Stock.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company’s directors, executive officers, and individuals who own more than 10% of a registered class of the Company’s equity securities to file initial reports of beneficial ownership and changes in beneficial ownership of Common Stock with the SEC. Such persons are required by applicable regulations to furnish us with copies of all Section 16(a) reports that they file.

To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company, all of the Company’s directors, officers and 10% stockholders have complied with the applicable Section 16(a) reporting requirements for the six months ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board has adopted a written policy regarding review and approval of related party transactions.    This policy calls for the Board to appoint a committee of independent directors to review and approve any related party transaction, which are defined as any transaction, or a series of similar transactions, to which the Company or any of its subsidiaries is to be a party, in which the amount involved exceeds $120,000 and in which any of the following persons had, or will have, a direct or indirect material interest:

•	Any director or executive officer of the Company;
•	Any nominee for election as director;
•	Any security holder who is known to the registrant to own of record or beneficially more than five percent of any class of the registrant’s voting securities; and
•	Any member of the immediate family of any of the foregoing persons.

Approval of the committee reviewing the related party transaction is based on the business needs of Company, the availability of alternative arrangements and the costs of the proposed transaction versus these alternatives, if available.

Pursuant to the policy, related party transactions shall not include compensation decisions within the authority of the Compensation Committee, such as officer and director compensation.  The independent committee will have the authority to hire and consult with independent consultants, appraisers and/or advisors to assist in their review of related party transactions.

In addition, in connection with the Merger, on January 27, 2010, the Board established a special committee (the “Special Committee”) comprised of three directors, Rich Berliner, Mark S. Dailey and Richard Siber.  The Special Committee will automatically dissolve on January 27, 2013.  For so long as the Special Committee exists, the Company may not take certain actions without the Special Committee’s consent, including:

•	amending or modifying the Charter Amendment or the bylaws of the Company (the “Bylaws”) in a manner that would amend the rights of the Series A or Series B Preferred Stock;

•
issuing additional shares of Series A or Series B Preferred Stock to an Affiliated Party (as such term is defined in the Merger Agreement) (except pursuant to the Credit Support Agreement, as defined below);

•	making certain changes or determinations with respect to the BMO Loan Documents (as such term is defined in the Merger Agreement); or

•
entering into any transactions or amending certain agreements with affiliated parties, including HM Capital Partners LLC (except for employment arrangements and benefit programs approved by the Board or the compensation committee of the Board).

During the six months ended December 31, 2009, the Company did not engage in any related party transaction that required review, approval or ratification under the Company’s related party transaction review policies and procedures.  The Company did not engage in any related party transaction where such policies and procedures were not followed.

Amended and Restated Monitoring and Oversight Agreement

In connection with the Merger, on January 27, 2010, we entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with BCI, Unitek USA, Unitek, Unitek Midco, and Unitek Acquisition (collectively with Berliner, BCI, Unitek USA, Unitek, and Unitek Midco, the “Clients”) and HM Capital Partners I LP (“HM LP”).    Pursuant to the M&O Agreement, the Clients will pay HM LP an annual fee of $720,000 for calendar year 2010, $730,000 for calendar year 2011 and $754,000 for calendar year 2012 and for each calendar year thereafter, in consideration for HM LP’s provision of financial oversight and monitoring services to the Clients as they may be requested from time to time.  Each annual fee mentioned above will be payable in equal quarterly installments on March 31, June 30, September 30 and December 31 of the applicable year; provided, that such payment will not be paid unless the Total Leverage Ratio (as such term is defined in the Unitek First Lien Credit Agreement, which such term is defined in the Merger Agreement) is below 3.50:1.00 at the end of the applicable quarter, and if not paid, each such payment will accrue until the Total Leverage Ratio is below 3.50:1.00 at any subsequent quarter at which time all accrued and unpaid payments will become due and payable.  Further, to the extent any amounts payable under the M&O Agreement are not permitted to be paid under the Unitek First Lien Credit Agreement, such amounts will continue to accrue until the earlier of the time at which such amounts are permitted to be paid under the Unitek First Lien Credit Agreement or the termination of the Unitek First Lien Credit Agreement in accordance with its terms, at which such time such amounts will become due and payable.

Each of the Clients have also agreed to indemnify HM LP, its affiliates, and their respective directors, partners, officers, controlling persons, agents and employees (collectively referred to as the “Indemnified Persons”) from and against any and all claims, liabilities, losses, damages and expenses incurred by any Indemnified Person (including those arising out of an Indemnified Person’s negligence and reasonable fees and disbursements of the Indemnified Person’s counsel) related to or arising out of (i) actions taken or omitted to be taken by any of the Clients, (ii) actions taken or omitted to be taken by an Indemnified Person with any Client’s consent or in conformity with any Client’s instructions or any Client’s actions or omissions or (iii) HM LP’s engagement that do not result primarily from the bad faith, gross negligence or willful misconduct of such Indemnified Persons.

The M&O Agreement expires upon the earlier of September 27, 2017 or a buyout of the M&O Agreement.  Berliner is obligated to buy out the M&O Agreement upon the first to occur of: (1) any sale or distribution by Berliner or its subsidiaries to the public of its capital stock and, in connection therewith, the capital stock of Berliner or its subsidiaries becoming listed on an established stock exchange or a national market system; (2) any consolidation or merger of Berliner with or into another entity or other business combination or transfer of securities of Berliner by any of its stockholders or a series of transactions in which the stockholders of Berliner immediately prior to such transaction own less than 50% of the equity of Berliner or HM Capital Partners LLC or any fund or management company affiliated therewith owns less than 25% of the equity of Berliner; (3) any sale, license, transfer or disposition of all or substantially all of the assets of Berliner; or (4) the Special Committee’s approval of Berliner buying out the M&O Agreement.

Peter Brodsky and Joseph Colonnetta are Partners and Daniel Hopkin is a Vice President of HM Capital Partners LLC, which is an affiliate of HM LP.

Credit Support Agreement

Peter Brodsky and Joseph Colonnetta are Partners and Daniel Hopkin is a Vice President of HM Capital Partners LLC, which is an affiliate of Sector Performance Fund, LP and SPF SBS LP (the “Credit Support Parties”).  Furthermore, Peter Brodsky and Joseph Colonnetta are each executive officers of the ultimate general partner of each of the Credit Support Parties and they each own an interest in such general partner.  Daniel Hopkin is an officer of the ultimate general partner of each of the  ultimate general partner of each of the Credit Support Parties and owns an interest in the general partner of Sector Performance Fund, LP.

Nex-Link USA, LLC

Unitek USA and C. Scott Hisey, the Chief Executive Officer of Berliner, jointly own and operate Nex-Link USA, LLC, a Delaware limited liability company (“Nex-Link”), a joint venture formed by Mr. Hisey as a disabled veteran-owned business enterprise for the purpose of supporting customers requiring work to be completed by a disabled veteran-owned entity.  Mr. Hisey, a registered disabled veteran, owns 51% of the membership units of Nex-Link.  Unitek USA owns the remaining 49% of the membership units of Nex-Link.  Nex-Link’s assets were valued at approximately $0.1 million as of December 31, 2009.  Nex-Link generated sales of approximately $0.7 million in 2009.  Historically, Nex-Link has distributed 100% of its net income to Unitek USA.  Furthermore, Unitek USA is a lender to Nex-Link pursuant to a revolving credit agreement, dated as of July 2, 2008 (the “Nex-Link Credit Agreement”).  Nex-Link’s current principal outstanding under the Nex-Link Credit Agreement is approximately $0.2 million.  Under the Unitek First Lien Credit Agreement, the maximum amount that Unitek USA and its subsidiaries may lend to third parties, including Nex-Link, is $1,000,000 in the aggregate.  No principal or interest payable under the Nex-Link Credit Agreement was paid in Berliner’s last fiscal year.  Nex-Link’s effective interest rate for Berliner’s last fiscal year was based on the prime rate published in the Wall Street Journal plus two percent.  Mr. Hisey is indemnified by Nex-Link for actions he takes as an owner, officer or director of Nex-Link to the fullest extent permitted by Delaware law.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Seidman, LLP, (“BDO Seidman”) independent registered public accountant, audited the financial statements of the Company for the fiscal year ended June 30, 2009.  The Audit Committee has selected BDO Seidman as the Auditors of the Company for the six months ending December 31, 2009.  No member of BDO Seidman or any of its associates has any financial interest in the Company or its affiliates.

AUDIT FEES

Six Months Ended December 31, 2009. The aggregate fees billed for professional services rendered by BDO Seidman for the audit of the Company’s financial statements for the six months ended December 31, 2009, together with its review of the financial statements included in the Company’s quarterly report on Form 10-Q, amounted to approximately $145,131.

Fiscal Year 2009.  The aggregate fees billed for professional services rendered by BDO Seidman for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2009, together with its review of the financial statements included in the Company’s quarterly reports on Form 10-Q, amounted to approximately $223,195.

Fiscal Year 2008.  The aggregate fees billed for professional services rendered by BDO Seidman for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2008, together with its review of the financial statements included in the Company’s quarterly reports on Form 10-Q, and tax fees amounted to approximately $229,380.

All services to be performed for us by independent public accountants must be pre-approved by the Audit Committee, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

	Six Months Ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	$145,131	$167,000	$217,000

Audit Related Fees	$-	$45,250	$12,380

Tax Fees	$-	$10,945	$-

Other Fees	$-	$-	$-
	$145,131	$223,195	$229,380

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Our Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009
Our Consolidated Statements of Operations for the years ended June 30, 2009 and 2008 and for the six months ended December 31, 2009 and 2008 (unaudited)
Our Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009 and 2008 and for the six months ended December 31, 2009
Our Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008 and for the six months ended December 31, 2009 and 2008 (unaudited)

(b)	Exhibits

Exhibit Number	Description	Filed Herewith
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Incorporated herein by reference from Company’s Form 10-Q filed on February 14, 2007

3.2	Amended and Restated Bylaws of eVentures Group, Inc.	Incorporated herein by reference from Company’s Form 10-K filed on September 28, 2005

4.1	Warrant for the Purchase of Shares of Common Stock issued by Berliner Communications, Inc. to Sigma Capital Advisors, LLC, dated December 29, 2006	Incorporated herein by reference from Company’s Form 8-K filed on January 5, 2007

4.2	Warrant for the Purchase of Shares of Common Stock issued by Berliner Communications, Inc. to Punk, Ziegel & Company, L.P., dated December 29, 2006	Incorporated herein by reference from Company’s Form 8-K filed on January 5, 2007

4.3	Warrant for the Purchase of Shares of Common Stock issued by Berliner Communications, Inc. to Sigma Capital Advisors, LLC, dated February 15, 2007	Incorporated herein by reference from Company’s Form 8-K filed on February 22, 2007

4.4	Warrant for the Purchase of Shares of Common Stock issued by Berliner Communications, Inc. to Punk, Ziegel & Company, L.P., dated February 15, 2007	Incorporated herein by reference from Company’s Form 8-K filed on February 22, 2007

4.5	Warrant for the Purchase of Shares of Common Stock issued by Berliner Communications, Inc. to Digital Communication Services, Inc., dated February 28, 2007	Incorporated herein by reference from Company’s Form 8-K filed on March 6, 2007

10.1*	Employment Agreement, dated as of November 15, 2007, by and between Berliner Communications, Inc. and Raymond A. Cardonne, Jr.	Incorporated herein by reference from Company’s Form 8-K filed on November 15, 2007

10.2*	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Richard B. Berliner	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.3*	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Nicholas Day	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.4*	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Michael S. Guerriero	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.5*	Employment Agreement, dated as of June 30, 2009, by and between Berliner Communications, Inc. and Robert Bradley	Incorporated herein by reference from Company’s Form 8-K filed on July 2, 2009

10.6	Asset Purchase Agreement, dated as of April 16, 2007, by and among Radian Communication Services, Inc. and BCI Communications, Inc.	Incorporated herein by reference from Company’s Form 8-K filed on April 20, 2007

10.7	Revolving Credit and Security Agreement, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank National Association as lender and agent	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.8	First Amendment to Revolving Credit and Security Agreement, dated March 31, 2009, by and between BCI Communications, Inc. and PNC Bank, National Association	Incorporated herein by reference from Company’s Form 8-K filed on April 3, 2009

10.9	Second Amendment to Revolving Credit and Security Agreement, dated September 25, 2009, by and between BCI Communications, Inc. and PNC Bank, National Association	Incorporated herein by reference from Company’s Form 10-K filed on September 28, 2009

10.10	$15,000,000 Revolving Credit Note, dated April 17, 2008, between BCI Communications, Inc. as borrower and PNC Bank, National Association as lender and agent	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.11	Guaranty & Suretyship Agreement, dated April 17, 2008, made by Berliner Communications, Inc. as guarantor on behalf of BCI Communications, Inc. and in favor of PNC Bank, National Association	Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.12
Guarantor’s Ratification of that certain Guaranty & Suretyship Agreement dated April 17, 2008, made by Berliner Communications, Inc. as guarantor on behalf of BCI Communications, Inc. and in favor of PNC Bank, National Association
Incorporated herein by reference from Company’s Form 10-K filed on September 28, 2009

10.13
Subordination & Inter-creditor Agreement, dated April 17, 2008, by and among PNC Bank, National Association as agent for the lenders and Sigma Opportunity Fund, LLC, Sigma Berliner, LLC, Operis Partners I LLC, and Pacific Asset Partners as the subordinated investors
Incorporated herein by reference from Company’s Form 8-K filed on April 23, 2008

10.14	Agreement and Plan of Reorganization, dated September 15, 2008, between Berliner Communications, Inc, and Old Berliner, Inc.	Incorporated herein by reference from Company’s Form 8-K filed on September 15, 2008

10.15*	Berliner Communications, Inc. Omnibus Securities Plan, Adopted Effective September 22, 1999	Incorporated herein by reference from Company’s Form S-8 filed on July 30, 2007

10.16*	Berliner Communications, Inc. 2009 Omnibus Equity and Incentive Compensation Plan	Incorporated herein by reference from Appendix A to the Company’s Proxy Statement filed on October 27, 2009

18.1	Preferability Letter of BDO Seidman, LLP	X

21.1	Subsidiaries of Berliner Communications, Inc.	X

23.1	Consent of BDO Seidman, LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Berliner Communications, Inc.

By:	/s/ C. Scott Hisey
Name:	C. Scott Hisey
Title:	Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

SIGNATURE	TITLE

/s/ C. Scott Hisey	Chief Executive Officer
C. Scott Hisey	(Principal Executive Officer)

/s/ Ronald J. Lejman	Chief Financial Officer and Treasurer
Ronald J. Lejman	(Principal Financial Officer)

/s/ Peter Giacalone	Director, Chairman of the Board and President
Peter Giacalone

/s/ Rich Berliner	Director, Chief Marketing Officer and Chief Executive
Rich Berliner	Officer of BCI Communications, Inc.

/s/ Peter Brodsky	Director
Peter Brodsky

/s/ Dan Hopkin	Director
Dan Hopkin

/s/ Joe Colonnetta	Director
Joe Colonnetta

/s/ Dean MacDonald	Director
Dean MacDonald

/s/ Mark Dailey	Director
Mark Dailey

/s/ Richard Siber	Director
Richard Siber

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Berliner Communications, Inc.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheets of Berliner Communications, Inc. and Subsidiaries as of December 31, 2009 and June 30, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six month period ended December 31, 2009 and for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berliner Communications, Inc. and Subsidiaries at December 31, 2009 and June 30, 2009, and the results of their operations and cash flows for the six month period ended December 31, 2009 and for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for goodwill as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 350 Intangibles—Goodwill and Other on December 31, 2009.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 31, 2010

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,518	$1,390
Accounts receivable, net of allowance for doubtful accounts of $522 and $200 at December 31, 2009 and June 30, 2009, respectively	26,573	20,116
Income tax receivable	2,251	2,659
Inventories	999	1,005
Deferred tax assets - current	-	429
Prepaid expenses and other current assets	670	891
	32,011	26,490
Property and equipment, net	2,064	2,239
Amortizable intangible assets, net	353	479
Goodwill	2,284	2,284
Deferred tax assets - long-term	-	2,789
Other assets	283	276
Total Assets	$36,995	$34,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,586	$4,644
Accrued liabilities	4,905	3,685
Line of credit	5,518	2,967
Current portion of long-term debt	333	777
Current portion of capital lease obligations	206	118
	19,548	12,191
Long-term debt, net of current portion	4	18
Long-term capital lease obligations, net of current portion	234	194
Deferred tax liabilities	146	-
Other long-term liabilities	484	105
Total liabilities	20,416	12,508

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	25,815	25,766
Accumulated deficit	(9,237)	(3,718)
Total stockholders’ equity	16,579	22,049
Total liabilities and stockholders’ equity	$36,995	$34,557

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Six Months Ended		Years ended
	December 31,		June 30,
	2009	2008	2009	2008
		(Unaudited)
Revenue	$42,885	$27,621	$54,491	$128,372
Costs of revenue	31,910	18,373	38,786	83,452
Gross profit	10,975	9,248	15,705	44,920
Selling, general and administrative expenses	12,008	10,643	20,473	25,703
Depreciation and amortization	634	628	1,285	1,190
(Gain) loss on sale of fixed assets	5	(5)	(8)	(11)
Income (loss) from operations	(1,672)	(2,018)	(6,045)	18,038

Other (income) expense
Interest expense	198	107	208	1,359
Amortization of deferred financing fees and accretion of debt discount	30	30	60	2,031
Interest income	(7)	(52)	(59)	(71)
Other income	(22)	(356)	(373)	(162)
Income (loss) before income taxes	(1,871)	(1,747)	(5,881)	14,881
Income tax (benefit) expense	3,635	(519)	(2,457)	6,427
Net income (loss) allocable to common shareholders	$(5,506)	$(1,228)	$(3,424)	$8,454

Net income (loss) per share:
Basic	$(0.21)	$(0.05)	$(0.13)	$0.47
Diluted	$(0.21)	$(0.05)	$(0.13)	$0.31

Weighted average number of shares outstanding:
Basic	26,516	26,365	26,439	17,918
Diluted	26,516	26,365	26,439	27,166

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share and per share data)

	Common Stock
	100,000,000 shares authorized		Additional		Total
	$0.00002 par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2007	17,080,906	$-	$15,655	$(8,748)	$6,907

Stock-based compensation		-	181	-	181
Exercise of warrants	2,982,951	-	5	-	5
Exercise of stock options	126,875	-	69	-	69
Change in conversion price on convertible notes payable		-	720	-	720
Conversion of convertible debt	6,000,000	1	6,000	-	6,001
Net income		-	-	8,454	8,454
Balance at June 30, 2008	26,190,732	1	22,630	(294)	22,337

Stock-based compensation		-	580	-	580
Tax benefit on exercise of stock options		-	18	-	18
Exercise of warrants	200,000	-	146	-	146
Issuance of Director Shares	125,000	-	137	-	137
Reorganization expenses		-	(106)	-	(106)
NOLs acquired through Old
Berliner reorganization		-	2,361	-	2,361
Net loss		-	-	(3,424)	(3,424)
Balance at June 30, 2009	26,515,732	1	25,766	(3,718)	22,049

Cumulative adjustment for fair value of warrants			(55)	(13)	(68)
Stock-based compensation			105		105
Reorganization expenses			(1)		(1)
Net loss				(5,506)	(5,506)
Balance at December 31, 2009	26,515,732	$1	$25,815	$(9,237)	$16,579

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	December 31,		Year Ended June 30,
	2009	2008	2009	2008
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,506)	$(1,228)	$(3,424)	$8,454
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	634	628	1,285	1,190
Amortization of deferred financing fees	30	30	60	591
Change in fair value of embedded derivative	1	-	-	-
Bad debt expense	480	186	342	569
Stock-based compensation	105	417	734	181
(Gain) loss on sale of fixed assets	5	(5)	(8)	(14)
Accretion of interest from warrants	-	20	-	1,372
Financing fees	-	-	-	26
Deferred tax assets, net	3,365	(704)	186	204
Changes in operating assets and liabilities:
Accounts receivable	(6,652)	10,488	10,925	(8,262)
Income tax receivable	408	-	(2,659)	-
Inventories	6	60	7	(308)
Prepaid expenses and other current assets	191	295	458	41
Other assets	183	(13)	(9)	119
Accounts payable	3,938	(1,516)	(174)	(2,578)
Accrued liabilities	1,033	(6,384)	(8,401)	4,837
Accrued income taxes	-	(1,849)	(1,849)	1,522
Net cash (used in) provided by operating activities	(1,779)	425	(2,527)	7,944
Cash flows from investing activities:
Purchases of property and equipment	(113)	(279)	(413)	(956)
Cash paid for acquisitions and transaction costs	-	(200)	(200)	(39)
Proceeds from the sale of property and equipment	12	8	14	48
Net cash used in investing activities	(101)	(471)	(599)	(947)
Cash flows from financing activities:
Proceeds from line of credit	38,924	40,335	70,904	120,453
Repayment of line of credit	(36,373)	(40,552)	(68,154)	(125,773)
Repayment of long-term debt	(458)	(770)	(1,276)	(972)
Repayment of capital leases	(84)	(64)	(171)	(90)
Proceeds from exercise of stock options and warrants	-	146	146	75
Reorganization expenses	(1)	-	(106)	-
Net cash (used in) provided by financing activities	2,008	(905)	1,343	(6,307)

Net increase (decrease) in cash and cash equivalents	128	(951)	(1,783)	690
Cash and cash equivalents at beginning of period	1,390	3,173	3,173	2,483
Cash and cash equivalents at end of period	$1,518	$2,222	$1,390	$3,173

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	December 31,		Year Ended June 30,
	2009	2008	2009	2008
		(Unaudited)

Supplemental cash flow information:
Interest paid	$109	$67	$134	$1,310
Income taxes paid	$8	$2,030	$1,972	$5,492
Non-cash investing and financing activities:
Assets purchased under capital leases	$209	$-	$13	$262
Purchase of vehicles financed with notes payable	$-	$-	$-	$14
Federal net operating loss carryforwards acquired in Old Berliner Recapitalization	$-	$-	$2,361	$-
Conversion of 7% Convertible Notes Payable	$-	$-	$-	$6,000

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On January 27, 2010, Berliner, BCI East, Inc., a Delaware corporation and a wholly owned subsidiary of Berliner (“Merger Sub”), and Unitek Holdings, Inc., a Delaware corporation (“Unitek”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged (the “Merger”) with and into Unitek and Unitek became a wholly owned subsidiary of Berliner.  The time on January 27, 2010 at which the Merger became effective is referred to herein as the “Effective Time.” Following the Merger, Berliner is now doing business as UniTek Global Services, Inc. (“UNTK”).

UNTK is now the public reporting entity.  Prior to the Merger, Berliner had a June 30 fiscal year end.  After the Merger, the fiscal year for Berliner, now UNTK, was changed by the Board of Directors to end on December 31, 2009.  The financial presentation set forth in this Report on Form 10-K relates to the historic financials of Berliner for the six-month period ending December 31, 2009.  We have added relevant information about UniTek and its various other subsidiaries where we have deemed it helpful or informative.  We intend to file a Form 8-K/A on or before April 12, 2010, which will present historical financial information for UniTek as well as pro forma financial information.  As a result of the Merger, the Company’s results for the six-month period ending December 31, 2009 are not indicative of the results to be expected for any future periods.

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

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

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

Prepaid Expenses and Other Assets

Prepaid expenses are recorded as assets and expensed in the period in which the related services are received. At December 31, 2009 and June 30, 2009, current prepaid expenses and other current assets totaled approximately $0.7 million and $0.9 million, respectively, and consisted mainly of rental payments, insurance and income tax payments.  Other non-current assets of approximately $0.3 million at December 31, 2009 and June 30, 2009 are mainly deposits for our office and warehouse locations.

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

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

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

The Company determines the fair value of the business acquired (reporting units) for purposes of this test primarily using indications of value determined by the use of Guideline Public Company and Precedent Transactions Analyses. The fair value of the Company’s reporting units derived using the aforementioned analyses exceeded the carrying values of the reporting units at January 31 and December 31, 2009. Accordingly, step two was unnecessary and no impairment charge was recognized in the consolidated statements of income for the year ended June 30, 2009 or the six months ended December 31, 2009.  Effective December 31, 2009, the Company changed its annual goodwill impairment testing date from January 31 to December 31 of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period which was changed to December 31 from June 30 on January 27, 2010, thereby aligning impairment testing procedures with year-end financial reporting. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

Goodwill through the six months ended December 31, 2009 and the years ended June 30, 2009 and 2008 consisted of the following:

Beginning balance, July 1, 2007	$2,270

Digitcom acquisition - purchase price adjustment	(225)
Comtech acquisition - additional payment	39
Ending balance June 30, 2008	2,084

T3 acquisition	200
Ending balance December 31, 2009 and June 30, 2009	$2,284

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

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using applicable tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that such assets will not be recovered.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

Stock-based Compensation

We elected to adopt Topic 718, “Compensation – Stock Compensation” using a modified prospective application, whereby the provisions of the statement are applied going forward only from the date of adoption to new (issued subsequent to July 1, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. All of our previously issued options had fully vested prior to July 1, 2005.

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

The following weighted average assumptions used for purposes of determining the fair value were as follows:

	Six months ended December 31,		Years ended June 30,
	2009	2008	2009	2008
		(Unaudited)
Risk-free interest rate	2.43% - 2.66%	2.06% - 3.06%	1.50% - 3.06%	2.58% - 4.97%
Dividend yield	0%	0%	0%	0%
Volatility	68%	64% - 67%	64% - 68%	66% - 71%
Life	6.25 Years	6.25 Years	6.25 Years	5 - 7.5 Years

Earnings (Loss) per Share

We calculate earnings per share in accordance with Topic 260, “Earnings Per Share” (“EPS”). Topic 260 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures.

Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed as net income divided by the weighted-average number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options and warrants are reflected in diluted earnings per share by application of the treasury stock method. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

The weighted average number of common shares utilized in the EPS computation for the six months ended December 31, 2009 and 2008 (unaudited) and for the years ended June 30, 2009 and 2008 was 26,515,732, 26,364,509, 26,439,499 and 17,918,035, respectively.

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

	Six Months Ended		Years ended
	December 31,		June 30,
	2009	2008	2009	2008
		(Unaudited)
Basic earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(5,506)	$(1,228)	$(3,424)	$8,454

Denominator:
Weighted average common shares outstanding	26,516	26,365	26,439	17,918
Net income (loss) per share – basic	$(0.21)	$(0.05)	$(0.13)	$0.47

	Six Months Ended		Years ended
	December 31,		June 30,
	2009	2008	2009	2008
		(Unaudited)
Diluted earnings per share:
Numerator:
Net income (loss) allocable to common shareholders	$(5,506)	$(1,228)	$(3,424)	$8,454

Denominator:
Weighted average common shares outstanding	26,516	26,365	26,439	17,918
Effect of dilutive securities:
Stock options	-	-	-	563
Warrants	-	-	-	8,685
Weighted average common shares outstanding assuming dilution	26,516	26,365	26,439	27,166
Net income (loss) per share - diluted	$(0.21)	$(0.05)	$(0.13)	$0.31

Common share equivalents consist of stock options and warrants using the treasury stock method. For the year ended June 30, 2008, 320,690 stock options were excluded from the computation of diluted net income per share because the exercise price of these were greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

Fair Value of Financial Instruments

The Company adopted Topic 820, “Fair Value Measurements and Disclosures” for cash and cash equivalents effective July 1, 2008. This Topic defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Topic 820 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

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

The Company’s investment in overnight money market institutional funds, which amounted to $1.2 million and $1.2 million at December 31, 2009 and June 30, 2009, respectively, is included in cash and cash equivalents on the accompanying balance sheets and is classified as a Level 1 asset.

Currently, Topic 820 applies to the derivative that is within our Warrants, which is included in accrued liabilities in our consolidated balance sheet and is considered a Level 3 liability. The derivative was valued using the Black-Scholes Merton pricing model. The key inputs in the model are as follows:

	December 31,	June 30,
	2009	2009
Maturity date	12/29/2011	12/29/2011
Risk-free interest rate	0.95%	1.72%
Price of Common Stock	$0.80	$0.75
Volatility	67%	68%

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Topic 820 “Fair Value Measurements and Disclosures” (“Topic 820”) which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. The provisions of Topic 820, which are effective for financial statements issued for the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years except as it relates to financial assets and liabilities, which we adopted effective July 1, 2008. The adoption on July 1, 2009 of the remaining provisions of Topic 820 did not have a material effect to the financial statements taken as a whole.

In May 2008, the FASB issued Topic 470.20”Debt with Conversion and Other Options” (“Topic 470-20”), which applies to convertible debt that includes a cash conversion feature. Under Topic 470.20, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Topic 470.20 is effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 470.20 effective July 1, 2009 with no material impact on the Company’s consolidated financial position and results of operations.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

In June 2008, the FASB ratified Topic 815.40 “Derivatives and Hedging, Contracts in an Entity’s Own Equity” (“Topic 815.40”). Topic 815.40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Topic 815.40 is effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 815.40 effective July 1, 2009 with no material impact on the Company’s consolidated financial position and results of operations. The Company recognized a liability at July 1, 2009 of $68 thousand with a corresponding offset to Additional paid-in capital and Cumulative adjustment to accumulated deficit, which represented the fair value of certain warrants to purchase the Company’s Common Stock on that date. The Company recognized other expense during the six months ended December 31, 2009 of $1 thousand representing the change in fair value of these warrants during the period.

In May 2009, the FASB issued Topic 855 “Subsequent Events” (“Topic 855”) to be effective for the interim or annual periods ending after June 15, 2009. The objective of this Topic is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth a) the period after the balance sheet date during which management of a reporting entity  should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of the adoption of Topic 855 was not material on the Company’s consolidated financial position and results of operations. The Company evaluated subsequent events through the date the financial statements were issued.

3.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable at December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009
Accounts receivable	$19,196	$16,204
Unbilled receivables	7,899	4,112
	27,095	20,316
Allowance for doubtful accounts	(522)	(200)
Total	$26,573	$20,116

Unbilled receivables represent revenue on uncompleted infrastructure construction and site acquisition contracts that are not yet billed or billable, pursuant to contract terms. Unbilled receivables are generally billed within three months subsequent to the provision of services. Deferred revenue principally represents the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered. Unbilled receivables and deferred revenue are reported net in accounts receivable. The total value of deferred revenue was $0.8 million and $0.6 million at December 31, 2009 and June 30, 2009, respectively.

The allowance for doubtful accounts for the years ended December 31, 2009 and June 30, 2009 consisted of the following:
	Balance at		Recoveries/	Balance at
	Beginning	Charged to	Deductions/	End of
	of Period	Expense	Write-offs	Period
Allowance for doubtful accounts:
Year ended June 30, 2009	$830	342	(972)	$200
Six months ended December 31, 2009	$200	480	(158)	$522

As of and for the six months ended December 31, 2009, we derived 53% of our total revenue from four customers, and those customers represented 51% of our accounts receivable. During the six months ended December 31, 2009, Clearwire US LLC represented 22%, T-Mobile (and its subsidiaries) and Ericsson, Inc. each represented 13%, and Cox Communications, Inc. represented 6% of our total revenue.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

As of and for the six months ended December 31, 2008, we derived 72% of our total revenue from our six largest customers, and these customers represented 66% of our accounts receivable.  During the six months ended December 31, 2008, American Tower, Cricket Corporation and Ericsson, Inc. each individually represented greater than 5%, T-Mobile (and its subsidiaries) represented 13% , Sprint Nextel Corporation  represented 17% and Metro PCS, Inc. (and its subsidiaries) represented 25% of our net revenue for the period.

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

4.	Property and Equipment

Property and equipment at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31,	June 30,
	2009	2009
Automobiles and trucks	$1,624	$1,691
Furniture and fixtures	501	469
Equipment	3,520	3,312
Computer equipment and software	522	454
Buildings	313	313
Leasehold improvements	291	256
	6,771	6,495
Less: accumulated depreciation	(4,797)	(4,346)
	1,974	2,149
Land	90	90
	$2,064	$2,239

Depreciation on property and equipment for the six months ended December 31, 2009 and 2008 and for the years ended June 30, 2009 and 2008 was approximately $0.5 million, $0.5 million, $0.9 million and $0.8 million, respectively.

5.	Non-Current Assets

Non-current assets include amortizable intangible assets consisting of customer relationships and covenants not to compete. These assets, together with goodwill, were the result of the allocation of the purchase price for acquisitions. Amortization expense related to amortizable intangible assets was $0.1 million, $0.2 million, $0.3 million and $0.4 million for the six months ended December 31, 2009 and 2008 and for the years ended June 30, 2009 and 2008, respectively.

Intangible assets subject to amortization are amortized based upon the assets’ estimated useful lives. Customer relationships have estimated useful lives of 70 months and covenants not to compete have estimated useful lives of approximately 45 months. We will continue to evaluate the estimated useful lives on an ongoing basis.

Scheduled amortization charges for the intangible assets, as of December 31, 2009 are as follows:

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

2010	197
2011	96
2012	60
2013	-
Total	$353

6.	Accrued Liabilities

Accrued liabilities at December 31, 2009 and June 30, 2009 consisted of the following:
	December 31,	June 30,
	2009	2009
Employee compensation	$1,535	$1,230
Construction costs	2,727	2,027
Other	643	428
	$4,905	$3,685

Accrued construction costs are reported net of amounts deferred in the calculation of percentage of completion for our construction and site acquisition projects. The amount of deferred expense included in accrued construction costs was $3.1 million and $1.3 million at December 31, 2009 and June 30, 2009, respectively.

7.	Income Taxes

We adopted Topic 740 “Income Taxes” on July 1, 2007. We recognize interest, if any, as interest expense, and penalties, if any, as a component of selling, general and administrative expense in our consolidated financial statements. We file a consolidated U.S. federal income tax return as well as income tax returns for several state jurisdictions, of which New Jersey is the most significant. We currently have our income tax returns for the periods January 1, 2006 through December 31, 2008 under audit by the State of New Jersey. Income tax returns remain open for examination under U.S. and state statutes for years ended June 30, 2006 and thereafter.

Income tax expense differed from amounts computed by applying the U.S. federal tax rate of 34% to pre-tax income as a result of the following:

	Six months ended December 31,		Years ended June 30,
	2009	2008	2009	2008
		(Unaudited)
Tax expense (benefit) at statutory rate of 34%	$(636)	$(594)	$(1,999)	$5,109
Increase (decrease) in valuation allowance against deferred tax assets	3,625	(43)	54	(2)
State and local income tax expense (benefit), net of income tax benefit	337	(127)	(326)	1,092
Meals and entertainment	44	35	63	64
Financing fees	-	-	-	8
Acquisition costs	265	-	-	-
Other (net)	-	210	(249)	156

(Benefit) provision for income taxes	$3,635	$(519)	$(2,457)	$6,427

The following summarizes the (benefit) provision for income taxes:

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

	Six months ended December 31,		Years ended June 30,
	2009	2008	2009	2008
		(Unaudited)
Current:
Federal	$-	$(518)	$(2,208)	$4,825
State and local	-	(165)	(285)	1,744
Total current	-	(683)	(2,493)	6,569

Deferred:
Federal	3,124	203	178	(105)
State and local	511	(39)	(142)	(37)
Total deferred	3,635	164	36	(142)

(Benefit) provision for income taxes	$3,635	$(519)	$(2,457)	$6,427

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2009 and June 30, 2009 are as follows:

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

	December 31, 2009			June 30.
	Federal	State	Total	2009
Deferred Tax Assets
Current:
Allowance for doubtful accounts	$160	$46	$206	$77
Allowance for obsolete inventory	41	12	53	10
Accrued bonus	-	-	-	3
Accrued vacation	82	24	106	19
Contributions	13	4	17	-
NOL carryforward	640	-	640	320
	936	86	1,022	429
Non-Current:
Stock-based compensation	352	102	454	414
NOL carryforward	2,377	1,057	3,434	3,652
Customer list amortization	172	50	222	201
Covenant amortization	44	13	57	44
Deferred Rent	87	25	112	-
Amortization of warrants in deferred financing fees	77	17	94	95
	3,109	1,264	4,373	4,406
Total Deferred Tax Assets	4,045	1,350	5,395	4,835

Deferred Tax Liabilities
Long-Term
Goodwill amortization	116	30	146	119
Depreciation expense	142	41	183	244
Total Deferred Tax Liabilities	258	71	329	363
	3,787	1,279	5,066	4,472
Less: Valuation allowance	(3,903)	(1,309)	(5,212)	(1,254)
Net deferred tax assets (liabilities)	$(116)	$(30)	$(146)	$3,218

Deferred income taxes result from temporary differences in the financial reporting basis and tax basis of assets and liabilities.

We have federal net operating loss carryforwards of approximately $9.4 million which begin expiring in 2023. These carryforwards are subject to Section 382 limitations as a result of the Acquisition and Old Berliner reorganization. These limitations will need to be re-evaluated due to the Merger.

We have state net operating loss carryforwards of approximately $14.6 million which begin expiring in 2012.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not for some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The effective tax rate differs from the statutory Federal income tax rate primarily due to providing a valuation allowance in 2009 related to NOL's previously anticipated to be utilized.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

Based on management’s assessment of certain tax attributes, we have determined that it was more likely than not that all of our net deferred tax assets (except for goodwill amortization)  totaling approximately $5.2 million will not be realized. This determination was made based on our historical losses and our understanding of the effect of the Merger transaction which is more fully described in Footnote 16. Accordingly, valuation allowances have been established for these net assets.

At December 31, 2009 and June 30, 2009, we had total income taxes receivable of $2.3 million and $2.7 million, respectively, most of which was received in March 2010.

8.	Revolving Credit Facility

PNC Bank, National Association Facility

On April 17, 2008, our wholly owned subsidiary BCI Communications, Inc. (“BCI”), as borrower, became obligated under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”).  Under the terms of the PNC Facility, BCI was entitled to request that PNC make revolving advances to BCI from time to time in an amount up to the lesser of (i) 85% of the value of certain receivables owned by BCI and approved by PNC as collateral or (ii) a total of $15.0 million.  Such revolving advances were used by BCI to repay existing indebtedness, pay fees and expenses relating to entering into the PNC Facility and provide for BCI’s working capital needs.  The balance outstanding at December 31, 2009 was $5.5 million and the amount additionally available on the line of credit was $6.9 million.  In connection with the Merger, on January 27, 2010, the PNC Facility was terminated and paid in full along with an early termination fee of $57,500.

Long-Term Debt

Long-term debt at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31,	June 30,
	2009	2009
Note payable to J&J Leasing due February 2010, at Prime Rate	$292	$438
Notes payable to finance companies related to insurance
premiums, payable in monthly installments of $3
thousand, interest at 3%, due February 2010	5	287
Notes payable to finance companies, payable in monthly
installments of $5 thousand, interest ranging from
5% to 13%, due January 2010 through June 2011	40	70
Capital Leases (Note 9)	440	312
	777	1,107
Less current portion	(539)	(895)
	$238	$212

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

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

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

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

In connection with the conversion of the Notes, we charged the unamortized balance of deferred finance fees in the amount of $0.2 million and the unaccreted balance of the warrants issued in connection with the Notes in the amount of $0.5 million to amortization of deferred financing fees and accretion of debt discount.

9.	Capitalized Leases

We have entered into capital leases for certain automobiles and trucks. As of December 31, 2009 and June 30, 2009, the total cost of the vehicles was approximately $0.8 million and $0.7 million, respectively, and the related accumulated depreciation was approximately $0.4 million and $0.3 million, respectively.

The following is a schedule of future minimum lease payments under capital leases as of December 31, 2009:

2010	$239
2011	177
2012	72
2013	6
Thereafter	2
496
Amounts representing interest	56
Future minimum lease payments	$440

10.	Commitments and Contingencies

Operating Leases

We lease office and warehouse space under various operating leases. Rent expense for the six months ended December 31, 2009 and 2008 was $1.0 million and $0.6 million, respectively, and for the years ended June 30, 2009 and 2008 was $1.2 million and $0.8 million, respectively.

Minimum future amounts due under operating leases are as follows:

2010	$1,984
2011	1,985
2012	1,982
2013	2,019
2014	1,848
Thereafter	4,958
$14,776

11.	Legal Proceedings

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

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

13.	Related Party Transactions

Pursuant to the provisions of the Note Purchase Agreement described in Note 8, so long as the Note remains outstanding or Sigma beneficially owns at least 5% of our outstanding common stock, Sigma has the right to nominate one director to our Board of Directors. On December 29, 2006, Sigma nominated, and our Board of Directors appointed, Thom Waye to serve as a member of our Board of Directors as a Class III director, with his term expiring at the 2008 annual meeting. Mr. Waye was re-elected at the 2008 annual meeting with a term expiring at the 2011 annual meeting. We are obligated to use our best efforts to cause Mr. Waye, as well as all reasonably suited future designees, to continue to serve on our Board of Directors.  During the year ended June 30, 2008, we paid Sigma $0.4 million in interest on the Note. We paid Mr. Waye $9 thousand and $21 thousand during the six months ended December 31, 2009 and 2008, respectively, and $23 thousand and $17 thousand during the years ended June 30, 2009 and 2008, respectively, for his service as a director pursuant to our standard non-employee director compensation program. In addition, during fiscal 2008 we issued 25,000 shares of our common stock to each of Mr. Waye and all of our outside independent directors. The value of the stock issued to each director was $28 thousand at the time of issuance. During the year ended June 30, 2009 we issued 29,166 shares of our common stock to each of Mr. Waye and two of our outside independent directors. The value of the stock issued to each director was $18 thousand at the time of issuance.

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

The following table represents stock options under our Plans as of December 31, 2009:

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

	2001 Plan		1999 Plan		Non-Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at June 30, 2008	16,891	$1,387.50	1,413,685	$3.37	18,704	$6,786.00
Options granted at fair value	-	-	958,326	1.42	-	-
Options cancelled	-	-	(203,629)	1.09	-	-
Outstanding at June 30, 2009	16,891	$1,387.50	2,168,382	$2.72	18,704	$6,786.00
Exercisable at June 30, 2009	16,891	$1,387.50	1,141,451	$3.96	18,704	$6,786.00

Options granted at fair value	-	-	424,896	0.74	-	-
Options cancelled	-	-	(277,957)	13.84	-	-
Outstanding at December 31, 2009	16,891	$1,387.50	2,315,321	$1.02	18,704	$6,786.00
Exercisable at December 31, 2009	16,891	$1,387.50	1,388,615	$0.94	18,704	$6,786.00

The intrinsic values of options exercised, outstanding and exercisable as of and for the six months ended December 31, 2009 were as follows:

Options exercised	$0
Options outstanding	$596,857
Options exercisable	$358,987

Stock-based compensation expense included in the consolidated statement of operations for the years ended June 30, 2009 and 2008 was approximately $0.6 million and $0.2 million, respectively, and $0.1 million and $0.3 million for the six months ended December 31, 2009 and 2008, respectively.. As of December 31, 2009, there was approximately $0.4 million of total unrecognized stock-based compensation cost related to options granted under our Plans that will be recognized over four years.

At December 31, 2009, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding were as follows:

			Options Outstanding and Exercisable
						Weighted
					Weighted	Average
			Number		Average	Remaining
			of		Exercise	Contractual
	Option Price Range		Shares	Exercisable	Price	Life
2001 Plan		$1,387.50	16,891	16,891	$1,387.50	1.03 Years
1999 Plan	$0.30 to	$0.81	1,047,496	725,474	$0.53	6.86 Years
	$0.90 to	$1.48	1,265,408	635,350	$1.35	8.35 Years
		$7.05	167	167	$7.05	4.54 Years
		$8.01	250	250	$8.01	4.16 Years
		$16.50	2,000	2,000	$16.50	0.93 Years
Non-Plan		$3,600.00	637	637	$3,600.00	0.19 Years
		$6,900.00	18,067	18,067	$6,900.00	0.26 Years

During the six months ended December 31, 2009, we issued 424,896 options to 28 individuals with vesting as follows:

		Weighted
	Number	Average
Vesting Period	of Shares	Fair Value

25% per year after one year	22,500	$0.41
25% Immediate and 25% per year thereafter	402,396	0.48
	424,896	0.47

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

The value of this stock based on quoted market values at the time of grant was $0.3 million.

The following table summarizes information about unvested stock option transactions:

	2001 Plan	1999 Plan
			Weighted	Weighted
			Average	Average
	Number of	Number of	Exercise	Fair
	Shares	Shares	Price	Value

Balance at June 30, 2008	-	631,613	$1.14	$0.81
Options granted at fair value	-	958,326	1.42	0.87
Options vested	-	(419,739)	1.26	0.81
Options cancelled	-	(143,269)	1.16	0.95
Outstanding at June 30, 2009	-	1,026,931	1.34	0.85
Options granted at fair value	-	424,896	0.74	0.47
Options vested	-	(382,082)	1.18	0.74
Options cancelled	-	(143,039)	1.27	0.88
Outstanding at December 31, 2009	-	926,706	$1.14	0.72

Stock Warrants

At December 31, 2009, we had issued warrants to purchase up to 1,003,572 shares of our common stock. The following table summarizes those warrant grants:

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

During the year ended June 30, 2009, warrants to purchase 200,000 shares were exercised. These warrants were issued relating to the acquisition of Digitcom. During the year ended June 30, 2008, warrants to purchase 3,000,000 shares were exercised. These warrants were issued relating to the issuance of 7% Senior Subordinated Secured Convertible Notes which were converted on June 25, 2008. See Note 8.

15.	Selected Segment Financial Data

Topic 280 “Segment Reporting” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We do not assign assets to our segments.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

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

	Six Months Ended December 31,
	2009			2008
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total

Revenue	$34,053	$8,832	$42,885	$24,751	$2,870	$27,621
Cost of revenue	25,534	6,376	31,910	17,529	844	18,373
Gross margin	8,519	2,456	10,975	7,222	2,026	9,248
Selling, general and administrative expenses	9,636	2,372	12,008	10,297	346	10,643
Depreciation and amortization	634		634	563	65	628
Gain on sale of fixed assets	5		5	(4)	(1)	(5)
Operating income	$(1,756)	$84	$(1,672)	$(3,634)	$1,616	$(2,018)

	Years Ended June 30,
	2009			2008
	Infrastructure	Site		Infrastructure	Site
	Construction	Acquisition	Total	Construction	Acquisition	Total
Revenue	$44,897	$9,594	$54,491	$98,563	$29,809	$128,372
Cost of revenue	33,960	4,826	38,786	64,643	18,809	83,452
Gross margin	10,937	4,768	15,705	33,920	11,000	44,920
Selling, general and administrative expenses	17,409	3,064	20,473	20,885	4,818	25,703
Depreciation and amortization	1,229	56	1,285	914	276	1,190
Gain on sale of fixed assets	(8)	-	(8)	(8)	(3)	(11)
Operating income	$(7,693)	$1,648	$(6,045)	$12,129	$5,909	$18,038

16.	Subsequent Events

The Merger

On January 27, 2010, Berliner, BCI East, Inc., a Delaware corporation and a wholly owned subsidiary of Berliner (“Merger Sub”), and Unitek Holdings, Inc., a Delaware corporation (“UniTek”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged (the “Merger”) with and into UniTek and UniTek became a wholly owned subsidiary of Berliner.  UniTek is a portfolio company of HM Capital Partners, a Dallas-based private equity firm.  Under the terms of the Merger Agreement, HM Capital and its affiliates will ultimately hold approximately 80% of the common stock of Berliner.  Following the Merger, Berliner is now known as UniTek Global Services, Inc. (“UNTK”).  The Company intends to apply for a new ticker symbol on the OTC Bulletin Board.  Until that time, the Company will continue to trade under the symbol BERL.

UNTK is now the public reporting entity.  Prior to the Merger, Berliner had a June 30 fiscal year end.  After the Merger, the fiscal year for Berliner, now UNTK, was changed by the Board of Directors to end on December 31, 2009.

BERLINER COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ amount in thousands except per share and share amounts)

Notwithstanding the fact that Berliner was the legal acquirer under the Merger and remains the registrant for Securities and Exchange Commission (“SEC”) reporting purposes, the Merger was accounted for as a reverse acquisition with UniTek as the accounting acquirer. Berliner will account for the Merger as a purchase business combination, using UniTek’s historical financial information and accounting policies and applying fair value estimates to the acquired assets, liabilities and commitments of Berliner as of January 27, 2010.

Letter of Credit Transaction

On March 31, 2010, we entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes an incremental $12,000,000 revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Unitek Acquisition for the issuance of letters of credit in support of UniTek Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.