Form 10-Q
period 2010-04-03
BERLINER COMMUNICATIONS INC
filed 2010-05-18
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

1777 Sentry Parkway West
Blue Bell, Pennsylvania 19422
 (Address of Principal Executive Offices)

(267) 464-1700
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

On May 12, 2010, 70,898,230 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
INDEX
		PAGE NO.
PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 3, 2010 (Unaudited)
	and December 31, 2009	3

	Consolidated Statements of Operations (Unaudited) for the three months ended
	April 3, 2010 and April 4, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended
	April 3, 2010 and April 4, 2009	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	21

Item 4T.	Controls and Procedures	27

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		33

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands) (Unaudited)
	April 3,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$414	$2,263
Restricted cash	-	133
Accounts receivable and unbilled revenue, net of allowances	57,040	24,680
Inventories	10,709	8,326
Prepaid expenses and other current assets	4,656	3,804
	72,819	39,206
Property and equipment, net	21,416	20,665
Customer contracts, net	26,933	26,564
Amortizable intangible assets, net	684	377
Goodwill	142,010	137,827
Other assets	7,890	7,202
Total assets	$271,752	$231,841

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$31,435	$19,302
Accrued liabilities	25,597	23,329
Current portion of long-term debt	31,825	33,006
Current income taxes	187	187
Current portion of capital lease obligations	5,179	5,097
	94,223	80,921
Long-term debt, net of current portion	129,577	127,163
Long-term capital lease obligations, net of current portion	3,354	4,244
Deferred income taxes	215	-
Total liabilities	227,369	212,328

Series B Convertible Preferred Stock (liquidation value of $25,000 at April 3, 2010)	12,500	-

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock	-	-
Common stock	2	1,091
Additional paid-in capital	134,581	112,747
Accumulated other comprehensive income	124	60
Accumulated deficit	(102,824)	(94,385)
Total stockholders' equity	31,883	19,513
Total liabilities, convertible preferred stock, and stockholders' equity	$271,752	$231,841

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended
	April 3,	April 4,
	2010	2009

Revenues	$88,968	$68,665
Costs of revenues	76,279	59,944
Gross profit	12,689	8,721
Selling, general and administrative expenses	9,032	6,731
Depreciation and amortization	6,572	6,273
Operating loss	(2,915)	(4,283)

Interest expense	5,172	3,965
Loss from continuing operations before income taxes	(8,087)	(8,248)
Income tax expense	69	379
Loss from continuing operations	(8,156)	(8,627)

(Loss) income from discontinued operations	(284)	1,058
Net loss	$(8,440)	$(7,569)

Net loss per share - basic:
Continuing operations	$(0.07)	$(0.08)
Discontinued operations	0.00	0.01
Net loss	$(0.07)	$(0.07)

Net loss per share - diluted:
Continuing operations	$(0.07)	$(0.08)
Discontinued operations	0.00	0.01
Net loss	$(0.07)	$(0.07)

Weighted average number of shares of common stock outstanding:
Basic	128,576	109,093
Diluted	128,576	109,093

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Three Months Ended
	April 3,	April 4,
	2010	2009

Cash flows from operating activities:
Net loss	$(8,440)	$(7,569)
Adjustments to reconcile net loss to net
cash (used in) operating activities-continuing operations:
Loss (income) from discontinued operations	284	(1,058)
Provision for doubtful accounts	52	519
Depreciation and amortization	6,572	6,273
Amortization of deferred financing fees	788	488
Accrued interest expense on collar	(153)	(11)
Stock-based compensation	399	473
Interest added to debt principal	819	479
Refundable deposits	-	(28)
Loss on sale of fixed assets	2	-
Deferred tax assets, net	69	379
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(5,222)	(4,711)
Inventories	(1,486)	2,804
Prepaid expenses and other current assets	1,834	(4,436)
Accounts payable and accrued expenses	44	5,095
Net cash (used in) operating activities – continuing operations	(4,438)	(1,303)
Net cash (used in) provided by operating activities – discontinued operations	(252)	1,687
Net cash (used in) provided by operating activities	(4,690)	384

Cash flows from investing activities:
Acquisition of property and equipment	(648)	(384)
Proceeds from sale of property and equipment	23	210
Cash restricted for acquisition of business	133	-
Cash paid for acquisition of business	(35)	(410)
Net cash used in investing activities	(527)	(584)

Cash flows from financing activities:
Proceeds from issuance of common shares	420	50
Proceeds from issuance of preferred shares	12,500	-
Proceeds from (repayments of) revolving credit facilities, net	3,000	(1,500)
Repayment of capital leases	(1,509)	(298)
Repayment of long term debt	(2,585)	(390)
Repayment of acquired debt, net of cash acquired	(7,246)	-
Payment of financing fees	(1,187)	-
Net cash provided by (used in) financing activities	3,393	(2,138)

Effect of exchange rate on cash and cash equivalents	(25)	24
Net decrease in cash and cash equivalents	(1,849)	(2,314)
Cash and cash equivalents at beginning of period	2,263	5,348
Cash and cash equivalents at end of period	$414	$3,034

The accompanying notes are an integral part of these financial statements.

BERLINER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Three Months Ended
	April 3,	April 4,
	2010	2009

Supplemental cash flow information:
Interest paid	$4,680	$3,385
Income taxes paid	$70	$18

Significant noncash items:
Fair value of equity paid for acquisition	$19,927	$-
Acquisition of property and equipment financed by capital lease	$119	$-

The accompanying notes are an integral part of these financial statements.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

1.	Business

Headquartered in Blue Bell, Pennsylvania, Berliner Communications, Inc. (“Berliner,” “Company”, “we,” “our,” or “us”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wired and wireless telecommunications, broadband cable and satellite television industries.  Berliner has created a scalable platform through which it can rapidly deploy a highly skilled workforce of over 5,400 through 111 field offices across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services.  The Company operates in two reportable business segments: (1) fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable) and (2) engineering and construction, which include both wireless and wired telecommunications.

On January 27, 2010, Berliner, BCI East, Inc., a Delaware corporation and a wholly owned subsidiary of Berliner (“Merger Sub”), and UniTek Holdings, Inc., a Delaware corporation (“Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged (the “Merger”) with and into Holdings and Holdings became a wholly owned subsidiary of Berliner.  The time on January 27, 2010 at which the Merger became effective is referred to herein as the “Effective Time.” Following the Merger, Berliner is now doing business as UniTek Global Services, Inc.

In 2009, Holdings purchased the assets of AMBB, LLC, Metro Cable Services, Inc. and C&C Communications, Inc to expand its broadband cable presence.  In addition, Holdings completed a market swap with DirecTV.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements as of April 3, 2010, and for the three months ended April 3, 2010 and April 4, 2009, respectively, have been prepared by us in accordance with accounting standards generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Transition Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Current Report on Form 8-K/A filed with the SEC on April 12, 2010.

With the Merger of Berliner and Holdings, Holdings is the accounting acquirer with Berliner the legal acquirer and registrant.  Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.  Berliner filed a transition report on Form 10-K on March 31, 2010.  This quarterly report on Form 10-Q is the first filing of the combined entity.  As the accounting acquirer, Holdings’ historical results are presented for comparison purposes with results of Berliner included in the consolidated results of the Company after the Effective Time.

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued.  No material subsequent events have occurred since April 3, 2010 that required recognition or disclosure in the consolidated financial statements.

3.	Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, amounts contained in certain of the notes to the consolidated financial statements, and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, allowances for bad debts, and valuation of goodwill and intangible assets.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

In the ordinary course of accounting for items discussed above, the Company makes changes in estimates as appropriate and as the Company becomes aware of circumstances surrounding those estimates. Such changes in estimates are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include instruments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. A specific reserve for bad debts is recorded for known or suspected doubtful accounts receivable. For all other accounts, the Company recognizes a general reserve for bad debts based on the length of time receivables are past due and historical write-off experience. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered.

Inventories

Inventories consist primarily of materials and supplies purchased from customers and other suppliers used for installation fulfillment services and wireless construction. Inventories are stated at the lower of cost or market, as determined by the first-in, first out method for the fulfillment segment and average cost for the engineering and construction segment.

Prepaid Expenses and Other Assets

Prepaid and other current assets consist primarily of prepaid insurance, taxes and expenses. These costs are expensed ratably over the related periods of benefit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which principally range from three to seven years for computers, construction equipment, furniture, vehicles, and equipment. The useful life of leasehold improvements is based on the shorter of the term of the lease or five years. Assets under capital leases are amortized over the lesser of the lease term or the asset’s estimated useful life. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized.

Goodwill and Other Intangible Assets

Goodwill is subject to an assessment for impairment using a two-step, fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. The Company completes an annual analysis of the reporting units at the beginning of the fourth quarter of each fiscal year. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount of goodwill for that reporting unit, an impairment loss is recognized for that reporting unit.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

The Company amortizes intangible assets, consisting of customer contracts and non-compete agreements from acquired businesses, on a straight-line basis over the 12- to 84-month lives of those agreements.

Other Long-Term Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 8). At April 3, 2010 and December 31, 2009, $7.0 million and $6.6 million (net), respectively, is included in other long-term assets related to deferred financing fees.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold derivative financial instruments for trading purposes. All derivatives are accounted for at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.

Revenue Recognition

Revenues from fulfillment services provided to the pay television industry are recognized as the services are rendered. The Company recognizes revenue from fulfillment services net of equipment because the Company has determined that it acts as an agent.

The Company also enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed. Unbilled revenues represent amounts earned and recognized in the period for which customer billings are issued in a subsequent period per the contract terms.  In the wireless portion of the engineering and construction segment, revenue is primarily recorded on percentage of completion basis either based on direct costs incurred or on milestones completed.  Losses are recognized when such losses become known.

Net Loss Attributable to Common Shares

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of any instruments convertible to common stock, such as preferred stock, stock options or warrants.  At April 3, 2010 and April 4, 2009, no additional shares were dilutive to the computation because the Company reported a net loss for each of those periods.  Any outstanding stock options, warrants, or other instruments that are convertible to common stock could potentially be dilutive should the Company report net income in a future period.  The weighted average number of common shares outstanding used to calculate the net loss attributable to the common shares assumes that the automatic conversion of the Berliner Series A Preferred Stock (see Note 10) to Berliner Common Stock occurred as of the Effective Time as the Company believed the automatic conversion perfunctory.

The Company has determined that the Series B Preferred Stock is a participating security under ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not.  In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.”  The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  A participating security is included in the computation of basic EPS using the two-class method.  Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period.  Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

However, since the Company reported a loss for the quarter ended April 3, 2010, it was required by the ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the quarter ended April 3, 2010.  In addition, since the Company reported a loss from operations for the quarter ended April 3, 2010, the Series B Preferred Stock was not deemed to be a participating security for the quarter ended April 3, 2010 pursuant to ASC 260.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Basic loss per share:
Numerator:
Net loss allocable to common shareholders	$(8,440)	$(7,569)

Denominator:
Weighted average common shares outstanding	128,576	109,093

Net loss per share - basic	$(0.07)	$(0.07)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Diluted loss per share:
Numerator:
Net loss allocable to common shareholders	$(8,440)	$(7,569)

Denominator:
Weighted average common shares outstanding
Effect of dilutive securities:	128,576	109,093
Stock options	-	-
Warrants	-	-
Weighted average common shares outstanding
assuming dilution	128,576	109,093

Net loss per share - diluted	$(0.07)	$(0.07)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of those instruments. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities. The fair values of debt and derivative instruments are discussed in Notes 8 and 9, respectively.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recorded against a deferred tax asset when it is determined to be more-likely-than-not that the asset will not be realized.

The Company provides an intra-period tax allocation of the income tax expense or benefit for the year among continuing operations and discontinued operations.

Leases

The Company leases vehicles for performing fulfillment services to the pay television industry. Leases are accounted for either as operating or capital depending on the terms of the lease. Each lease is reviewed as to the terms and a determination is made whether the vehicle is an operating or capital lease. Operating lease payments are expensed as incurred.  Capital leases are included on the consolidated balance sheet as a property and equipment and capital lease obligations and depreciated over the expected useful lives.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated fair values.

The consolidated financial statements as of April 3, 2010 and for the three months ended April 3, 2010 and April 4, 2009 include stock option expense as compensation expense. Pretax stock-based compensation expense recognized for the three months ended April 3, 2010 and April 4, 2009 was $0.4 million and $0.5 million, respectively. For the three months ended April 3, 2010 and April 4, 2009, all stock-based compensation expense was included in selling, general, and administrative expenses in the consolidated statements of operations.

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model and recognizes compensation expense on a straight-line basis over the requisite service periods. Stock-based compensation expense recognized during the current period is based on the value of the portion of stock-based awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

Recent Accounting Pronouncements

In January 2010, an amendment to the Financial Accounting Standards Board (“FASB”) fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The Company adopted this amendment during the quarter ended April 3, 2010 (see Note 15).

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

4.	Berliner-UniTek Holdings Merger

On January 27, 2010, Berliner and Holdings entered into the Merger Agreement.  Pursuant to the terms and conditions of the Merger Agreement, at the Effective Time, each outstanding share of common stock of Holdings (the “Holdings Common Stock”) was converted into the right to receive 0.012 shares of series A preferred stock of Berliner (the “Berliner Series A Preferred Stock”) and 0.40 shares of common stock of Berliner (the “Berliner Common Stock”), and each share of series A preferred stock of Holdings (the “Holdings Preferred Stock”) was converted into the right to receive 0.02 shares of series B preferred stock of Berliner (the “Berliner Series B Preferred Stock”). The terms of the Berliner Series A Preferred Stock and the Berliner Series B Preferred Stock are summarized in Item 5.03 in the Form 8-K filed with the SEC on January 27, 2010.  The Merger expanded Holdings presence in the wireless telecommunications market in the site acquisition and construction of wireless cell towers and related services.

Based on the number of shares of Holdings capital stock and Berliner capital stock outstanding as of January 27, 2010, the stockholders of Holdings immediately prior to the Effective Time held more than 80% of the voting capital stock of Berliner outstanding immediately following the Merger.

The total fair value, including assumption of debt, was approximately $27.5 million.  For purposes of allocating fair value, the following is a preliminary allocation of the assets acquired and the liabilities assumed:

Cash	$336
Accounts receivable	27,190
Inventories	898
Prepaid expenses and other assets	2,686
Property and equipment	2,649
Non compete agreements	408
Customer contracts and backlog	4,250
Goodwill	4,147
Other assets	289
Accounts payable and accrued expenses	(14,053)
Other liabilities	(534)
Deferred tax liability	(146)
Capital lease obligations	(611)
Total fair value of net assets acquired	$27,509

The results of the Merger are included in the consolidated results of the Company effective January 27, 2010 in the engineering and construction segment.  During the period ended April 3, 2010, the Merger contributed revenue of approximately $17.1 million and operating loss of $0.4 million, including depreciation and amortization.  The $4.1 million of goodwill associated with the Merger is included in the engineering and construction segment’s assets.

The following unaudited pro forma data presents revenue and results of operations as if the Merger had occurred at the beginning of the period presented:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Revenue	$95,369	$79,770
Loss from continuing operations	(10,339)	(10,169)
Loss from continuing operations per share	$(0.08)	$(0.09)

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

5.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable at April 3, 2010, and December 31, 2009, consist of the following:

	April 3,	December 31,
	2010	2009
Accounts receivable	$38,504	$19,584
Unbilled receivables	20,386	6,425
	58,890	26,009
Allowance for doubtful accounts	(1,850)	(1,329)
Total	$57,040	$24,680

Unbilled receivables principally represent the value of services rendered to customers not billed as of the balance sheet date.  Unbilled receivables are generally billed within three months subsequent to the provision of the services. Unbilled receivables are net of deferred revenue which represent amounts that have been billed to customers as of the balance sheet date but for which the requisite services have not yet been rendered. The total amount of deferred revenue included in unbilled receivables was $0.8 million at April 3, 2010 and zero at December 31, 2009.

For the three months ended April 3, 2010, we derived approximately 60% of our total revenue from our two largest customers, and these customers represented 42% of our accounts receivable. Each of these customers represented in excess of 10% of our total net revenue. For the three months ended April 4, 2009, we derived 85% of our total revenue from our three largest customers.

6.	Inventories

Inventories totaled approximately $10.7 million and $8.3 million as of April 3, 2010, and December 31, 2009, respectively. Inventories consist of materials and supplies primarily purchased from the customer and used for installation fulfillment services.  Inventories are stated at the lower of cost or market, as determined by the first-in, first out method for the fulfillment segment and average cost for the engineering and construction segment.

7.	Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the three months ended April 3, 2010:

Beginning balance	$137,827
Goodwill associated with Merger	4,147
Revision of purchase price allocations	36
Ending balance	$142,010

Other intangible assets consisted of the following:

	April 3,	December 31,
	2010	2009
Intangible assets:
Customer contracts and backlog	$74,718	$70,468
Noncompete agreements	1,433	1,025
Total intangible assets	76,151	71,493

Accumulated amortization:
Customer contracts and lists	47,785	43,904
Noncompete agreements	749	648
Total accumulated amortization	48,534	44,552
Intangible assets, net	$27,617	$26,941

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

The estimated amortization expense for the nine months ending December 31, 2010 and for each of the following four years is as follows:

Nine Months ending December 31, 2010	$11,109
2011	7,998
2012	6,236
2013	1,049
Thereafter	1,225
Total	$27,617

8.	Long Term Debt

Long-term debt consisted of the following:

	April 3,	December 31,
	2010	2009
First Lien Credit Agreement:
Revolving Credit Facility	$14,500	$11,500
Term B Credit Facility	72,917	75,503
Term C Credit Facility	19,500	19,500
	106,917	106,503

Second Lien Credit Agreement:
Term facility	25,000	25,000
Holdings revolving facility	29,485	28,666
Total debt	161,402	160,169
Less current portion	31,825	33,006
Long-term debt, net of current portion	$129,577	$127,163

Maturities of long-term debt are as follows:

Period ended December 31,
Nine months ending 2010	$31,240
2011	2,340
2012	127,822
Total	$161,402

Term Loan (First Lien)

The Company is party to the First Lien Credit Agreement, dated September 27, 2007 (the “First Lien Credit Agreement”), which provides for a First Lien Revolving Credit Facility (the “Revolving Credit Facility”), a First Lien Term B Credit Facility (the “Term B Credit Facility”) and a First Lien Term C Credit Facility (the “Term C Credit Facility”). The Company entered into two amendments with the lenders under the First Lien Credit Agreement in 2009. The first amendment, in June 2009, modified certain covenants in return for a 1% fee and an increase in the interest rate. The second amendment, in December 2009, provided retroactive covenant relief for certain matters as of December 31, 2008, modified certain financial covenants through September 2012 pending meeting the required terms for closing the amendment and provided forbearance through February 15, 2010 until certain terms were met. These terms were met with an infusion of equity and the closing of the Merger in January 2010.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

The Revolving Credit Facility provides loans in a maximum amount of $20 million and matures on September 27, 2012. In connection with the closing of an amendment in January 2010, the interest rate is, at the Company’s option, either a rate of one-half of 1% per annum above the Federal Funds Rate plus 5.0% for base rate advances or the Eurodollar rate plus 6% provided that the rate will increase 75 basis points if the Company’s Leverage Ratio (as defined in the First Lien Credit Agreement) exceeds a certain level. Unused borrowings under the Revolving Credit Facility are subject to a 1% commitment fee per annum. As of April 3, 2010, the Company had drawn $14.5 million on the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are classified as long-term debt based on the Company’s intent and ability to refinance the borrowing on a long-term basis. Borrowings on the Revolving Credit Facility are secured by the assets of the Company.

The Term B Credit Facility as amended provides for borrowings up to  $78 million. As of April 3, 2010, $72.9 million was outstanding under the Term B Credit Facility. The term loan provides for interest, depending on the Company’s election, with interest at a rate of one-half of 1% per annum above the Federal Funds Rate plus 5.5% or Eurodollar plus 6.5%. At December 31, 2009, in connection with the closing of an amendment in January 2010, the interest rate increases by 75 basis points if the Company’s Leverage Ratio exceeds a certain level. The loan under the Term B Credit Facility is to be amortized from December 31, 2007 until maturity. The Term B Credit Facility is secured by substantially all of the assets of the Company.

The Term C Credit Facility is for $19.5 million which is the outstanding balance as of April 3, 2010. The interest rate was amended to 16.25% on $8.0 million of the Term C Credit Facility for the period from April 1, 2009 to December 31, 2009 in connection with the December 2009 amendment and 13.08% on the remaining $11.5 million.  Effective January 1, 2010, the interest rate on the $8.0 million increased to 16.5%.

The First Lien Credit Agreement, as amended, includes various financial covenants, the most significant of which requires that the Company maintain certain quarterly financial ratios and limits annual capital expenditures. The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on the Company’s ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business.   The Company was in compliance with all covenants at April 3, 2010.

Term Loan (Second Lien)

The Company is party to the Second Lien  Term Loan Agreement, dated September 27, 2007 (the “Second Lien Credit Facility”), which provides for a $25 million term facility that matures on September 27, 2012 and is repayable in full at that date. The Company entered into two amendments with the lenders under the Second Lien Credit Facility in 2009. The first amendment, in May 2009, modified certain covenants in return for a 1% fee and an increase in the interest rate. The second amendment, in December 2009, modified certain financial covenants through September 2012 pending meeting the required terms for closing the amendment. These terms were met with an infusion of equity and the closing of the Merger.  The interest rate at December 31, 2009 was the greater of 15.0% per annum and the Eurodollar rate plus 7.25%. The second amendment included a change in the interest rate to a rate of the greater of 15.75% per annum and the Eurodollar rate plus 7.25%. Interest is due quarterly beginning on December 31, 2007 until maturity. The Second Lien Credit Facility is secured by substantially all of the assets of the Company.  The Second Lien Credit Facility includes various covenants, the most significant of which requires the Company to maintain certain quarterly financial ratios and limits capital expenditures. With the closing of the December 2009 amendment in January 2010, the Company was in compliance with all covenants at December 31, 2009 and April 3, 2010.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

Loan Authorization Agreement

Holdings entered into a Loan Authorization Agreement dated as of September 25, 2007 (the “Loan Authorization Agreement”), with BMO Capital Markets Financing, Inc. (“BMO”).  The Loan Authorization Agreement established an $18 million revolving credit facility (the “BMO Revolving Facility”), and amounts borrowed against the BMO Revolving Facility are evidenced by a promissory note.  Interest is calculated based on the prime commercial rate, as defined in the BMO Revolving Facility.  The average interest rates during 2009 and 2008 were 7.25% and 5.5%, respectively.  Interest on the borrowings are payable quarterly, at the option of the Company, in cash or by adding such interest to the unpaid principal balance of the BMO Revolving Facility. All interest incurred to date has been added to the principal balance of the BMO Revolving Facility.  Accrued and unpaid interest was $4.5 million and $3.7 million at April 3, 2010 and December 31, 2009, respectively.  The outstanding principal of the Loan Authorization Agreement and any unpaid interest accumulated to date are payable and mature on demand of BMO.  On March 24, 2008 and September 15, 2009, Holdings entered into amendments to the Loan Authorization Agreement that increased the amount of maximum credit under the BMO Revolving Facility to $28 million and $35 million, respectively.  The obligations under the Loan Authorization Agreement are guaranteed by two funds of HM Capital.  There are no financial covenants included in the Loan Authorization Agreement.   The Loan Authorization Agreement is not secured or guaranteed by any assets of the Company and its subsidiaries.

Letter of Credit Transaction

On March 31, 2010, we entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among UniTek Acquisition, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Acquisition”), UniTek Midco, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Midco”), certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes an incremental $12 million revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.  There was $6.0 million in letters of credit issued against the LOC Facility as of April 3, 2010.

9.	Derivative Financial Instruments

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company is also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the First Lien Credit Agreement.

On November 29, 2007, the Company entered into an interest rate collar agreement with an aggregate notional principal amount of $65 million and a maturity date of November 30, 2010. The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement and consists of a cap and a floor with a strike of 5.50% and 2.98%, respectively. The strike is indexed to three-month LIBOR. The change in the fair value of the derivative is reported as a component of interest expense. The amount of interest expense recorded for the interest rate collar for the three months ended April 3, 2010 and April 4, 2009 was $(0.4) million and $0.1 million, respectively, which includes changes in the fair value of the collar liability. The fair value of the interest rate collar liability was $1.1 million and $1.5 million at April 3, 2010 and December 31, 2009, respectively, and is recorded as a component of accrued expenses in the consolidated balance sheets.

10.	Shareholders’ Equity

The Company is authorized to issue 102 million shares, consisting of  (i) 100 million shares of common stock, par value $0.00002 per share and 2 million shares of preferred stock, par value $0.00002 per share.  At the Effective Time, each outstanding share of Holdings Common Stock was converted to the right to receive 0.012 shares of Berliner Series A Preferred Stock, in addition to 0.4 shares of Berliner Common Stock.  Each share of Berliner Series A Preferred Stock will automatically convert into 50 shares of Berliner Common Stock upon the filing and effectiveness of an amendment to the Company’s certificate of incorporation, which amendment will be filed by the Company on or around June 4, 2010.  The holders of Berliner Series A Preferred Stock have the same rights as holders of Berliner Common Stock.  At April 3, 2010, there were approximately 1.3 million shares of Series A Preferred outstanding.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

In conjunction with the Merger, Berliner designated approximately 0.7 million shares of Berliner Series B Preferred Stock.  At the Effective Time, each share of Holdings Preferred Stock was converted to the right to receive 0.02 shares of Berliner Series B Preferred Stock.  The Holdings Preferred Stock was issued in January 2010, prior to the Merger, in an amount of $12.5 million for 12.5 million shares.  The Berliner Series B Preferred Stock ranks senior to all existing classes of capital stock of Berliner.  The Berliner Series B Preferred Stock has an optional conversion feature to Berliner Common Stock, such that the actual conversion ratio would currently be 50 shares of Berliner Common Stock for each share of Berliner Series B Preferred Stock, subject to standard anti-dilution adjustments for stock splits, dividends and similar events.  In addition, in the event of liquidation, dissolution or winding up of Berliner, the Berliner Series B Preferred Stock has a liquidation preference.   As there are certain events that are considered “deemed liquidation” events, such as a merger or consolidation or similar transaction resulting in a change of control (as more fully defined in the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock filed with the Company’s Form 8-K on January 27, 2010) which can be influenced by the holders of the Berliner Series B Preferred Stock, the Berliner Series B Preferred Stock has been reflected as mezzanine equity on the accompanying consolidated balance sheet.  At April 3, 2010, there were approximately 0.25 million shares of Berliner Series B Preferred Stock outstanding with a liquidation value of $25 million.

11.	Warrants

At April 3, 2010, the Company had issued warrants to purchase up to approximately 5.7 million shares of our common stock. The warrants exercise prices range from $0.55 to $2.50 per share and expire from June 21, 2011 to September 27, 2017.

12.	Stock Options

At April 3, 2010, the Company had issued stock options to employees to purchase up to approximately 17.9 million shares of our common stock.  The stock option exercise prices range from $0.30 to $6,900 per share and expire from April 4, 2010 to April 1, 2018.

13.	Related Party Transactions

The Company maintains certain policies and procedures for the review, approval, and ratification of related-party transactions to ensure that all transactions with selected parties are fair, reasonable and in the Company’s best interest. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related-party transaction. Related-party transactions include transactions that occurred during the year, or are currently proposed, in which the Company was or will be a participant and in which any related person had or will have a direct or indirect material interest. All related-party transactions are reviewed, approved and documented by the appropriate level of the Company’s management and if necessary, the Board of Directors or a committee thereof, in accordance with these policies and procedures.

In connection with the Merger, on January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital Partners LP (“HM LP”).    Pursuant to the M&O Agreement, the Company will pay HM LP an annual fee of $0.7 million in calendar year 2010, $0.7 million in calendar year 2011 and $0.8 million in calendar year 2012 and for each calendar year thereafter, in consideration for HM LP’s provision of financial oversight and monitoring services to the Company as they may be requested from time to time.  Each annual fee mentioned above will be payable in equal quarterly installments on March 31, June 30, September 30 and December 31 of the applicable year; provided, that such payment will not be paid unless the Total Leverage Ratio (is below 3.50:1.00 at the end of the applicable quarter, and if not paid, each such payment will accrue until the Total Leverage Ratio is below 3.50:1.00 at any subsequent quarter at which time all accrued and unpaid payments will become due and payable.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

In conjunction with the Merger, the Company entered into a Credit and Support Agreement with two funds of HM LP that are parties to the guaranty of the BMO Revolving Facility.  The Credit and Support Agreement provides for the payment of a credit support fee for the continued guaranty of the Company’s performance under the BMO Revolving Facility.  The credit support fee is equal to 6% (or the maximum contract rate of interest permitted by law if less than 6%) on the aggregate of the outstanding principal and accrued interest added to the principal.  The credit support fee is payable quarterly in cash or, at the Company’s option in shares of Berliner Series B Convertible Preferred Stock.  For the quarter ended April 3, 2010, the Company recorded $0.3 million for the credit support fee that is included in interest expense.  The corresponding related party liability is included with accrued liabilities at April 3, 2010 and subsequently paid with the issuance of Series B Preferred Stock.

14.	Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims, or other legal proceedings and is subject, due to the nature of its business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, the Company may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of the pending proceedings, individually or in the aggregate, will have a material adverse effect on its consolidated results of operations, cash flows or financial condition.

15.	Fair Value Measurements

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

o	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

o	Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

o	Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2010:

	Fair Value Measurements at April 3, 2010
	Fair Value at April 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$414	$414	$-	$-
Total	$414	$414	$-	$-

Liabilities
Interest-rate collar	$1,135	$-	$1,135	$-
Total	$1,135	$-	$1,135	$-

Derivatives

On November 29, 2007, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $65 million. The collar is used to hedge the required portion of the First Lien Credit Agreement. The fair value of the interest-rate collar liability was $1.1 million and $1.5 million at April 3, 2010 and December 31, 2009, respectively. The Company utilized a present value technique to fair value each derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor.

16.	Discontinued Operations

Discontinued operations consist of the satellite markets provided to DirecTV as part of the market swaps and cable markets that were exited in 2009 and 2010 for various operations reasons. The following table summarizes the results for our discontinued operations for the three months ended April 3, 2010 and April 4, 2009:

	Three months ended
	April 3,	April 4,
	2010	2009

Contract revenues	$252	$10,939
Cost of revenues	504	9,446
Gross margin	(252)	1,493
Depreciation and amortization	32	546
Operating income (loss)	(284)	947
(Gain) loss on sale of assets	-	(111)
Income (loss) from discontinued operations before income taxes	(284)	1,058
Tax benefit from discontinued operations	-	-
(Loss) income from discontinued operations	$(284)	$1,058

Berliner Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Amounts in thousands, except per share amounts)
(unaudited)

17.	Segment Reporting

We report our financial results on the basis of two reportable segments: (1) fulfillment and (2) engineering and construction.  The segments are determined in accordance with how management views and evaluates our business based on the aggregation criteria as outlined in ASC Codification Topic 280 “Segment Reporting”. Operating income, as presented below, is defined as gross margin less selling, general and administrative expenses, depreciation and amortization, and loss on sale of fixed assets.  Selected segment financial information for the three months ended April 3, 2010 and April 4, 2009, is presented below:

	Three Months Ended
	April 3, 2010			April 4, 2009
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$61,570	27,398	$88,968	$58,290	10,375	$68,665
Cost of revenue	51,427	24,852	76,279	49,828	10,116	59,944
Gross margin	10,143	2,546	12,689	8,462	259	8,721
Selling, general and administrative expenses	5,331	3,701	9,032	5,505	1,226	6,731
Depreciation and amortization	5,550	1,022	6,572	3,313	2,960	6,273
Operating income	$(738)	(2,177)	$(2,915)	$(356)	(3,927)	$(4,283)

At April 3, 2010, the total assets of the fulfillment segment were $180.9 million and the engineering and construction segment were $90.9 million.  This compares to $174.4 million and $57.4 million at December 31, 2009 for the fulfillment segment and the engineering and construction segment, respectively.  The increase of $7 million in the assets of the fulfillment segment was primarily from higher working capital.  The increase of $33.5 million in the engineering and construction assets compared to December 31, 2009 is primarily the $35 million of assets from the operations of Berliner which have been included in our consolidated results since the Effective Time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this report and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, growth and expansion and the ability to obtain new contracts.  Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other reports, SEC filings, statements and presentations.   Therefore, this report should only be read in context described under the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

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

 The important factors listed in our Transition Report on Form 10-K for the period ended December 31, 2009 (the “Transition Report”) under the heading entitled “Risk Factors,” as well as all other cautionary language in this report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements.  It is important to note that the occurrence of the events described in these considerations and elsewhere in this report and our Transition Report could have an adverse effect on our business, results of operations or financial condition.

Forward-looking statements in this report include, without limitation, statements concerning:

▪	our financial condition and strategic direction;
▪	our future capital requirements and our ability to satisfy our capital needs;
▪	the potential generation of future revenue and or earnings;
▪	our ability to adequately staff our service offerings;
▪	opportunities for us from new and emerging technologies in our industries;
▪	our ability to obtain additional financing;
▪	our growth strategy;
▪	trends in the telecommunications, satellite and cable industries;
▪	key drivers of change in our business;
▪	our competitive position and the competitive landscape; and
▪	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

▪	risks related to the market for our shares;
▪	risks related to a concentration of revenue from a small number of customers;
▪	risks associated with competition in the telecommunications, satellite and cable industries;
▪	risks that we will not be able to generate positive cash flow;
▪	risks that we may not be able to obtain additional financing; and
▪	risks that we will be unable to adequately staff our service offerings.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this report and the Transition Report.  It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this report.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended April 3, 2010, and April 4, 2009, has been derived from our unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

As a result of our merger with UniTek Holdings, Inc. (“Holdings”), Holdings is the accounting acquirer with Berliner the legal acquirer and registrant.  Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.  Berliner filed a Transition Report on Form 10-K on March 31, 2010.  This Quarterly Report on Form 10-Q is the first filing of the combined entity.  As the accounting acquirer, Holdings’ prior year results are presented for comparison purposes.  The results for the quarter ending April 3, 2010 are Holdings for the entire period and the combined entity after the January 27, 2010 merger date (“Effective Time”).  The results for the quarter ended April 4, 2009 include only the results of Holdings.

All amounts presented below are expressed in thousands, except per-share data, unless otherwise noted.

	Three Months Ended
	April 3,	April 4,
	2010	2009
Statement of Operations Data:
Revenue	$88,968	$68,665
Gross margin	12,689	8,721
Operating loss	(2,915)	(4,283)
Net loss	(8,440)	(7,569)

Net income (loss) allocable to common
shareholders per share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

Weighted average number of shares outstanding:
Basic	128,576	109,093
Diluted	128,576	109,093

	April 3,	December 31,
	2010	2009
Balance Sheet Data:
Current assets	$72,819	$39,206
Total assets	271,752	231,841
Current liabilities	94,223	80,921
Long-term debt, net of current portion	132,931	131,407
Stockholders’ equity	31,883	19,513

Three months ended April 3, 2010, compared to three months ended April 4, 2009

Revenue
	Three Months Ended
	April 3,	April 4,
(Amounts in thousands)	2010	2009	Increase

Fulfillment	$61,570	$58,290	$3,280
Engineering and Construction	27,398	10,375	17,023
Total	$88,968	$68,665	$20,303

We had revenue of $89.0 million for the three months ended April 3, 2010, compared to $68.7 million for the three months ended April 4, 2009.  This represents an increase of $20.3 million, or 30%. Of the revenue gain, $17.1 million reflects the operations of Berliner which have been included in our consolidated results since the Effective Time and is included in the engineering and construction segment.

Revenue for fulfillment services increased $3.3 million from $58.3 million, or 6% for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009. Revenue from the broadband cable acquisitions we completed in the fourth quarter of fiscal 2009 accounted for $4.4 million in additional revenue and the full quarter impact of the 2009 DirecTV market swap added $2.8 million.  These gains were partially offset by weather issues in the first quarter of fiscal 2010 in the Northeast and Midwest portion of the United States and lower customer promotions in the first quarter of 2010 as compared to 2009.  The impact of these items is estimated at approximately $4.0 million.

Revenue for the engineering and construction segment increased $17.0 million from $10.4 million, or 164% for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009.  The increase is related to the operations of Berliner which have been included in our consolidated results since the Effective Time.

Cost of Revenue
	Three Months Ended
(Amounts in thousands)	April 3,	April 4,
	2010	2009	Increase
Fulfillment	$51,427	$49,828	$1,599
Engineering and Construction	24,852	10,116	14,736
Total	$76,279	$59,944	$16,335

Our cost of revenue was $76.3 million and $59.9 million for the three months ended April 3, 2010 and April 4, 2009, respectively.  This represents an increase of $16.3 million, or 27%, during a period when sales increased 30%. Of the cost of revenue increase, $15.3 million is related to the operations of Berliner which have been included in our consolidated results since the Effective Time and is included in the engineering and construction segment.  These amounts represent 86% and 87% of total revenue for the three months ended April 3, 2010 and April 4, 2009, respectively.

Cost of revenue for fulfillment services increased $1.6 million from $49.8 million for the three months ended April 4, 2009 to $51.4 million for the three months ended April 3, 2010. This represents an increase of 3% during a period when revenue increased 6% representing operational improvements made in the fulfillment segment.

Cost of revenue for the engineering and construction segment increased $14.7 million from $10.1 million for the three months ended April 4, 2009 to $24.8 million for the three months ended April 3, 2010.  The increase is primarily related to the operations of Berliner which have been included in our consolidated results since the Effective Time.

Gross Profit

	Three Months Ended
(Amounts in thousands)	April 3,	April 4,
	2010	2009	Increase
Fulfillment	$10,143	$8,462	$1,681
Engineering and Construction	2,546	259	2,287
Total	$12,689	$8,721	$3,968

Our gross profit for the three months ended April 3, 2010 was $12.7 million compared to $8.7 million for the three months ended April 4, 2009.  This represents an increase of $4 million, or 46%.  Of the gross profit increase, $1.8 million is from the operations of Berliner which have been included in our consolidated results since the Effective Time and is included in the engineering and construction segment.  Our gross profit as a percentage of revenue was approximately 14.3% for the three months ended April 3, 2010, as compared to 12.7% for the three months ended April 4, 2009.

For the fulfillment segment, gross margin increased from 14.5% for the three months ended April 4, 2009 to 16.5% for the three months ended April 3, 2010.  The increase is primarily related to the operational improvements in various fulfillment markets, overall profitability improvements from use of field technology and dispatch cost reduction programs.

For the engineering and construction segment, gross margin increased from 2.5% to 9.3%.  The increase is primarily attributed to a combination of operating efficiencies and the introduction of the higher margin wireless business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended April 3, 2010 were $9.0 million as compared to $6.7 million for the three months ended April 4, 2009. This represents an overall increase of $2.3 million. A portion of the increase ($1.7 million) is from the merger of Berliner which has been included in our consolidated results since the Effective Time.  The remaining increase in SG&A cost ($1.4 million) is primarily integration and transaction expenses related to the merger incurred in the period ended April 3, 2010.

Depreciation and Amortization

Depreciation on fixed assets totaled approximately $2.7 million for the three months ended April 3, 2010 compared to $0.8 million for the three months ended April 4, 2009.  The increase in depreciation is attributed to the merger ($0.2 million) and depreciation from the 2009 conversion of a portion of our fleet from operating leases to capital leases.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $3.9 million for the three months ended April 3, 2010 compared to $5.5 million for the three months ended April 4, 2009.  The decrease is related to the asset impairment of the wired telecommunications reporting unit in 2009 that resulted in a write-down of the customer contracts in the fourth quarter of fiscal 2009.

Interest Expense

We recognized $5.2 million and $4.0 million in interest expense during the three months ended April 3, 2010 and April 4, 2009, respectively.  The increase of $1.2 million was primarily due to the higher debt levels in the first quarter of 2010 compared to the first quarter of 2009, an increase in interest rates from the 2009 amendments to the debt agreements and the guaranty fee on the BMO Revolving Facility entered into during January 2010.

Income Taxes

We recorded income tax expense of $0.1 and $0.4 million for three months ended April 3, 2010 and April 4, 2009, respectively.  The 2010 tax expense represents the estimated tax expense from our Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

At April 3, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $33 million which begin to expire in 2014 and will fully expire by 2029.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance of the entire net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

At April 3, 2010, we had consolidated current assets of approximately $72.8 million, including cash and cash equivalents of approximately $0.4 million.  Historically, we have funded our operations primarily through operating cash flow and borrowings under loan arrangements. The principal use of cash during the three months ended April 3, 2010 was to fund the Merger.

Below is a summary of our debt agreements that is relevant to an understanding of our liquidity and capital resources:

First Lien Credit Agreement and Second Lien Credit Agreement

General

On September 27, 2007, UniTek Acquisition, Inc. (“Acquisition”) entered into (1) the First Lien Credit Agreement, by and among Acquisition, UniTek Midco, Inc. (“Midco”), certain subsidiaries of Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner and (2) the Second Lien Credit Agreement, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner.

Availability and Term

The credit facilities under the First Lien Credit Agreement are (1) the Term B Credit Facility, (2) the Term C Credit Facility and (3) the Revolving Credit Facility, with a portion of such Revolving Credit Facility available as a swing line facility and a portion available as a letter of credit facility.  The Term B Credit Facility and the Revolving Credit Facility, including the swing line loan facility and the letter of credit facility, mature on September 27, 2012.  The Term C Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.  As of April 3, 2010, the Term B Credit Facility and the Term C Credit Facility are fully drawn at $93 million, and approximately $14.5 million of principal is outstanding under the Revolving Credit Facility.

The credit facility under the Second Lien Credit Facility is a $25 million second lien term loan facility.  As of April 3, 2010, the Second Lien Credit Facility is fully drawn.  The Second Lien Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.

Interest Rate and Fees

The Term B Credit Facility currently bears interest at a rate per annum equal to 5.5% for base rate advances and 6.5% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin shall be increased for each period in which the Leverage Ratio is greater than 3.00:1.00 to 6.25% per annum for base rate advances and 7.25% per annum for Eurodollar rate advances (subject to 2.5% floor).  The Term C Credit Facility currently bears interest at a rate of 16.50% on $8 million of the debt and 13.08% on the remaining $11.5 million of the debt.  The Second Lien Credit Facility currently bears interest at a rate per annum equal to the greater of (1) 15.75% and (2) the Eurodollar rate plus a margin of 7.25%.  The Revolving Credit Facility interest rate margin is 5.0% for base rate advances and 6% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin for the Revolving Credit Facility shall be increased for periods in which the Leverage Ratio is greater than 3.00:1.00 to 5.75% per annum for base rate advances and 6.75% per annum for Eurodollar rate advances (subject to 2.50% floor).

Guaranties and Security

The obligations under the First Lien Credit Agreement are guaranteed by Midco and certain subsidiaries of Midco (collectively, the “Guarantors”) and are secured by a first priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Acquisition and the Guarantors, other than Midco.

The obligations under the Second Lien Credit Facility are guaranteed by the Guarantors and are secured by a second priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Acquisition and the Guarantors, other than Midco.

The First Lien Credit Agreement and the Second Lien Credit Facility contain representations and warranties and affirmative and negative covenants that are customary for debt facilities of this type.  In addition, the First Lien Credit Agreement contains certain financial covenants, including, among other things, a maximum total leverage ratio, a maximum first lien leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and minimum liquidity requirements.  The Second Lien Credit Facility also contains total leverage ratio, maximum fixed charge coverage ratio and minimum interest coverage ratio covenants, although in some cases the covenants contained in the First Lien Credit Agreement are more restrictive.

The First Lien Credit Agreement and the Second Lien Credit Facility also include events of default that are customary for debt facilities of this type, subject to significant threshold amounts and cure periods.  These events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness and bankruptcy.

Loan Authorization Agreement

Availability and Term

Holdings entered into the Loan Authorization Agreement among Holdings and BMO.

The Loan Authorization Agreement established the BMO Revolving Facility and is evidenced by a demand note.  The BMO Revolving Facility is payable and matures on demand of BMO.  As of April 3, 2010, approximately $25 million of principal plus approximately $4.5 million in interest (calculated at a per annum rate of 7.25%) is outstanding under the BMO Revolving Facility.  The lender under the BMO Revolving Facility has the right to terminate the BMO Revolving Facility at any time upon demand.

Guaranties

The obligations under the Loan Authorization Agreement are guaranteed severally, but not jointly, by Sector Performance Fund, LP and SPF SBS LP, who are affiliates of HM Capital Partners LLC.

Letter of Credit Transaction

On March 31, 2010, we entered into the LOC Facility, via the Amendment, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes the “Incremental Tranche” added to the credit facilities established by the First Lien Credit Agreement.  The full amount of the Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.  As of April 3, 2010, there were $6.0 million in letters of credit issued under the LOC Facility.

The net cash flows for the Company for the three months ended April 3, 2010 and April 4, 2009 are as follows:

	For the three months ended
	April 3,	April 4,
	2010	2009
Net cash (used in) provided by operating activities	$(4,690)	384
Net cash used in investing activities	(527)	(584)
Net cash (used in) provided by financing activities	3,393	(2,138)

Cash (used in) provided by operating activities.

Net cash used in operating activities in the three months ended April 3, 2010 was approximately $4.7 million and net cash provided by operating activities was $0.4 million in the three months ended April 4, 2009.   During the three months ended April 3, 2010, cash flow used in operating activities primarily resulted from our operating income, net of non-cash charges, of approximately $0.4 million, which represents an increase of $0.3 million compared to the three months ended April 4, 2009. Accounts receivable increased by approximately $5.2 million due to increased revenue during the three months ended April 3, 2010.

In the three months ended April 4, 2009, cash provided by operating activities primarily resulted from the results of discontinued operations.  For the period ended April 4, 2009, working capital increased by approximately $1.2 million which was primarily from an increase in accounts receivable.

Cash used in investing activities.

Net cash used in investing activities was approximately $0.5 million and $0.6 million in the three months ended April 3, 2010 and April 4, 2009, respectively.  Cash used for the purchase of fixed assets was $0.6 million and $0.5 million for the three months ended April 3, 2010 and April 4, 2009, respectively.

Cash (used in) provided by financing activities.

Net cash provided by financing activities was approximately $3.4 million in the three months ended April 3, 2010 as compared to cash used of $2.1 million in the three months ended April 4, 2009.  During the three months ended April 3, 2010, net cash provided by financing activities consisted primarily of $12.5 million from issuance of preferred stock contributions and $0.4 million from issuance of common stock. As part of the Merger, existing Berliner debt of $7.2 million was paid, net of cash acquired, and $2.6 million was paid on the Term B Credit Facility.

During the three months ended April 4, 2009, net cash used in financing activities consisted primarily of repayment of revolver and long-term debt of $1.9 million. In addition, payments on capital leases were $1.5 million and $0.3 million for the period ended April 3, 2010 and April 4, 2009, respectively.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements.  Total letters of credit issued as of April 3, 2010 was $6 million.  All outstanding letters of credit were issued under the LOC Facility.

Effect of Inflation

We do not believe that the businesses are impacted by inflation to a significantly different extent than the general economy.  However, there can be no assurance that inflation will not have a material effect on the operations in the future.

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

Item 4T.          Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report.  There have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect such internal controls, subsequent to the date that we carried out our evaluation.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, we completed the implementation of a new Oracle enterprise resource planning software system to replace our various legacy systems. We have modified the design and documentation of internal control processes and procedures relating to the new system. We believe that the new system has and will continue to strengthen our internal controls over financial reporting, and we intend to continue to add upgrades and enhancements as needed to improve the system.  This implementation was done to increase the efficiency of our systems and to accommodate future growth and not as a result of any deficiencies identified in the evaluation of our controls and procedures.  We believe these changes have not materially affected, and are not reasonably likely to materially affect, our internal controls over financial reporting.

There are, however, inherent risks in implementing any new system that could impact our financial reporting.  In the event that issues arise, we have procedures in place which would facilitate our continued recording and reporting of results from the new system.  We will continue to monitor, test and appraise the impact and effect of the new system on our internal controls and procedures as additional phases and features of the system are implemented. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various litigation claims that occur in the ordinary course of business, which the Company believes, even if decided adversely to us, would not have a material adverse effect on our business, financial condition and results of operations.  As a result of the Merger, we became responsible for certain legacy Holdings litigation matters, including the following:

Gerald Farmer, et al. v. Direct Sat USA, LLC

On June 11, 2008, three named plaintiffs, who were formerly employed as technicians by Direct Sat USA, LLC, a Holdings subsidiary (“Direct Sat”), filed a claim in the United States District Court for the Northern District of Illinois, alleging violations of the Illinois Wage and Hour Laws and the Fair Labor Standards Act (“FLSA”). These allegations related to the payment of overtime. The plaintiffs have sought and have been granted class certification for the state law claims.  They are demanding $7.4 million in damages related to these claims.  We do not believe these claims have merit, and we believe the damages claim is grossly above any potential exposure we may face in this case.

On February 9, 2010, plaintiffs’ counsel filed a companion case, Lashon Jacks  v. Direct Sat et al., in the Cook County, Illinois Circuit Court, seeking to expand the class in the Farmer case to include all technicians in Illinois that worked with Direct Sat after June 10, 2008.  No additional damages claims have been made.  We intend to defend this case, along with the Farmer case, vigorously.

Monroe et al. v. FTS USA, LLC and UniTek USA, LLC

On February 15, 2008, plaintiffs, former employees of FTS USA, a Holdings subsidiary, filed a class action in the United States District Court for the Western District of Tennessee, alleging violations of the FLSA related to overtime payments.  Conditional class certification was granted, and plaintiffs have made a claim for damages of $3.2 million.  We do not believe these claims have merit, and we believe the damages claim is grossly above any potential exposure we may face in this case.  We intend to defend the case vigorously.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits

2.1
Agreement and Plan of Merger, dated as of January 27, 2010, by and among Berliner Communications, Inc., BCI East, Inc., Rich Berliner (as Parent Representative), HM Capital Partners LLC (as Company Representative) and Unitek Holdings, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

3.1	Form of Amended and Restated Articles of Incorporation of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

3.2
Certificate of Designation for the Berliner Series A Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

3.3
Certificate of Designation for the Berliner Series B Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

3.4	Amended and Restated Bylaws of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.1
Registration Rights Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and those holders of capital stock of Berliner listed on Exhibit A thereto (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.2
Voting Agreement, dated as of January 27, 2010, by and among Berliner Communications, Inc., HM Capital Partners, LLC, and those holders of capital stock of Berliner listed on Exhibit A thereto (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.3	Form of Substitute Option (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.4	Form of Substitute Warrant (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.1
Credit Support Agreement, dated as of January 27, 2010, by and among Sector Performance Fund, LP, SPF SBS LP, Unitek Holdings, Inc. and Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.2.1
Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.2.2
Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.3.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.3.2
Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.4.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and Ronald Lejman (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.4.2
Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and Ronald Lejman (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.5
Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Rich Berliner (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.6
Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Robert Bradley (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.7
Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Michael S. Guerriero (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.8
Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Nicholas Day (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.9
Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Raymond A. Cardonne, Jr. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

*#10.10	Assignment of Employment Agreement dates April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by Peter Giacalone

*#10.11	Assignment of Employment Agreement dates April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by C. Scott Hisey

*#10.12	Assignment of Employment Agreement dates April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by Ronald J. Lejman

10.13	Form of D&O Indemnification Agreement (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.14
Indemnification Priority Agreement, dated as of January 27, 2010, by and among HM Capital Partners LLC, Berliner Communications, Inc., BCI Communications, Inc., Unitek USA, LLC, Unitek Holdings, Inc., Unitek Midco, Inc. and Unitek Acquisition, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.15
Amended and Restated Monitoring and Oversight Agreement, dated as of January 27, 2010, by and among BCI Communications, Inc., Unitek USA, LLC, Unitek Holdings, Inc., Unitek Midco, Inc., Unitek Acquisition, Inc. and HM Capital Partners I LP (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.16	Unitek Holdings, Inc. 2007 Equity Incentive Plan (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.17
First Lien Credit Agreement, dated September 27, 2007 among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the initial lenders, Royal Bank of Canada and RBC Capital Markets. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.18
Amendment No. 1 to the First Lien Credit Agreement, dated as of December 5, 2007, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.19
Amendment No. 2 to the First Lien Credit Agreement, dated as of March 26, 2008, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.20
Amendment No. 3 to the First Lien Credit Agreement, dated as of June 23, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.21
Amendment No. 4 to the First Lien Credit Agreement, dated as of December 17, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.22
Incremental Term B Facility Amendment, dated as of December 21, 2007, among Unitek Acquisition, Inc., the Incremental Term B Lender (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.23
Second Incremental Term B Facility Amendment, dated as of July 2, 2008, among Unitek Acquisition, Inc., the Incremental Term B Lender (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.24
Incremental Term C Facility Amendment, dated as of December 21, 2007, among Unitek Acquisition, Inc., the Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.25
Second Incremental Term C Facility Amendment, dated as of September 30, 2008, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.26
Amendment No. 1 to Second Incremental Term C Facility Amendment, dated as of May 15, 2009, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.27
Amendment No. 2 to Second Incremental Term C Facility Amendment, dated as of December 17, 2009, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.28
Second Lien Term Loan Agreement, dated September 27, 2007, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the initial lenders, Royal Bank of Canada and RBC Capital Markets (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.29
Amendment No. 1 to the Second Lien Term Loan Agreement, dated as of May 15, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the financial institutions and other lenders parties to the Second Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.30
Amendment No. 2 to the Second Lien Term Loan Agreement, dated as of December 17, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the financial institutions and other lenders parties to the Second Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.31
Loan Authorization Agreement, dated as of September 25, 2007, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.32
First Amendment to Loan Authorization Agreement, dated as of March 24, 2008, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.33
Second Amendment to Loan Authorization Agreement, dated as of September 15, 2009, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

*10.34
First Incremental Revolving Credit Agreement, dated as of March 30, 2010, by and among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries as subsidiary guarantors, Maxam Opportunities Fund LP and Maxam Opportunities Fund (International) LP, and Royal Bank of Canada, as Administrative Agent and Collateral Agent

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Berliner Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERLINER COMMUNICATIONS, INC.

Date: May 18, 2010	By:	/s/ C. Scott Hisey
C. Scott Hisey
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2010	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial Officer)