Form 10-Q
period 2010-07-03
UniTek Global Services, Inc.
filed 2010-08-17
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 0-28579

UNITEK GLOBAL SERVICES, INC.
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

On August 13, 2010, 136,778,330 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
INDEX
		PAGE NO.
PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of July 3, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 3, 2010 and July 4, 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 3, 2010 and July 4, 2009	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T.	Controls and Procedures	34

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	(Removed and Reserved)	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)
(Unaudited)

	July 3,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,998	$2,263
Restricted cash	-	133
Accounts receivable and unbilled revenue, net of allowances	67,546	24,680
Inventories	10,451	8,326
Prepaid expenses and other current assets	4,422	3,804
Total current assets	84,417	39,206
Property and equipment, net	19,465	20,665
Customer contracts, net	22,805	26,564
Amortizable intangible assets, net	576	377
Goodwill	141,768	137,827
Other assets	7,463	7,202
Total assets	$276,494	$231,841

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$34,902	$19,302
Accrued liabilities	30,342	23,329
Current portion of long-term debt	32,052	33,006
Current income taxes	290	187
Current portion of capital lease obligations	5,278	5,097
Total current liabilities	102,864	80,921

Long-term debt, net of current portion	132,493	127,163
Long-term capital lease obligations, net of current portion	2,029	4,244
Total liabilities	237,386	212,328

Series B Convertible Preferred Stock (liquidation value of $25,634 at July 3, 2010)	12,817	-

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock	-	-
Common Stock	3	1,091
Additional paid-in capital	135,290	112,747
Accumulated other comprehensive income (loss)	(35)	60
Accumulated deficit	(108,967)	(94,385)
Total stockholders' equity	26,291	19,513
Total liabilities, convertible preferred stock, and stockholders' equity	$276,494	$231,841

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Revenues	$105,839	$69,247	$194,807	$137,912
Costs of revenues	89,558	60,117	165,837	120,061
Gross profit	16,281	9,130	28,970	17,851
Selling, general and administrative expenses	8,687	6,089	17,719	12,796
Depreciation and amortization	7,141	7,160	13,713	13,433
Operating income (loss)	453	(4,119)	(2,462)	(8,378)

Interest expense	6,241	4,341	11,413	8,306
Other expense, net	146	21	146	45
Loss from continuing operations before income taxes	(5,934)	(8,481)	(14,021)	(16,729)
Income tax expense	(34)	(390)	(102)	(769)
Loss from continuing operations	(5,968)	(8,871)	(14,123)	(17,498)

Income (loss) from discontinued operations	(175)	(283)	(459)	775
Net loss	$(6,143)	$(9,154)	$(14,582)	$(16,723)

Net loss per share - basic:
Continuing operations	$(0.04)	$(0.08)	$(0.11)	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.01
Net loss	$(0.04)	$(0.08)	$(0.11)	$(0.15)

Net loss per share - diluted:
Continuing operations	$(0.04)	$(0.08)	$(0.11)	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.01
Net loss	$(0.04)	$(0.08)	$(0.11)	$(0.15)

Weighted average shares of common stock outstanding:
Basic	136,758	109,100	132,600	109,097
Diluted	136,758	109,100	132,600	109,097

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
 (Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Cash flows from operating activities:
Net loss	$(14,582)	$(16,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	459	(775)
Provision for doubtful accounts	(305)	967
Depreciation and amortization	13,713	13,433
Amortization of deferred financing fees	1,588	1,039
Accrued interest expense on collar	184	55
Stock-based compensation	821	946
Interest added to debt principal	1,807	972
Refundable deposits	-	(111)
Loss on sale of fixed assets	83	61
Deferred tax assets, net	212	848
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(15,371)	(10,104)
Inventories	(1,227)	455
Prepaid expenses and other current assets	2,095	(1,699)
Accounts payable and accrued liabilities	7,668	3,830
Net cash used in operating activities – continuing operations	(2,855)	(6,806)
Net cash provided by (used in) operating activities – discontinued operations	(352)	1,263
Net cash used in operating activities	(3,207)	(5,543)
Cash flows from investing activities:
Acquisition of property and equipment	(1,805)	(1,376)
Proceeds from sale of property and equipment	118	258
Cash restricted for acquisition of business	133	-
Cash paid for acquisition of business	(35)	(922)
Net cash used in investing activities	(1,589)	(2,040)

Cash flows from financing activities:
Proceeds from issuance of common shares	420	50
Proceeds from issuance of preferred shares	12,500	-
Proceeds from revolving credit facilities, net	6,500	6,500
Repayment of capital leases	(2,768)	(591)
Repayment of long term debt	(3,170)	(780)
Repayment of acquired debt, net of cash acquired	(7,246)	-
Financing fees	(1,598)	(1,450)
Net cash provided by financing activities	4,638	3,729

Effect of exchange rate on cash and cash equivalents	(107)	171
Net decrease in cash and cash equivalents	(265)	(3,683)
Cash and cash equivalents at beginning of period	2,263	5,348
Cash and cash equivalents at end of period	$1,998	$1,665

 The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
 (Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Supplemental cash flow information:
Interest paid	$8,673	$6,252
Income taxes paid	$88	$249

Significant noncash items:
Fair value of equity paid for acquisition	$19,927	$-
Acquisition of property and equipment financed by capital lease	$154	$610
Credit support fee paid in shares of Series B Convertible Preferred Stock	$317	$-

The accompanying notes are an integral part of these unaudited financial statements.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

1.         Business

UniTek Global Services, Inc. (“UniTek,” “Company”, “we,” “our,” or “us”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wired and wireless telecommunications, broadband cable and satellite television industries.  UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce of over 5,200 through 102 field offices across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services.  The Company operates in two business segments: (1) fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable) and (2) engineering and construction, which include both wireless and wired telecommunications.

On January 27, 2010, Berliner Communications Inc. (“Berliner”), BCI East, Inc., a Delaware corporation and a wholly owned subsidiary of Berliner (“Merger Sub”), and UniTek Holdings, Inc., a Delaware corporation (“Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub merged (the “Merger”) with and into Holdings and Holdings became a wholly owned subsidiary of Berliner.  The time on January 27, 2010 at which the Merger became effective is referred to herein as the “Effective Time.” Following the Merger, Berliner did business as UniTek Global Services, Inc. and officially changed its name to UniTek Global Services, Inc. effective on June 4, 2010.

2.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 3, 2010, and for the three and six months ended July 3, 2010 and July 4, 2009, have been prepared by us in accordance with accounting standards generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the results of our operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Transition Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010, and in its Current Report on Form 8-K filed with the SEC on August 13, 2010.

In the Merger of Berliner and Holdings, Holdings is the accounting acquirer with Berliner the legal acquirer and registrant.  Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.  Berliner filed a transition report on Form 10-K on March 31, 2010.  As the accounting acquirer, Holdings’ historical results are presented for comparison purposes with results of Berliner included in the consolidated results of the Company after the Effective Time.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Principles of Consolidation

The consolidated financial statements include the accounts of UniTek and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories consist primarily of materials and supplies purchased from the customer and other suppliers used for installation fulfillment services and wireless construction. Inventories are stated at the lower of cost or market, as determined by the first-in, first out method for the fulfillment segment and average cost for the engineering and construction segment.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

Other Long-Term Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 7).  At July 3, 2010 and December 31, 2009, $6.6 million (net) is included in other long-term assets related to deferred financing fees.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of any instruments convertible to common stock, such as preferred stock, stock options or warrants.  Options to purchase 18.1 million shares of common stock and warrants to purchase 5.7 million shares of common stock were excluded from the computation because the Company reported a net loss for each of those periods.  Any outstanding stock options, warrants, or other instruments that are convertible to common stock could potentially be dilutive should the Company report net income in a future period.  The weighted average number of common shares outstanding used to calculate the net loss per common shares includes the automatic conversion of the Series A Convertible Preferred Stock (see Note 9) to common stock since the Effective Time as the Company believed the automatic conversion to be perfunctory.

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

However, since the Company reported a loss for the quarter and six months ended July 3, 2010, it was required by the ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the quarter and six months ended July 3, 2010. In addition, since the Company reported a loss from operations for the quarter and six months ended July 3, 2010, the Series B Preferred Stock was not deemed to be a participating security for the quarter and six months ended July 3, 2010 pursuant to ASC 260.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of those instruments. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities. The fair values of debt and derivative instruments are discussed in Notes 7 and 8, respectively.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

The Company provides an intra-period tax allocation of the income tax expense or benefit for the year among continuing operations and discontinued operations.

The Company recorded income tax expense of $34 thousand and $0.4 million for three months ended July 3, 2010 and July 4, 2009, respectively.    For the six months ended July 3, 2010 and July 4, 2009, the Company recorded income tax expense of $0.1 million and $0.8 million, respectively. The 2010 tax expense represents the estimated tax expense from the Company’s Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

Leases

The Company leases vehicles primarily for performing fulfillment services to the pay television industry. Leases are accounted for either as operating or capital depending on the terms of the lease. Each lease is reviewed as to the terms and a determination is made whether the vehicle is an operating or capital lease. Operating lease payments are expensed as incurred.  Capital leases are included on the consolidated balance sheet as a property and equipment and capital lease obligations and depreciated over the expected useful lives.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated fair values.

The consolidated financial statements as of July 3, 2010 and for the three and six months ended July 3, 2010 and July 4, 2009 include stock option expense as compensation expense. Pretax stock-based compensation expense recognized for the three months ended July 3, 2010 and July 4, 2009 was $0.4 million and $0.5 million, respectively. Pretax stock-based compensation expense recognized for the six months ended July 3, 2010 and July 4, 2009 was $0.8 million and $0.9 million, respectively. For the three and six months ended July 3, 2010 and July 4, 2009, all stock-based compensation expense was included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates the fair value of stock-based awards on the date of grant the Black-Scholes option-pricing model and recognizes compensation expense on a straight-line basis over the requisite service periods. Stock-based compensation expense recognized during the current period is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

Comprehensive Loss

Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than those with shareholders.  Comprehensive loss consists of net loss and foreign currency translation adjustments.

Comprehensive loss consisted of the following:

	Three Months Ended		Six Month Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net loss	$(6,143)	$(9,154)	$(14,582)	$(16,723)
Foreign currency translation (loss) gain	(159)	48	(96)	83
Comprehensive loss	(6,302)	(9,106)	(14,678)	(16,640)

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

Recent Accounting Pronouncements

In January 2010, an amendment to the Financial Accounting Standards Board (“FASB”) fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The Company adopted this amendment during the quarter ended April 3, 2010.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011, however, early adoption is permitted.  The Company does not expect these new standards to significantly impact its consolidated financial statements.

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

The total fair value, including assumption of debt, was approximately $27.5 million.  For purposes of allocating fair value, the following is a preliminary allocation of the assets acquired and the liabilities assumed:

Cash	$336
Accounts receivable	27,190
Inventories	898
Prepaid expenses and other current assets	2,686
Property and equipment	2,649
Non compete agreements	408
Customer contracts and backlog	4,250
Goodwill	4,001
Other assets	289
Accounts payable and accrued expenses	(14,053)
Other liabilities	(534)
Capital lease obligations	(611)
Total fair value of net assets acquired	$27,509

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

The results of the Merger are included in the consolidated results of the Company effective January 27, 2010 in the engineering and construction segment.  During the three- and six-month periods ended July 3, 2010, the Merger contributed revenue of approximately $25.4 million and $42.7 million and operating loss of $34 thousand and $0.5 million, respectively. The $4.0 million of goodwill associated with the Merger is included in the engineering and construction segment’s assets.

The following pro forma data presents revenue and loss from continuing operations as if the Merger had occurred at the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 3, 2009
Revenue	$105,839	$85,012	$201,208	$164,782
Loss from continuing operations	(5,968)	(10,922)	(16,606)	(23,431)

5.           Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at July 3, 2010, and December 31, 2009, consist of the following:

	July 3,	December 31,
	2010	2009
Accounts receivable	$43,353	$19,584
Unbilled revenue	25,961	6,425
	69,314	26,009
Allowance for doubtful accounts	(1,768)	(1,329)
Total	$67,546	$24,680

Unbilled revenue principally represents the value of services rendered to customers not billed as of the balance sheet date.  Unbilled revenue is generally billed within three months subsequent to the provision of the services.

Credit risk with respect to accounts receivable was concentrated with two customers at July 3, 2010.  These customers accounted for approximately $27.6 million (39%) of the accounts receivable at July 3, 2010.  For the three and six months ended July 3, 2010, the Company derived approximately $61.7 million (58%) and $116.3 million (60%), respectively, of its total revenue from its two largest customers.  Each of these customers represented in excess of 10% of the Company’s total net revenue. For the three and six months ended July 4, 2009, the Company derived $57.9 million (84%) and  $128.7 million (93%), respectively of its total revenue from its three largest customers.  These revenues were reported as a component of the Fulfillment segment revenues.

6.           Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the six months ended July 3, 2010:

Beginning balance, December 31, 2009	$137,827
Goodwill associated with Merger	4,001
Other adjustments	(60)
Ending balance, July 3, 2010	$141,768

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

Other intangible assets consisted of the following:

	July 3,	December 31,
	2010	2009
Intangible assets:
Customer contracts and lists	$74,727	$70,468
Noncompete agreements	1,433	1,025
Total intangible assets	76,160	71,493

Accumulated amortization:
Customer contracts and lists	51,922	43,904
Noncompete agreements	857	648
Total accumulated amortization	52,779	44,552
Intangible assets, net	$23,381	$26,941

The estimated amortization expense for the six months ending December 31, 2010, each of the following three years, and thereafter is as follows:

Six months ending December 31, 2010	$6,906
2011	7,998
2012	6,252
2013	1,049
Thereafter	1,176
Total	$23,381

7.           Long-Term Debt

Long-term debt consisted of the following:

	July 3,	December 31,
	2010	2009
First Lien Credit Agreement:
Revolving Credit Facility	$18,000	$11,500
Term B Credit Facility	72,333	75,503
Term C Credit Facility	19,500	19,500
	109,833	106,503
Second Lien Credit Agreement:
Term Facility	25,000	25,000
Loan Authorization Agreement
Holdings Revolving Facility	29,712	28,666
Total debt	164,545	160,169
Less current portion	32,052	33,006
Long-term debt, net of current portion	$132,493	$127,163

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

Future maturities of long-term debt are as follows:

Six months ending December 31, 2010	$30,882
2011	2,340
2012	131,323
Total	$164,545

First Lien Credit Agreement

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

The Revolving Credit Facility provides loans in a maximum amount of $20 million and matures on September 27, 2012. In connection with the closing of an amendment in January 2010, the interest rate is, at the Company’s option, either a rate of one-half of 1% per annum above the Federal Funds Rate plus 5.0% for base rate advances or the Eurodollar rate plus 6% provided that the rate will increase 75 basis points if the Company’s Leverage Ratio (as defined in the First Lien Credit Agreement) exceeds a certain level. Unused borrowings under the Revolving Credit Facility are subject to a 1% commitment fee per annum. As of July 3, 2010, the Company had drawn $18.0 million on the Revolving Credit Facility. At July 3, 2010 and December 31, 2009, borrowings under the Revolving Credit Facility are classified as long-term debt based on the Company’s intent and ability to refinance the borrowing on a long-term basis. Borrowings on the Revolving Credit Facility are secured by the assets of the Company.

The Term B Credit Facility as amended provides for borrowings up to $78 million.  As of July 3, 2010, $72.3 million was outstanding under the Term B Credit Facility. The term loan provides for interest, depending on the Company’s election, with interest at a rate of one-half of 1% per annum above the Federal Funds Rate plus 5.5% or Eurodollar plus 6.5%. At December 31, 2009, in connection with the closing of an amendment in January 2010, the interest rate increases by 75 basis points if the Company’s Leverage Ratio exceeds a certain level. The loan under the Term B Credit Facility is to be amortized from December 31, 2007 until maturity. The Term B Credit Facility is secured by substantially all of the assets of the Company.

The Term C Credit Facility is for $19.5 million which is the outstanding balance as of July 3, 2010. The interest rate was amended to 16.25% on $8.0 million of the Term C Credit Facility for the period from April 1, 2009 to December 31, 2009 in connection with the December 2009 amendment and 13.08% on the remaining $11.5 million.  Effective January 1, 2010, the interest rate on the $8.0 million increased to 16.5%.

The First Lien Credit Agreement, as amended, includes various financial covenants, the most significant of which requires that the Company maintain certain quarterly financial ratios and limit annual capital expenditures. On June 16, 2010, the Company entered into an amendment with the First Lien Debt Holders to amend certain of these financial covenants.  The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on the Company’s ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business.   The Company was in compliance with all covenants at July 3, 2010.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

Letter of Credit Transaction

On March 31, 2010, we entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among UniTek Acquisition, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Acquisition”), UniTek Midco, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Midco”), certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes an incremental $12 million revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.  There was $6.0 million in letters of credit issued against the LOC Facility as of July 3, 2010.

Second Lien Credit Agreement

The Company is party to the Second Lien  Credit Agreement, dated September 27, 2007 (the “Second Lien Credit Agreement”), which provides for a $25 million term facility that matures on September 27, 2012 and is repayable in full at that date. The Company entered into two amendments with the lenders under the Second Lien Credit Agreement in 2009. The first amendment, in May 2009, modified certain covenants in return for a 1% fee and an increase in the interest rate. The second amendment, in December 2009, modified certain financial covenants through September 2012 pending meeting the required terms for closing the amendment. These terms were met with an infusion of equity and the closing of the Merger.  The interest rate at December 31, 2009 was the greater of 15.0% per annum and the Eurodollar rate plus 7.25%. The second amendment included a change in the interest rate to the current rate, which is the greater of 15.75% per annum and the Eurodollar rate plus 7.25%. Interest is due quarterly beginning on December 31, 2007 until maturity. The Second Lien Credit Agreement is secured by substantially all of the assets of the Company.  The Second Lien Credit Agreement includes various covenants, the most significant of which requires the Company to maintain certain quarterly financial ratios and limits capital expenditures. The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on its ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business.   The Company was in compliance with all covenants at July 3, 2010.

Loan Authorization Agreement

Holdings entered into a Loan Authorization Agreement dated as of September 25, 2007 (the “Loan Authorization Agreement”), with BMO Capital Markets Financing, Inc. (“BMO”).  The Loan Authorization Agreement established an $18 million revolving credit facility (the “Holdings Revolving Facility”), and amounts borrowed against the Holdings Revolving Facility are evidenced by a promissory note.  Interest is calculated based on the prime commercial rate, as defined in the Holdings Revolving Facility.  The average interest rates during the three and six months ended July 3, 2010 and July 4, 2009, were 7.25% and 5.5%, respectively. Interest on the borrowings are payable quarterly, at the option of the Company, in cash or by adding such interest to the unpaid principal balance of the Holdings Revolving Facility. All interest incurred to date has been added to the principal balance of the Holdings Revolving Facility.  Accrued and unpaid interest was $4.7 million and $3.7 million at July 3, 2010 and December 31, 2009, respectively.  The outstanding principal of the Loan Authorization Agreement and any unpaid interest accumulated to date are payable and mature on demand of BMO.  On March 24, 2008 and September 15, 2009, Holdings entered into amendments to the Loan Authorization Agreement that increased the amount of maximum credit under the Holdings Revolving Facility to $28 million and $35 million, respectively.  The obligations under the Loan Authorization Agreement are guaranteed by two funds of HM Capital.  There are no financial covenants included in the Loan Authorization Agreement.   The Loan Authorization Agreement is not secured or guaranteed by any assets of the Company and its subsidiaries.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

8.           Derivative Financial Instruments

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company is also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the First Lien Credit Agreement.

On November 29, 2007, the Company entered into an interest rate collar agreement with an aggregate notional principal amount of $65 million and a maturity date of November 30, 2010. The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement and consists of a cap and a floor with a strike of 5.50% and 2.98%, respectively. The strike is indexed to three-month LIBOR. The change in the fair value of the derivative is reported as a component of interest expense. The amount of interest expense recorded for the interest rate collar for the three months ended July 3, 2010 and July 4, 2009 was $0.3 million and $0.3 million, respectively, which includes changes in the fair value of the collar liability. The amount of interest expense recorded for the interest rate collar for the six months ended July 3, 2010 and July 4, 2009 was $0.1 million and $0.5 million, respectively, which includes changes in the fair value of the collar liability.  The fair value of the interest rate collar liability was $0.7 million and $1.5 million at July 3, 2010 and December 31, 2009, respectively, and is recorded as a component of accrued expenses in the condensed consolidated balance sheets.

9.           Stockholders’ Equity

The Company is authorized to issue 220 million shares, consisting of  (i) 200 million shares of common stock, par value $0.00002 per share and 20 million shares of preferred stock, par value $0.00002 per share.  At the Effective Time, each outstanding share of Holdings Common Stock was converted to the right to receive 0.012 shares of Berliner Series A Preferred Stock, in addition to 0.4 shares of Berliner Common Stock.  On June 4, 2010, each share of Berliner Series A Preferred Stock was automatically converted into 50 shares of UniTek Common Stock upon the filing and effectiveness of an amendment to the Company’s certificate of incorporation.

In conjunction with the Merger, Berliner designated approximately 0.7 million shares of Berliner Series B Preferred Stock.  At the Effective Time, each share of Holdings Preferred Stock was converted to the right to receive 0.02 shares of Berliner Series B Preferred Stock.  The Holdings Preferred Stock was issued in January 2010, prior to the Merger, in an amount of $12.5 million for 12.5 million shares.  The Berliner Series B Preferred Stock ranks senior to all existing classes of capital stock of Berliner.  The Berliner Series B Preferred Stock has an optional conversion feature to UniTek Common Stock, such that the actual conversion ratio would currently be 50 shares of UniTek Common Stock for each share of Berliner Series B Preferred Stock, subject to standard anti-dilution adjustments for stock splits, dividends and similar events.  In addition, in the event of liquidation, dissolution or winding up of UniTek, the Berliner Series B Preferred Stock has a liquidation preference.   As there are certain events that are considered “deemed liquidation” events, such as a merger or consolidation or similar transaction resulting in a change of control (as more fully defined in the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock filed with the Company’s Form 8-K on January 27, 2010) which can be influenced by the holders of the Berliner Series B Preferred Stock, the Berliner Series B Preferred Stock has been reflected as mezzanine equity on the accompanying consolidated balance sheet.  At July 3, 2010, there were approximately 0.26 million shares of Berliner Series B Preferred Stock outstanding with a liquidation value of approximately $25.6 million.

10.         Warrants

At July 3, 2010, the Company had issued warrants to purchase up to approximately 5.7 million shares of its common stock. The warrants exercise prices range from $0.55 to $2.50 per share and expire from June 21, 2011 to September 27, 2017.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

11.           Stock Options

At July 3, 2010, the Company had issued stock options to employees to purchase up to approximately 18.1 million shares of its common stock.  The stock option exercise prices range from $0.30 to $1,387 per share and expire from July 4, 2010 to April 1, 2018.

12.           Related Party Transactions

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

In connection with the Merger, on January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital Partners LP (“HM LP”).    Pursuant to the M&O Agreement, the Company will pay HM LP an annual fee of $0.7 million in calendar year 2010, $0.7 million in calendar year 2011 and $0.8 million in calendar year 2012 and for each calendar year thereafter, in consideration for HM LP’s provision of financial oversight and monitoring services to the Company as they may be requested from time to time.  Each annual fee mentioned above will be payable in equal quarterly installments on March 31, June 30, September 30 and December 31 of the applicable year; provided, that such payment will not be paid unless the Total Leverage Ratio is below 3.50:1.00 at the end of the applicable quarter, and if not paid, each such payment will accrue until the Total Leverage Ratio is below 3.50:1.00 at any subsequent quarter at which time all accrued and unpaid payments will become due and payable.

In conjunction with the Merger, the Company entered into a Credit and Support Agreement with two funds of HM LP that are parties to the guaranty of the Holdings Revolving Facility.  The Credit and Support Agreement provides for the payment of a credit support fee for the continued guaranty of the Company’s performance under the Holdings Revolving Facility.  The credit support fee is equal to 6% (or the maximum contract rate of interest permitted by law if less than 6%) on the aggregate of the outstanding principal and accrued interest added to the principal.  The credit support fee is payable quarterly in cash or, at the Company’s option in shares of Series B Convertible Preferred Stock.  For the three and six months ended July 3, 2010, the Company recorded $0.4 million and $0.8 million, respectively, for the credit support fee that is included in interest expense.  The corresponding related party liability is included with accrued liabilities at July 3, 2010 and subsequently paid with the issuance of Series B Convertible Preferred Stock.

13.           Legal Proceedings

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

14.           Fair Value Measurements

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

o	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

o	Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

o	Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2010:

	Fair Value Measurements at July 3, 2010
	Fair Value at July 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$1,998	$1,998	$-	$-
Total	$1,998	$1,998	$-	$-

Liabilities
Interest-rate collar	$715	$-	$715	$-
Total	$715	$-	$715	$-

Derivatives

On November 29, 2007, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $65 million. The collar is used to hedge the required portion of the First Lien Credit Agreement. The fair value of the interest-rate collar liability was $0.7 million and $1.5 million at July 3, 2010 and December 31, 2009, respectively. The Company utilized a present value technique to fair value each derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor.

15.           Discontinued Operations

Discontinued operations consist of the satellite markets provided to DIRECTV as part of the market swaps and cable markets that were exited in 2009 and 2010 for various operations reasons. The following table summarizes the results for the Company’s discontinued operations for the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months ended		Six Months ended
	July 3,	July 3,	July 3,	July 4,
	2010	2009	2010	2009

Revenues	$-	$297	$253	$11,235
Cost of revenues	175	557	680	10,002
Gross margin	(175)	(260)	(427)	1,233
Depreciation and amortization	-	23	32	569
Operating income (loss)	(175)	(283)	(459)	664
Gain on sale of assets	-	-	-	(111)
Income (loss) from discontinued operations before income taxes	(175)	(283)	(459)	775
Tax benefit from discontinued operations	-	-	-	-
Income (loss) from discontinued operations	$(175)	$(283)	$(459)	$775

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

16.           Segment Reporting

The Company reports its financial results on the basis of two reportable segments: (1) fulfillment and (2) engineering and construction.  The segments are determined in accordance with how management views and evaluates our business. Selected segment financial information for the three and six months ended July 3, 2010 and July 4, 2009, is presented below:

	Three Months Ended
	July 3, 2010			July 4, 2009
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$66,640	$39,199	$105,839	$56,167	$13,080	$69,247
Cost of revenue	54,075	35,483	89,558	49,133	10,984	60,117
Gross profit	12,565	3,716	16,281	7,034	2,096	9,130
Selling, general and administrative expenses	5,244	3,443	8,687	4,305	1,784	6,089
Depreciation and amortization	5,749	1,392	7,141	4,011	3,149	7,160
Operating income (loss)	$1,572	$(1,119)	$453	$(1, 282)	$(2,837)	$(4,119)
Interest expense			6,241			4,341
Other expense, net			146			21
Loss from continuing operations before income taxes			$(5,934)			$(8,481)

	Six Months Ended
	July 3, 2010			July 4, 2009
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$128,210	$66,597	$194,807	$114,457	$23,455	$137,912
Cost of revenue	105,503	60,334	165,837	98,961	21,100	120,061
Gross profit	22,707	6,263	28,970	15,496	2,355	17,851
Selling, general and administrative expenses	10,573	7,146	17,719	9,813	2,983	12,796
Depreciation and amortization	11,298	2,415	13,713	7,324	6,109	13,433
Operating income (loss)	$836	$(3,298)	$(2,462)	$(1,641)	$(6,737)	$(8,378)
Interest expense			11,413			8,306
Other expense, net			146			45
Loss from continuing operations before income taxes			$(14,021)			$(16,729)

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(unaudited)

At the quarter ending July 3, 2010, the total assets of the fulfillment segment were $179.1 million and the engineering and construction segment were $97.4 million.  This compares to $174.4 million and $57.4 million at December 31, 2009 for the fulfillment segment and the engineering and construction segment, respectively.  The increase of $4.7 million in the assets of the fulfillment segment was primarily from higher working capital.  The increase of $40.0 million in the engineering and construction assets compared to December 31, 2009 is primarily the $43.4 million of assets from the operations of Berliner which have been included in our consolidated results since the date of the Merger, offset by changes in working capital.

17.           Subsequent Events

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.

On July 16, 2010, the Company amended its existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million.  Upon closing of the amendment $15.0 million of the facility was made available to the Company.  The additional $5.0 million of the facility shall be available to the Company as early as November upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment.  The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs.  The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B facility.  Pursuant to the terms of the amendment, the Third Incremental Term B Lenders received warrants to purchase an aggregate of 3,000,000 shares of common stock of the Company.  The warrants have an exercise price of $0.01 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012.  The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact the Company’s common stock.

On August 6, 2010, the Company filed an information statement stating that the substantial majority of its shareholders have approved a reverse split of the Company’s common stock at a ratio not less than one-to-eight and not greater than one-to-thirty, with the exact ratio to be set at the discretion of the Board, provided that the Board ultimately determines to effect the reverse split.  As of the filing date of these financial statements, no reverse split has yet occurred.

On August 16, 2010, the Company filed a preliminary Form S-1 for the purpose of raising additional capital.  The Company may not sell securities until the registration statement is effective.  The Company intends to use the net proceeds from the sale of common stock to repay certain of its indebtedness and the remainder for working capital and other general corporate purposes.

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

The important factors listed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading entitled “Risk Factors,” as well as all other cautionary language in this report, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in these “forward-looking” statements.  It is important to note that the occurrence of the events described in these considerations and in the Risk Factors section in this report  could have an adverse effect on our business, results of operations or financial condition.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and six months ended July 3, 2010, and July 4, 2009, has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

In the Merger, Holdings is the accounting acquirer with Berliner the legal acquirer and registrant.  Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.  Berliner filed a Transition Report on Form 10-K on March 31, 2010.  As the accounting acquirer, Holdings’ prior year results are presented for comparison purposes.  The results for the three and six months ending July 3, 2010 include the results of Holdings for the entire periods and the results of Berliner after the January 27, 2010 Merger date.  The results for the three and six months ended July 4, 2009 include only the results of Holdings.

Results of Operations – Three Months Ended July 3, 2010 Compared to Three Months Ended July 4, 2009

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended
	July 3, 2010	July 4, 2009
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$105,839	$69,247
Cost of revenues	89,558	60,117
Gross profit	16,281	9,130
Selling, general and administrative expenses	8,687	6,089
Depreciation and amortization	7,141	7,160
Operating income (loss)	453	(4,119)
Interest expense	6,241	4,341
Other expense, net	146	21
Loss from continuing operations before income taxes	(5,934)	(8,481)
Income tax expense	(34)	(390)
Loss from continuing operations	(5,968)	(8,871)
Income from discontinued operations	(175)	(283)
Net loss	$(6,143)	$(9,154)
Net loss per share- basic and diluted:
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	$0.00	$0.00
Weighted average shares of common stock outstanding (basic and diluted)	136,758	109,100
Adjusted EBITDA (1)	$7,954	$3,524

(1)  See description of “Adjusted EBITDA” below.

The following table presents, for the periods indicated, a summary of our condensed consolidated balance sheet information.

(in thousands)	July 3, 2010	December 31, 2009
Current assets	$84,417	$39,206
Total assets	276,494	231,841
Current liabilities	102,864	80,921
Long-term debt, net of current portion	132,493	127,163
Series B Convertible Preferred Stock	12,817	-
Stockholders’ equity	26,291	19,513

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended July 3, 2010 and July 4, 2009.

	Three Months Ended (unaudited)
(Amounts in thousands)	July 3, 2010		July 4, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$66,640	63%	$56,167	81%	$10,473
Engineering and Construction	39,199	37%	13,080	19%	26,119
Total	$105,839	100%	$69,247	100%	$36,592

We had revenue of $105.8 million for the three months ended July 3, 2010, compared to $69.2 million for the three months ended July 4, 2009.  This represents an increase of $36.6 million, or 53%. Of the revenue gain, $25.4 million reflects the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.

Revenue for fulfillment services increased by $10.5 million, or 19%, from $56.2 million for the three months ended July 4, 2009 to $66.6 million for the three months ended July 3, 2010. Revenue from the broadband cable acquisitions we completed in the fourth quarter of fiscal 2009 accounted for $3.7 million of this additional revenue.  The remaining portion of the increase is attributable to growth in our existing fulfillment services businesses.

Revenue for the engineering and construction segment increased $26.1 million, or 200%, from $13.1 million for the three months ended July 4, 2009 to $39.2 million for the three months ended July 3, 2010.  The increase is primarily related to the operations of Berliner which have been included in our consolidated results since the date of the Merger.

Cost of Revenues

The following table sets forth information regarding our cost of revenues by segment for the three months ended July 3, 2010 and July 4, 2009.

	Three Months Ended (unaudited)
(Amounts in thousands)	July 3, 2010		July 4, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$54,075	81%	$49,133	87%	$4,942
Engineering and Construction	35,483	91%	10,984	84%	24,499
Total	$89,558	85%	$60,117	87%	$29,441

Our cost of revenue was $89.6 million and $60.1 million for the three months ended July 3, 2010 and July 4, 2009, respectively.  This represents an increase of $29.4 million, or 49%, during a period when sales increased 53%. Cost of revenue represents 85% and 87% of total revenue for the three months ended July 3, 2010 and July 4, 2009, respectively. Of the cost of revenue increase, $23.1 million is related to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.

Cost of revenue for fulfillment services increased $4.9 million from $49.1 million for the three months ended July 4, 2009 to $54.1 million for the three months ended July 3, 2010. This represents an increase of 10% during a period when revenue increased by 19% representing operational improvements made in the fulfillment segment.

Cost of revenue for the engineering and construction segment increased $24.5 million from $11.0 million for the three months ended July 4, 2009 to $35.5 million for the three months ended July 3, 2010.  The increase is related primarily to the operations of Berliner which have been included in our consolidated results since the date of the Merger.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended July 3, 2010 and July 4, 2009.

	Three Months Ended (unaudited)
(Amounts in thousands)	July 3, 2010		July 4, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$12,565	19%	$7,034	13%	$5,531
Engineering and Construction	3,716	9%	2,096	16%	$1,620
Total	$16,281	15%	$9,130	13%	$7,151

Our gross profit for the three months ended July 3, 2010 was $16.3 million compared to $9.1 million for the three months ended July 4, 2009, representing an increase of $7.2 million, or 78%.  Of the gross profit increase, $2.3 million is attributable to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.  Our gross profit as a percentage of revenue was approximately 15% for the three months ended July 3, 2010, as compared to 13% for the three months ended July 4, 2009.

For the fulfillment segment, gross margin increased from 13% for the three months ended July 4, 2009 to 19% for the three months ended July 3, 2010.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of field technology, dispatch cost reduction programs and other cost savings initiatives.

For the engineering and construction segment, gross margin decreased from 16% to 9%.  The decrease is primarily attributed to the addition of Berliner combined with the effects of a change in the mix of work within some of our existing engineering and construction markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended July 3, 2010 were $8.7 million as compared to $6.1 million for the three months ended July 4, 2009. This represents an overall increase of $2.6 million.  A portion of the increase ($1.4 million) is from the merger of Berliner which has been included in our consolidated results since the date of the Merger.  The remaining increase in SG&A costs of $1.2 million is attributable primarily to integration and transaction expenses related to the Merger ($0.2 million), increased expenses related to the startup of our Canadian operations ($0.3 million) and timing of insurance costs ($0.7 million).

Adjusted Pro Forma EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a key indicator used by our management to evaluate operating performance of our company. While the adjusted EBITDA is not intended to replace any presentation included in these consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

A reconciliation of net loss to adjusted EBITDA is as follows for the three months ended July 3, 2010 and July 4, 2009 (amounts in thousands):

			Pro Forma
	Three Months Ended		Three Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net loss	$(6,143)	$(9,154)	$(6,206)	$(9,154)
Berliner pro forma net loss (1)	-	-	-	(2,051)
Loss from discontinued operations	175	283	175	283
Income tax expense	34	390	34	390
Interest expense	6,241	4,341	6,241	4,922
Stock compensation expense	423	473	423	573
Other expense, non cash	146	21	146	13
Depreciation and amortization	7,141	7,160	7,141	7,869
Merger transaction costs	(63)	10	-	10
Adjusted EBITDA/Adjusted pro forma EBITDA	$7,954	$3,524	$7,954	$2,855

(1) Berliner pro forma net loss includes additional interest and amortization resulting from the Merger as if the Merger occurred at the beginning of the periods presented.

Adjusted EBITDA increased by 126% to $8.0 million for the three months ended July 3, 2010 from $3.5 million for the three months ended July 4, 2009.  The fulfillment segment’s year over year improvement of $5.5 million in gross profit was the main contributor to this increase.  The EBITDA improvement also includes $0.9 million of EBITDA attributable to the acquisition of Berliner which is included in our consolidated results since the date of the Merger.  These increases in EBITDA were partially offset by higher SG&A expenses to support both the combined businesses and the increased revenue.

Depreciation and Amortization

Depreciation on fixed assets totaled approximately $2.9 million for the three months ended July 3, 2010 compared to $1.4 million for the three months ended July 4, 2009.  The increase in depreciation is attributed to the Merger ($0.3 million) and depreciation from the 2009 conversion of a portion of our fleet from operating leases to capital leases.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $4.2 million for the three months ended July 3, 2010 compared to $5.8 million for the three months ended July 4, 2009.  The decrease is related to the impairment of the wireline telecommunications reporting unit in 2009 that resulted in a write-down of the customer contracts in the fourth quarter of fiscal 2009, partially offset by increased amortization resulting from the merger with Berliner.

Interest Expense

We recognized $6.2 million and $4.3 million in interest expense during the three months ended July 3, 2010 and July 4, 2009, respectively.  The increase of $1.9 million was primarily due to the higher debt levels in the second quarter of 2010 compared to the second quarter of 2009, an increase in interest rates from the 2009 amendments to the debt agreements, the credit support fee on the Holdings Revolving Facility entered into during January 2010 and additional interest relating to the Letter of Credit Facility entered into on March 31, 2010.

Income Taxes

We recorded income tax expense of $34 thousand for three months ended July 3, 2010 and $0.4 million for the three months ended July 4, 2009.    The 2010 tax expense represents the estimated tax expense from our Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

At July 3, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $33 million which begin to expire in 2014 and will fully expire by 2029.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance of the entire net deferred tax asset.

Net Loss

We had a net loss of $6.1 million for the three months ended July 3, 2010, compared to a net loss of $9.2 million for three months ended July 4, 2009.  These net losses include losses from discontinued operations of $0.2 million and $0.3 million for the three months ended July 3, 2010 and July 4, 2009, respectively.  The losses from discontinued operations are the result of the closure of certain cable installation locations.

Results of Operations – Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Six Months Ended
	July 3, 2010	July 4, 2009
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$194,807	$137,912
Cost of revenues	165,837	120,061
Gross profit	28,970	17,851
Selling, general and administrative expenses	17,719	12,796
Depreciation and amortization	13,713	13,433
Operating loss	(2,462)	(8,378)
Interest expense	11,413	8,306
Other expense, net	146	45
Loss from continuing operations before income taxes	(14,021)	(16,729)
Income tax expense	(102)	(769)
Loss from continuing operations	(14,123)	(17,498)
Income (loss) from discontinued operations	(459)	775
Net loss	$(14,582)	$(16,723)
Net loss per share- basic and diluted:
Continuing operations	$(0.11)	$(0.16)
Discontinued operations	$0.00	$0.01
Weighted average shares of common stock outstanding (basic and diluted)	132,600	109,097
Adjusted EBITDA (1)	$13,429	$7,104

(1) See description of “Adjusted EBITDA” below.

Revenues

The following table sets forth information regarding our revenues by segment for the six months ended July 3, 2010 and July 4, 2009.

	Six Months Ended (unaudited)
(Amounts in thousands)	July 3, 2010		July 4, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$128,210	66%	$114,457	83%	$13,753
Engineering and Construction	66,597	34%	23,455	17%	43,142
Total	$194,807	100%	$137,912	100%	$56,895

We had revenue of $194.8 million for the six months ended July 3, 2010, compared to $137.9 million for the six months ended July 4, 2009.  This represents an increase of $56.9 million, or 41%. Of the revenue gain, $42.7 million reflects the operations of Berliner which have been included in our consolidated results since the date of the Merger and are included in the engineering and construction segment.

Revenue for fulfillment services increased by $13.8 million, or 12%, from $114.5 million for the six months ended July 4, 2009 to $128.2 million for the six months ended July 3, 2010. Revenue from the broadband cable acquisitions we completed in the fourth quarter of fiscal 2009 accounted for $8.4 million in additional revenue and the timing impact of the 2009 DIRECTV market swap added $2.8 million for the six months ended July 3, 2010.  The remaining portion of this increase is attributable to growth in our existing fulfillment services business. These gains were partially offset by weather issues in the first quarter of fiscal 2010 in the Northeast and Midwest portion of the United States and lower customer promotions in the first quarter of 2010 as compared to 2009.  The net impact of these items is estimated at approximately $2.6 million.

Revenue for the engineering and construction segment increased $43.1 million, or 184%, from $23.5 million for the six months ended July 4, 2009 as compared to $66.6 million for the six months ended July 3, 2010.  The increase is primarily related to the operations of Berliner which have been included in our consolidated results since the date of the Merger.

Cost of Revenues

The following table sets forth information regarding our cost of revenues by segment for the six months ended July 3, 2010 and July 4, 2009.

	Six Months Ended (unaudited)
(Amounts in thousands)	July 3, 2010		July 4, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$105,503	82%	$98,961	86%	$6,542
Engineering and Construction	60,334	91%	21,100	90%	39,234
Total	$165,837	85%	$120,061	87%	$45,776

Our cost of revenue was $165.8 million and $120.1 million for the six months ended July 3, 2010 and July 4, 2009, respectively.  This represents an increase of $45.8 million, or 38%, during a period when sales increased 41%. Cost of revenues represents 85% and 87% of total revenue for the three months ended July 3, 2010 and July 4, 2009, respectively.  Of the cost of revenue increase, $38.4 million is related to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.

Cost of revenue for fulfillment services increased $6.5 million from $99.0 million for the six months ended July 4, 2009 to $105.5 million for the six months ended July 3, 2010. This represents an increase of 7% during a period when revenue increased by 12% representing operational improvements made in the fulfillment segment.

Cost of revenue for the engineering and construction segment increased $39.2 million from $21.1 million for the six months ended July 4, 2009 to $60.3 million for the six months ended July 3, 2010.  The increase is related primarily to the operations of Berliner which have been included in our consolidated results since the date of the Merger.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the six months ended July 3, 2010 and July 4, 2009.

	Six Months Ended (unaudited)
(Amounts in thousands)	July 3, 2010		July 4, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$22,707	18%	$15,496	14%	$7,211
Engineering and Construction	6,263	9%	2,355	10%	$3,908
Total	$28,970	15%	$17,851	13%	$11,119

Our gross profit for the six months ended July 3, 2010 was $29.0 million compared to $17.9 million for the six months ended July 4, 2009, representing an increase of $11.1 million, or 62%.  Of the gross profit increase, $4.1 million is attributable to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.  Our gross profit as a percentage of revenue was approximately 15% for the six months ended July 3, 2010, as compared to 13% for the six months ended July 4, 2009.

For the fulfillment segment, gross margin increased from 14% for the six months ended July 4, 2009 to 18% for the six months ended July 3, 2010.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of field technology, dispatch cost reduction programs and other cost savings initiatives.

For the engineering and construction segment, gross margin decreased from 10% to 9%.  The decrease is primarily attributed to the addition of Berliner combined with the effects of a change in the mix of work within some of our existing engineering and construction markets.

Selling, General and Administrative Expenses

SG&A for the six months ended July 3, 2010 were $17.7 million as compared to $12.8 million for the six months ended July 4, 2009. This represents an overall increase of $4.9 million. The merger of Berliner, which has been included in our consolidated results since the date of the Merger, contributed an additional $3.0 million of expense.  We also incurred approximately $1.4 million in merger transaction costs relating to the Berliner merger during the six months ended July 3, 2010.

Adjusted Pro Forma EBITDA

A reconciliation of net loss to adjusted EBITDA is as follows for the six months ended July 3, 2010 and July 4, 2009 (amounts in thousands):

	Six Months Ended		Pro Forma Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net loss	$(14,582)	$(16,723)	$(13,225)	$(16,723)
Berliner pro forma net loss(1)	-	-	(1,308)	(5,933)
(Income) loss from discontinued operations	459	(775)	459	(775)
Income tax expense	102	769	102	769
Interest expense	11,413	8,306	11,695	9,479
Depreciation and amortization	13,713	13,433	13,947	14,841
Stock compensation expense	821	946	903	1,144
Other expense, non cash	146	45	146	27
Merger transaction costs	1,357	10	-	10
Pro forma EBITDA from market swap(2)	-	1,093	-	1,093
Adjusted EBITDA/Adjusted Pro Forma EBITDA	$13,429	$7,104	$12,719	$3,932

(1)Berliner pro forma net loss includes additional interest and amortization resulting from the Merger as if the Merger had occurred at the beginning of the periods presented.
(2)This adjustment reflects the EBITDA impact for the fulfillment sites received from DIRECTV as part of the market swap had the transaction been completed on January 1, 2009.

Adjusted EBITDA increased by 90% to $13.5 million for the six months ended July 3, 2010 from $7.1 million for the three months ended July 4, 2009.  Of this increase $7.2 million is attributable to higher gross profit within our fulfillment services segment due to improved profitability from the used of field technology and other operational improvements.  The EBITDA improvement also includes $1.5 million of EBITDA attributable to the acquisition of Berliner which is included in our consolidated results since the date of the Merger.  These increases in EBITDA were partially offset by higher SG&A expenses to support both the combined businesses and the increased revenue.

Depreciation and Amortization

Depreciation on fixed assets totaled approximately $5.6 million for the six months ended July 3, 2010 compared to $2.1 million for the six months ended July 4, 2009.  The increase in depreciation is attributed to the Merger ($0.5 million) and depreciation from the 2009 conversion of a portion of our fleet from operating leases to capital leases.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $8.2 million for the six months ended July 3, 2010 compared to $11.3 million for the six months ended July 4, 2009.  The decrease is related to the asset impairment of the wireline telecommunications reporting unit in 2009 that resulted in a write-down of the customer contracts in the fourth quarter of fiscal 2009, offset by increased amortization resulting from the merger with Berliner.

Interest Expense

We recognized $11.4 million and $8.3 million in interest expense during the six months ended July 3, 2010 and July 4, 2009, respectively.  The increase of $3.1 million was primarily due to the higher debt levels in 2010 as compared to the second quarter of 2009 as a result of the Merger and working capital requirements and an increase in interest rates from the 2009 amendments to the debt agreements, the guaranty fee on the Holdings Revolving Facility entered into during January 2010 and additional interest relating to the Letter of Credit Facility entered into on March 31, 2010.

Income Taxes

We recorded income tax expense of $0.1 million for six months ended July 3, 2010 and $0.8 million for the six months ended July 4, 2009.  The 2010 tax expense represents the estimated tax expense from our Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

At July 3, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $33 million which begin to expire in 2014 and will fully expire by 2029.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance of the entire net deferred tax asset.

Net Loss

We had a net loss of $14.6 million for the six months ended July 3, 2010, compared to a net loss of $16.7 million for six months ended July 4, 2009.  These net losses include a loss from discontinued operations of $0.5 million for the six months ended July 3, 2010 and income from discontinued operations of $0.8 million for the six months ended July 4, 2009.  The losses from discontinued operations are the result of the closure of certain cable installation locations  and the impact of the DIRECTV market swap completed in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

At July 3, 2010, we had consolidated current assets of approximately $84.4 million, including cash and cash equivalents of approximately $2.0 million.  Historically, we have funded our operations primarily through operating cash flow and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit and capital expenditures.  In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal use of cash during the six months ended July 3, 2010 was to fund the Merger and for working capital purposes.

We believe that our cash, cash equivalents and availability under our existing Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecast amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and operations, which could harm our business.

Below is a summary of our debt agreements that is relevant to an understanding of our liquidity and capital resources:

First Lien Credit Agreement and Second Lien Credit Agreement

General

On September 27, 2007, Acquisition entered into (1) the First Lien Credit Agreement, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner and (2) the Second Lien Credit Agreement, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner.

Availability and Term

The credit facilities under the First Lien Credit Agreement are (1) the Term B Credit Facility, (2) the Term C Credit Facility and (3) the Revolving Credit Facility, with a portion of such Revolving Credit Facility available as a swing line facility and a portion available as a letter of credit facility.  The Term B Credit Facility and the Revolving Credit Facility, including the swing line loan facility and the letter of credit facility, mature on September 27, 2012.  The Term C Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.  As of July 3, 2010, the Term B Credit Facility and the Term C Credit Facility are fully drawn at $91.8 million, and approximately $18.0 million of principal is outstanding under the Revolving Credit Facility.

The credit facility under the Second Lien Credit Agreement is a $25 million second lien term loan facility.  As of July 3, 2010, the Second Lien Credit Agreement is fully drawn.  The Second Lien Credit Agreement matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.

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

Guaranties and Security

The obligations under the First Lien Credit Agreement are guaranteed by Midco and certain subsidiaries of Midco (collectively, the “Guarantors”) and are secured by a first priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Unitek Acquisition and the Guarantors, other than Midco.

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

On July 16, 2010, we amended our existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million.  Upon closing of the amendment, $15.0 million of the facility was made available to us.  The additional $5.0 million of the facility shall be available to us as early as November upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment.  The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs.  The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B facility.  Pursuant to the terms of the amendment, the Third Incremental Term B Lenders received warrants to purchase an aggregate of 3,000,000 shares of our common stock.  The warrants have an exercise price of $0.01 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012.  The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact our common stock.

Letter of Credit Transaction

On March 31, 2010, we entered into the LOC Facility, via the Amendment, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes the “Incremental Tranche added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.  As of July 3, 2010, there were $6.0 million in letters of credit issued under the LOC Facility.

Loan Authorization Agreement

Availability and Term

Holdings entered into the Loan Authorization Agreement among Holdings and BMO.

The Loan Authorization Agreement established the Holdings Revolving Facility and is evidenced by a demand note.  The Holdings Revolving Facility is payable and matures on demand of BMO.  As of July 3, 2010, approximately $25 million of principal plus approximately $4.7 million in interest (calculated at a per annum rate of 7.25%) is outstanding under the Holdings Revolving Facility.  The lender under the Holdings Revolving Facility has the right to terminate the Holdings Revolving Facility at any time upon demand.

Guaranties

The obligations under the Loan Authorization Agreement are guaranteed severally, but not jointly, by Sector Performance Fund, LP and SPF SBS LP, who are affiliates of HM Capital Partners LLC.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended July 3, 2010 and July 4, 2009:

	For the Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009
Net cash used in operating activities	$(3,207)	$(5,543)
Net cash used in investing activities	$(1,589)	$(2,040)
Net cash provided by financing activities	$4,638	$3,729

Net cash used in operating activities.

Net cash used in operating activities for the six months ended July 3, 2010 and July 4, 2009 was approximately $3.2 million and $5.5 million, respectively. During the six months ended July 3, 2010, cash flow used in operating activities primarily resulted from an increase in our working capital due to the addition of Berliner and increase in our revenues.   Accounts receivable increased by approximately $15.4 million and accounts payable and accrued expenses increased by approximately $7.7 million due to increased revenue during the six months ended July 3, 2010.  For the six months ended July 4, 2010, cash used in operating activities from discontinued operations was approximately $0.4 million.

For the six months ended July 4, 2009, our accounts receivable increased by $10.1 million, offset by an increase in accounts payable and accrued expenses of $3.8 million.  For the six months ended July 4, 2009, cash provided by discontinued operations was approximately $1.3 million.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended July 3, 2010 and July 4, 2009 was approximately $1.6 million and $2.0 million, respectively.    Cash used for the purchase of fixed assets was $1.8 million and $1.4 million for the six months ended July 3, 2010 and July 4, 2009, respectively. We received $0.1 million and $0.3 million in cash proceeds from the sale of property and equipment during the six months ended July 3, 2010 and July 4, 2009, respectively.  During the six months ended July 4, 2009 we also used approximately $0.9 million of cash for the acquisition of businesses.

Net cash provided by financing activities.

Net cash provided by financing activities for the six months ended July 3, 2010 and July 4, 2009 was approximately $4.6 million and $3.7 million, respectively.   During the six months ended July 3, 2010, net cash provided by financing activities consisted primarily of $12.5 million from issuance of preferred stock.  As part of the Merger, existing Berliner debt of $7.2 million was paid and $2.0 million was paid on the Term B Credit Facility.  During the six months ended July 3, 2010 we also borrowed $6.5 million from the revolving credit facility.  Cash used for the repayment of our capital leases and long-term debt for the six months ended July 3, 2010 was $3.9 million, excluding the payment made in conjunction with the Merger. During the six months ended July 3, 2010, we also used $1.6 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

During the six months ended July 4, 2009, net cash provided by financing activities consisted primarily of borrowing $6.5 million under our revolving line of credit, offset by $1.4 million in repayments of our long-term debt and capital leases. During the six months ended July 4, 2009, we also used $1.5 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements.  Total letters of credit issued as of August 16, 2010 was $7.3 million.

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

Item 4T.     Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, such officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three and six months ended July 3, 2010, we completed the implementation of a new Oracle enterprise resource planning software system to replace our various legacy systems. We have modified the design and documentation of internal control processes and procedures relating to the new system. We believe that the new system has and will continue to strengthen our internal control over financial reporting, and we intend to continue to add upgrades and enhancements as needed to improve the system.  This implementation was done to increase the efficiency of our systems and to accommodate future growth and not as a result of any deficiencies identified in the evaluation of our controls and procedures.  We believe these changes have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

In addition, we do not believe there were any other changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There are, however, inherent risks in implementing any new system that could impact our financial reporting.  In the event that issues arise, we have procedures in place which would facilitate our continued recording and reporting of results from the new system.  We will continue to monitor, test and appraise the impact and effect of the new system on our internal controls and procedures as additional phases and features of the system are implemented.

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

Item 1A.  Risk Factors

The risk factors set forth in this Item 1A update the Risk Factors set forth in Item 1A of our Transition Report on Form 10-K for the period July 1, 2009 to December 31, 2009 in order to conform the risk factors to those reflected in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 16, 2010.

We have had a history of losses.

We experienced net losses of $23.2 million in 2008 and $65.6 million in 2009 and, giving effect to the merger with Berliner, a pro forma loss of $77.1 million from continuing operations in 2009. We cannot predict if we will ever achieve profitability, and if we do, be able to sustain such profitability. Further, we may incur significant losses in the future for a number of reasons, including due to the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve profitability.

Our substantial indebtedness could adversely affect our financial health.

As of August 4, 2010, we and our subsidiaries have total indebtedness of approximately $169.9 million (not including intercompany indebtedness but including capital leases).

Our substantial indebtedness could have important consequences to our stockholders.  For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to borrow additional funds; and
•	could make us more vulnerable to a general economic downturn than a company that is less leveraged.

Additionally, the terms governing our debt facilities limit our ability, among other things, to:

•	incur additional indebtedness;
•	prepay indebtedness;
•	sell assets, including capital stock of restricted subsidiaries;
•	agree to payment restrictions affecting our restricted subsidiaries;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with our affiliates;
•	incur liens;
•	guarantee the obligations or liabilities of others; and
•	designate any of our subsidiaries as unrestricted subsidiaries or form additional subsidiaries that are unrestricted subsidiaries .

These facilities are secured by a blanket security interest that covers substantially all of our assets. An event of default with respect to these facilities could result in, among other things, the acceleration and demand for payment of all the principal and interest due and the foreclosure on the collateral. As a result of such a default or action against collateral, we may be forced into bankruptcy, which may result in a loss of your investment.

Competition in the industries we serve could reduce our market share and impact operating results.

We serve markets that are highly competitive and fragmented and in which a large number of multinational companies compete for large, national projects, and an even greater number of small, local businesses compete for smaller, one-time projects.  Many of our competitors are well-established and have larger and better developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. These competitors can often subsidize competing services with revenues from other sources and may be able to offer their services at lower prices. These or other competitors may also reduce the prices of their services significantly or may offer backhaul connectivity with other services, which could make their services more attractive to customers.  Competition may place downward pressure on contract prices and profit margins.  Intense competition is expected to continue in these markets and, if we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our operating performance and financial results.

We are vulnerable to the cyclical nature of the telecommunications industry and, specifically, the capital expenditures of the major telecommunications providers.

The demand for our outsourced infrastructure services is dependent upon the existence of projects with engineering, procurement, construction and management needs.  The wireless telecommunications market, which is one of the industries in which we compete, is particularly cyclical in nature and vulnerable to downturns in the telecommunications industry.  During times of economic slowdown, some of our customers reduce their capital expenditures.  Further, customers, primarily in our wired and wireless communications subsidiaries, sometimes defer or cancel pending projects.  As a result, demand for our services may decline during periods of economic downturns and could adversely affect our operations and financial performance.

We generate a substantial portion of our revenue from a limited number of customers and, if our relationships with such customers were harmed, our business would suffer.

During the year ended December 31, 2009, our four largest customers, as a percentage of total revenue, were DIRECTV (64%), Comcast (13%), Verizon Communications (8%) and Rogers Cable (5%).   During the six months ended July 3, 2010, our four largest customers, as a percentage of total revenue, were DIRECTV (46%), Comcast (14%), Verizon Communications (9%) and Clearwire Communications (7%).

We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future.  A key factor in maintaining relationships with such customers is performance on individual contracts and the strength of our professional reputation.  To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key customers are impaired due to another reason, we may lose future business with such clients, and as a result, our ability to generate income would be adversely impacted.  In addition, key customers could slow or stop spending on initiatives related to projects we are performing for them, due to increased difficulty in the credit markets as a result of the recent economic crisis or other reasons.  Since many of our customer contracts allow our customers to terminate the contract without cause, our customers may terminate their contracts with us at will and materially impair our operating results.

We maintain a workforce based upon current and anticipated workloads.  If we do not receive future contract awards or if these awards are delayed, we may incur significant costs in adjusting our workforce demands.

Our estimates of future performance depend on, among other matters, whether and when we will receive certain new contract awards.  While our estimates are based upon good faith judgment, they can be unreliable and may frequently change based on newly available information.  In the case of larger projects, where timing is often uncertain, it is particularly difficult to project whether and when we will receive a contract award.  The uncertainty of contract award timing can present difficulties in matching workforce size with contractual needs.  If an expected contract award is delayed or not received, we could incur significant costs resulting from retaining more staff than is necessary or redundancy of facilities.  Similarly, if we underestimate the workforce necessary for a contract, we may not perform at the level expected by the client and harm our reputation with the client.  Each of these may negatively impact our operating performance and financial results.

We recognize revenue for fixed price construction contracts using the percentage-of-completion method; therefore, variations of actual results from our assumptions may reduce our profitability.

We recognize revenue and profit on our construction contracts as the work progresses using the percentage-of-completion method of accounting.  Under this method of accounting, contracts in progress are valued at cost plus accrued profits less paid revenue and progress payments made on uncompleted projects.  This method relies on estimates of total expected contract revenue and costs.

Contract revenue and total cost estimates are reviewed and revised monthly by management as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of revision.  Adjustments are reflected for the fiscal period affected by such revisions.  If estimates of costs to complete long-term projects indicate a loss, we immediately recognize the full amount of the estimated loss.  Such adjustments and accrued losses may negatively impact our operating results .

If our customers perform more tasks themselves, our business will suffer.

  Our success also depends upon the continued trend by our customers to outsource their network design, deployment and project management needs. If this trend does not continue or is reversed and telecommunication service providers and network equipment vendors elect to perform more of these tasks themselves, our operating results may be adversely affected due to the decline in the demand for our services.

We have a lack of liquidity and will require additional capital to fund our operations and obligations.

As of July 30, 2010, we had cash balances and availability under existing credit facilities of approximately $14.0 million.  Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. We may need to raise additional funds to continue to fund our operations and obligations as well as to fund potential acquisitions.  Our capital requirements will depend on several factors, including:

•	our ability to enter into new agreements with customers or to extend the terms of our existing agreements with customers, and the terms of such agreements;
•	the success rate of our sales efforts;
•	costs of recruiting and retaining qualified personnel;
•	expenditures and investments to implement our business strategy; and
•	the identification and successful completion of acquisitions.

We may seek additional funds through public and private securities offerings and/or borrowings under lines of credit or other sources.  Our inability to raise adequate funds to support the growth of our business would materially adversely affect our business.  If we cannot raise additional capital, we may have to implement one or more of the following remedies:

•	curtail internal growth initiatives;
•	forgo the pursuit of acquisitions; and/or
•	reduce capital expenditures.

We do not know whether additional financing will be available on commercially acceptable terms when needed, if at all.  If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations or otherwise respond to competitive pressures could be significantly delayed or limited.

If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of our existing stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

If we experience material delays and/or defaults in customer payments, we may be unable to cover all expenditures related to such customer’s projects.

Because of the nature of some of our contracts, we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures as they are incurred.  Delays in customer payments may require us to make a working capital investment or obtain advances from our line of credit.  If a customer defaults in making its payments on a project or projects to which we have devoted significant resources, it could have a material negative effect on our results of operations and negatively impact the financial covenants with our lenders.

The nature of our construction businesses exposes us to potential liability claims and contract disputes that may negatively affect our results of operations.

We engage in construction activities, including engineering and oversight of engineering firms.  Design, construction or systems failures can result in substantial injury or damage to third parties.  Any liability in excess of insurance limits at locations constructed by us could result in significant liability claims against us, which claims may negatively affect our results of operations.  In addition, if there is a customer dispute regarding performance of project services, the customer may decide to delay or withhold payment to us.  If we are ultimately unable to collect on these payments, our results of operations would be negatively impacted.

We may experience significant fluctuations in our quarterly results relating to our ability to generate additional revenue and manage expenditures and other factors, some of which are outside of our control, which could cause rapid declines in our stock price.

Our quarterly operating results have varied considerably in the past, and may continue to do so, due to a number of factors.  Many of these factors are outside of our control and include, without limitation, the following:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;
•	the commencement, progress, completion or termination of contracts during any particular quarter;
•	the cyclical nature of the telecommunications industry;
•	the cost of raw materials we require for our projects; and
•	satellite, cable and telecommunications market conditions and economic conditions generally.

Due to these factors and others, our results for a particular quarter, and therefore, our combined results for the affected year, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.

Our backlog is subject to reduction and potential cancellation.

Our backlog consists of uncompleted portions of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term contracts.  Many of our contracts are multi-year agreements. We include in our backlog the amount of services projected to be performed over the terms of the contracts, where applicable, or based on our historical experience with customers and our experience in procurements of this type.  In many instances, our customers are not contractually committed to procure specific volumes of services under a contract.  Our estimates of backlog and a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the turbulent current economic conditions.  If our estimated backlog is significantly inaccurate, this could adversely affect our financial results and the price of our common stock.

The failure to successfully identify or integrate acquisitions could result in a reduction of our operating results, cash flows and liquidity.

We have made, and in the future may continue to make, strategic acquisitions.  Acquisitions may expose us to operational challenges and risks, including:

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

We may not successfully identify suitable acquisitions in the future , and in the event we do commence such a transaction, the f ailure to successfully consummate the acquisition or manage the operational challenges and risks associated with the acquisition following the consummation could adversely affect our results of operations, cash flows and liquidity.

If we do not successfully integrate our business operations with those of Berliner, our business will be adversely affected.

We will need to successfully integrate our business operations with those of Berliner in order to obtain the benefits we expect from the Merger. Integrating these operations is a complex and time-consuming process. There may be substantial difficulties, costs and delays involved in any integration of the businesses. These may include:

•	distracting management from day-to-day operations;
•	potential incompatibility of corporate cultures;
•	an inability to achieve synergies as planned;
•	costs and delays in implementing common systems and procedures;
•	retaining existing customers and attracting new customers;
•	retaining key employees;
•	identifying and eliminating redundant and underperforming operations and assets;
•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

The failure to integrate our business operations with those of Berliner successfully could have a material adverse effect on our business, financial condition and results of operations.

We may incur goodwill and other intangible impairment charges which could reduce our profitability.

Pursuant to accounting principles generally accepted in the United States, we are required to annually assess our goodwill and indefinite-lived intangibles to determine if they are impaired.  In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.  Disruptions to our business, end market conditions, protracted economic weakness and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments.  We assess the potential impairment of goodwill on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable.  We assess definite-lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. We performed our required annual goodwill impairment test as of October 3, 2009 and determined that the carrying value of the telecommunications reporting unit exceeded its fair value and was therefore impaired.  We also completed an impairment test of our long-lived assets at that date for the telecommunications reporting unit.  The results of the impairment testing caused us to recognize a non-cash asset impairment charge of $38.4 million. Future impairments could further reduce our profitability.

Legal proceedings and other claims could reduce our profitability, cash flows and liquidity.

We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business.  These actions may seek, among other things, compensation for alleged personal injury, workers ’ compensation, employment discrimination, wage and hour disputes, breach of contract, property damage, consequential and punitive damages, civil penalties, or injunctive or declaratory relief.  In addition, we generally indemnif y our customers for claims related to the services we provide. Claimants may seek large damage awards.  Defending these claims can involve significant legal costs.  When appropriate, we establish reserves against litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments.  If reserves are inadequate, insurance coverage proves to be inadequate or unavailable, or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity.  An adverse determination on any such claim or lawsuit could have a material adverse effect on our business, financial condition and results of operations.  Separately, claims and lawsuits alleging wrongdoing or negligence by us may harm its reputation or divert management resources away from operating our business.

Government regulations may adversely affect our business.

Our customers are subject to various regulations of the FCC and other international regulations. These regulations require that these networks meet certain radio frequency emission standards and not cause interference to other services, and in some cases accept interference from other services.  FCC regulations could cause our customers to slow down or delay development and deployment plans for network build outs, which could impact our financial results.

We maintain a high-deductible liability insurance program , which exposes us to a substantial portion of the costs of claims and lawsuits.

Although we maintain insurance policies with respect to automobile liability, general liability, workers ’ compensation and employee group health claims, those policies are subject to high deductibles.  Because most claims against us do not exceed the deductibles under its insurance policies, we are effectively self-insured for substantially all claims.  We determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the present value of those liabilities in our balance sheet as other current and non-current liabilities.  The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, including the severity of an injury or legitimacy of a claim and the determination of our liability in proportion to other parties.  If our insurance claims increase or costs exceed our estimates of insurance liabilities, we may experience a decline in operating results and liquidity.

Increases in our insurance premiums or collateral requirements could significantly reduce our profitability, liquidity and availability under our credit facilities ..

Because of factors such as increases in claims, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue to provide us with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. An increase in premiums or collateral requirements could significantly reduce our profitability and liquidity as well as reduce availability under our   credit facilities ..

Our operating results can be negatively affected by weather conditions.

We perform most of our services outdoors.  Adverse weather conditions may affect productivity in performing services or may temporarily prevent us from performing services for our customers.  The affect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays.  A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects.

We bear the risk of cost overruns in some of our contracts.

We conduct our business under varying contractual arrangements, some of which are long-term and generate recurring revenue at agreed upon pricing.  Certain of our contracts have prices that are established, in part, on cost and scheduling estimates which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, prices of equipment and materials and other variables.  These assumptions are made more difficult to ascertain by the current uncertainty in the capital markets and the wide fluctuation in prices for equipment, fuel and other costs associated with our services.  Specifically, we are affected by the cost of crude oil used for fuel.  Crude oil prices have historically been volatile.  We do not enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we will be successful in passing on these attendant costs if these risks were to materialize. If cost assumptions prove inaccurate or circumstances change, cost overruns may occur and, as a result, we may experience reduced profits or, in some cases, a loss for those projects affected.

If we are unable to recruit and retain key managers and employees, our business may be adversely affected.

We depend on the services of our executive officers and the senior management of our subsidiaries.  Our management team has an average of approximately 19 years of experience in our industry; the loss of any of them could negatively affect our ability to execute our business strategy.  Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any key management personnel will remain employed by us. The loss of key management could adversely affect the management of our operations.

In addition, the services we deliver to our clients could be delayed or interrupted if we are unable to attract, train and retain highly skilled employees, particularly, installation technicians. Competition for these employees is intense. Because of the complex and technical nature of some of our services, any failure to attract and retain a sufficient number of qualified employees could materially harm our business.

We have in the past and may in the future experience deficiencies, including material weaknesses, in internal control over financial reporting. Our business and our share price may be adversely affected if we do not remediate these material weaknesses or if we have other weaknesses in our internal controls.

With respect to fiscal year 2008, Holdings identified control deficiencies, including a material weakness, in its internal control over financial reporting in which unbilled accounts receivable and the related revenue were misstated. Beginning in early 2009, we have remediated the material weakness and improved the accounting system and internal processes. While we have made efforts to improve our accounting policies and procedures, additional deficiencies and weaknesses may be identified. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

In addition, in mid-2010, we identified a mathematical error within cash provided from operations on the Consolidated Statements of Cash Flows of Holdings for the years ended December 31, 2008 and 2009. As a result of the error, discontinued operations amounts were inadvertently characterized as loss rather than income.  As a result of the discovery of the error, management has taken steps to evaluate internal controls and has concluded their design is appropriate. Management believes that future occurrences of mathematical errors of this type or a similar type will be prevented as a result of proper execution of existing controls.

Risks Related to our Company and our Common Stock

Our historic stock price has been volatile and purchasers of our common stock could incur substantial losses.

Historically, our stock price has been volatile.  The stock market in general, particularly recently, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, investors may not be able to sell our common stock at or above their respective purchase prices.  The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’ perceptions of us, the number of our shares available in the market, future sales of our common stock and securities convertible into our common stock, and general economic, industry and market conditions. In addition, in the past two years, the stock market has experienced significant price and volume fluctuations.  This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry.  The changes frequently appear to occur without regard to the operating performance of the affected companies.  Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment.  Further, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations.  If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

There is a lack of a public market for our shares, which limits our stockholders’ ability to sell their shares.

Our common stock is currently quoted on the OTCBB, which is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system that serves more than 3,000 companies.  On the OTCBB, securities are traded by a network of brokers or dealers who carry inventories of securities to facilitate the buy and sell orders of investors, rather than providing the order matchmaking service seen in specialist exchanges.  Trading of our common stock on such exchange has been light and sporadic.

Although we are applying to have our common stock listed on the NASDAQ Global Market upon the consummation of our currently contemplated public offering of common stock, we can make no representation nor provide any assurance that our common stock will be able to meet the initial listing standards of this or any other stock exchange.  If our common stock does not become listed on the NASDAQ Global Market, the trading market for our common stock may remain generally illiquid. Even if our common stock becomes listed on the NASDAQ Global Market, we can provide no assurances that an active market for our common stock will ever develop or that we will be able to maintain the listing standards of the exchange.

A small number of existing stockholder s have the ability to influence major corporate decisions.

Through their ownership of our common stock and Series B Preferred, HM Capital Partners, LLC , or HM LLC, and its affiliates beneficially owned approximately 79% of the outstanding shares of our common stock as of August 4, 2010 . Accordingly, they are in a position to influence:

•	the vote of most matters submitted to our stockholders, including any merger, consolidation or sale of all or substantially all of our assets;
•	the nomination of individuals to our board of directors; and
•	a change in our control.

The interests of HM LLC and its affiliates could conflict with yours. In addition, HM LLC or its affiliates may in the future own businesses that directly compete with ours. These factors may also discourage, delay or prevent a takeover attempt that other stockholder s might consider in their best interest.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our Company or changes in our management and, as a result, depress the trading price of our common stock.

Our Charter and our amended and restated bylaws, or Bylaws, contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	require prior approval by a special committee of our board of directors, or the Special Committee, of any action which would amend or in any way modify our Charter or Bylaws, among other actions;
•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•	provide that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, or DGCL, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common stock.

We and substantially all of our stockholders may sell shares of common stock in public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2010, we amended our existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million. Upon closing of the amendment, $15.0 million of the facility was made available to us. The additional $5.0 million of the facility shall be available to us as early as November upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment. The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs. The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B Credit Facility. Pursuant to the terms of the amendment, the lenders under the Third Incremental Term B Facility received warrants to purchase an aggregate of 3,000,000 shares of our common stock. The warrants have an exercise price of $0.01 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012. The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact our common stock. The offer and sale of these warrants were made in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

(a)  Exhibits

#10.36
Amendment No. 2 to Employment Agreement, dated as of July 8, 2010, by and between UniTek Global Services, Inc. and Michael S. Guerriero (Incorporated by reference from the Company's Current Report on Form 8-K filed on July 12, 2010)

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract or compensation agreement
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEK GLOBAL SERVICES, INC.

Date: August 17, 2010	By:	/s/ C. Scott Hisey
C. Scott Hisey Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2010	By:	/s/ Ronald J. Lejman
Ronald J. Lejman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)