Form 10-Q
period 2010-10-02
UniTek Global Services, Inc.
filed 2010-11-16
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010
OR

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

On November 16, 2010, 29,857,065 shares of the registrant's common stock, $0.00002 par value per share, were outstanding including the 19,000,000 shares from the equity offering closed on November 16, 2010 and 5,972,125 shares resulting from the conversion of the Series B Preferred stock in connection with the equity offering.  These shares reflect the one-for-28 reverse stock-split effected on November 9, 2010, but does not take into account the additional one-for-two reverse stock-split that has been approved and is expected to conclude in December 2010.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands)
(Unaudited)

	October 2,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,688	$2,263
Restricted cash	-	133
Accounts receivable and unbilled revenue, net of allowances	66,933	24,680
Inventories	11,205	8,326
Prepaid expenses and other current assets	5,584	3,804
Total current assets	85,410	39,206
Property and equipment, net	17,463	20,665
Amortizable intangible assets, net	19,936	26,941
Goodwill	143,475	137,827
Deferred tax assets, net	109	109
Other assets	7,958	7,093
Total assets	$274,351	$231,841

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$31,936	$19,302
Accrued liabilities	31,030	23,329
Current portion of long-term debt	33,048	33,006
Current income taxes	103	187
Current portion of capital lease obligations	5,203	5,097
Total current liabilities	101,320	80,921

Long-term debt, net of current portion	132,498	127,163
Long-term capital lease obligations, net of current portion	814	4,244
Other long-term liabilities	3,186	-
Total liabilities	237,818	212,328

Series B Convertible Preferred Stock (liquidation value of $26,528 at October 2, 2010)	13,265	-

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock	-	-
Common Stock	3	1,091
Additional paid-in capital	136,080	112,747
Accumulated other comprehensive income (loss)	89	60
Accumulated deficit	(112,904)	(94,385)
Total stockholders' equity	23,268	19,513
Total liabilities, convertible preferred stock, and stockholders' equity	$274,351	$231,841

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Revenues	$110,121	$72,579	$304,928	$210,491
Costs of revenues	91,933	61,327	257,770	181,388
Gross profit	18,188	11,252	47,158	29,103
Selling, general and administrative expenses	9,813	5,410	27,532	18,206
Depreciation and amortization	6,199	7,351	19,912	20,784
Operating income (loss)	2,176	(1,509)	(286)	(9,887)

Interest expense	5,972	4,897	17,385	13,202
Other expense, net	29	59	175	104
Loss from continuing operations before income taxes	(3,825)	(6,465)	(17,846)	(23,193)
Income tax expense	(48)	(297)	(151)	(1,067)
Loss from continuing operations	(3,873)	(6,762)	(17,997)	(24,260)

(Loss) income from discontinued operations	(2)	(220)	(461)	555
Net loss	$(3,875)	$(6,982)	$(18,458)	$(23,705)

Net income (loss) per share - basic:
Continuing operations	$(0.79)	$(1.73)	$(3.76)	$(6.23)
Discontinued operations	0.00	(0.06)	(0.10)	0.14
Net loss	$(0.79)	$(1.79)	$(3.86)	$(6.09)

Net income (loss) per share - diluted:
Continuing operations	$(0.79)	$(1.73)	$(3.76)	$(6.23)
Discontinued operations	0.00	(0.06)	(0.10)	0.14
Net loss	$(0.79)	$(1.79)	$(3.86)	$(6.09)

Weighted average shares of common stock outstanding:
Basic	4,885	3,896	4,785	3,896
Diluted	4,885	3,896	4,785	3,896

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
 (Unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Cash flows from operating activities:
Net loss	$(18,458)	$(23,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	461	(555)
Provision for doubtful accounts	664	1,252
Depreciation and amortization	19,912	20,784
Amortization of deferred financing fees	2,486	1,635
Accrued interest expense (income) on collar	248	(17)
Accretion of debt discount	306	-
Stock-based compensation	1,228	1,419
Interest added to debt principal	2,806	1,498
Refundable deposits	(389)	(107)
Loss on sale of fixed assets	116	133
Deferred tax assets, net	25	1,146
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(16,953)	(6,261)
Inventories	(1,981)	3,610
Prepaid expenses and other assets	912	(3,545)
Accounts payable and accrued liabilities	5,176	1,717
Net cash used in operating activities – continuing operations	(3,441)	(996)
Net cash (used in) provided by operating activities – discontinued operations	(358)	1,092
Net cash (used in) provided by operating activities	(3,799)	96

Cash flows from investing activities:
Acquisition of property and equipment	(2,656)	(2,289)
Proceeds from sale of property and equipment	241	486
Cash restricted for acquisition of business	133	317
Cash paid for acquisition of business	(35)	(4,893)
Net cash used in investing activities	(2,317)	(6,379)

Cash flows from financing activities:
Proceeds from issuance of common shares	420	50
Proceeds from issuance of preferred shares	12,500	-
Proceeds from (repayment of) revolving credit facilities, net	(4,500)	7,500
Repayment of capital leases	(4,059)	(1,456)
Repayment of long term debt	(3,868)	(1,170)
Proceeds from issuance of long term debt	15,000	-
Repayment of acquired debt, net of cash acquired	(7,246)	-
Financing fees	(2,136)	(1,673)
Payment of costs associated with equity offering	(520)	-
Net cash provided by financing activities	5,591	3,251

Effect of exchange rate on cash and cash equivalents	(50)	165
Net decrease in cash and cash equivalents	(575)	(2,867)
Cash and cash equivalents at beginning of period	2,263	5,348
Cash and cash equivalents at end of period	$1,688	$2,481

 The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months Ended
	October 2,	October 3,
	2010	2009

Supplemental cash flow information:
Interest paid	$13,421	$10,121
Income taxes paid	$366	$253

Significant noncash items:
Fair value of equity paid for acquisition	$19,927	$-
Acquisition of property and equipment financed by capital lease	$154	$3,029
Credit support fee paid in shares of Series B Convertible Preferred Stock	$765	$-

The accompanying notes are an integral part of these unaudited financial statements.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         Business

UniTek Global Services, Inc. (“UniTek,” “Company”, “we,” “our,” or “us”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wired and wireless telecommunications, broadband cable and satellite television industries.  UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce of over 5,200 through 102 field offices across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services.  The Company operates in two business segments: (1) fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable), and (2) engineering and construction, which include both wireless and wired telecommunications.

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

2.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 2, 2010, and for the three and nine months ended October 2, 2010 and October 3, 2009, have been prepared by us in accordance with accounting standards generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature except for the purchase accounting adjustments as described in Note 4, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  Certain prior period amounts have been reclassified to conform to the current presentation.

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

On August 6, 2010,  a requisite majority of the Company’s stockholders approved a reverse split of the Company’s common stock at a ratio not less than one-to-eight and not more than one-to-30.  The Board approved a one-to-28 reverse stock split in conjunction with the equity offering discussed in Note 17.  The number of shares and earnings per share included in this Form 10-Q have been retrospectively adjusted to reflect this reverse split that occurred on November 9, 2010 in conjunction with the closing of the equity offering.

3.         Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, amounts contained in certain of the notes to the consolidated financial statements, and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, allowances for bad debts, accruals for legal obligations, medical insurance and workers compensation insurance and valuation of goodwill and intangible assets.

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

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consist primarily of prepaid insurance, taxes and expenses. These costs are expensed ratably over the related periods of benefit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which principally range from three to seven years for computers, construction equipment, furniture, vehicles, and equipment. The useful life of leasehold improvements is based on the shorter of the term of the lease or five years. Assets under capital leases are amortized over the lesser of the lease term or the asset’s estimated useful life. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized.  All depreciation of property and equipment is included in the condensed consolidated statements of operations in Depreciation and Amortization.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company amortizes intangible assets, consisting of customer contracts, customer relationships and non-compete agreements from acquired businesses, on a straight-line basis over the 12- to 84-month lives of those agreements.  All amortization of amortizable intangible assets is included in the condensed consolidated statements of operations in Depreciation and Amortization.

Other Long-Term Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 7).  At October 2, 2010 and December 31, 2009, $6.7 million and $6.6 million (net), respectively, is included in other long-term assets related to deferred financing fees.

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

The Company also enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed. Unbilled revenues represent amounts earned and recognized in the period for which customer billings are issued in a subsequent period per the contract terms.  In the wireless portion of the engineering and construction segment, revenue is primarily recorded on the percentage of completion basis either based on direct costs incurred or on milestones completed.  Losses are recognized when such losses become known.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of any instruments convertible to common stock, such as preferred stock, stock options or warrants.  Options to purchase 0.6 million shares of common stock and warrants to purchase 0.3 million shares of common stock were excluded from the computation because the Company reported a loss from continuing operations for each of those periods.  Any outstanding stock options, warrants, or other instruments that are convertible to common stock could potentially be dilutive should the Company report net income in a future period.  The weighted average number of common shares outstanding used to calculate the net loss per common shares includes the automatic conversion of the Series A Convertible Preferred Stock (see Note 9) to common stock since the Effective Time as the Company believed the automatic conversion to be perfunctory.  This conversion was completed on June 4, 2010, upon the filing and effectiveness of an amendment to the Company’s certificate of incorporation.

The Company has determined that the Series B Preferred Stock is a participating security under Accounting Standards Codification (“ASC”) 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s Common Stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

However, since the Company reported a loss for the quarter and nine months ended October 2, 2010, it was required by the ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the quarter and nine months ended October 2, 2010. In addition, since the Company reported a loss from continuing operations for the quarter and nine months ended October 2, 2010, the Series B Preferred Stock was not deemed to be a participating security for the quarter and nine months ended October 2, 2010 pursuant to ASC 260, since the holders of the Series B Preferred Stock do not have a contractual obligation to share in the losses from continuing operations of the Company.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of those instruments. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities. The fair values of debt and derivative instruments are discussed in Notes 7 and 8, respectively.

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

The Company recorded income tax expense of $48 thousand and $0.3 million for the three months ended October 2, 2010 and October 3, 2009, respectively.    For the nine months ended October 2, 2010 and October 3, 2009, the Company recorded income tax expense of $0.2 million and $1.1 million, respectively. The 2010 tax expense represents the estimated tax expense from the Company’s Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

At October 2, 2010, the Company had net operating loss carry forwards for U.S. federal and state income tax purposes of approximately $43 million which begin to expire in 2014 and will fully expire by 2029.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the U.S. deferred tax assets do not satisfy the realization criteria set forth in ASC 740, and accordingly, has recorded a valuation allowance for the entire net U.S. deferred tax asset.

Leases

The Company leases vehicles primarily for performing fulfillment services to the pay television industry. Leases are accounted for either as operating or capital depending on the terms of the lease. Each lease is reviewed as to the terms and a determination is made whether the vehicle is an operating or capital lease. Operating lease payments are expensed as incurred.  Capital leases are included on the consolidated balance sheets as property and equipment and capital lease obligations and depreciated over the expected useful lives.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated fair values.

The consolidated financial statements as of October 2, 2010 and for the three and nine months ended October 2, 2010 and October 3, 2009 include stock option expense as compensation expense. Pretax stock-based compensation expense recognized for the three months ended October 2, 2010 and October 3, 2009 was $0.4 million and $0.5 million, respectively. Pretax stock-based compensation expense recognized for the nine months ended October 2, 2010 and October 3, 2009 was $1.2 million and $1.4 million, respectively. For the three and nine months ended October 2, 2010 and October 3, 2009, all stock-based compensation expense was included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates the fair value of stock-based awards on the date of grant primarily using the Black-Scholes option-pricing model and recognizes compensation expense on a straight-line basis over the requisite service periods. Stock-based compensation expense recognized during the current period is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

Comprehensive Loss

Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than those with shareholders.  Comprehensive loss consists of net loss and foreign currency translation adjustments.

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Month Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net loss	$(3,875)	$(6,982)	$(18,458)	$(23,705)
Foreign currency translation (loss) gain	124	90	28	173
Comprehensive loss	(3,751)	(6,892)	(18,430)	(23,532)

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

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, this new guidance modifies the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is required to be adopted in the first quarter of 2011; however, early adoption is permitted.  The Company does not expect this new guidance to significantly impact its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" an update to Accounting Standards Codification (“ASC”) 310. This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the end of period disclosure requirements of ASU No. 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect these new standards to significantly impact its consolidated financial statements.

4.         Berliner-UniTek Holdings Merger

On January 27, 2010, Berliner and Holdings entered into the Merger Agreement.  Pursuant to the terms and conditions of the Merger Agreement, at the Effective Time, each outstanding share of common stock of Holdings (the “Holdings Common Stock”) (prior to adjusting for the one-for-28 reverse stock-split effected on November 9, 2010) was converted into the right to receive 0.012 shares of series A preferred stock of Berliner (the “Berliner Series A Preferred Stock”) and 0.40 shares of common stock of Berliner (the “Berliner Common Stock”), and each share of series A preferred stock of Holdings (the “Holdings Preferred Stock”) was converted into the right to receive 0.02 shares of series B preferred stock of Berliner (the “Berliner Series B Preferred Stock”). The terms of the Berliner Series A Preferred Stock and the Berliner Series B Preferred Stock are summarized in Item 5.03 of the Form 8-K filed with the SEC on January 27, 2010.  The Merger expanded Holdings presence in the wireless telecommunications market in the site acquisition and construction of wireless cell towers and related services.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Based on the number of shares of Holdings capital stock and Berliner capital stock outstanding as of January 27, 2010, the stockholders of Holdings immediately prior to the Effective Time held more than 80% of the voting capital stock of Berliner outstanding immediately following the Merger.

The total fair value of the consideration paid for Berliner was $27.5 million, including $19.9 million of equity and the assumption of debt with a fair value of $7.6 million.  The fair value of the equity was determined based upon the underlying value of the Unitek stock as determined by a third-party valuation and the exchange rate established in the Merger agreement.  The following allocation of the purchase price to the fair value of tangible and intangible assets, and the useful lives of these assets, remains preliminary as the Company continues to assess the valuation of acquired assets and liabilities and any adjustments to the purchase price based on the final net working capital.  The following table summarizes the estimated fair value of the consideration paid for Berliner and the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$336
Accounts receivable	25,964
Inventories	898
Prepaid expenses and other current assets	2,686
Property and equipment	2,649
Amortizable intangible assets	4,658
Goodwill	5,675
Other assets	289
Accounts payable and accrued expenses	(14,501)
Other liabilities	(534)
Capital lease obligations	(611)
Total fair value of net assets acquired	$27,509

The results of the Merger are included in the consolidated results of the Company effective January 27, 2010 in the engineering and construction segment.  During the three- and nine-month periods ended October 2, 2010, the Merger contributed revenue of approximately $23.5 million and $66.1 million and operating income of $0.4 million and $0.0 million, respectively.  The Company has recognized goodwill of $5.7 million, which is not tax-deductible, arising from the acquisition representing the value of the existing workforce as well expected synergies from the combination of operations.  The goodwill associated with the Merger is included in the engineering and construction segment’s assets.

The following pro forma data presents revenue and loss from continuing operations as if the Merger had occurred at the beginning of the respective annual reporting periods (in thousands):

	Three Months Ended		Nine months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenue	$110,121	$90,294	$311,329	$255,076
Loss from continuing operations	(3,402)	(8,132)	(17,497)	(31,563)

5.         Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at October 2, 2010 and December 31, 2009, consist of the following (in thousands):

	October 2,	December 31,
	2010	2009
Accounts receivable	$45,283	$19,584
Unbilled revenue	23,225	6,425
	68,508	26,009
Allowance for doubtful accounts	(1,575)	(1,329)
Total	$66,933	$24,680

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unbilled revenue principally represents the value of services rendered to customers not billed as of the balance sheet date.  Unbilled revenue is generally billed within three months subsequent to the provision of the services.

Credit risk with respect to accounts receivable was concentrated with three customers at October 2, 2010.  These customers accounted for approximately $34.2 million (51%) of the accounts receivable at October 2, 2010.  For the three and nine months ended October 2, 2010, the Company derived approximately $69.2 million (63%) and $187.2 million (61%), respectively, of its total revenue from its two largest customers.  Each of these customers represented in excess of 10% of the Company’s total net revenue. For the three and nine months ended October 3, 2009, the Company derived $57.6 million (79%) and $171.5 million (82%), respectively of its total revenue from its three largest customers.  These revenues were reported as a component of the Fulfillment segment revenues.

6.         Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the nine months ended October 2, 2010 (in thousands):

Beginning balance, December 31, 2009	$137,827
Goodwill associated with Merger	5,675
Other adjustments	(27)
Ending balance, October 2, 2010	$143,475

Other intangible assets consisted of the following (in thousands):

	October 2,	December 31,
	2010	2009
Amortizable intangible assets:
Customer relationships	$74,727	$70,468
Non-compete agreements	1,433	1,025
Total amortizable intangible assets	76,160	71,493

Accumulated amortization:
Customer relationships	55,268	43,904
Non-compete agreements	956	648
Total accumulated amortization	56,224	44,552
Amortizable intangible assets, net	$19,936	$26,941

The estimated amortization expense for the three months ending December 31, 2010, each of the following three years, and thereafter is as follows (in thousands):

Three months ending December 31, 2010	$3,462
2011	7,998
2012	6,252
2013	1,049
Thereafter	1,175
Total	$19,936

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Long-Term Debt

Long-term debt consisted of the following (face value approximates fair value) (in thousands):

	October 2,	December 31,
	2010	2009
First Lien Credit Agreement:
Revolving Credit Facility	$7,000	$11,500
Term B Credit Facility, net of debt discount of $2,847	83,788	75,503
Term C Credit Facility	19,500	19,500
	110,288	106,503
Second Lien Credit Agreement:
Term Facility	25,000	25,000
Loan Authorization Agreement
Holdings Revolving Facility	30,258	28,666
Total debt	165,546	160,169
Less current portion	33,048	33,006
Long-term debt, net of current portion	$132,498	$127,163

Future maturities of long-term debt, including $2,847 of debt discount, are as follows (in thousands):

Three months ending December 31, 2010	$30,956
2011	2,790
2012	134,647
Total	$168,393

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

The Revolving Credit Facility provides loans in a maximum amount of $20 million and matures on September 27, 2012. In connection with the closing of an amendment in January 2010, the interest rate is, at the Company’s option, either a rate of one-half of 1% per annum above the Federal Funds Rate plus 5.0% for base rate advances or the Eurodollar rate plus 6% provided that the rate will increase 75 basis points if the Company’s Leverage Ratio (as defined in the First Lien Credit Agreement) exceeds a certain level. Unused borrowings under the Revolving Credit Facility are subject to a 1% commitment fee per annum. As of October 2, 2010, the Company had drawn $7.0 million on the Revolving Credit Facility. At October 2, 2010 and December 31, 2009, $7.0 million and $11.5 million, respectively, of borrowings under the Revolving Credit Facility are classified as long-term debt because the Company intends that such amounts would remain outstanding under this agreement for an uninterrupted period extending beyond one year from the balance sheet date.  Borrowings on the Revolving Credit Facility are secured by the assets of the Company.

The Term B Credit Facility as amended provides for borrowings up to $93 million, including the Third Incremental Term B Facility described below.  As of October 2, 2010, $86.6 million (including the debt discount of $2,847) was outstanding under the Term B Credit Facility. The term loan provides for interest, depending on the Company’s election, with interest at a rate of one-half of 1% per annum above the Federal Funds Rate plus 5.5% or Eurodollar plus 6.5%. At December 31, 2009, in connection with the closing of an amendment in January 2010, the interest rate increases by 75 basis points if the Company’s Leverage Ratio exceeds a certain level. The loan under the Term B Credit Facility is to be amortized from December 31, 2007 until maturity. The Term B Credit Facility is secured by substantially all of the assets of the Company.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 16, 2010, the Company amended its existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million.  Upon closing of the amendment, $15.0 million of the facility was made available to the Company.  The additional $5.0 million of the facility shall be available to the Company as early as November upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment.  The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs.  The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B facility.  Pursuant to the terms of the amendment, the Third Incremental Term B Lenders received warrants to purchase an aggregate of three million shares of common stock of the Company.  The warrants have an exercise price of $0.01 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012.  The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact the Company’s common stock.  The Company also agreed to pay to the Third Incremental Term B Lenders a deferred fee in cash up to a maximum of $3.5 million, which will be earned by the lenders through July 12, 2012 and is payable on March 26, 2013, or earlier under certain circumstances contained in the amendment.  The deferred fee payable in cash will be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above.  Additionally, payment of the deferred fee in cash will result in the termination of the related warrants.  As a result of the contractual relationship between the exercise of the warrants and the payment of the deferred fee, the Company considers them to be separate financial instruments that should be measured at fair value and recorded as a discount to the debt issued under the amendment, and classified as liabilities in the accompanying condensed consolidated balance sheet.  The estimated fair value of this instrument is $3.2 million, which was calculated using probability-weighted discounted cash flows for the deferred fee and the fair value of the related warrants based on the likelihood of satisfying the ultimate liability in either cash or shares of common stock, or a combination of both.   During the three months ended October 2, 2010, the Company recognized additional interest expense of $0.3 million related to the accretion of both the debt, net of discount, and the deferred fee liability to their estimated maturity values.

The Term C Credit Facility is for $19.5 million which is the outstanding balance as of October 2, 2010 and December 31, 2009. The interest rate was amended to 16.25% on $8.0 million of the Term C Credit Facility for the period from April 1, 2009 to December 31, 2009 in connection with the December 2009 amendment and 13.08% on the remaining $11.5 million.  Effective January 1, 2010, the interest rate on the $8.0 million increased to 16.5%.

The First Lien Credit Agreement, as amended, includes various financial covenants, the most significant of which requires that the Company maintain certain quarterly financial ratios and limit annual capital expenditures. On June 16, 2010, the Company entered into an amendment with the First Lien Debt Holders to amend certain of these financial covenants.  The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on the Company’s ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business.   The Company was in compliance with all covenants at October 2, 2010.

Letter of Credit Transaction

On March 31, 2010, the Company entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among UniTek Acquisition, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Acquisition”), UniTek Midco, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Midco”), certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes an incremental $12 million revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.  There was $6.0 million in letters of credit issued against the LOC Facility as of October 2, 2010.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Second Lien Credit Agreement

The Company is party to the Second Lien  Credit Agreement, dated September 27, 2007 (the “Second Lien Credit Agreement”), which provides for a $25 million term facility that matures on September 27, 2012 and is repayable in full at that date. The Company entered into two amendments with the lenders under the Second Lien Credit Agreement in 2009. The first amendment, in May 2009, modified certain covenants in return for a 1% fee and an increase in the interest rate. The second amendment, in December 2009, modified certain financial covenants through September 2012 pending meeting the required terms for closing the amendment. These terms were met with an infusion of equity and the closing of the Merger.  The interest rate at December 31, 2009 was the greater of 15.0% per annum and the Eurodollar rate plus 7.25%. The second amendment included a change in the interest rate to the current rate, which is the greater of 15.75% per annum and the Eurodollar rate plus 7.25%. Interest is due quarterly beginning on December 31, 2007 until maturity. The Second Lien Credit Agreement is secured by substantially all of the assets of the Company.  The Second Lien Credit Agreement includes various covenants, the most significant of which requires the Company to maintain certain quarterly financial ratios and limits capital expenditures. The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on its ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business.   The Company was in compliance with all covenants at October 2, 2010.

Loan Authorization Agreement

Holdings entered into a Loan Authorization Agreement dated as of September 25, 2007 (the “Loan Authorization Agreement”), with BMO Capital Markets Financing, Inc. (“BMO”).  The Loan Authorization Agreement established an $18 million revolving credit facility (the “Holdings Revolving Facility”), and amounts borrowed against the Holdings Revolving Facility are evidenced by a promissory note.  Interest is calculated based on the prime commercial rate, as defined in the Holdings Revolving Facility.  The average interest rates during the three and nine months ended October 2, 2010 and October 3, 2009, were 7.25% and 5.5%, respectively. Interest on the borrowings are payable quarterly, at the option of the Company, in cash or by adding such interest to the unpaid principal balance of the Holdings Revolving Facility. All interest incurred to date has been added to the principal balance of the Holdings Revolving Facility.  Accrued and unpaid interest was $5.3 million and $3.7 million at October 2, 2010 and December 31, 2009, respectively.  The outstanding principal of the Loan Authorization Agreement and any unpaid interest accumulated to date are payable and mature on demand of BMO.  On March 24, 2008 and September 15, 2009, Holdings entered into amendments to the Loan Authorization Agreement that increased the amount of maximum credit under the Holdings Revolving Facility to $28 million and $35 million, respectively.  The obligations under the Loan Authorization Agreement are guaranteed by two funds of HM Capital Partners LP (“HM LP”) (see Note 12).  There are no financial covenants included in the Loan Authorization Agreement.   Borrowings under the Loan Authorization Agreement are not secured or guaranteed by any assets of the Company and its subsidiaries.

 8.        Derivative Financial Instruments

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company is also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the First Lien Credit Agreement for the first three years of the agreement.

On November 29, 2007, the Company entered into an interest rate collar agreement with an aggregate notional principal amount of $65 million and a maturity date of November 30, 2010. The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement and consists of a cap and a floor with a strike of 5.50% and 2.98%, respectively. The strike is indexed to three-month LIBOR. The change in the fair value of the derivative is reported as a component of interest expense. The amount of interest expense recorded for the interest rate collar for the three months ended October 2, 2010 and October 3, 2009 was $(0.1) million and $0.3 million, respectively, which includes changes in the fair value of the collar liability. The amount of interest expense recorded for the interest rate collar for the nine months ended October 2, 2010 and October 3, 2009 was $(1) thousand and $0.8 million, respectively, which includes changes in the fair value of the collar liability.  The fair value of the interest rate collar liability was $0.3 million and $1.5 million at October 2, 2010 and December 31, 2009, respectively, and is recorded as a component of accrued expenses in the condensed consolidated balance sheets.

9.         Stockholders’ Equity

The Company is authorized to issue 220 million shares, consisting of  (i) 200 million shares of common stock, par value $0.00002 per share and (ii) 20 million shares of preferred stock, par value $0.00002 per share.  At the Effective Time, each outstanding share of Holdings Common Stock (prior to adjusting for the one-for-28 reverse stock-split effected on November 9, 2010) was converted to the right to receive 0.012 shares of Berliner Series A Preferred Stock, in addition to 0.4 shares of Berliner Common Stock.  On June 4, 2010, each share of Berliner Series A Preferred Stock was automatically converted into 50 shares of UniTek Common Stock upon the filing and effectiveness of an amendment to the Company’s certificate of incorporation.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In conjunction with the Merger, Berliner designated approximately 0.7 million shares of Berliner Series B Preferred Stock.  At the Effective Time, each share of Holdings Preferred Stock was converted to the right to receive 0.02 shares of Berliner Series B Preferred Stock.  The Holdings Preferred Stock was issued in January 2010, prior to the Merger, in an amount of $12.5 million for 12.5 million shares.  The Berliner Series B Preferred Stock ranks senior to all existing classes of capital stock of Berliner.  The Berliner Series B Preferred Stock has an optional conversion feature to UniTek Common Stock, such that the actual conversion ratio would currently be 50 shares of UniTek Common Stock for each share of Berliner Series B Preferred Stock, subject to standard anti-dilution adjustments for stock splits, dividends and similar events.  In addition, in the event of liquidation, dissolution or winding up of UniTek, the Berliner Series B Preferred Stock has a liquidation preference.   As there are certain events that are considered “deemed liquidation” events, such as a merger or consolidation or similar transaction resulting in a change of control (as more fully defined in the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock filed with the Company’s Form 8-K on January 27, 2010) which can be influenced by the holders of the Berliner Series B Preferred Stock, the Berliner Series B Preferred Stock has been reflected as mezzanine equity on the accompanying consolidated balance sheet.  At October 2, 2010, there were approximately 0.27 million shares of Berliner Series B Preferred Stock outstanding with a liquidation value of approximately $26.5 million.

On August 6, 2010, a requisite majority of the Company’s stockholders approved a reverse split of the Company’s common stock at a ratio not less than one-to-eight and not more than one-to-30.  The Board approved a one-to-28 split in conjunction with the equity offering discussed in Note 17.  The number of shares and earnings per share included in this Form 10-Q have been adjusted to reflect this reverse split that occurred on November 9, 2010 in conjunction with the closing of the equity offering.

10.       Warrants

At October 2, 2010, the Company had outstanding warrants to purchase up to approximately 0.3 million shares of its common stock. The warrants exercise prices range from $0.28 to $70.00 per share and expire from June 21, 2011 to July 16, 2020.  The weighted average price is $41.91 per share.

11.       Stock Options

At October 2, 2010, the Company had outstanding stock options to employees to purchase up to approximately 0.6 million shares of its common stock.  The stock option exercise prices range from $8.40 to $38,836 per share and expire from October 3, 2010 to January 4, 2020.  The weighted average exercise price per share is $64.76 per share.

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

In connection with the Merger, on January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM LP.    Pursuant to the M&O Agreement, the Company will pay HM LP an annual fee of $0.7 million in calendar year 2010, $0.7 million in calendar year 2011 and $0.8 million in calendar year 2012 and for each calendar year thereafter, in consideration for HM LP’s provision of financial oversight and monitoring services to the Company as they may be requested from time to time.  Each annual fee mentioned above will be payable in equal quarterly installments on March 31, June 30, September 30 and December 31 of the applicable year; provided, that such payment will not be paid unless the Total Leverage Ratio is below 3.50:1.00 at the end of the applicable quarter, and if not paid, each such payment will accrue until the Total Leverage Ratio is below 3.50:1.00 at any subsequent quarter at which time all accrued and unpaid payments will become due and payable.

In conjunction with the Merger, the Company entered into a Credit and Support Agreement with two funds of HM LP that are parties to the guaranty of the Holdings Revolving Facility.  The Credit and Support Agreement provides for the payment of a credit support fee for the continued guaranty of the Company’s performance under the Holdings Revolving Facility.  The credit support fee is equal to 6% (or the maximum contract rate of interest permitted by law if less than 6%) on the aggregate of the outstanding principal and accrued interest added to the principal.  The credit support fee is payable quarterly in cash or, at the Company’s option in shares of Series B Convertible Preferred Stock.  For the three and nine months ended October 2, 2010, the Company recorded $0.4 million and $1.2 million, respectively, for the credit support fee that is included in interest expense.  The corresponding related party liability is included with accrued liabilities at October 2, 2010 and will subsequently be paid in cash with proceeds from the equity offering (See Note 17).

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at October 2, 2010
	Fair Value at October 2, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$1,688	$1,688	$-	$-
Total	$1,688	$1,688	$-	$-

Liabilities
Interest-rate collar	$322	$-	$322	$-
Total	$322	$-	$322	$-

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$2,263	$2,263	$-	$-
Total	$2,263	$2,263	$-	$-

Liabilities
Interest-rate collar	$1,548	$-	$1,548	$-
Total	$1,548	$-	$1,548	$-

Derivatives

On November 29, 2007, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $65 million. The collar is used to hedge the required portion of the First Lien Credit Agreement. The fair value of the interest-rate collar liability was $0.3 million and $1.5 million at October 2, 2010 and December 31, 2009, respectively. The Company utilized a present value technique to fair value each derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor.

15.       Discontinued Operations

Discontinued operations consist of the satellite markets provided to DIRECTV as part of the market swaps, cable and wireless markets that were exited in 2009 and 2010 for various operations reasons. The following table summarizes the results for the Company’s discontinued operations for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Revenues	$-	$532	$253	$11,767
Cost of revenues	2	690	682	10,692
Gross margin	(2)	(158)	(429)	1,075
Depreciation and amortization	-	62	32	631
Operating income (loss)	(2)	(220)	(461)	444
Gain on sale of assets	-	-	-	(111)
Income (loss) from discontinued operations before income taxes	(2)	(220)	(461)	555
Tax benefit from discontinued operations	-	-	-	-
Income (loss) from discontinued operations	$(2)	$(220)	$(461)	$555

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.       Segment Reporting

The Company reports its financial results on the basis of two reportable segments: (1) fulfillment and (2) engineering and construction.  The segments are determined in accordance with how management views and evaluates our business. Selected segment financial information for the three and nine months ended October 2, 2010 and October 3, 2009, is presented below (in thousands):

	Three Months Ended
	October 2, 2010			October 3, 2009
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$73,758	$36,363	$110,121	$63,426	$9,153	$72,579
Cost of revenue	59,562	32,371	91,933	52,643	8,684	61,327
Gross profit	14,196	3,992	18,188	10,783	469	11,252
Selling, general and administrative expenses	6,229	3,584	9,813	4,249	1,161	5,410
Depreciation and amortization	4,887	1,312	6,199	4,291	3,060	7,351
Operating income (loss)	$3,080	$(904)	$2,176	$2,243	$(3,752)	$(1,509)
Interest expense			5,972			4,897
Other expense, net			29			59
Loss from continuing operations before income taxes			$(3,825)			$(6,465)

	Nine months Ended
	October 2, 2010			October 3, 2009
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$201,969	$102,959	$304,928	$177,883	$32,608	$210,491
Cost of revenue	165,066	92,704	257,770	151,605	29,783	181,388
Gross profit	36,903	10,255	47,158	26,278	2,825	29,103
Selling, general and administrative expenses	16,828	10,704	27,532	14,038	4,168	18,206
Depreciation and amortization	16,189	3,723	19,912	11,628	9,156	20,784
Operating income (loss)	$3,886	$(4,172)	$(286)	$612	$(10,499)	$(9,887)
Interest expense			17,385			13,202
Other expense, net			175			104
Loss from continuing operations before income taxes			$(17,846)			$(23,193)

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At the quarter ended October 2, 2010, the total assets of the fulfillment segment were $175.6 million and the engineering and construction segment were $98.8 million.  This compares to $174.4 million and $57.4 million at December 31, 2009 for the fulfillment segment and the engineering and construction segment, respectively.  The increase of $1.2 million in the assets of the fulfillment segment was primarily from higher working capital.  The increase of $41.4 million in the engineering and construction assets compared to December 31, 2009 is primarily the $45.1 million of assets from the operations of Berliner which have been included in the Company’s consolidated results since the date of the Merger, offset by changes in working capital.

17.       Subsequent Events

The Company evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.

On October 29, 2010, the Company filed an information statement stating that a requisite majority of its stockholders have approved a reverse split of the Company’s common stock at a ratio of one-to-two.  The Company expects this reverse split to become effective in the fourth quarter of 2010.  As of the filing date of these financial statements, this reverse split has not occurred.

On November 10, 2010, the Company’s Registration Statement on Form S-1, filed with the SEC on August 16, 2010, and as amended on October 28, 2010, for the purpose of raising additional capital was declared effective by the SEC.   On November 16, 2010, the Company completed an underwritten public offering of 19,000,000 shares of common stock at a price of $4.75 per share.  After deducting underwriting fees and estimated offering costs, the Company generated net proceeds of approximately $82.6 million.  The Company expects to use the net proceeds from the offering to repay approximately $61.9 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog.  The amounts outstanding under the Holdings Revolving Facility will be paid in full terminating the Loan Authorization Agreement and the related Credit and Support Agreement.

Costs directly associated with the offering were capitalized and recorded as deferred offering costs in other assets prior to the closing of the offering.  We filed our initial Registration Statement on Form S-1 with the SEC on August 16, 2010, which was declared effective on November 10, 2010.  Deferred offering costs were approximately $0.5 million as of October 2, 1010, which will be reclassified to additional paid-in capital upon the closing of the offering.

In connection with the closing of the offering on November 16, 2010 and as amended on October 28, 2010, the parties to the M&O Agreement have agreed to terminate the M&O Agreement and the Company has agreed to pay a termination fee of $4.3 million (payable in cash or stock at the Company’s discretion) that would only become payable upon certain conditions being met as outlined in the agreement.  As of the date of this filing, these conditions have not been met.

Also in connection with the offerings, the Company issued 5,972,125 shares of common stock in exchange for all of the outstanding shares of Series B.  The number of shares considered the two-for-one liquidation preference attributable to the Series B Convertible Preferred Stock as well a price per share of common stock equal to a 6.5% discount to the $4.75 offering price.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three and nine months ended October 2, 2010, and October 3, 2009, has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

In the Merger, Holdings is the accounting acquirer with Berliner the legal acquirer and registrant.  Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.  Berliner filed a Transition Report on Form 10-K on March 31, 2010.  As the accounting acquirer, Holdings’ prior year results are presented for comparison purposes.  The results for the three and nine months ending October 2, 2010 include the results of Holdings for the entire periods and the results of Berliner after the January 27, 2010 Merger date.  The results for the three and nine months ended October 3, 2009 include only the results of Holdings.

Results of Operations – Three Months Ended October 2, 2010 Compared to Three Months Ended October 3, 2009

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended
	October 2, 2010	October 3, 2009
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$110,121	$72,579
Cost of revenues	91,933	61,327
Gross profit	18,188	11,252
Selling, general and administrative expenses	9,813	5,410
Depreciation and amortization	6,199	7,351
Operating income (loss)	2,176	(1,509)
Interest expense	5,972	4,897
Other expense, net	29	59
Loss from continuing operations before income taxes	(3,825)	(6,465)
Income tax expense	(48)	(297)
Loss from continuing operations	(3,873)	(6,762)
Loss from discontinued operations	(2)	(220)
Net loss	$(3,875)	$(6,982)
Net loss per share- basic and diluted:
Continuing operations	$(0.79)	$(1.73)
Discontinued operations	$0.00	$(0.06)
Weighted average shares of common stock outstanding (basic and diluted)	4,885	3,896
Adjusted EBITDA (1)	$9,254	$6,479

(1)  See description of “Adjusted EBITDA” and “Adjusted Pro Forma EBITDA” below.

The following table presents, for the dates indicated, a summary of our condensed consolidated balance sheet information.

(in thousands)	October 2, 2010	December 31, 2009
Current assets	$85,410	$39,206
Total assets	274,351	231,841
Current liabilities	101,320	80,921
Long-term debt and capital lease obligations, net of current portion and debt discount	133,312	131,407
Series B Convertible Preferred Stock	13,265	-
Stockholders’ equity	23,268	19,513

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended October 2, 2010 and October 3, 2009.

	Three Months Ended (unaudited)
(Amounts in thousands)	October 2, 2010		October 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$73,758	67.0%	$63,426	87.4%	$10,332
Engineering and Construction	36,363	33.0%	9,153	12.6%	27,210
Total	$110,121	100%	$72,579	100%	$37,542

We had revenue of $110.1 million for the three months ended October 2, 2010, compared to $72.6 million for the three months ended October 3, 2009.  This represents an increase of $37.5 million, or 51.7%. Of the revenue gain, $23.5 million reflects the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.

Revenue for the fulfillment segment increased by $10.3 million, or 16.3%, from $63.4 million for the three months ended October 3, 2009 to $73.7 million for the three months ended October 2, 2010. Revenue from the broadband cable acquisitions we completed in the fourth quarter of fiscal 2009 accounted for $6.1 million of this additional revenue.  The remaining portion of the increase is attributable to growth in our existing fulfillment services businesses.

Revenue for the engineering and construction segment increased $27.2 million, or 297.3%, from $9.2 million for the three months ended October 3, 2009 to $36.4 million for the three months ended October 2, 2010.  The increase is primarily related to the operations of Berliner which have been included in our consolidated results since the date of the Merger.

Cost of Revenues

The following table sets forth information regarding our cost of revenues by segment for the three months ended October 2, 2010 and October 3, 2009.

	Three Months Ended (unaudited)
(Amounts in thousands)	October 2, 2010		October 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$59,562	80.8%	$52,643	83.0%	$6,919
Engineering and Construction	32,371	89.0%	8,684	94.9%	23,687
Total	$91,933	83.5%	$61,327	84.5%	$30,606

Our cost of revenue was $91.9 million and $61.3 million for the three months ended October 2, 2010 and October 3, 2009, respectively.  This represents an increase of $30.6 million, or 49.9%, during a period when sales increased 51.7%. Cost of revenue represents 83.5% and 84.5% of total revenue for the three months ended October 2, 2010 and October 3, 2009, respectively. Of the cost of revenue increase, $20.8 million is related to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.

Cost of revenue for the fulfillment segment increased $6.9 million from $52.6 million for the three months ended October 3, 2009 to $59.5 million for the three months ended October 2, 2010. This represents an increase of 13.1% during a period when revenue increased by 16.3% representing operational improvements made in the fulfillment segment, as well as the impact of volume leverage.

Cost of revenue for the engineering and construction segment increased $23.7 million from $8.7 million for the three months ended October 3, 2009 to $32.4 million for the three months ended October 2, 2010.  The increase is related primarily to the operations of Berliner which have been included in our consolidated results since the date of the Merger, combined with an increase in volume within the wireline portion of our engineering and construction businesses.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended October 2, 2010 and October 3, 2009.

	Three Months Ended (unaudited)
(Amounts in thousands)	October 2, 2010		October 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$14,196	19.3%	$10,783	17.0%	$3,413
Engineering and Construction	3,992	11.0%	469	5.1%	$3,523
Total	$18,188	16.5%	$11,252	15.5%	$6,936

Our gross profit for the three months ended October 2, 2010 was $18.2 million compared to $11.3 million for the three months ended October 3, 2009, representing an increase of $6.9 million, or 61.6%.  Of the gross profit increase, $2.7 million is attributable to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.  Our gross profit as a percentage of revenue was approximately 16.5% for the three months ended October 2, 2010, as compared to 15.5% for the three months ended October 3, 2009.

For the fulfillment segment, gross margin increased from 17.0% for the three months ended October 3, 2009 to 19.3% for the three months ended October 2, 2010.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the engineering and construction segment, gross margin increased from 5.1% to 11.0%.  The increase is primarily attributed to the addition of the wireless business combined with operational improvements in both the wireline and wireless portions of the engineering and construction segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended October 2, 2010 were $9.8 million as compared to $5.4 million for the three months ended October 3, 2009. This represents an overall increase of $4.4 million.  A portion of the increase ($1.7 million) is from the merger of Berliner which has been included in our consolidated results since the date of the Merger.  The remaining increase in SG&A costs of $2.7 million is attributable primarily to additional salary and personnel costs ($0.5 million), integration and transaction expenses related to the Merger ($0.5 million), an increase in our reserve for legal claims ($0.7 million) and increased expenses related to the startup of our Canadian engineering and construction segment operations ($0.3 million).

Adjusted EBITDA, Adjusted Pro Forma EBITDA and Net income (loss) after certain non-cash adjustments

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a key indicator used by our management to evaluate operating performance of our company. While the adjusted EBITDA is not intended to replace any presentation included in the consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

Net income (loss) after certain non-cash adjustments is a key indicator used by our management to evaluate operating performance of our company.  While the net (loss) after certain non-cash adjustments is not intended to replace any presentation included in the consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry.  Specifically, (i) non-cash compensation expense may vary due to factors influencing the estimated fair value of performance based rewards, estimated forfeiture rates and amounts granted, (ii) non-cash interest expense varies depending on the timing of amendments to our debt and changes to the debt structure and (iii) amortization of intangible assets is impacted by the Company’s acquisition strategy and timing of acquisitions.

A reconciliation of adjusted pro forma EBITDA and net income (loss) after certain non-cash adjustments to net loss for the three month periods is as follows (amounts in thousands):

			Pro Forma
	Three Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net loss	$(3,875)	$(6,982)	$(3,404)	$(6,982)
Berliner pro forma net loss (a)	-	-	-	(1,370)
Non-cash stock based compensation	408	473	408	497
Non-cash interest expense	2,144	1,117	2,144	1,642
Non-cash amortization	3,369	5,475	3,369	5,475
Net income (loss) after certain non-cash adjustments	$2,046	$83	$2,517	$(738)

Loss from discontinued operations	2	220	2	220
Income tax expense	48	297	48	(15)
Cash interest expense	3,828	3,780	3,828	3,880
Other expense, non cash	29	59	29	39
Depreciation	2,830	1,876	2,830	2,560
Merger transaction costs	471	164	-	164
Adjusted EBITDA/Adjusted pro forma EBITDA	$9,254	$6,479	$9,254	$6,110

(a)	Berliner pro forma net loss includes additional interest and amortization resulting from the Merger as if the Merger had occurred at the beginning of the periods presented.

Adjusted pro forma EBITDA increased by 51.5% to $9.3 million for the three months ended October 2, 2010 from $6.1 million for the three months ended October 3, 2009.  The fulfillment segment’s year over year improvement of $3.4 million in gross profit was the main contributor to this increase.  The adjusted pro forma EBITDA improvement also includes an additional $1.9 million of year over year adjusted pro forma EBITDA growth attributable to the wireless business.  These increases in adjusted pro forma EBITDA were partially offset by higher SG&A expenses to support both the combined businesses and the increased revenue.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $2.7 million for the three months ended October 2, 2010 compared to $1.7 million for the three months ended October 3, 2009.  The increase in depreciation is attributed to the Merger ($0.3 million) and depreciation from the 2009 conversion of a portion of our fleet from operating leases to capital leases.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $3.5 million for the three months ended October 2, 2010 compared to $5.7 million for the three months ended October 3, 2009. The decrease is related to the impairment of the wireline telecommunications reporting unit in 2009 that resulted in a write-down of the customer contracts in the fourth quarter of fiscal 2009, partially offset by increased amortization resulting from the merger with Berliner.

Interest Expense

We recognized $6.0 million and $4.9 million in interest expense during the three months ended October 2, 2010 and October 3, 2009, respectively.  The increase of $1.1 million was primarily related to $8.0 million of higher debt ($0.2 million), the credit support fee on the Holdings Revolving Facility entered into during January 2010 ($0.4 million) and additional interest relating to the Letter of Credit Facility entered into on March 31, 2010 ($0.3 million).

Income Taxes

We recorded income tax expense of $48 thousand for the three months ended October 2, 2010 and $0.3 million for the three months ended October 3, 2009.    The 2010 tax expense represents the estimated tax expense from our Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

At October 2, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $43 million which begin to expire in 2014 and will fully expire by 2029.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance for the entire net deferred tax asset.

Net Loss

We had a net loss of $3.9 million for the three months ended October 2, 2010, compared to a net loss of $7.0 million for three months ended October 3, 2009.  These net losses include losses from discontinued operations of zero and $0.2 million for the three months ended October 2, 2010 and October 3, 2009, respectively.  The losses from discontinued operations are the result of the closure of certain cable installation locations.

Results of Operations – Nine months Ended October 2, 2010 Compared to Nine months Ended October 3, 2009

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Nine months Ended
	October 2, 2010	October 3, 2009
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$304,928	$210,491
Cost of revenues	257,770	181,388
Gross profit	47,158	29,103
Selling, general and administrative expenses	27,532	18,206
Depreciation and amortization	19,912	20,784
Operating loss	(286)	(9,887)
Interest expense	17,385	13,202
Other expense, net	175	104
Loss from continuing operations before income taxes	(17,846)	(23,193)
Income tax expense	(151)	(1,067)
Loss from continuing operations	(17,997)	(24,260)
Income (loss) from discontinued operations	(461)	555
Net loss	$(18,458)	$(23,705)
Net loss per share- basic and diluted:
Continuing operations	$(3.76)	$(6.23)
Discontinued operations	$(0.10)	$0.14
Weighted average shares of common stock outstanding (basic and diluted)	4,785	3,896
Adjusted EBITDA (1)	$22,662	$13,583

(1) See description of “Adjusted EBITDA” and “Adjusted Pro Forma EBITDA” below.

Revenues

The following table sets forth information regarding our revenues by segment for the nine months ended October 2, 2010 and October 3, 2009.

	Nine months Ended (unaudited)
(Amounts in thousands)	October 2, 2010		October 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$201,969	66.2%	$177,883	84.5%	$24,086
Engineering and Construction	102,959	33.8%	32,608	15.5%	70,351
Total	$304,928	100%	$210,491	100%	$94,437

We had revenue of $304.9 million for the nine months ended October 2, 2010, compared to $210.5 million for the nine months ended October 3, 2009.  This represents an increase of $94.4 million, or 44.9%. Of the revenue gain, $66.1 million reflects the operations of Berliner which have been included in our consolidated results since the date of the Merger and are included in the engineering and construction segment.

Revenue for the fulfillment segment increased by $24.1 million, or 13.5%, from $177.9 million for the nine months ended October 3, 2009 to $202.0 million for the nine months ended October 2, 2010. Revenue from the broadband cable acquisitions completed in the fourth quarter of fiscal 2009 accounted for $14.5 million in additional revenue and the timing impact of the 2009 DIRECTV market swap added $2.8 million for the nine months ended October 2, 2010.  The remaining portion of this increase is attributable to growth in our existing fulfillment services business. These gains were partially offset by weather issues in the first quarter of fiscal 2010 in the Northeast and Midwest portion of the United States and lower customer promotions in the first quarter of 2010 as compared to 2009.

Revenue for the engineering and construction segment increased $70.4 million, or 215.8%, from $32.6 million for the nine months ended October 3, 2009 as compared to $103.0 million for the nine months ended October 2, 2010.  The increase is primarily related to the operations of Berliner which have been included in our consolidated results since the date of the Merger combined with an increase in revenues from our wireline business of $4.3 million, or 13.2%, as a result of increased construction activity.

Cost of Revenues

The following table sets forth information regarding our cost of revenues by segment for the nine months ended October 2, 2010 and October 3, 2009.

	Nine months Ended (unaudited)
(Amounts in thousands)	October 2, 2010		October 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$165,066	81.7%	$151,605	85.2%	$13,461
Engineering and Construction	92,704	90.0%	29,783	91.3%	62,921
Total	$257,770	84.5%	$181,388	86.2%	$76,382

Our cost of revenue was $257.8 million and $181.4 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.  This represents an increase of $76.4 million, or 42.1%, during a period when sales increased 44.9%. Cost of revenues represents 84.5% and 86.2% of total revenue for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Of the cost of revenue increase, $59.2 million is related to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.

Cost of revenue for the fulfillment segment increased $13.5 million from $151.6 million for the nine months ended October 3, 2009 to $165.1 million for the nine months ended October 2, 2010. This represents an increase of 8.9% during a period when revenue increased by 13.5% representing operational improvements made in the fulfillment segment, as well as the impact of volume leverage.

Cost of revenue for the engineering and construction segment increased $62.9 million from $29.8 million for the nine months ended October 3, 2009 to $92.7 million for the nine months ended October 2, 2010.  The increase is related primarily to the operations of Berliner which have been included in our consolidated results since the date of the Merger.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the nine months ended October 2, 2010 and October 3, 2009.

	Nine months Ended (unaudited)
(Amounts in thousands)	October 2, 2010		October 3, 2009
	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$36,903	18.3%	$26,278	14.8%	$10,625
Engineering and Construction	10,255	10.0%	2,825	8.7%	$7,430
Total	$47,158	15.5%	$29,103	13.8%	$18,055

Our gross profit for the nine months ended October 2, 2010 was $47.2 million compared to $29.1 million for the nine months ended October 3, 2009, representing an increase of $18.1 million, or 62.0%.  Of the gross profit increase, $6.8 million is attributable to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the engineering and construction segment.  Our gross profit as a percentage of revenue was approximately 15.5% for the nine months ended October 2, 2010, as compared to 13.8% for the nine months ended October 3, 2009.

For the fulfillment segment, gross margin increased from 14.8% for the nine months ended October 3, 2009 to 18.3% for the nine months ended October 2, 2010.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the engineering and construction segment, gross margin increased from 8.7% to 10.0%.  The increase is primarily attributed to the addition of the wireless business combined with operational improvements in both the wireline and wireless portions of the engineering and construction segment.

Selling, General and Administrative Expenses

SG&A costs for the nine months ended October 2, 2010 were $27.5 million as compared to $18.2 million for the nine months ended October 3, 2009. This represents an overall increase of $9.3 million. The merger of Berliner, which has been included in our consolidated results since the date of the Merger, contributed an additional $5.1 million of SG&A costs.  The remaining increase in SG&A costs was primarily from transaction costs related to the merger ($1.8 million), an increase in legal reserves ($0.7 million) and increases expenses related to the start-up of our Canadian engineering and construction segment operations ($0.7 million).

Adjusted EBITDA, Adjusted Pro-Forma EBITDA and Net income (loss) after certain non-cash adjustments

A reconciliation of net loss to adjusted EBITDA and Net (loss) income after certain non-cash adjustments is as follows for the nine months ended October 2, 2010 and October 3, 2009 (amounts in thousands):

			Pro Forma
	Nine Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net loss	$(18,458)	$(23,705)	$(16,650)	$(23,705)
Berliner pro forma loss	-	-	(1,308)	(7,303)
Non-cash stock based compensation	1,228	1,419	1,312	1,641
Non-cash interest expense	5,668	3,251	5,668	3,776
Non-cash amortization	11,396	16,426	11,396	16,426
Net (loss) income after certain non-cash adjustments	$(166)	$(2,609)	$418	$(9,165)

Loss (income) from discontinued operations	461	(555)	461	(555)
Income tax expense	151	1,067	151	754
Cash interest expense	11,717	9,951	11,999	11,224
Other expense, non-cash	175	104	175	66
Depreciation	8,516	4,358	8,768	6,450
Merger transaction costs	1,808	174	-	174
Pro forma EBIDTA from market swap	-	1,093	-	1,093
Adjusted EBITDA/Adjusted pro forma EBITDA	$22,662	$13,583	$21,972	$10,041

(1)Berliner pro forma net loss includes additional interest and amortization resulting from the Merger as if the Merger had occurred at the beginning of the periods presented.
(2)This adjustment reflects the EBITDA impact for the fulfillment sites received from DIRECTV as part of the market swap had the transaction been completed on January 1, 2009.

Adjusted pro forma EBITDA increased 118.8% to $22.0 million for the nine months ended October 2, 2010 from $10.0 million for the nine months ended October 3, 2009.  Of this increase, $10.6 million is attributable primarily to higher gross profit within our fulfillment services segment due to higher revenues and improved profitability from the use of technology in the field and other operational improvements.  The adjusted pro forma EBITDA improvement also includes an additional $5.8 million of year over year adjusted pro forma EBITDA growth in the wireless business.  These increases in adjusted pro forma EBITDA were partially offset by higher SG&A expenses to support both the combined businesses and the increased revenue.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $8.2 million for the nine months ended October 2, 2010 compared to $4.4 million for the nine months ended October 3, 2009.  The increase in depreciation is attributed to the Merger ($0.8 million) and depreciation from the 2009 conversion of a portion of our fleet from operating leases to capital leases.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $11.7 million for the nine months ended October 2, 2010 compared to $16.4 million for the nine months ended October 3, 2009.  The decrease is related to the asset impairment of the wireline telecommunications reporting unit in 2009 that resulted in a write-down of the customer contracts in the fourth quarter of fiscal 2009, offset by increased amortization resulting from the merger with Berliner.

Interest Expense

We recognized $17.4 million and $13.2 million in interest expense during the nine months ended October 2, 2010 and October 3, 2009, respectively.  The increase of $4.2 million was primarily due to the higher debt levels in 2010 as a result of the Merger and working capital requirements, an increase in interest rates from the 2009 amendments to the debt agreements, the credit support fee on the Holdings Revolving Facility entered into during January 2010 ($1.2 million), additional interest relating to the Letter of Credit Facility entered into on March 31, 2010 ($0.5 million) and $1.2 million of noncash amortization of deferred financing fees and the accretion of debt discounts.

Income Taxes

We recorded income tax expense of $0.2 million for the nine months ended October 2, 2010 and $1.1 million for the nine months ended October 3, 2009.  The 2010 tax expense represents the estimated tax expense from our Canadian operations.  The 2009 tax expense is due to differences between book and tax amortization of intangible assets.

At October 2, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $43 million which begin to expire in 2014 and will fully expire by 2029.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance for the entire net deferred tax asset.

Net Loss

We had a net loss of $18.5 million for the nine months ended October 2, 2010, compared to a net loss of $23.7 million for nine months ended October 3, 2009.  These net losses include a loss from discontinued operations of $0.5 million for the nine months ended October 2, 2010 and income from discontinued operations of $0.6 million for the nine months ended October 3, 2009.  The results from discontinued operations are the result of the closure of certain cable installation in 2010 and the impact of the DIRECTV market swap completed in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 2010, we had consolidated current assets of approximately $85.4 million, including cash and cash equivalents of approximately $1.7 million.  Historically, we have funded our operations primarily through operating cash flow and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit and capital expenditures.  In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal use of cash during the nine months ended October 2, 2010 was to fund the Merger and for working capital purposes.

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

On November 16, 2010, the Company completed an underwritten public offering of 19 million shares of common stock at a price of $4.75 per share.  After deducting underwriting fees and estimated offering costs, the Company generated net proceeds of approximately $82.6 million.  The Company expects to use the net proceeds from the offering to repay approximately $61.9 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog.

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

Availability and Term

The credit facilities under the First Lien Credit Agreement are (1) the Term B Credit Facility, (2) the Term C Credit Facility and (3) the Revolving Credit Facility, with a portion of such Revolving Credit Facility available as a swing line facility and a portion available as a letter of credit facility.  The Term B Credit Facility and the Revolving Credit Facility, including the swing line loan facility and the letter of credit facility, mature on September 27, 2012.  The Term C Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.  As of October 2, 2010, the Term B Credit Facility and the Term C Credit Facility are fully drawn at $106.1million, excluding debt discounts of $2.8 million, and approximately $7.0 million of principal is outstanding under the Revolving Credit Facility.

The credit facility under the Second Lien Credit Agreement is a $25 million second lien term loan facility.  As of October 2, 2010, the Second Lien Credit Agreement is fully drawn.  The Second Lien Credit Agreement matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.

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

On July 16, 2010, we amended our existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20 .0 million.  Upon closing of the amendment, $15.0 million of the facility was made available to us.  The additional $5.0 million of the facility shall be available to us as early as November upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment.  The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs.  The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B facility.  Pursuant to the terms of the amendment, the Third Incremental Term B Lenders received warrants to purchase an aggregate of 0.1 million shares of our common stock.  The warrants have an exercise price of $0.28 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012.  The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact our common stock.  We also agreed to pay to the Third Incremental Term B Lenders a deferred fee in cash up to a maximum of $3.5 million, which will be earned by the lenders through July 12, 2012 and is payable on March 26, 2013, or earlier under certain circumstances contained in the amendment.  The deferred fee payable in cash will be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above.  Additionally, payment of the deferred fee in cash will result in the termination of the related warrants.  As a result of the contractual relationship between the exercise of the warrants and the payment of the deferred fee, we consider them to be separate financial instruments that should be measured at fair value and recorded as a discount to the debt issued under the amendment, and classified as liabilities in the accompanying condensed consolidated balance sheet.  The estimated fair value of this instrument is $3.2 million, which was calculated using probability-weighted discounted cash flows for the deferred fee and the fair value of the related warrants based on the likelihood of satisfying the ultimate liability in either cash or shares of common stock, or a combination of both.   During the three months ended October 2, 2010, we recognized additional interest expense of $0.3 million related to the accretion of both the debt, net of discount, and the deferred fee liability to their estimated maturity values.

With the net proceeds from the equity offering closed on November 16, 2010, we intend to use approximately $16.3 million to repay indebtedness outstanding under our Term B Credit Facility and approximately $15.3 million to repay indebtedness outstanding under our Second Lien Credit Agreement.

Letter of Credit Transaction

On March 31, 2010, we entered into the LOC Facility, via the Amendment, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment establishes the “Incremental Tranche added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.  As of October 2, 2010, there were $6.0 million in letters of credit issued under the LOC Facility.

Loan Authorization Agreement

Availability and Term

Holdings entered into the Loan Authorization Agreement among Holdings and BMO.

The Loan Authorization Agreement established the Holdings Revolving Facility and is evidenced by a demand note.  The Holdings Revolving Facility is payable and matures on demand of BMO.  As of October 2, 2010, approximately $25 million of principal plus approximately $5.3 million in interest (calculated at a per annum rate of 7.25%) is outstanding under the Holdings Revolving Facility.  The lender under the Holdings Revolving Facility has the right to terminate the Holdings Revolving Facility at any time upon demand.

Guaranties

The obligations under the Loan Authorization Agreement are guaranteed severally, but not jointly, by Sector Performance Fund, LP and SPF SBS LP, who are affiliates of HM Capital Partners LLC.

With the net proceeds from the equity offering closed on November 16, 2010, we intend to use approximately $30.3 million to pay off the indebtedness outstanding under the Holdings Revolving Facility.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended October 2, 2010 and October 3, 2009:

	For the Nine months Ended
(in thousands)	October 2, 2010	October 3, 2009
Net cash provided by (used in) operating activities	$(3,799)	$96
Net cash used in investing activities	$(2,317)	$(6,379)
Net cash provided by financing activities	$(5,591)	$3,251

Net cash provided by (used in) operating activities.

Net cash (used in) and provided by operating activities for the nine months ended October 2, 2010 and October 3, 2009 was approximately ($3.8) million and $0.1 million, respectively. During the nine months ended October 2, 2010, cash flow used in operating activities primarily resulted from an increase in our working capital due to the Merger and the longer collection period in the wireless business combined with the overall increase in our revenues.   Accounts receivable increased by approximately $17.0 million and accounts payable and accrued expenses increased by approximately $5.2 million due to increased revenue during the nine months ended October 2, 2010.  For the nine months ended October 3, 2010, cash used in operating activities from discontinued operations was approximately $0.4 million.

For the nine months ended October 3, 2009, our accounts receivable increased by $6.3 million, offset by an increase in accounts payable and accrued expenses of $1.7 million.  Our inventories also decreased by $3.6 million due to lower inventory levels in our satellite fulfillment business which was offset by an increase in prepaid expenses and other assets of $3.5 million due to the timing of insurance payments for the nine months ended October 3, 2009.  For the nine months ended October 3, 2009, cash provided by discontinued operations was approximately $1.1 million.

Net cash used in investing activities.

Net cash used in investing activities for the nine months ended October 2, 2010 and October 3, 2009 was approximately $2.3 million and $6.4 million, respectively.    Cash used for the purchase of fixed assets was $2.7 million and $2.3 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. We received $0.2 million and $0.5 million in cash proceeds from the sale of property and equipment during the nine months ended October 2, 2010 and October 3, 2009, respectively.  During the nine months ended October 3, 2009 we also used approximately $4.9 million of cash for the acquisition of businesses.

Net cash provided by financing activities.

Net cash provided by financing activities for the nine months ended October 2, 2010 and October 3, 2009 was approximately $5.6 million and $3.3 million, respectively.   During the nine months ended October 2, 2010, net cash provided by financing activities consisted primarily of $12.5 million from issuance of preferred stock and $15.0 million from the closing of the Third Incremental Term B Credit Facility.  These proceeds were used to reduce the balance on the revolving credit facility, resulting in a net repayment of $4.5 million on the revolving credit facility for the nine months ended October 2, 2010.  As part of the Merger, existing Berliner debt of $7.2 million was paid and $2.0 million was paid on the Term B Credit Facility.  Cash used for the repayment of our capital leases and long-term debt for the nine months ended October 2, 2010 was $5.9 million, excluding the payment made in conjunction with the Merger. During the nine months ended October 2, 2010, we also used $2.1 million of cash for deferred financing fees related to our term debt and revolving credit facilities and $0.5 million for the payment of costs associated with our equity offering completed on November 16, 2010.

 During the nine months ended October 3, 2009, net cash provided by financing activities consisted primarily of borrowing $7.5 million under our revolving credit facility, offset by $2.6 million in repayments of our long-term debt and capital leases. During the nine months ended October 3, 2009, we also used $1.7 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements.  Total letters of credit issued as of November 15, 2010 was $8.7 million.

Effect of Inflation

We do not believe that the businesses are impacted by inflation to a significantly different extent than the general economy.  However, there can be no assurance that inflation will not have a material effect on the operations in the future.

Item 4T.     Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, such officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three and nine months ended October 2, 2010, we completed the implementation of a new Oracle enterprise resource planning software system to replace our various legacy systems. We have modified the design and documentation of internal control processes and procedures relating to the new system. We believe that the new system has and will continue to strengthen our internal control over financial reporting, and we intend to continue to add upgrades and enhancements as needed to improve the system.  This implementation was done to increase the efficiency of our systems and to accommodate future growth and not as a result of any deficiencies identified in the evaluation of our controls and procedures.  We believe these changes have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

There were not any other changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There are, however, inherent risks in implementing any new system that could impact our financial reporting.  In the event that issues arise, we have procedures in place which would facilitate our continued recording and reporting of results from the new system.  We will continue to monitor, test and appraise the impact and effect of the new system on our internal controls and procedures as additional phases and features of the system are implemented.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to various litigation claims that occur in the ordinary course of business, which the Company believes, even if decided adversely to us, would not have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to the following claims.  We do not believe that any of these claims has merit, intend to defend all these cases vigorously and believe if decided adversely to us, these cases would not have a material adverse effect on our business, financial condition and results of operations.

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

Monroe et al. v. FTS USA, LLC and UniTek USA, LLC

On February 15, 2008, plaintiffs, former employees of FTS USA, LLC, a UniTek subsidiary, filed a class action in the United States District Court for the Western District of Tennessee, alleging violations of the FLSA related to overtime payments.  Conditional class certification was granted.

Aaron Espenscheid, et al. v. Direct Sat USA, LLC

On October 12, 2009, a named plaintiff, who was formerly employed as a technician by DirectSat, filed a claim in the United States District Court for the Western District of Wisconsin, alleging violations of the FLSA and Wisconsin wage and hour laws.

These allegations related to the payment of overtime.  On February 3, 2010, the named plaintiffs, joined by two other technicians at DirectSat, filed an Amended Complaint re-alleging the previous overtime-related FLSA and state law claims, and adding new overtime-related claims under Minnesota and Pennsylvania wage and hour laws.

The plaintiffs have sought and have been granted conditional class certification for the FLSA claims, but class certification is still pending on the state law claims.

Item 1A.  Risk Factors

There have been no material changes to any of the risk factors disclosed in our most recently filed Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On September 29, 2010, Unitek Acquisition, Inc. (“Unitek Acquisition”), a Delaware corporation and a subsidiary of UniTek Global Services, Inc. (the “Company”), Unitek Midco, Inc., a Delaware corporation and a subsidiary of the Company (“Unitek Midco”), certain subsidiaries of Unitek Acquisition as guarantors, Royal Bank of Canada, as administrative agent, and the Lenders (as defined below) entered into that certain Amendment No. 8 to the First Lien Credit Agreement (the “Amendment”).  The Amendment amends that certain First Lien Credit Agreement, dated as of September 27, 2007 (the “Credit Agreement”), by and among Unitek Acquisition, Unitek Midco, certain subsidiaries of Unitek Acquisition as guarantors and the lenders party thereto (the “Lenders”).

In light of the Company’s offering of its common shares pursuant to the Company’s Registration Statement on Form S-1 (Comission File No. 333-168854) (the “Form S-1 Registration Statement”), the Amendment defines “IPO” as “the public offering of the common stock of UniTek Global Services, Inc.,” and provides for “Permitted Purposes” for the proceeds of an IPO, including but not limited to, in the event;

(1)           the IPO is for less than $75,000,000, (i) the prepayment of the then outstanding loans made pursuant to the Company’s Loan Authorization Agreement, (ii) the payment of fees and expenses in connection with the IPO and the use of the proceeds therefrom, (iii) any other purposes specifically set forth in the Form S-1 Registration Statement, (iv) the prepayment of the Term B Advances (as such term is defined in the Credit Agreement) in a minimum aggregate amount of $4,000,000, and (v) the contribution of the remaining amount of proceeds from the IPO on the balance sheet of the Company and its Subsidiaries reflected either in unrestricted and available cash or Cash Equivalents or prepayment of Revolving Credit Advances; and

(2)           the IPO is for $75,000,000 or more, (i) the prepayment of the then outstanding loans made pursuant to the Company’s Loan Authorization Agreement, (ii) the prepayment of the Term B Advances (as such term is defined in the Credit Agreement) in a minimum aggregate amount of $10,000,000, (iii) subject to the prior or substantially concurrent contribution of proceeds pursuant to clause (v) below, the prepayment of advances under the Second Lien Term Loan Agreement (other than the Term C Advances) in an aggregate amount of up to $10,000,000, (iv) prepayment of certain other advances extended under the Credit Agreement, (v) the contribution of a minimum of $15,000,000 on the balance sheet of the Company reflected either in unrestricted and available cash or Cash Equivalents or prepayment of Revolving Credit Advances; (vi) the payment of fees and expenses in connection with the IPO and the use of the proceeds therefrom, and (vii) any other purposes specifically set forth in the Form S-1 Registration Statement.

The Company also agreed with the Lenders to pay certain fees upon consummation of the IPO.

Item 6.  Exhibits.

(a)   Exhibits

4.1
Form of Warrant issued pursuant to the Third Incremental Term B Facility Amendment and Amendment No. 6 to the First Lien Credit Agreement, dated as of July 16, 2010 (incorporated herein by reference from Exhibit 99.2 to the Company’s Form 8-K filed on July 22, 2010).

#10.1
Amendment No. 2 to Employment Agreement, dated as of July 8, 2010, by and between UniTek Global Services, Inc. and Michael S. Guerriero (incorporated herein by reference from Exhibit 99.1 to the Company’s Form 8-K filed on July 12, 2010).

10.2
Third Incremental Term B Facility Amendment and Amendment No. 6 to the First Lien Credit Agreement, dated as of July 16, 2010 (incorporated herein by reference from Exhibit 99.1 to the Company’s Form 8-K filed on July 22, 2010).

10.3	Amendment No. 1 to Registration Rights Agreement, dated as of July 16, 2010 (incorporated herein by reference from Exhibit 99.3 to the Company’s Form 8-K filed on July 22, 2010).

10.4	Amendment No. 7 to the First Lien Credit Agreement, dated as of September 20, 2010 (incorporated herein by reference from Exhibit 99.1 to the Company’s Form 8-K filed on September 24, 2010).

10.5	Amendment No. 8 to the First Lien Credit Agreement, dated as of September 29, 2010 (incorporated herein by reference from Exhibit 10.37 to the Company's Amendment No. 3 to Registration Statement on Form S-1 filed on October 28, 2010).

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEK GLOBAL SERVICES, INC.

Date: November 16, 2010	By:	/s/ C. Scott Hisey
C. Scott Hisey Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2010	By:	/s/ Ronald J. Lejman
Ronald J. Lejman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)