Form 10-K
period 2010-12-31
UniTek Global Services, Inc.
filed 2011-03-30
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD

Commission File Number 0-28579

UNITEK GLOBAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2233445
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1777 Sentry Parkway West,
Gwynedd Hall Suite 202,
Blue Bell, PA 19422

(Address of Principal Executive Offices)

267-464-1700

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
COMMON STOCK, PAR VALUE $0.00002 PER SHARE	NASDAQ Stock Market LLC
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on July 3, 2010, was approximately $17,270,069.

As of March 27, 2011, 15,153,947 shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2011 for UniTek Global Services, Inc.’s annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information included in this annual report or incorporated by reference herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this annual report are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “will,” “expects,” “believes,” “estimates,” “anticipates,” “planned”, “scheduled”, “continue” or similar terms, variations of those terms or the negative of those terms.

These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues and/or earnings and our ability to manage and control costs;
•	changes in our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging technologies in our industries;
•	changes in our ability to obtain additional financing and the potential for restrictive covenants within our credit agreements;
•	our growth strategy and our ability to consummate acquisitions and integrate them into our existing operations;
•	trends in the satellite television, broadband cable and telecommunications industries;
•	key drivers of change in our business, as identified in this annual report;
•	our competitive position and the competitive landscape;
•	shortages in fuel supply or increase in fuel prices could increase operating expense; and
•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as risks:

•	related to a concentration in revenues from a small number of customers;
•	associated with the consolidation of our customers;
•	associated with competition in the satellite television, broadband cable and telecommunications industries;
•	that we will not be able to generate positive cash flow; and
•	that we may not be able to obtain additional financing.

ii

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

iii

PART I

As used in this document, unless the context otherwise indicates, the terms “we”, “us”, “our”, “the Company”, “our Company”, and “UniTek” means UniTek Global Services, Inc., refer to UniTek Global Services, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

Overview

UniTek Global Services, Inc. is a leading full-service provider of permanently outsourced infrastructure services, offering an end-to-end suite of technical services to the wireless and wireline telecommunications, satellite television and broadband cable industries in the United States and Canada. Our services include:

•	network engineering and design;
•	construction and project management;
•	comprehensive installation and fulfillment; and
•	wireless telecommunication infrastructure services.

Our customers, which are primarily large telecommunications, satellite television and cable companies, utilize our services to build and maintain their infrastructure and networks, and to provide residential and commercial fulfillment services. These services are critical to our customers’ ability to deliver voice, video and data services to their end users. The majority of our services are performed under long-term master agreements.

Our operating philosophy promotes a culture of visibility and accountability and is focused on achieving efficiencies and surpassing each customer’s performance standards. All of our operating subsidiaries utilize our shared services platform, which consists of accounting, administrative, fleet management, insurance, safety, legal and corporate resources at our corporate headquarters. We have developed a standardized set of technology-enabled, real-time monitoring and reporting capabilities, which we refer to as our Premium Real-time Operating System, or PROS. We rely on PROS to provide detailed, real-time reports on various performance metrics. We believe this enables management to respond rapidly to optimize operational performance. By maintaining a centralized, technology-enabled shared services function, we believe we can better manage our business, control costs, and apply universal financial and operational controls and procedures. Our shared services platform has been engineered to be highly scalable, and we believe that it can support a large increase in business without significant modifications.

Our strategy has enabled us to grow and scale our business units across a diversified set of customers, geographies and end markets by executing to the highest performance standards. We intend to leverage our outstanding performance, commitment to technology and shared service platform to grow our revenue and profitability.

As of December 31, 2010, our operations included approximately 102 field offices and a workforce of approximately 5,000, of which approximately 3,300 are full-time employees.

We report our results in two segments: Fulfillment and Engineering & Construction. These reportable segments are based on the services we provide and the industries we serve. Our Fulfillment segment primarily serves the satellite television and cable industries, where we provide outsourced installation, upgrade and network management services. Revenues of the Fulfillment segment are typically recurring in nature and are primarily billed based on predetermined rates for each service performed. Our Engineering & Construction segment primarily serves the wireless and wireline telecommunications industries, where we provide engineering, design, construction and project management services. Revenues of our Engineering & Construction segment are generated under master service agreements and other contracts which are billed based on a combination of percentage-of-completion, milestone achievement or at predetermined rates for each service performed.

For the fiscal years 2010 and 2009, we had revenues of $402.2 million and $278.1 million, respectively, representing growth of 45%. As of December 31, 2010, our three-year backlog was approximately $914.2 million, approximately 44% of which we expect to realize in 2011.

On January 27, 2010, Berliner Communications Inc. (“Berliner”) and UniTek Holdings, Inc. (“Holdings”) entered into an Agreement and Plan of Merger, the Merger Agreement, pursuant to which Holdings merged into Berliner and became a wholly owned subsidiary of Berliner. For accounting purposes, Holdings was considered the accounting acquirer, however, the Merger was structured so that Berliner Communications, Inc., or Berliner, was the surviving entity. On June 4, 2010, we changed our corporate name from Berliner Communications, Inc. to UniTek Global Services, Inc. On a pro forma basis reflecting the combined companies, our fiscal 2010 and 2009 revenues were $408.6 million and $347.7 million, respectively.

On November 16, 2010, we completed an underwritten public offering (the “Equity Offering”) of 19 million shares of common stock at a price of $4.75 per share, plus an additional 450,567 shares of common stock at $4.75 per share on December 6, 2010 in connection with the partial exercise of the underwriters’ over-allotment (adjusted to reflect the one-for-28 reverse split of our common stock in connection with the Equity Offering, but excluding the subsequent one-for-two reverse split of our common stock effected on December 21, 2010). After deducting underwriting fees and estimated offering costs, we generated net proceeds of approximately $84.4 million. We used the net proceeds from the offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of our backlog. The amounts outstanding under the $35.0 million revolving credit facility with BMO Capital Markets Financing, Inc. (BMO), which we refer to as the Holdings Revolving Facility, were paid in full, terminating the Loan Authorization Agreement, dated as of September 25, 2007, among Holdings and BMO, and the related Credit and Support Agreement with two funds of HM LP.

Industry

We operate in the permanently outsourced infrastructure services industry, assisting national and international customers in the communications sector. Our customers are generally large corporations in the wireless and wireline telecommunications, satellite television and broadband cable industries in North America. The wireless, wireline, cable and satellite television industries have continually outsourced a significant portion of their fulfillment, engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing and focus on their core competencies, thereby creating a large market for permanently outsourced infrastructure service providers.

We believe the following industry trends will increase the size of the permanently outsourced infrastructure services industry:

Faster Technology Upgrade Cycles.  The evolution of technology has become more rapid, creating demand for increasingly faster and more robust voice, video and data services. To support these next generation services, communication service providers have been investing a significant amount of capital to increase the capacity and performance of their data networks. In addition, new technologies such as Long-Term Evolution and Worldwide Interoperability for Microwave Access are being developed to support increasingly data-intensive mobile devices. At the same time, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide customers with bundled services that include video, voice and data. Similarly, cable and satellite television companies have been introducing new technologies, such as high-definition television, digital video recorders and video-on-demand, all of which require enhanced data transfer capabilities. Providers of these services have historically outsourced the design, construction and maintenance of their networks to third parties in order to minimize their fixed costs and number of employees. As these providers roll-out new technologies and capabilities, we believe the demand for permanently outsourced infrastructure services will increase.

In addition, state and local governments have started to push for technology upgrades and enhanced services. In February 2009, the American Recovery and Reinvestment Act, or the ARRA, was passed, and local governments, municipalities and others have begun receiving funds for construction activities, many of which are directly related to our areas of expertise, such as the engineering and construction of communications networks. More than $7.0 billion of the funds to be issued under the ARRA are earmarked to build broadband facilities throughout the United States. As of September 30, 2010, $3.5 billion had already been awarded to states to underwrite nearly 320 broadband projects across the country.

Wireless Telecommunications Industry Trends.  Use of wireless telecommunications has grown rapidly, driven by the dramatic increase in wireless telephone usage, along with strong demand for wireless internet and other data services. In the United States, CTIA — The Wireless Association, or CTIA, estimates that as of June 2010 there were 292.8 million wireless subscriber connections, using 2.3 trillion annualized minutes. The opportunity for growth is significant, with the telecommunications industry constantly releasing upgrades and new products. According to CTIA, the number of cell sites has increased from approximately 180,000 in 2005 to approximately 252,000 in 2010. Furthermore, the Telecommunication Industry Association forecasts the number of cell sites to increase to 438,000 in 2013. These network upgrades require increased construction, maintenance and repair services, a substantial portion of which will be provided by permanently outsourced infrastructure service providers.

In addition, the FCC, or Federal Communications Commission, has issued and we expect it will continue to issue licenses that grant access to new wireless spectrums to new and existing wireless service providers. To support these new licenses, the recipients are often required to develop and build new wireless networks. We believe that a significant portion of the services to be provided under this, and similar agreements, will be outsourced to permanently outsourced infrastructure service providers.

Satellite Industry Trends.  According to the Satellite Broadcasting & Communications Association, as of December 2010, there were approximately 33.4 million satellite television subscribers compared to 30.6 million as of December 2007. In total, the U.S. satellite television market, comprised of DIRECTV and DISH Network, spent $2.8 billion in capital expenditures in 2010 determined by the companies’ annual filings. Based on public filings of these two carriers, there were approximately 14.6 million gross subscriber additions and 12.5 million subscriber disconnections in the past two years, resulting in a net increase of 2.1 million subscribers. Additionally, satellite providers spend a significant portion of their retention marketing budgets on subscriber upgrade initiatives, which rely on our outsourced services. As digital video providers in the satellite, cable and telecommunications industries increase their competition for subscribers, we believe the number of gross subscriber additions and disconnections will continue to increase, increasing the demand for our services.

Cable Industry Trends.  The National Cable & Telecommunications Association, or NCTA, estimates there were approximately 60.4 million cable subscribers in the United States as of September 2010, compared to 66.6 million in 2000. Between 2000 and 2009, however, residential cable video revenues have increased from $32.5 billion to $53.0 billion. Cable providers have been able to increase revenues despite a declining subscriber base by increasing higher-end services, such as high-definition video, digital video recorders, video-on-demand, high speed data and telephony. All of these new services require higher capacity networks, which has driven increased capital expenditures. In fact, the NCTA estimates that between 2001 and 2010, the cable industry spent over $129.2 billion on infrastructure investments. In addition, as a result of these new technologies evolving more rapidly, cable providers’ infrastructure investments have been increasing, with $12.4 billion being invested in 2010 compared to $10.1 billion being invested in 2004. A significant portion of these investments represent permanently outsourced infrastructure services, such as design, construction, maintenance and repair services.

Continued Convergence of Services.  Over the past several years, there has been increased convergence of services driven by the proliferation of 3G networks and the beginning roll-out of 4G networks. The communications industry is facing rising demand for current and future services. Providers are reporting that data traffic, including Web access, video messaging and other services, has begun to outpace voice traffic. The Cisco Visual Networking Index: Global Mobile Data Forecast Update notes that the typical smartphone user generates 24 times the amount of traffic generated by the typical non-smartphone user. Furthermore, Cisco estimates that mobile data traffic will increase 26 times between 2010 and 2015. In order to support all these data services, there is, and will continue to be, a need to increase the backhaul capacity. Backhaul refers to the transfer of voice, video or data from a site, such as a cellular tower, to the network backbone, which is the primary network supporting the internet and other communications. As the number of wireless and other remote communication sites continues to grow rapidly, the need for constructing robust backhaul capabilities will grow. Backhaul traffic can flow over microwave, fiber, cable, or other technologies, and our broad expertise in installing and designing effective backhaul delivery methods in all available technologies is a significant resource for our customers and a competitive advantage for us. Based on public filings, AT&T and Verizon spent approximately $18.2 billion on wireline capital expenditures in 2010, and according to Infonetics Research, mobile backhaul spending is expected to rise 44% by 2014 to $10.4 billion. The demand for backhaul links will continue to increase with the convergence of services. In addition, we believe that downstream demand from other communications providers, such as internet service providers, satellite operators and telecommunication resellers, who utilize backhaul infrastructure to provide their services, will continue to increase. As demand for these services increase, communication companies will need to invest capital to improve their networks to accommodate the demand for increased capacity, which will in turn increase the demand for permanently outsourced infrastructure services.

Services

UniTek is a leading, full-service provider of permanently outsourced infrastructure services. We deliver a broad range of specialized services to our customers, including network engineering and design, construction and project management, installation and fulfillment, and wireless services.

Network Engineering and Design.  We are a provider of network engineering and design services to the industries we serve for underground plant construction, aerial infrastructure and multi-dwelling content delivery. We have a suite of network permit, design and engineering operations that facilitate the construction of fiber cable placement and splicing from the user’s premises through to the service providers distribution center. We also work with municipalities to expedite the engineering and permitting processes, supporting our industry leading delivery of installation and construction services.

Construction and Project Management.  We are a full-service provider to the cable and wireline telecommunication industries of project management and construction services, including systems engineering, aerial and underground construction and project management. We offer 24-hours-a-day, 7-days-a-week and 365-days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities and networks as well as emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major network overhauls.

Installation and Fulfillment Services.  We are a full-service provider of residential and commercial installation services to the satellite television, and broadband cable industries. We provide regional fulfillment services including warehousing/logistics, call centers, inventory management, customer service compliance, fleet management and risk and safety competencies. UniTek has developed innovative, leading-edge technologies and processes to help manage the daily operations and improve upon existing work processes. In many of our markets, we are the exclusive provider of customer installation, upgrade and disconnect services. In addition, the majority of our installation and fulfillment services are performed under long-term master agreements which are typically highly predictable and recurring in nature.

Wireless Telecommunications Infrastructure Services.  We provide outsourced project management, construction and infrastructure services to wireless telecommunication companies nationwide. Our core activities include communications infrastructure equipment construction and installation, radio frequency and network design and engineering, radio transmission base station installation and modification, and in-building network design, engineering and construction. Additionally, we provide site acquisition services where we act as an intermediary between our customers and property owners and facilitate the wireless site preparation process from selection through construction. In order to build and expand networks, telecommunications companies require locations that have direct access to highways and roads to mount their antennae and equipment. We identify appropriate properties, negotiate the transactions and handle the administrative details facilitating the eventual construction or augmentation of a wireless communication equipment site. Our accumulated knowledge and relationships assist in the planning and installation of the telecommunication facilities while expediting the acquisition of necessary permits, entitlements and approvals that are required by various municipalities.

Competitive Strengths

Our competitive strength is based on our focus on operational excellence in the field, which is driven by our shared services platform and our commitment to technology.

Operational Execution.  Our operating philosophy promotes a culture of visibility and accountability focused on achieving efficiencies and surpassing each customer’s performance standards. In an industry where substantial operational complexity exists, including thousands of daily service visits, millions of dollars of equipment procured and installed every month, and over ten thousand calls daily into call centers, our operational approach, including PROS, has allowed us to achieve what we believe is superior operating performance. Combined with our shared services platform, PROS enhances our operational execution by creating real-time accountability through the rapid detection and correction of operational issues that could potentially impact performance, productivity and profitability. Our solution provides management and field personnel instantaneous operating and financial reports focused on “event management” parameters and metrics that promulgate prompt, corrective actions. In comparison to industry standards, in which infrequent and minimally analyzed reviews and reports are common, we capitalize on our shared services model and PROS technology to ensure frequent, regular and meticulously reviewed reports which result in cost minimization, increased worker productivity and efficient business practices. Our performance-oriented culture is further enhanced by our management development program at UniTek University and our adaptation of modern technologies. We believe that together with the scalability of our shared services platform and our ability to seamlessly integrate strategic acquisitions, our culture presents a substantial barrier to entry for competitors in the future. These systems have facilitated our entry into three new markets and the successful integration of nine acquisitions since our inception in 2004. We believe that our high-quality operational procedures create high customer satisfaction and comprehensive employee accountability, setting the foundation for continuous expansion and growth.

Single Source Service Provider.  As the communications market continues to evolve due to high bandwidth driven applications, the once disparate wireline and wireless industry segments will continue to converge into a ubiquitous technology landscape. As a result, these industry segments will need service providers who can bridge these two merging technologies. We intend to leverage our wireline and wireless turn-key services to capitalize on our customers’ capital spending. We believe that our ability to leverage our expertise in many communications technologies provides us with a competitive advantage as our customers have build out plans that require this expertise as their services converge.

Large Market Footprint and Strong Customer Relationships.  We have been in business for over 20 years and have achieved significant scale and strong customer relationships in each of the industries in which we compete. As of December 31, 2010, our network includes 102 locations and a workforce of approximately 5,000 across the United States and Canada. From 2007 to 2010, we have grown from five customers in two industries to over 100 customers in four industries. Our primary customer base consists of blue-chip, Fortune 200 companies in the media and telecommunications industry, including such customers as DIRECTV, AT&T, Clearwire Communications, Ericsson, Sprint, T-Mobile, Comcast, Cox Communications, Verizon Communications, Charter Communications and Time Warner Cable. We also serve significant Canadian customers, such as Rogers Communications, Cogeco Cable and Bell Aliant. We believe our experience, technical expertise, geographic reach and size are important to our customers and allow us to effectively bid for large-scale contracts.

Reputation for Reliable Customer Service and Technical Expertise.  We believe that the strength of our customer relationships is a direct result of our leading customer service and technical expertise. Central to this is PROS, which creates real-time visibility and accountability, detects and corrects operational issues, allows multiple levels of employees to interact, leverages centralized shared services, and allows efficient monitoring and management of operations. In addition, we further differentiate ourselves from our competitors through our integration of various technologies into our business, including GPS in our fleet, handheld devices to streamline technician work order closure and inventory consumption, and iPhone deployment to document quality and safety observations. We believe our reputation for excellent quality, customer service and technical expertise gives us an advantage in competing for new contracts as well as in maintaining and extending our current customer relationships.

Experienced Management Team.  Our management team, which includes our chief executive officer, chairman, chief financial officer and divisional leaders, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business and managing the financial aspects of our operations. Our management team possesses significant industry experience and contains a deep understanding of our customers and their performance requirements. Generally, the management and key employees of our recently acquired companies continue to work for us under performance-aligned long-term employment or services agreements.

Strategy

The key elements of our business strategy are:

Execute on Existing Backlog.  As of December 31, 2010, our current three-year backlog was approximately $914.2 million. We intend to work closely with our customers to ensure we execute on our already signed contracts at a performance level that exceeds our customers’ services requirements. In addition, we are dedicated to utilizing our shared services platform to ensure that we execute this existing backlog in a highly profitable manner.

Expand and Diversify our Backlog.  We are focused on growing and diversifying our backlog through increasing our relationships with existing customers and building relationships with new customers. We offer our customers a full range of outsourced infrastructure services, including specialized engineering and design services, construction management services, broadband network and wireless infrastructure construction, repair and maintenance, and comprehensive residential and commercial installation and fulfillment services. In many cases, our customers only utilize a portion of the potential services that we can provide. We will continue to utilize our reputation for quality and service together with our differentiated technological capabilities to win new contracts from our existing and new customers. In addition, we will selectively enter new markets, either organically or through strategic acquisitions. Potential new industries include power and utilities, water and sewer infrastructure and government security. According to IBISWorld estimates for 2010, these industries represent large capital expenditure market opportunities of $82.2 billion, $33.7 billion, and $6.5 billion, respectively.

Increase Efficiency through Continued Development of our Technology.  PROS is a highly customized, web-based, real-time reporting tool that enables us to have rapid insight into our business. In addition, we capture data generated in the field by our technicians and analyze trends in performance, safety, training and service delivery to maximize our operational efficiency across our product and service offerings. We plan to continue to develop our technology in an effort to ensure we have the capabilities needed to effectively and profitably manage our operations.

Pursue Selective Acquisitions.  We selectively pursue strategic acquisitions that complement our existing business through (i) diversifying our service offerings, customers, end markets and geographies, (ii) adding experienced managers to UniTek’s management team and (iii) strengthening our financial profile. We believe that attractive acquisition candidates exist as a result of the highly fragmented nature of our industry, the inability of many smaller competitors to expand and modernize due to capital constraints and the desire of owners of acquisitions candidates for liquidity. We believe that our platform and experienced management team will be attractive to acquisition candidates.

Customers

We have longstanding relationships with many customers, and a large portion of our revenue is derived from work performed under multi-year master service agreements and long-term contracts. Work performed under master service or other agreements is typically generated by work orders, each of which is performed for a fixed fee under unit-based pricing. The majority of these services are for installation, upgrade and service work performed within our Fulfillment segment as well as maintenance agreements within the Engineering and Construction segment. Our master service agreements and other service agreements have various terms depending upon the nature of the services being provided and are typically subject to termination on short notice.

The remainder of our work is generated pursuant to contracts for specific projects that may require construction, engineering or management services for a variety of cable, wireline and wireless telecommunications projects. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones.

Our current customers include leading media and telecommunication companies such as DIRECTV, AT&T, Alcatel-Lucent, Clearwire Communications, Ericsson, Sprint, T-Mobile, Comcast, Cox Communications, Verizon Communications, Charter Communications and Time Warner Cable. We also serve significant Canadian customers, such as Rogers Communications, Cogeco Cable and Bell Aliant.

Revenue concentration information, as a percentage of total consolidated revenue, is as follow:

	For the Years Ended December 31,
	2010	2009
Revenue from top 10 customers	93%	98%
Revenue from significant customers
DIRECTV	47%	63%
Comcast	16%	13%
Verizon Communications	8%	8%
Clearwire Communications	7%	—
Rogers Communications	4%	5%

Backlog

Our three-year backlog was approximately $914.2 million as of December 31, 2010 and $709.0 million as of December 31, 2009, on a pro forma basis factoring in the Merger. We expect to realize 44% of the existing backlog in fiscal 2011. Approximately $742.4 million (81%) of our backlog at December 31, 2010 was composed of services to be performed under existing master service agreements and long-term contracts, with the remainder based on historical trends regarding the renewal of our agreements and contracts.

Sales and Marketing

Our work is awarded to us directly or we are provided with opportunities to bid on new projects based upon our competencies and performance. We typically enter into contracts with these customers that range from one to three years. We market our services through our individual business unit’s name and service mark. We do this in order to maximize the branding and name recognition of each business in their respective industries.

We employ a sales and marketing team who respond to new opportunities as they are identified. We internally process customer requests for proposals as procured by our Business Development Team. Through our proprietary systems, we track opportunities and respond based upon our resources, strict financial criteria and overall strategic objectives of the Company.

Safety and Risk Management

Our company culture requires safe work habits from all employees. We require our employees to participate in internal training and service programs relevant to their employment and to complete any training programs required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. We have established a company-wide safety program to share best practices and to monitor and improve compliance with safety procedures and regulations. The risk management group reviews accidents and claims for our operations, examines trends and implements changes in procedures to address safety issues.

Major Suppliers and Vendors

Under many of our contracts, our customers supply the necessary equipment for installation. We provide necessary ancillary materials. Under certain of our contracts, we acquire materials from third parties and have not experienced any significant difficulty in obtaining an adequate supply. We are not reliant on any individual vendor to supply a significant portion of our equipment or materials.

We occasionally utilize independent contractors to supplement our in-house workforce and manage seasonal workflow. Our independent contractors are typically small business entities that provide their own vehicles, tools and insurance coverage. We are not reliant on any individual source for a significant portion of our outsourced labor.

Seasonality

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. Typically, our revenues are highest during the third quarter due to television viewing habits and favorable weather patterns. While inclement weather can negatively impact our results, it also represents an opportunity to perform emergency restoration services.

Competition

Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets where we operate, ranging from small local independent companies to large national firms. We also face competition from the in-house service organizations of our existing and prospective customers, including telecommunications, cable television and engineering companies, which perform some of the same types of services as those provided by us.

We compete with Dycom Industries, Inc., MasTec, Inc., Quanta Services, Inc., Volt Telecom and other providers of permanently outsourced infrastructure services. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. We believe that we compete favorably with our competitors on the basis of these factors.

2011 Outlook

We believe that our 2011 operating results will be impacted by the following industry and market trends:

Fulfillment.  We believe the continued addition of DIRECTV subscribers and expansion of high definition video programming will provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Our performance on key customer metrics continues to exceed our peer levels and positions us well to potentially increase market share.

Cable Industry Vendor Consolidation.  We believe that the cable industry will embark on a vendor consolidation and investment program to compete with satellite and fiber optic alternatives. Key cable providers are starting to consolidate vendors and we believe this initiative will provide us with market growth opportunities with our existing footprint, technology investments and quality programs. In addition, we believe that downstream demand from other communications providers, such as internet service providers and telecommunications resellers, who utilize backhaul infrastructure to provide their services will continue to increase. As demand for these services increases, communication service providers will need to invest capital to improve their networks to accommodate the demand for increased capacity and increased service offerings, which we expect should in turn increase the demand for our permanently outsourced infrastructure services.

Fiber Communications Upgrades.  More than $7.0 billion of the funds to be issued under the ARRA are earmarked to build broadband facilities throughout the United States, with $3.5 billion already awarded as of September 30, 2010 to states to underwrite nearly 320 broadband projects across the country. In January of 2011, we were selected by XFONE, Inc. as a key vendor for the initial construction and fiber optic expansion of its “PRIDE” Fiber-To-The-Premise (FTTP) network in Texas. PRIDE Network was selected to receive an aggregate of $54 million in loans and $45.9 million in grants from the United States Department of Agriculture’s (“USDA”) Broadband Initiative Program. In July of 2010, we were also awarded a multi-million dollar contract to provide fiber-to-the-home (FTTH) engineering and construction services to over 85,000 homes on behalf of Bell Aliant, a leading Canadian telecommunications provider. This contract is part of a $350 million capital investment that will provide FTTH connectivity to more than 600,000 homes throughout Canada by 2012. Work under this contract began in the fourth quarter of 2010 and is expected to continue throughout the 2011. These projects represent the first of what we expect to be several broadband initiative project awards as the funds issued under the ARRA begin to be allocated out to specific projects. Providers of broadband and fiber communications services have historically outsourced the design, construction and maintenance of their data networks to third parties in order to minimize their fixed costs and number of employees. As these providers roll-out new technologies and capabilities, we believe the demand for our permanently outsourced infrastructure services will increase.

Wireless Industry Expansion.  We believe the opportunity for growth within our wireless business is significant as the telecommunications industry continues to release upgrades and new products and the number of users and annualized minutes continues to grow. The increase in data usage is driving increased mobile carrier revenue related to data usage in North America, which is expected to grow at a compounded annual growth rate of 33% between 2005 and 2014, according to Gartner, Inc. To support this growth, the number of cell sites increased from approximately 180,000 in 2005 to approximately 252,000 in 2010, according to the CTIA. As the wireless carriers invest additional capital to upgrade or enhance their existing networks, we expect additional opportunities to provide site acquisition, engineering and construction services. The FCC has also issued licenses that grant access to new wireless spectrums, which has resulted in providing us with the opportunity to participate in the building of the next-generation 4G networks, which we expect to continue throughout 2011. Furthermore, as we continue to grow and expand our presence in the wireless business, we believe that we will have new opportunities to provide ongoing maintenance services to the wireless carriers.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;
•	building codes;
•	permitting and inspection requirements applicable to construction projects;
•	regulations relating to worker safety and environmental protection; and
•	telecommunication regulations affecting our fiber optic licensing business.

We believe that we have all the licenses required to conduct our operations and that we are in compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Financial Information about Geographic Areas

We operate primarily in the United States, however, we derived $16.6 million and $12.4 million of our revenues from operations in Canada during the years ended December 31, 2010 and 2009, respectively. In addition, we held assets relating to our Canadian operations of $4.4 million and $3.9 million as of December 31, 2010 and 2009, respectively.

Employees

As of December 31, 2010, we had a workforce of approximately 5,000, of which approximately 3,300 are full-time employees. The number of our workforce varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

We attract and retain employees by offering technical training opportunities, bonus opportunities, equity compensation plan, competitive salaries and a comprehensive benefits package. We believe that our focus on training and career development helps us to attract and retain quality employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization that we also believe helps us to retain our employees.

WHERE YOU CAN FIND MORE INFORMATION

A copy of this Annual Report on Form 10-K, our Registration Statement on Form S-1, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, are available free of charge on the internet at our website, www.unitekglobalservices.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission, which we refer to as the SEC. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all directors and employees and includes a code of ethics for our CEO, CFO and other senior executives, and which expressly applies to our senior financial officers (including our principal executive officer, principal financial officer and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees may be obtained by contacting our investor relations at (866) 778-3657, or by email Investorrelations@unitekgs.com. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

The following “risk factors” contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we believe to be immaterial could also impair our business. If any of the following risks actually occur, our business, results of operations, cash flow and financial condition could suffer significantly, and as a result, the market price of our common stock could decline.

Risks Related to Our Business

We have had a history of losses.

We experienced net losses of $30.6 million and $65.6 million in 2010 and 2009, respectively. We cannot predict if we will ever achieve profitability, and if we do, be able to sustain such profitability. Further, we may incur significant losses in the future for a number of reasons, including due to the other risks described in this annual report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve profitability.

Our substantial indebtedness could adversely affect our financial health.

As of December 31, 2010, we have total indebtedness of approximately $117.9 million (including capital leases).

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;
•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to borrow additional funds; and
•	could make us more vulnerable to a general economic downturn than a company that is less leveraged.

Additionally, the terms governing our debt facilities limit our ability, among other things, to:

•	incur additional indebtedness;
•	prepay indebtedness;
•	sell assets, including capital stock of restricted subsidiaries;
•	agree to payment restrictions affecting our restricted subsidiaries;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with our affiliates;
•	incur liens;
•	guarantee the obligations or liabilities of others; and
•	designate any of our subsidiaries as unrestricted subsidiaries or form additional subsidiaries that are unrestricted subsidiaries.

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

During the year ended December 31, 2010, our four largest customers, as a percentage of total revenue, were DIRECTV (47%), Comcast (16%), Verizon Communications (8%) and Clearwire Communications (7%).

We believe that a limited number of customers will continue to be the source of a substantial portion of our revenue for the foreseeable future. A key factor in maintaining relationships with such customers is performance on individual contracts and the strength of our professional reputation. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired due to another reason, we may lose future business with such customers, and as a result, our ability to generate income would be adversely impacted. In addition, key customers could slow or stop spending on initiatives related to projects we are performing for them, due to increased difficulty in the credit markets as a result of the recent economic crisis or other reasons. Since many of our customer contracts allow our customers to terminate the contract without cause, our customers may terminate their contracts with us at will and materially impair our operating results.

We maintain a workforce based upon current and anticipated workloads. If we do not receive future contract awards or if these awards are delayed, we may incur significant costs in adjusting our workforce demands.

Our estimates of future performance depend on, among other matters, whether and when we will receive certain new contract awards. While our estimates are based upon good faith judgment, they can be unreliable and may frequently change based on newly available information. In the case of larger projects, where timing is often uncertain, it is particularly difficult to project whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching workforce size with contractual needs. If an expected contract award is delayed or not received, we could incur significant costs resulting from retaining more staff than is necessary or redundancy of facilities. Similarly, if we underestimate the workforce necessary for a contract, we may not perform at the level expected by the customer and harm our reputation with the customer. Each of these may negatively impact our operating performance and financial results.

We recognize revenue for fixed-price construction contracts using the percentage-of-completion method; therefore, variations of actual results from our assumptions may reduce our profitability.

We recognize revenue and profit on our wireless construction contracts as the work progresses using the percentage-of-completion method of accounting. Under this method of accounting, contracts in progress are valued at cost plus accrued profits less paid revenue and progress payments made on uncompleted projects. This method relies on estimates of total expected contract revenue and costs.

Contract revenue and total cost estimates are reviewed and revised monthly by management as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of revision. Adjustments are reflected for the fiscal period affected by such revisions. If estimates of costs to complete long-term projects indicate a loss, we immediately recognize the full amount of the estimated loss. Such adjustments and accrued losses may negatively impact our operating results.

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

As of December 31, 2010, we had cash balances and availability under existing credit facilities of approximately $35.1 million. We may need to raise additional funds to continue to fund our operations and obligations as well as to fund potential acquisitions. Our capital requirements will depend on several factors, including:

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

Our quarterly operating results have varied considerably in the past, and may continue to do so, due to a number of factors. Many of these factors are outside of our control and include, without limitation, the following:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;
•	the commencement, progress, completion or termination of contracts during any particular quarter;
•	the cyclical nature of the telecommunications industry;
•	the cost of raw materials we require for our projects; and
•	Satellite television, broadband cable and telecommunications market conditions and economic conditions generally.

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

We may not successfully identify suitable acquisitions in the future, and in the event we do commence such a transaction, the failure to successfully consummate the acquisition or manage the operational challenges and risks associated with the acquisition following the consummation could adversely affect our results of operations, cash flows and liquidity.

We may incur goodwill and other intangible impairment charges which could reduce our profitability.

Pursuant to accounting principles generally accepted in the United States, or GAAP, we are required to annually assess our goodwill and indefinite-lived intangibles to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. We assess the potential impairment of goodwill on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite-lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual goodwill impairment test as of October 4, 2009 resulted in a determination that the carrying value of the telecommunications reporting unit exceeded its fair value and was therefore impaired. We also completed a 2009 impairment test of our long-lived assets at that date for the telecommunications reporting unit. The results of the impairment testing caused us to recognize a non-cash asset impairment charge of $38.4 million for the year ended December 31, 2009. We performed our required annual goodwill impairment test as of October 3, 2010, and there was no impairment identified for the year ended December 31, 2010. However, future impairments could further reduce our profitability.

Legal proceedings and other claims could reduce our profitability, cash flows and liquidity.

We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, wage and hour disputes, breach of contract, property damage, consequential and punitive damages, civil penalties, or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards. Defending these claims can involve significant legal costs. When appropriate, we establish reserves for litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. If reserves are inadequate, insurance coverage proves to be inadequate or unavailable, or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim or lawsuit could have a material adverse effect on our business, financial condition and results of operations. Separately, claims and lawsuits alleging wrongdoing or negligence by us may harm our reputation or divert management resources away from operating our business.

The impact of the American Recovery and Reinvestment Act of 2009 (“ARRA”) is uncertain.

The recent economic downturn, coupled with a lack of available capital, resulted in uncertainty, with numerous projects being delayed or canceled. While we believe that the ARRA, which was enacted into law in February 2009, should aid telecommunications and rural broadband market opportunities, the extent to which it will result in future revenues is uncertain. We cannot predict when programs under the ARRA will be implemented, or the timing and scope of investments to be made under these programs. Investments for telecommunications projects and rural broadband facilities under ARRA programs may not occur, may be less than anticipated or may be delayed, which would negatively impact demand for our services.

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

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses and therefore adversely affect our results of operations.

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Recently, the costs of gasoline, diesel fuel and other petroleum based fuel products have increased. We purchase fuel to run our fleet of trucks and equipment used in our operations and as fuel prices increase, our direct operation expenses increase. We may implement a fuel surcharge program or receive additional fuel charge concessions from our customers designed to offset increased fuel expenses; however, these are not guaranteed and may not fully offset the increased costs associated with rising fuel prices. We do not currently engage in fuel hedging transactions or purchase gasoline or fuel future contracts in an effort to mitigate the risk of future fuel price increases. While we may in the future initiate such programs, there can be no assurances that we will be able to do so or that any such programs will be successful.

We maintain a high-deductible liability insurance program, which exposes us to a substantial portion of the costs of claims and lawsuits.

Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, those policies are subject to high deductibles. Because most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for substantially all claims. We determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the undiscounted value of those liabilities in our balance sheet as other current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, including the severity of an injury or legitimacy of a claim and the determination of our liability in proportion to other parties. If our insurance claims increase or costs exceed our estimates of insurance liabilities, we may experience a decline in operating results and liquidity.

Increases in our insurance premiums or collateral requirements could significantly reduce our profitability, liquidity and availability under our credit facilities.

Because of factors such as increases in claims, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue to provide us with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. An increase in premiums or collateral requirements could significantly reduce our profitability and liquidity as well as reduce availability under our credit facilities.

Our operating results can be negatively affected by weather conditions.

We perform most of our services outdoors. Adverse weather conditions may affect productivity in performing services or may temporarily prevent us from performing services for our customers. The affect of weather delays on projects that are under fixed-price arrangements may be greater if we are unable to adjust the project schedule for such delays. A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects.

We bear the risk of cost overruns in some of our contracts.

We conduct our business under varying contractual arrangements, some of which are long-term and generate recurring revenue at agreed upon pricing. Certain of our contracts have prices that are established, in part, based on cost and scheduling estimates which are based on a number of assumptions, including, without limitation, assumptions about future economic conditions, prices and availability of labor, prices of equipment and materials and other variables. These assumptions are made more difficult to ascertain by the current uncertainty in the capital markets and the wide fluctuation in prices for equipment, fuel and other costs associated with our services. If cost assumptions prove inaccurate or circumstances change, cost overruns may occur and, as a result, we may experience reduced profits or, in some cases, a loss for those projects affected.

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

In addition, the services we deliver to our customers could be delayed or interrupted if we are unable to attract, train and retain highly skilled employees, particularly, installation technicians. Competition for these employees is intense. Because of the complex and technical nature of some of our services, any failure to attract and retain a sufficient number of qualified employees could materially harm our business.

A lack of effective internal controls could adversely affect our financial condition and ability to provide accurate and timely financial reports. Our business and our share price may be adversely affected if we do not properly identify or remediate any deficiencies or material weaknesses in our internal controls.

Beginning with our 2011 fiscal year end, we will be required to provide a report by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. Until we have been able to test the operating effectiveness of internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

Risks Related to our Company and our Common Stock

Our historic stock price has been volatile and purchasers of our common stock could incur substantial losses.

Historically, our stock price has been volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’

perceptions of us, the number of our shares available in the market, future sales of our common stock and securities convertible into our common stock, and general economic, industry and market conditions. In addition, in the past two years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

There may be a lack of a public market for our shares, which limits our stockholders’ ability to sell their shares.

Our common stock is currently quoted on the NASDAQ Global Market, following the consummation of the Equity Offering on November 16, 2010. Prior to November 16, 2010, our common stock was quoted on the Over-the-Counter Bulletin Board, or the OTCBB, which is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system that serves more than 3,000 companies. Trading of our common stock prior to listing on the NASDAQ Global Market was light and sporadic. Although we anticipate that the listing of our common stock on the NASDAQ Global Market will provide for a more liquid trading market for our shares of common stock, we can provide no assurances that an active market for our common stock will ever develop or that we will be able to maintain the listing standards of the exchange.

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

Our certificate of incorporation, or Charter, and our amended and restated bylaws, or Bylaws, contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

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

We and substantially all of our stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. After the consummation of the Equity Offering and as of December 31, 2010, we have approximately 15.2 million shares of common stock issued and outstanding. The number outstanding includes 9.7 million shares that were sold in the Equity Offering, which may be resold immediately in the public market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2010, we have material lease agreements for our corporate headquarters at 1777 Sentry Parkway West, Suite 302, Blue Bell, Pennsylvania and for our wireless’ division at 18-01 Pollitt Drive, Fair Lawn, New Jersey. These locations have 21,233 square feet of office space and 76,790 square feet of office and warehouse space, respectively. In addition, we own 0.9 acres of property, including office and warehouse space, in Arlington, Texas. We lease other smaller locations throughout the United States and Canada.

We believe that our properties are adequate to meet our current needs and that additional facilities, if needed, are available to meet our expansion needs in existing and projected markets.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various litigation claims that occur in the ordinary course of business, which we believe, even if decided adversely to us, would not have a material adverse effect on our business, financial condition and results of operations.

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

On February 9, 2010, plaintiffs’ counsel filed a companion case, Lashon Jacks v. DirectSat et al., in the Cook County, Illinois Circuit Court, seeking to expand the class in the Farmer case to include all technicians in Illinois that worked with DirectSat after June 10, 2008. Plaintiffs have filed a motion seeking class certification of the state law claims, which has been fully briefed. The parties are awaiting the Court’s ruling.

Monroe et al. v. FTS USA, LLC and UniTek USA, LLC

On February 15, 2008, plaintiffs, former employees of FTS USA, LLC, a UniTek subsidiary, filed a class action in the United States District Court for the Western District of Tennessee, alleging violations of the FLSA related to overtime payments. Conditional class certification was granted.

Aaron Espenscheid, et al. v. Direct Sat USA, LLC

On October 12, 2009, Aaron Espenscheid, who was formerly employed as a technician by DirectSat, filed a claim in the United States District Court for the Western District of Wisconsin, alleging violations of the FLSA and Wisconsin wage and hour laws. These allegations related to the payment of overtime.

On February 3, 2010, the named Plaintiff, joined by two other technicians at DirectSat, filed an Amended Complaint re-alleging the previous overtime-related FLSA and state law claims, and adding new overtime-related claims under Minnesota and Pennsylvania wage and hour laws.

The plaintiffs have sought and have been granted class certification for the FLSA claims and the state law claims.

Defendants have petitioned the United States Court of Appeals for the Seventh Circuit for review of these certification rulings.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on November 11, 2010, as part of the closing of the Equity Offering, UniTek common stock commenced quotation on the NASDAQ Global Market under the symbol “UNTK.” Prior to that time, our common stock was traded on the OTCBB. On July 6, 2010, our trading symbol on the OTCBB was changed from “BERL.OB” to “UGLB.OB” as part of our name change from Berliner Communications, Inc. to UniTek Global Services, Inc.

The following table shows the high and low selling prices per share of our common stock as reported by the NASDAQ Global Market and the OTCBB, as applicable, for the quarterly periods indicated. All share prices reflect the one-for-28 reverse stock split effected on November 9, 2010 and the one-for-2 reverse stock split which occurred on December 21, 2010. Prior to November 11, 2010, prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	Low	High
December 31, 2010 (November 11, 2010 through December 31, 2010)	$8.48	$10.52
December 31, 2010 (October 3, 2010 through November 10, 2010)	$63.84	$64.40
October 2, 2010	$2.80	$78.40
July 3, 2010	$56.00	$81.20
March 31, 2010	$30.80	$70.00
December 31, 2009	$33.60	$44.80
September 30, 2009	$29.12	$42.00
June 30, 2009	$29.12	$56.00
March 31, 2009	$30.80	$73.36

Our stock has experienced periods, including, without limitation, certain extended periods, of limited or sporadic quotations.

Holders.  As of March 27, 2011, there were 348 holders of record of our common stock.

Dividends.  We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial conditions and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements restrict our ability to pay cash dividends or make other distributions on our common stock without the prior consent of the lender.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the Company had the following Equity Compensation Plans, each of which was approved by our stockholders (the “Option Plans”): our 1999 Securities Plan (“1999 Plan”), our 2009 Omnibus Securities Plan (“2009 Plan”), our 2001 Equity Incentive Plan (“2001 Plan”) and our 2007 Equity Incentive Plan (“2007 Plan”), each of which was approved by our stockholders (the “Option Plans”). The following table provides information, as of December 31, 2010, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation on plans approved by security holders:
1999 Plan	36,669	$56.68	—
2001 Plan	302	$77,700.00	413
2007 Plan	278,363	$56.00	40,946
2009 Plan	90	$43.68	35,625
Equity compensation on plans not approved by security holders	—	$—	—
	315,424	$130.42	76,984

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The following table presents consolidated summary financial information. The statement of operations and balance sheet data as of December 31, 2010 and for the year ended December 31, 2010, have been derived from the Company’s audited consolidated financial statements. The statement of operations and balance sheet data as of and for the years ended December 31, 2009 and December 31, 2008 have been derived from Holdings’ audited financial statements (see Reverse Acquisition Accounting note below).

All amounts presented herein are expressed in thousands, except share and per-share data, unless otherwise specifically noted, and are presented giving effect to our reverse stock splits.

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Statement of Operations Data:
Revenue	$402,154	$278,098	$215,752
Gross profit	65,438	40,748	35,433
Operating loss	(1,819)	(51,421)	(6,701)
Net loss	(30,581)	(65,606)	(23,191)
Net loss attributable to common stockholders per share (basic and diluted):
Loss per share from continuing operations	$(11.13)	$(33.77)	$(14.01)
Income (loss) per share from discontinued operations	$(0.30)	$0.09	$2.08
Net loss attributable to common stockholders	$(11.43)	$(33.68)	$(11.93)
Weighted average number of shares outstanding:
Basic	3,996	1,948	1,944
Diluted	3,996	1,948	1,944

	December 31,
(Amounts in thousands)	2010	2009	2008
Balance Sheet Data:
Current assets	$98,435	$39,206	$46,024
Total assets	296,054	231,841	282,015
Current liabilities	71,482	80,921	191,201
Long-term debt and capital lease obligations, net of current portion	107,295	131,407	1,314
Total stockholders’ equity	112,207	19,513	82,999

Reverse Acquisition Accounting

On January 27, 2010, Berliner, BCI East, Inc., a wholly owned subsidiary of Berliner, or BCI East, and UniTek Holdings entered into an Agreement and Plan of Merger, the Merger Agreement, pursuant to which BCI East merged with and into Holdings and Holdings became a wholly owned subsidiary of Berliner. For accounting purposes, Holdings was considered the accounting acquirer, however, the Merger was structured so that Berliner was the surviving entity. On June 4, 2010, Berliner changed its name to UniTek Global Services, Inc. As a result, the Berliner assets and liabilities as of January 27, 2010, the effective time of the Merger, have been incorporated into our balance sheets based on the fair market value of the assets acquired and liabilities assumed. Further, our results of operations reflect the operating results of Holdings before the Merger and the combined entity after the date of the Merger. Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with our consolidated financial statements and their notes included elsewhere in this Form 10-K. See “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A — Risk Factors” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Unless the context otherwise requires, references to “we,” “us,” “our” and “the Company” refer to UniTek and its consolidated subsidiaries as these businesses existed during the years ended December 31, 2010, 2009 and 2008.

Overview and Basis of Presentation

We are a leading full-service provider of permanently outsourced infrastructure services, offering an end-to-end suite of technical services to the wireless and wireline telecommunications, satellite television and broadband cable industries in the United States and Canada. Our services include network engineering and design, construction and project management, comprehensive installation and fulfillment, and wireless telecommunication infrastructure services. Our primary customer base consists of blue-chip, Fortune 200 companies in the media and telecommunications industry, including such customers as DIRECTV, AT&T, Clearwire Communications, Ericsson, Sprint, T-Mobile, Comcast, Cox Communications, Verizon Communications, Charter Communications and Time Warner Cable. We also serve significant Canadian customers, such as Rogers Communications, Cogeco Cable and Bell Aliant. Our customers rely on our services to build and maintain their infrastructure and networks, and provide residential and commercial fulfillment services, which are critical to our customers’ ability to deliver voice, video and data services to their end users. The majority of our services are performed under long-term master agreements.

On January 27, 2010, Berliner, BCI East and Holdings entered into the Merger Agreement, pursuant to which BCI East merged with and into Holdings and Holdings became a wholly owned subsidiary of Berliner. On June 4, 2010, Berliner filed a charter amendment and changed its name to UniTek Global Services, Inc.

As a result of the Merger, Holdings was the accounting acquirer with Berliner (now UniTek) as the legal acquirer and registrant. Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31. Berliner filed a Transition Report on Form 10-K for the six month period ended December 31, 2009 with the SEC on March 31, 2010, or the Transition Report. As the accounting acquirer, Holdings’ prior year results are presented for comparative purposes. The results for the year ended December 31, 2010 are of Holdings’ for the entire period and include the results of operations of Berliner from January 27, 2010. The actual results for the year ended December 31, 2009 include only the results of Holdings. For the results of Berliner for the six months ended December 31, 2009 and December 31, 2008, and the years ended June 30, 2009 and June 30, 2008, please see the Transition Report. We currently operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, goodwill and intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements as they are both important to the portrayal of our financial condition and they require significant or complex judgment and estimates on the part of management. Refer to the Notes to Consolidated Financial Statements, Note 3 — Summary of Significant Accounting Policies, for further description of the Company’s significant accounting policies.

Our critical accounting policies are reviewed frequently with the Audit Committee of the Board of Directors.

Revenue Recognition

Fulfillment Segment.  Fulfillment services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit, work order basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Under master service and similar type service agreements, we furnish specified units of service for a separate fixed price per unit of service. We recognize revenue from fulfillment services net of the satellite equipment because we are acting as an agent.

Engineering and Construction Segment.  The Company enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed. Unbilled revenues represent amounts earned and recognized in the period for which customer billings are issued in a subsequent period per the contract terms. Losses are recognized when such losses become known.

In the wireless portion of the engineering and construction segment, revenue for site acquisition and zoning services is based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts, which are generally completed within 90 days, is recorded under the percentage-of-completion method based on the percentage that total direct costs incurred to date bear to estimated total costs at completion. Losses are recognized when such losses become known. All other revenue is recognized as the work is performed. Under this method of accounting, contracts in progress are valued at cost plus accrued profits less paid revenue and progress payments made on uncompleted projects. This method relies on estimates of total expected contract revenue and costs. Contract revenue and total cost estimates are reviewed and revised monthly by management as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of revision. Adjustments are reflected for the fiscal period affected by such revisions.

Unbilled revenue represents revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable and revenue recognized on completed projects that are not yet billed, pursuant to contract terms. Deferred revenues principally represent the value of services to customers that have been billed as of the balance sheet date, but for which the requisite services have not yet been rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When evaluating the adequacy of the allowance for doubtful accounts, we analyze the collectability of accounts receivable based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. If our estimates of the collectability of accounts receivable change, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

Valuation of Goodwill and Intangible Assets

We perform our annual impairment review of goodwill and certain intangible assets with indefinite lives during the fourth quarter each year at the reporting unit level. The assets of each acquired business and the related goodwill are assigned to the applicable reporting unit at the date of acquisition. We identify our reporting units by assessing whether businesses holding purchased assets, including goodwill, and related assumed liabilities have discrete financial information available. Our reporting units are at the operating segment level. We estimate the fair value of each reporting unit and compare the fair value to its carrying value including goodwill. If the carrying value exceeds the fair value, the value of the reporting units’ goodwill or other indefinite-lived intangibles may be impaired and written down. Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers, and the level of overall economic activity. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the company as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

Insurance Reserves

We presently maintain a high-deductible liability insurance program, subject to per claim deductibles of $350,000 for our workers’ compensation policy, $250,000 for our general liability policy and $350,000 for our automobile liability policy. We have excess umbrella coverage up to $50.0 million per claim and in the aggregate. Because most claims against us do not exceed the deductibles under its insurance policies, we are effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. We determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the undiscounted value of those liabilities in our balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. As of December 31, 2010 and 2009, the liability for insurance reserves was $11.1 million and $4.5 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using applicable tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that such assets will not be recovered.

Tax valuation allowances are established to reduce tax assets, such as tax loss carryforwards, to net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. We have net operating loss carryforwards of approximately $50.0 million for federal income tax purposes that begin to expire in 2014. Based on our history of operating losses and our forecasts for future periods, we have determined that it is more likely than not that the federal and state net operating loss carryforwards and other temporary differences will not be realized. We have established a valuation allowance of $55.1 million and $33.3 million as of December 31, 2010 and 2009, respectively.

Litigation and Contingencies

Litigation and contingencies are reflected in our consolidated financial statements based on our management’s assessments of the expected outcome of such litigation or expected resolution of such contingency. An accrual is made when the loss of such contingency is probable and estimable. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See “Part I. Item 3. Legal Proceedings” for discussion of current litigation matters.

Recently Issued Accounting Pronouncements

See Note 3 — Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplementary Data.”

Summary of Operating Results

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table presents consolidated selected financial information. The statement of operations data for the years ended December 31, 2010 and 2009 have been derived from our consolidated financial statements.

All amounts presented below are expressed in thousands, except per-share data, unless otherwise noted.

	Years Ended
(in thousands, except per share data)	December 31, 2010	December 31, 2009
Revenues	$402,154	$278,098
Cost of revenues	336,716	237,350
Gross profit	65,438	40,748
Selling, general and administrative expenses	39,296	26,860
Restructuring charges	991	—
Asset impairment	—	38,431
Depreciation and amortization	26,970	26,878
Operating loss	(1,819)	(51,421)
Interest expense	25,644	18,825
Other expense, net	4	284
Loss from continuing operations before income taxes	(27,467)	(70,530)
Income tax benefit (expense)	(1,902)	4,743
Loss (income) from continuing operations	(29,369)	(65,787)
Loss from discontinued operations	(1,212)	181
Net loss	$(30,581)	$(65,606)
Accretion of Series B Convertible Preferred Stock to Liquidation Value	$13,262	$—
Deemed dividend on Series B Convertible Preferred Stock	1,844	—
Net loss attributable to common stockholders	$(45,687)	$(65,606)
Net income (loss) per share attributable to common stockholders – basic and diluted:
Continuing operations	$(11.13)	$(33.77)
Discontinued operations	$(0.30)	$0.09
Weighted average shares of common stock outstanding (basic and diluted)	3,996	1,948
Adjusted EBITDA(1)	$30,045	$19,717

(1)	See description of “Adjusted EBITDA” and “Adjusted Pro Forma EBITDA” below.

	December 31,
(Amounts in thousands)	2010	2009
Balance Sheet Data:
Current assets	$98,435	$39,206
Total assets	296,054	231,841
Current liabilities	71,482	80,921
Long term debt and capital lease obligations, net of current portion	107,295	131,407
Stockholders’ equity	112,207	19,513

Revenues

The following table sets forth information regarding our revenues by segment for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31, 2010		December 31, 2009
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$270,580	67.3%	$238,656	85.8%	$31,924
Engineering and Construction	131,574	32.7%	39,442	14.2%	92,132
Total	$402,154	100%	$278,098	100%	$124,056

We had revenue of $402.2 million for the year ended December 31, 2010, compared to $278.1 million for the year ended December 31, 2009. This represents an increase of $124.1 million, or 44.6%. Of the revenue gain, $84.4 million reflects the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the Engineering and Construction segment.

Revenue for the Fulfillment segment increased by $31.9 million, or 13.4%, from $238.7 million for the year ended December 31, 2009 to $270.6 million for the year ended December 31, 2010. Revenue from the broadband cable acquisitions we completed in the fourth quarter of fiscal 2009 accounted for $19.4 million of this additional revenue. The remaining portion of the increase is attributable to growth in our existing fulfillment services businesses.

Revenue for the Engineering and Construction segment increased $92.1 million, or 233.6%, from $39.4 million for the year ended December 31, 2009 to $131.6 million for the year ended December 31, 2010. The increase is primarily attributable to the $84.4 million of revenue from the operations of Berliner which have been included in our consolidated results since the date of the Merger, combined with $7.7 million of organic growth in our wireline business as a result of additional telecommunications construction projects.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the years ended December 31, 2010 and 2009.

	Years Ended
	December 31, 2010		December 31, 2009
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$52,163	19.3%	$38,330	16.1%	$13,833
Engineering and Construction	13,275	10.1%	2,418	6.1%	10,857
Total	$65,438	16.3%	$40,748	14.7%	$24,690

Our gross profit for the year ended December 31, 2010 was $65.4 million compared to $40.7 million for the year ended December 31, 2009, representing an increase of $24.7 million, or 60.6%. Of the gross profit increase, $9.3 million is attributable to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the Engineering and Construction segment. Our gross profit as a percentage of revenue was approximately 16.3% for the year ended December 31, 2010, as compared to 14.7% for the year ended December 31, 2009. Our cost of revenue was $336.7 million and

$237.4 million for the years ended December 31, 2010 and 2009, representing an increase of $99.3 million, or 41.8%, during a period when sales increased 44.6%.

For the Fulfillment segment, gross profit increased from 16.1% for the year ended December 31, 2009 to 19.3% for the year ended December 31, 2010. The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross profit grew from $2.4 million for the year ended December 31, 2009, to $13.3 million for the year ended December 31, 2010. This increase reflects the addition of the operations of Berliner in 2010 which contributed $9.3 million, combined with overall gross profit margin improvement from 6.1% for the year ended December 31, 2009 to 10.1% for the year ended December 31, 2010. The improvement in our gross profit margin is the result of operational improvements and volume leverage in our wireline business combined with additional cost efficiencies and savings resulting from the integration of the wireline and wireless operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the year ended December 31, 2010 were $39.3 million as compared to $26.9 million for the year ended December 31, 2009. This represents an overall increase of $12.4 million. The addition of Berliner in 2010 accounted for approximately $7.0 of the overall SG&A increase. The remaining increase in SG&A of $5.4 million is attributable primarily to the increased expenses for the start-up of our Canadian Engineering and Construction segment operations ($0.9 million), increased integration and transaction costs related to the Merger ($0.6 million), increase in legal reserves ($0.7 million), public company filing and reporting costs ($0.4 million), with the balance due to higher salary and personnel costs, including stock compensation expense.

Adjusted EBITDA, Adjusted Pro Forma EBITDA and Net Income (Loss) after certain non-cash adjustments

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), is a key indicator used by our management to evaluate operating performance of our company and to make decisions regarding compensation and other operational matters. While this Adjusted EBITDA is not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our performance with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. Adjusted EBITDA is our EBITDA adding back transaction costs for the Merger, certain restructuring costs and including the DIRECTV market swap as if it occurred at the beginning of the period presented.

Net income (loss) after certain non-cash adjustments is a key indicator used by our management to evaluate operating performance of our company. While the net income (loss) after certain non-cash adjustments is not intended to replace any presentation included in our consolidated financial statements under GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry. Specifically, (i) non-cash compensation expense may vary due to factors influencing the estimated fair value of performance based rewards, estimated forfeiture rates and amounts granted, (ii) non-cash interest expense varies depending on the timing of amendments to our debt and changes to our debt structure and (iii) amortization of intangible assets is impacted by the Company’s acquisition strategy and timing of acquisitions.

A reconciliation of adjusted pro forma EBITDA and net income (loss) after certain non-cash adjustments to net loss for the years ended December 31, 2010 and 2009 is as follows (amounts in thousands):

	Year Ended		Pro Forma Year Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net loss	$(30,581)	$(65,606)	$(28,703)	$(64,440)
Berliner pro forma net loss(1)	—	—	(1,308)	(10,493)
Non-cash stock based compensation	2,025	1,688	2,050	2,089
Non-cash interest expense	9,152	4,170	9,152	4,170
Non-cash amortization	15,274	20,712	15,274	20,712
Asset impairment	—	38,431	—	38,431
Net (loss) after certain non-cash adjustments	$(4,130)	$(605)	$(3,535)	$(9,531)
(Income) Loss from discontinued operations	1,212	(181)	1,212	(181)
Income tax expense	1,902	(4,743)	1,902	(3,046)
Cash interest expense	16,492	14,655	16,774	17,098
Other expense, non cash	4	284	4	246
Depreciation	11,696	6,166	11,930	8,961
Restructuring charges(2)	991	—	991	—
Legacy legal reserve(3)	—	1,883	—	1,883
Pro forma EBITDA from market swap(4)	—	1,093	—	1,093
Merger transaction costs	1,878	1,165	—	—
Adjusted EBITDA/Adjusted pro forma EBITDA	$30,045	$19,717	$29,278	$16,523

(1)	Berliner pro forma net loss includes additional interest and amortization resulting from the Merger as if the Merger had occurred at the beginning of the periods presented.
(2)	Represents expenses associated with restructuring the wireless business acquired in 2010.
(3)	Represents an adjustment to reserves for historical legal claims existing prior to 2009.
(4)	This adjustment reflects the EBITDA impact for the fulfillment sites received from DIRECTV as part of the market swap as if the transaction had been completed on January 1, 2009. For more information see Note 6 to the Consolidated Financial Statements.

Adjusted pro forma EBITDA increased by 77.2% to $29.3 million for the year ended December 31, 2010 from $16.5 million for the year ended December 31, 2009. The Fulfillment segment’s year over year improvement of $13.8 million in gross profit was the main contributor to this increase. The remaining improvement in pro forma EBITDA is primarily from operational improvements, revenue growth and synergies in the wireless business partially offset by the higher SG&A costs.

Restructuring Charges

During the year ended December 31, 2010, we incurred approximately $1.0 million of restructuring charges related to the merger with Berliner. The restructuring charges consist primarily of expenses related to the termination and severance of former Berliner executive management and regional leadership as part of the realignment of our wireless operations with the existing wireline business in order to fully integrate the operations and to take advantage of the synergies between the two businesses. The restructuring plan was put into place during the fourth quarter of 2010, and is estimated to result in annualized cost reductions of approximately $1.0 million on an ongoing basis. We anticipate that there may be additional charges incurred during the first and second quarter of 2011 related to the restructuring of the wireless business.

Depreciation and Amortization

Depreciation of fixed assets, including the amortization of assets under capital leases, totaled approximately $11.7 million for the year ended December 31, 2010 compared to $6.8 million for the year ended December 31, 2009. The increase in depreciation is attributed to the Merger which resulted in an additional $1.1 million in depreciation expense and additional depreciation from the 2010 and 2009 conversions of a portion of our fleet from operating leases to capital leases.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $15.3 million for the year ended December 31, 2010 compared to $20.1 million for the year ended December 31, 2009. The decrease is related to the impairment write-down of the wireline telecommunications customer contracts in the fourth quarter of fiscal 2009, partially offset by increased amortization resulting from the merger with Berliner of $2.0 million.

Interest Expense

We recognized $25.6 million and $18.8 million in interest expense during the year ended December 31, 2010 and 2009, respectively. The increase of $6.8 million was primarily related to $2.7 million of increased interest expense related to higher debt balances throughout the year, $3.5 million of additional interest expense resulting from the amortization and write-off of deferred financing fees, $1.5 million of interest and fees related to the Loan Authorization Agreement and $0.4 million of additional interest relating to the conversion of operating leases into capital leases in the fourth quarter of 2010, which were offset by a decrease in interest expense of $1.3 million relating to the interest rate collar due to changes in the fair value of the interest rate collar.

Income Taxes

We recorded income tax expense of $1.9 million for the year ended December 31, 2010 and an income tax benefit of $4.7 million for the year ended December 31, 2009. The 2010 tax expense represents the estimated tax expense from our Canadian operations and the deferred tax liability related to the tax amortization of goodwill. The 2009 tax benefit for the year ended December 31, 2009 was created primarily by the goodwill and intangible asset impairment. Our effective income tax rate was (6.9%) and 6.7% for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, we had net operating loss carry forwards for federal and state income tax purposes of approximately $50.0 million which begin to expire in 2014 and will fully expire by 2030. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance for substantially all of the gross deferred tax assets.

Net Loss

We had a net loss of $30.6 million for the year ended December 31, 2010, compared to a net loss of $65.6 million for year the ended December 31, 2009. These net losses include losses from discontinued operations of ($1.2) million and income of $0.2 million for the years ended December 31, 2010 and 2009, respectively. The income (loss) from discontinued operations is the result of the closure of certain cable installation and wireless locations.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table presents consolidated selected financial information. The statement of operations data for the years ended December 31, 2009 and 2008 have been derived from our consolidated financial statements.

All amounts presented below are expressed in thousands, except per-share data, unless otherwise noted.

Below is a summary of revenue and gross profit for the years ended December 31, 2009 and 2008:

	Years Ended
(in thousands, except per share data)	December 31, 2009	December 31, 2008
Revenues	$278,098		$215,752
Cost of revenues	237,350		180,319
Gross profit	40,748		35,433
Selling, general and administrative expenses	26,860		20,864
Restructuring charges	—		—
Asset impairment	38,431		—
Depreciation and amortization	26,878		21,270
Operating income (loss)	(51,421)		(6,701)
Interest expense (net)	18,825		16,014
Other expense, net	284		7
Loss from continuing operations before income taxes	(70,530)		(22,722)
Income tax expense	4,743		(4,503)
Loss from continuing operations	(65,787)		(27,225)
Loss from discontinued operations	181		4,034
Net loss	$(65,606)		$(23,191)
Net loss per share- basic and diluted:
Continuing operations	$(33.77)		$(14.00)
Discontinued operations	$0.09		$2.08
Weighted average shares of common stock outstanding (basic and diluted)	1,948		1,944
Adjusted EBITDA(1)	$19,717	$	N/A

(1)	See description of “Adjusted EBITDA” and “Adjusted Pro Forma EBITDA” above.

Revenue

The following table sets forth information regarding our revenues by segment for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31, 2009		December 31, 2008
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase/ (Decrease)
Fulfillment	$238,656	85.8%	$148,464	68.8%	$90,192
Engineering and Construction	39,442	14.2%	67,288	31.2%	(27,846)
Total	$278,098	100%	$215,752	100%	$62,346

We had revenue of $278.1 million for the year ended December 31, 2009, versus $215.8 million for the year ended December 31, 2008. This represents an increase of $62.3 million, or 28.9% year-over-year.

Revenue for the Fulfillment segment increased $90.2 million from $148.5 million for the year ended December 31, 2008 to $238.7 million for the year ended December 31, 2009 or 60.7%. There were three acquisitions of cable television sites that contributed revenue of $4.2 million and the 2008 acquisition/swap of 180 Connect, net of the 2009 market swap with DIRECTV, contributed additional satellite and broadband fulfillment revenue of approximately $51.3 million. Internal revenue growth in the Fulfillment segment was approximately $34.7 million (23.4%), which was primarily related to winning business in new markets from existing satellite and broadband cable customers.

Revenue for the Engineering and Construction segment decreased $27.8 million from $67.3 million for the year ended December 31, 2008 to $39.4 million for the year ended December 31, 2009. The full year impact in 2009 of the 2008 telecommunications acquisitions was approximately $14.4 million in additional revenue. Offsetting these increases was a reduction in spending by one of our telecommunications customers, primarily a result of the completion of our customers’ deployment plan in certain markets. We believe the impact on our telecommunications revenue from this matter was a reduction of approximately $43.8 million in 2009 as compared to 2008. The balance of the revenue change was normal changes in customer spending.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31, 2009		December 31, 2008
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase/ (Decrease)
Fulfillment	$38,330	16.1%	$25,041	16.9%	$13,289
Engineering and Construction	2,418	6.1%	10,392	15.4%	(7,974)
Total	$40,748	14.7%	$35,433	16.4%	$5,315

Our gross profit for the year ended December 31, 2009 increased 15.0% to $40.7 million as compared to $35.4 million for the year ended December 31, 2008. Our gross profit as a percentage of revenue was approximately 14.7% for the year ended December 31, 2009, as compared to 16.4% for the year ended December 31, 2008. Our cost of revenue was $237.4 million and $180.3 million for the years ended December 31, 2009 and 2008, respectively, representing an increase of $57.0 million, or 32%.

For the Fulfillment segment, gross profit decreased from 16.9% for the year ended December 31, 2008 to 16.1% for the year ended December 31, 2009 primarily reflecting the costs incurred in starting up new cable fulfillment operations. Cost of revenue for the Fulfillment segment increased $76.9 million from $123.4 million for the year ended December 31, 2008 to $200.3 million for the year ended December 31, 2009. This represents an increase of 62% during a period when revenue increased 61%.

For the Engineering and Construction segment, gross profit decreased from 15.4% for the year ended December 31, 2008 to 6.1% for the year ended December 31, 2009 reflecting the impact of the unexpected revenue decline from one of our telecommunications customers. Cost of revenue for the Engineering and Construction segment decreased $19.9 million from $56.9 million for the year ended December 31, 2008 to $37.0 million for the year ended December 31, 2009, representing a decrease of 35% during a period when revenue decreased 41%. The difference reflects the impact of fixed site costs that could not be impacted fast enough in the period.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2009 were $26.9 million as compared to $20.9 million for the year ended December 31, 2008. This represents an overall increase of $6.0 million or 29%. SG&A expenses included non-cash charges for stock compensation expenses of $1.7 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

The increase in SG&A expense primarily reflects the added cost to support the revenue growth from $215.8 million in 2008 to $278.1 million in 2009, as well as the full year effect of certain administrative staff additions, transaction and integration costs associated with the 2008 acquisitions completed by us. As a percentage of revenue, SG&A expense was constant at 9% of revenue for the years ended December 31, 2008 and 2009 when excluding the non-cash stock compensation costs.

Asset Impairment

We performed our required annual goodwill impairment test as of October 4, 2009 and determined that the carrying value of the telecommunications reporting unit exceeded its fair value and was therefore impaired due to the slowdown in capital spending within the telecommunications industry following the economic crisis. We also completed an impairment test of our long-lived assets at that date. The results of the impairment testing caused us to recognize a non-cash asset impairment charge of $38.4 million.

Depreciation and Amortization

Depreciation expense, including amortization of assets under capital leases, was approximately $6.8 million and $4.2 million for the years ended December 31, 2009 and 2008, respectively.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $20.1 million and $17.1 million for the years ended December 31, 2009 and 2008, respectively. Amortization of customer contracts and employee non-compete agreements are being amortized over a useful life of 12 to 60 months on a straight line basis.

Interest Expense

We recognized $18.8 million in net interest expense during the year ended December 31, 2009 as compared to $16.0 million for the year ended December 31, 2008. The increase of $2.8 million was primarily due to the higher debt level from the 2008 and 2009 acquisitions and higher interest rates resulting from 2009 amendments to the debt agreements.

We recognized $2.2 million and $1.7 million in amortization of deferred financing fees for the years ended December 31, 2009 and 2008, respectively, for fees incurred from the original issuance and subsequent amendments to existing debt agreements.

Income Taxes

We recorded an income tax benefit of $4.7 million for the year ended December 31, 2009 and an income tax expense of $4.0 million for the year ended December 31, 2008. The effective income tax rate for the year ended December 31, 2009 was 6.7%. The tax benefit for the year ended December 31, 2009 is created primarily by the asset impairment. Overall, we had approximately $33.4 million of deferred tax assets as of December 31, 2009 that were offset by a valuation allowance of $33.3 million as the Company has not yet achieved profitable operations to utilize the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had consolidated current assets of approximately $98.4 million, including cash and cash equivalents of approximately $17.7 million. Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit and capital expenditures. In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal use of cash during the year ended December 31, 2010 was to fund the Merger and for working capital purposes.

We need working capital primarily to support the expected growth in our business, particularly in our Engineering and Construction segment as a result of wireless growth, fiber deployment and cable fulfillment related construction. We are also subject to seasonal variations in our business, which occur primarily due to the impact of weather on our Engineering and Construction work, as well as seasonal fluctuations within our Fulfillment segment. Our business is typically slower during the first quarter and second half of the fourth quarter of each calendar year. As a result, we generally experience seasonal working capital needs from approximately April through November of each calendar year in order to support growth in accounts receivable and unbilled revenue. Our billing terms are generally 30 days, and in addition, we also maintain inventory to meet the material requirements of certain of our contracts, primarily within the Fulfillment segment. Our vendors typically offer us terms ranging from 30 to 90 days, while our agreements with subcontractors are generally 14 to 21 days, with some terms as long as 35 to 45 days.

During 2010, the Company completed an underwritten public offering of 19.45 million shares of common stock at a price of $4.75 per share (unadjusted for the subsequent one-for-two reverse split of our common stock effected on December 21, 2010). After deducting underwriting fees and estimated offering costs, the Company generated net proceeds of approximately $84.4 million. The Company used the net proceeds from the offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds used for general corporate purposes, including for working capital to support the execution of the Company’s backlog. The repayment of indebtedness from the Equity Offering was applied to the following portions of our outstanding debt obligations:

Term B Credit Facility of our First Lien Credit Agreement	$16,250
Second Lien Credit Agreement	17,250
Holdings Revolving Facility	30,541
$64,041

We believe that our cash, cash equivalents and availability under our existing First Lien Revolving Credit Facility, or the Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements within our existing businesses for at least the next 12 months. If we make additional acquisitions or our growth in revenues exceeds our current projections, we may need to seek additional sources of liquidity. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecast amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and operations, which could harm our business.

Below is a summary of our debt agreements that is relevant to an understanding of our liquidity and capital resources:

First Lien Credit Agreement and Second Lien Credit Agreement

General

On September 27, 2007, UniTek Acquisition, Inc., or Acquisition, entered into the First Lien Credit Agreement, by and among Acquisition, UniTek Midco, Inc., or Midco, certain subsidiaries of Acquisition as guarantors (the Guarantors), the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner, which we refer to as the First Lien Credit Agreement. The First Lien Credit Agreement provides for a First Lien Revolving Credit Facility, or the Revolving Credit Facility, a First Lien Term B Credit Facility, or the Term B Credit Facility, and a First Lien Term C Credit Facility, or the Term C Credit Facility. On September 27, 2007, UniTek Acquisition, Inc., or Acquisition, also entered into the Second Lien Credit Agreement, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner, which we refer to as the Second Lien Credit Agreement. The Second Lien Credit Agreement provides for a $25 million term facility that matures on September 27, 2012 and is repayable in full at that date.

Availability and Term

The credit facilities under the First Lien Credit Agreement are (1) the Term B Credit Facility, (2) the Term C Credit Facility and (3) the Revolving Credit Facility, with a portion of such Revolving Credit Facility available as a swing line facility and a portion available as a letter of credit facility. The Term B Credit Facility and the Revolving Credit Facility, including the swing line loan facility and the letter of credit facility, mature on September 27, 2012. The Term C Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013. As of December 31, 2010, the Term B Credit Facility and the Term C Credit Facility are drawn at $94.2 million, excluding debt discounts of

$2.5 million. As of December 31, 2010, there were $2.6 million in letters of credit issued under the Revolving Credit Facility and $3.9 million issued as of March 30, 2011.

The credit facility under the Second Lien Credit Agreement is a $25 million second lien term loan facility. As of December 31, 2010, the Second Lien Credit Agreement has a balance outstanding of $7.8 million. The Second Lien Credit Agreement matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.

Interest Rate and Fees

The Term B Credit Facility currently bears interest at a rate per annum equal to one-half of 1% above the Federal Funds Rate plus 5.5% for base rate advances and 6.5% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin shall be increased for each period in which the Leverage Ratio is greater than 3.00:1.00 to 6.25% per annum for base rate advances and 7.25% per annum for Eurodollar rate advances (subject to 2.5% floor). The Term C Credit Facility currently bears interest at a rate of 16.50% on $8.0 million of the debt and $13.08% on the remaining $11.5 million of the debt. The Second Lien Credit Facility currently bears interest at a rate per annum equal to the greater of (1) 15.75% and (2) the Eurodollar rate plus a margin of 7.25%. The Revolving Credit Facility interest rate margin is one-half of 1% above the Federal Funds Rate plus 5.0% for base rate advances or 6% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin for the Revolving Credit Facility shall be increased for periods in which the Leverage Ratio is greater than 3.00:1.00 to 5.75% per annum for base rate advances and 6.75% per annum for Eurodollar rate advances (subject to 2.50% floor).

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

On July 16, 2010, we amended our existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million. Upon closing of the amendment, $15.0 million of the facility was made available to us. The additional $5.0 million of the facility was made available on November 17, 2010, upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment. The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs. The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B facility. Pursuant to the terms of the amendment, the Third Incremental Term B lenders received warrants to purchase an aggregate of 53,572 shares of our common stock. The warrants have an exercise price of $0.56 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012. The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact our common stock. We also agreed to pay to the Third Incremental Term B lenders a deferred fee in cash up to a maximum of $3.5 million, which will be earned by the lenders through July 12, 2012 and is payable on March 26, 2013, or earlier under certain circumstances contained in the amendment. The deferred fee payable in cash will be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above. Additionally, payment of the deferred fee in cash will result in the termination of the related warrants. As a result of the contractual relationship between the exercise of the warrants and the payment of the deferred fee, we consider them to be separate financial instruments that should be measured at fair value and treated as a discount to the debt issued under the amendment, and classified as liabilities in the accompanying condensed consolidated balance sheet. The estimated fair value of this instrument is $3.2 million, which was calculated using probability-weighted discounted cash flows for the deferred fee and the fair value of the related warrants based on the likelihood of satisfying the ultimate liability in either cash or shares of common stock, or a combination of both. During the year ended December 31, 2010, we recognized additional interest expense of $0.7 million related to the accretion of both the debt, net of discount, and the deferred fee liability to their estimated maturity values.

Letter of Credit Transaction

On March 31, 2010, we entered into the LOC Facility, via the Amendment to the First Lien Credit Agreement, or the Amendment, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders. The Amendment establishes the “Incremental Tranche” added to the credit facilities established by the First Lien Credit Agreement. The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes. The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility. Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor. As of March 30, 2011, there were $6.0 million in letters of credit issued under the LOC Facility.

Loan Authorization Agreement

Availability and Term

Holdings entered into the Loan Authorization Agreement among Holdings and BMO.

The Loan Authorization Agreement established the Holdings Revolving Facility, which was evidenced by a demand note. On November 16, 2010, we repaid the $30.5 million balance outstanding under the Holdings Revolving Facility, including $3.5 million of accrued interest, with proceeds from the Equity Offering. Prior to the repayment of this debt, interest on the outstanding balance under the Holdings Revolving Facility accrued at 7.25% per annum.

Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under noncancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. During 2010 and 2009, approximately $10.2 million and $8.2 million, respectively, of trucks previously treated as operating leases were converted to capital leases by an amendment with the lessor. As of December 31, 2010 and December 31, 2009, the total cost of the assets under capital leases was approximately $24.8 million and $10.5 million, respectively, and the related accumulated depreciation was approximately $7.1 million and $2.3 million, respectively.

The future minimum lease commitments for all noncancelable operating and capital leases as of December 31, 2010 and 2009 are as follows (in thousands):

	Operating Leases	Capital Leases
Year ending December 31,
2011	$5,352	$7,681
2012	3,752	5,723
2013	2,457	3,885
2014	1,493	1,413
2015	1,112	139
Thereafter	1,229	—
Total minimum lease payments	$15,395	18,841
Less: Amounts representing interest		327
Total capital lease obligation recorded in balance sheet		$18,514

Summary of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2010 and 2009:

	For the Years Ended
(in thousands)	December 31, 2010	December 31, 2009
Net cash (used in) provided by operating activities	$(2,980)	$6,213
Net cash used in investing activities	$(3,136)	$(10,452)
Net cash provided by financing activities	$21,513	$1,036

Net cash (used in) provided by operating activities.

Net cash (used in) provided by operating activities for the years ended December 31, 2010 and 2009 was approximately ($3.0) million and $6.2 million, respectively. During the year ended December 31, 2010, cash flow used in operating activities primarily resulted from an increase in our working capital due to the Merger and the longer collection period in the wireless business combined with the overall increase in our revenues. Accounts receivable increased by approximately $16.4 million and accounts payable and accrued liabilities increased by approximately $0.9 million due to increased revenue during the year ended December 31, 2010. For the year ended December 31, 2010, cash used in operating activities from discontinued operations was approximately $1.1 million.

For the year ended December 31, 2009, our accounts receivable increased by $1.3 million along with an increase in accounts payable and accrued liabilities of $2.5 million. Our inventories also decreased by $2.0 million due to lower inventory levels in our satellite fulfillment business along with a decrease in our prepaid expenses and other assets of $0.3 million due to the timing of insurance payments. For the year ended December 31, 2009, cash provided by discontinued operations was approximately $0.7 million.

Net cash used in investing activities.

Net cash used in investing activities for the years ended December 31, 2010 and 2009 was approximately $3.1 million and $10.5 million, respectively. Cash used for the purchase of fixed assets was $3.9 million and $4.6 million for years ended December 31, 2010 and 2009, respectively. We received $0.6 million and $0.5 million in cash proceeds from the sale of property and equipment during the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2009 we also used $6.6 million of cash for the acquisition of businesses.

Net cash provided by financing activities.

Net cash provided by financing activities for the years ended December 31, 2010 and 2009 was approximately $21.5 million and $1.0 million, respectively. During the year ended December 31, 2010, net cash provided by financing activities consisted primarily of $86.4 million in net proceeds from the Equity Offering, $12.5 million from issuance of preferred stock and $20.0 million from the closing of the Third Incremental Term B Credit Facility. These proceeds were used to reduce the balance on the Revolving Credit facility, resulting in a net repayment of $11.5 million on the Revolving Credit Facility for the year ended December 31, 2010. As part of the Merger, existing Berliner debt of $7.2 million was paid and $2.0 million was paid on the Term B Credit Facility. Cash used for the repayment of our capital leases for the year ended December 31, 2010 was $6.0 million. Cash used for the repayment of debt was $68.6 million, excluding the payment made in conjunction with the Merger. During the year ended December 31, 2010, we also used $2.5 million of cash for deferred financing fees related to our term debt and revolving credit facilities and $1.5 million for the payment of costs associated with the Equity Offering.

During the year ended December 31, 2009, net cash provided by financing activities consisted primarily of borrowing $7.0 million under the Revolving Credit Facility, offset by $4.2 million in repayments of our long-term debt and capital leases. During the year ended December 31 2009, we also used $2.2 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements. Total letters of credit issued as of March 30, 2011 was $9.9 million. We expect that the total letters of credit issued will continue to increase during 2011 as we build a longer loss and claim history under our existing insurance plans; however, we do not anticipate that this will have a material impact on our liquidity in the future.

Effect of Inflation

We do not believe that our businesses are impacted by inflation to a significantly different extent than the general economy. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
UniTek Global Services, Inc.

We have audited the accompanying consolidated balance sheets of UniTek Global Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniTek Global Services, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 30, 2011

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,716	$2,263
Restricted cash	—	133
Accounts receivable and unbilled revenue, net of allowances	66,525	26,263
Inventories	10,374	8,326
Prepaid expenses and other current assets	3,820	2,221
Total current assets	98,435	39,206
Property and equipment, net	29,346	20,665
Amortizable intangible assets, net	16,570	26,941
Goodwill	146,547	137,827
Deferred tax assets, net	223	109
Other assets	4,933	7,093
Total assets	$296,054	$231,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,604	$19,302
Accrued liabilities	31,134	23,329
Current portion of long-term debt	2,940	33,006
Current income taxes	123	187
Current portion of capital lease obligations	7,681	5,097
Total current liabilities	71,482	80,921
Long-term debt, net of current portion	96,462	127,163
Long-term capital lease obligations, net of current portion	10,833	4,244
Deferred income taxes	1,845	—
Other long-term liabilities	3,225	—
Total liabilities	183,847	212,328
STOCKHOLDERS’ EQUITY
Preferred stock $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	—	—
Common stock $0.00002 par value (200 million shares authorized, 15,154,081 and 1,948,215 shares issued and outstanding)	—	—
Additional paid-in capital	237,009	113,838
Accumulated other comprehensive income	164	60
Accumulated deficit	(124,966)	(94,385)
Total stockholders’ equity	112,207	19,513
Total liabilities and stockholders’ equity	$296,054	$231,841

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
Revenues	$402,154	$278,098
Costs of revenues	336,716	237,350
Gross profit	65,438	40,748
Selling, general and administrative expenses	39,296	26,860
Restructuring charges	991	—
Asset impairment	—	38,431
Depreciation and amortization	26,970	26,878
Operating loss	(1,819)	(51,421)
Interest expense	25,644	18,825
Other expense, net	4	284
Loss from continuing operations before income taxes	(27,467)	(70,530)
Income tax (expense) benefit	(1,902)	4,743
Loss from continuing operations	(29,369)	(65,787)
(Loss) income from discontinued operations	(1,212)	181
Net loss	(30,581)	(65,606)
Accretion of Series B Convertible Preferred Stock to Liquidation Value	13,262	—
Deemed dividend on Series B Convertible Preferred Stock	1,844	—
Net loss attributable to common stockholders	$(45,687)	$(65,606)
Net (loss) income attributable to common stockholders per share – basic and diluted:
Continuing operations	$(11.13)	$(33.77)
Discontinued operations	(0.30)	0.09
Net loss	$(11.43)	$(33.68)
Weighted average shares of common stock outstanding:
Basic and diluted	3,996	1,948

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of January 1, 2009	1,947	$—	$111,962	$(184)	$(28,779)	$82,999
Net loss	—	—	—		(65,606)	(65,606)
Currency translation	—	—	—	244	—	244
Total comprehensive loss				244	(65,606)	(65,362)
Warrants issued in acquisition	—	—	137	—	—	137
Capital contributions	1	—	51	—	—	51
Stock compensation expense	—	—	1,688	—	—	1,688
Balance as of December 31, 2009	1,948	—	113,838	60	(94,385)	19,513
Net loss	—	—	—		(30,581)	(30,581)
Currency translation	—	—	—	104	—	104
Total comprehensive loss				104	(30,581)	(30,477)
Common stock issued in connection with the Berliner-UniTek Holdings Merger	475	—	22,446	—	—	22,446
Capital contributions	13	—	420	—	—	420
Issuance of common stock	9,725	—	84,433	—	—	84,433
Accretion of Series B Preferred Stock to liquidation value and deemed dividend	—		(15,106)	—	—	(15,106)
Conversion of Series B Preferred stock to common stock	2,986	—	28,368	—	—	28,368
Contingent consideration in connection with previous acquisitions	7	—	585	—	—	585
Stock compensation expense	—	—	2,025	—	—	2,025
Balance as of December 31, 2010	15,154	$—	$237,009	$164	$(124,966)	$112,207

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(30,581)	$(65,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	1,212	(181)
Provision for doubtful accounts	1,895	1,285
Depreciation and amortization	26,970	26,878
Asset impairment	—	38,431
Amortization of deferred financing fees	5,668	2,197
Accrued interest expense (income) on collar	1,620	(121)
Accretion of debt discount	654	—
Stock-based compensation	2,025	1,688
Interest added to debt principal	3,484	2,021
(Gain) loss on sale of fixed assets	(32)	283
Deferred tax assets, net	1,647	(4,906)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(16,449)	(1,286)
Inventories	(1,150)	2,023
Prepaid expenses and other assets	232	330
Accounts payable and accrued liabilities	883	2,503
Net cash (used in) provided by operating activities – continuing operations	(1,922)	5,539
Net cash (used in) provided by operating activities – discontinued operations	(1,058)	674
Net cash (used in) provided by operating activities	(2,980)	6,213
Cash flows from investing activities:
Acquisition of property and equipment	(3,902)	(4,605)
Proceeds from sale of property and equipment	633	462
Cash restricted for acquisition of business	133	317
Cash paid for acquisition of businesses	—	(6,626)
Net cash used in investing activities	(3,136)	(10,452)
Cash flows from financing activities:
Net proceeds from issuance of common stock, net of underwriters’ discount	86,362	450
Proceeds from issuance of preferred shares	12,500	—
Proceeds from (repayment of) revolving credit facilities, net	(11,500)	7,000
Repayment of capital leases	(5,972)	(2,644)
Repayment of long-term debt	(68,643)	(1,560)
Proceeds from issuance of long-term debt	20,000	—
Repayment of acquired debt, net of cash acquired	(7,246)	—
Financing fees	(2,478)	(2,210)
Payment of costs associated with issuance of common stock	(1,510)	—
Net cash provided by financing activities	21,513	1,036
Effect of exchange rate on cash and cash equivalents	56	118
Net increase (decrease) in cash and cash equivalents	15,453	(3,085)
Cash and cash equivalents at beginning of year	2,263	5,348
Cash and cash equivalents at end of year	$17,716	$2,263
Supplemental cash flow information:
Interest paid	$17,832	$14,437
Income taxes paid	$235	$260
Significant noncash items:
Fair value of equity paid for acquisition	$22,446	$—
Fair value of satellite markets provided	—	26,000
Acquisition of property and equipment financed by capital leases	4,338	579
Capital leases converted from operating leases	10,196	8,158
Credit support fee paid in shares of Series B Convertible Preferred Stock	765	—

See accompanying notes.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

1. Business

UniTek Global Services, Inc. (“UniTek,” “Company”, “we,” “our,” or “us”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wireline and wireless telecommunications, broadband cable and satellite television industries. UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services. The Company has two reportable segments: (1) Fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable), and (2) Engineering and Construction, which include both wireless and wired telecommunications.

On January 27, 2010, Berliner Communications Inc. (“Berliner”), BCI East, Inc., a wholly owned subsidiary of Berliner (“BCI East”), and UniTek Holdings, Inc., (“Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BCI East merged (the “Merger”) with and into Holdings and Holdings became a wholly owned subsidiary of Berliner. The time on January 27, 2010 at which the Merger became effective is referred to herein as the “Effective Time.” Following the Merger, Berliner did business as UniTek Global Services, Inc. and officially changed its name to UniTek Global Services, Inc. effective on June 4, 2010.

On November 16, 2010, the Company completed an underwritten public offering of 19.0 million shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010). On December 6, 2010, the Company sold an additional 450,567 shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010) arising from the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Company generated net proceeds of approximately $84.4 million. The Company used the net proceeds from the Equity Offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog. The amounts outstanding under the Holdings Revolving Facility were paid in full, terminating the Loan Authorization Agreement and the related Credit and Support Agreement.

2. Basis of Presentation

The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the Merger with Berliner, UniTek was the accounting acquirer and Berliner was the legal acquirer and registrant. Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31, and filed a Transition Report on Form 10-K on March 31, 2010. As the accounting acquirer, UniTek’s historical results are presented for comparison purposes and the results of Berliner are included in the consolidated results of the Company after the Merger date.

On August 6, 2010, a requisite majority of the Company’s stockholders approved a reverse split of the Company’s common stock at a ratio of not less than one-to-eight and not more than one-to-30. The Board of Directors of the Company (the “Board”) approved a one-to-28 reverse stock split effective on November 9, 2010, in conjunction with the Equity Offering discussed in Note 20. On October 29, 2010, a requisite majority of the Company’s stockholders approved an additional reverse split of the Company’s common stock at a ratio of one-to-two. The one-for-two reverse stock split was effective on December 21, 2010. The number of shares and earnings per share data included in these financial statements have been retrospectively adjusted to reflect the effects of both the one-to-28 reverse stock split and the one-for-two reverse stock split.

Certain prior period amounts have been reclassified to conform to the current presentation.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements. The guidelines and numbering system prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) are used when referring to GAAP in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, amounts contained in certain of the notes to the consolidated financial statements, and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, allowances for bad debts, accruals for legal obligations, medical insurance and workers compensation insurance and the valuation of goodwill and intangible assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high quality financial institutions. Restricted cash as of December 31, 2009 represents cash held in escrow from a prior year acquisition, which was released from restriction in 2010.

Accounts Receivable and Unbilled Revenue, Net of Allowance for Doubtful Accounts

Accounts receivable are customer obligations for services rendered to such customers under normal trade terms. The Company’s customers are primarily communications carriers, corporate and government customers, located primarily in the U.S. The Company performs periodic credit evaluations of its customers’ financial condition. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue represents revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable and revenue recognized on completed projects that are not yet billed pursuant to contract terms. Deferred revenues are classified as current liabilities and principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered. Any costs in excess of billings are deferred and recorded as a component of accrued liabilities.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. A specific reserve for bad debts is recorded for known or suspected doubtful accounts receivable. For all other accounts, the Company recognizes a general reserve for bad debts based on the length of time receivables are past due and historical write-off experience. The adequacy of the reserve is evaluated using several factors including length of time a receivable is past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, current industry trends and the current economic climate. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies  – (continued)

Inventories

Inventories consist primarily of materials and supplies purchased from the customer and other suppliers used for installation fulfillment services and wireless construction. Inventories are stated at the lower of cost or market, as determined by the first-in, first out method for the Fulfillment segment and the average cost method for the Engineering and Construction segment.

Property and Equipment

Property and equipment consist of vehicles, equipment, computer equipment and software, furniture and fixtures, buildings, land and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives, which range from a period of three to five years, except as follows. Leasehold improvements are depreciated over the term of the lease or the estimated useful life, whichever is shorter. Buildings are depreciated over 27.5 years. Assets under capital leases are depreciated over the lesser of the lease term or the asset’s estimated useful life. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. The Company capitalizes certain costs incurred in connection with the developing or obtaining internal use software, which are included within computers and equipment. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in our consolidated statements of operations. All depreciation of property and equipment is included in the consolidated statements of operations in depreciation and amortization.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In analyzing potential impairment, management uses projections of future undiscounted cash flows from the assets. These projections are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values and are considered to be impaired when the undiscounted net cash flows are less than its carrying value. The impairment recognized is the amount by which the carrying value exceeds the fair value based on assumptions that marketplace participants would use in their estimates of fair value.

Leases

The Company leases vehicles primarily for performing fulfillment services to the pay television industry. Leases are accounted for either as operating or capital depending on the terms of the lease. Each lease is evaluated and a determination is made whether the lease is an operating or capital lease. Operating lease payments are expensed as incurred. Capital leases are included on the consolidated balance sheets as property and equipment and capital lease obligations.

Goodwill and Other Intangible Assets

Goodwill is subject to an assessment for impairment using a two-step, fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. The Company completes an annual analysis of the reporting units at the beginning of the fourth quarter of each fiscal year. The first step requires the Company to determine the fair value of each reporting unit and compare it to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount of goodwill for that reporting unit, an impairment loss is recognized for that reporting unit.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies  – (continued)

The Company amortizes intangible assets, consisting of customer relationships and non-compete agreements from acquired businesses, on a straight-line basis over the 12- to 84-month lives of those agreements (see Note 11).

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 10). At December 31, 2010 and December 31, 2009, $4.2 million and $6.6 million (net), respectively, is included in other assets related to deferred financing fees. In connection with the repayment of debt from the proceeds of the 2010 Equity Offering, $1.7 million of deferred financing fees were written-off in the fourth quarter.

Revenue Recognition

The Company applies the revenue recognition principles set forth under the SEC Staff Accounting Bulletin (“SAB”) 104 with respect to all of its revenue. Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances.

Revenues from fulfillment services provided to the pay television industry are recognized as the services are rendered. Fulfillment services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit, work order basis. Under master service and similar type service agreements, the Company furnishes specified units of service for a separate fixed price per unit of service. The Company recognizes revenue from fulfillment services net of equipment costs payable to the customer because the Company has determined that it acts as an agent specific to the equipment costs.

Within the Engineering and Construction segment, the Company enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed, which best reflects the pattern in which the obligation to the customer is fulfilled. In the wireless portion of the Engineering and Construction segment, revenue for site acquisition and zoning services is based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts is recorded under the percentage-of-completion method based on the percentage that the total direct costs incurred to date compared to estimated total costs at completion. Direct costs typically include direct materials, labor and subcontractor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Direct materials are primarily purchased from third-party vendors and are therefore included as a component of direct costs in estimating the percentage-of-completion. Losses relating to Engineering and Construction work are recognized when such losses become known.

The Company is also subject to costs arising from vendor and subcontractor change orders, which may or may not be pre-approved by the customer. The Company determines the likelihood that such costs will be recovered based upon past practices with the customer or specific discussions, correspondence or negotiation with the customer. The Company accounts for costs relating to change orders as contract costs to be expensed in the period incurred, unless persuasive evidence exists that the costs will be recovered.

Unbilled revenues represent revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable and revenue recognized on completed projects that are not yet billed, pursuant to contract terms. Deferred revenues are classified as current liabilities and principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered. Any costs in excess of billings are deferred and recorded as a component of accrued liabilities.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies  – (continued)

Insurance Reserves

The Company maintains a high-deductible liability insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy. The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. As of December 31, 2010 and 2009, the liability for insurance reserves was $11.1 million and $4.5 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. The Company’s insurance accruals are based upon known facts, historical trends and its reasonable estimate of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company did not have any unrecognized tax benefits as of December 31, 2010 or 2009 and does not expect this to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and 2009, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2007 through December 31, 2010 are still subject to examination by tax jurisdictions.

The Company provides an intra-period tax allocation of the income tax expense or benefit for the year to continuing operations and discontinued operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated grant-date fair values.

The consolidated financial statements for the years ended December 31, 2010 and 2009, include stock option expense of $2.0 million and $1.7 million, respectively, as compensation expense within selling, general, and administrative expenses in the consolidated statements of operations.

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates the fair value of stock-based awards on the date of grant primarily using the Black-Scholes option-pricing model and recognizes compensation expense on a straight-line basis over the requisite service periods. Stock-based compensation expense recognized during the current

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies  – (continued)

period is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover and reevaluates its estimates each period. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs, as described below:

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Observable market based inputs or other observable inputs corroborated by market data at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using valuation models for which the assumptions utilize management’s estimates of market participant assumptions.

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2010 and 2009.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s notes payable and long-term debt is determined by comparison to rates currently available for debt with similar terms, credit risk and maturities and is discussed in Note 13. The fair value of the Company’s warrants and other derivative instruments are discussed in Notes 14 and 15.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

3. Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Pronouncements

Receivables.  In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”) an update to ASC 310. This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. The disclosure requirements under ASU No. 2010-20 as of the end of a reporting period were effective for the Company for the period ending on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the consolidated financial statements.

Goodwill.  In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, an update to ASC 350, “Intangibles — Goodwill and Other” (“ASU No. 2010-28”). ASC 350 requires that entities perform a two-step test when evaluating goodwill impairment by first assessing whether the carrying value of the reporting unit exceeds the fair value (Step 1) and, if it does, perform additional procedures to determine if goodwill has been impaired (Step 2). This update amends ASC 350 to require entities performing the goodwill impairment test to perform Step 2 of the test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists based on qualitative considerations. ASU No. 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU No. 2010-28 to have a significant impact on the consolidated financial statements.

Business Combinations.  In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”, an update to ASC 805, “Business Combinations” (“ASU No. 2010-29”). This update amends ASC 805 to require a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro-forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard will impact the Company’s accounting for any business combinations entered into subsequent to December 31, 2010.

Revenue Recognition.  In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, this new guidance modifies the manner in which the arrangement consideration is allocated across the separately identified deliverables and no longer permits the residual method of allocating arrangement consideration. This new guidance is required to be adopted in the first quarter of 2011. The Company does not expect this new guidance to significantly impact its consolidated financial statements.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

4. Earnings (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods adjusted for the dilutive effect, if any, of the exercise or conversion of any instruments into common stock, such as stock options or warrants. Any outstanding stock options, warrants, or other instruments that are convertible to common stock could potentially be dilutive should the Company report income from continuing operations in a future period.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2010	2009
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common shareholders from continuing operations	$(44,475)	$(65,787)
Net income (loss) attributable to common shareholders from discontinued operations	(1,212)	181
Denominator:
Weighted average common shares outstanding	3,996	1,948
Net loss per share from continuing operations – basic and diluted	$(11.13)	$(33.77)
Net income (loss) per share from discontinued operations – basic and diluted	$(0.30)	$0.09

Common stock equivalents consist of stock options and warrants using the treasury stock method. For the years ended December 31, 2010 and 2009, 0.5 million and 0.4 million stock options and warrants were excluded from the computation of diluted net income (loss) per share because the effect is anti-dilutive as a result of the loss from continuing operations.

5. Berliner-UniTek Holdings Merger

On January 27, 2010, Berliner and Holdings entered into the Merger Agreement. Pursuant to the terms and conditions of the Merger Agreement, at the Effective Time, each outstanding share of the common stock of Holdings (the “Holdings Common Stock”) was converted into the right to receive shares of the Company’s common stock at an effective exchange ratio of one-to-one, pursuant to the terms of the Merger Agreement. In addition, each share of series A preferred stock of Holdings (the “Holdings Preferred Stock”) was converted into the right to receive 0.02 shares of Series B Convertible Preferred Stock (“Series B Preferred”). The Merger expanded UniTek’s presence in the wireless telecommunications market for site acquisition and construction of wireless cell towers and related services.

Based on the number of shares of Holdings capital stock and Berliner capital stock outstanding as of January 27, 2010, the stockholders of Holdings immediately prior to the Effective Time held more than 80% of the voting capital stock of Berliner outstanding immediately following the Merger.

The total fair value of the consideration paid for Berliner was $30.0 million, including $22.4 million of equity and the assumption of debt with a fair value of $7.6 million. The fair value of the equity was determined based upon the underlying value of the UniTek stock as determined by a third-party valuation and the exchange rate established in the Merger agreement. The following table summarizes the estimated fair

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

5. Berliner-UniTek Holdings Merger  – (continued)

value of the consideration paid for Berliner and the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$336
Accounts receivable	25,708
Inventories	898
Prepaid expenses and other current assets	2,575
Property and equipment	2,705
Amortizable intangible assets	4,898
Goodwill	8,665
Other assets	289
Accounts payable and accrued expenses	(14,900)
Other liabilities	(534)
Capital lease obligations	(611)
Total fair value of net assets acquired	$30,029

The results of Berliner are included in the consolidated results of the Company effective January 27, 2010 and are included in the Engineering and Construction segment. During the year ended December 31, 2010, Berliner contributed revenue of approximately $84.4 million and an operating loss of $5.0 million. In connection with the Merger, the Company has incurred $1.9 million in acquisition related costs that were recorded as a component of selling, general, and administrative expenses within the consolidated statements of operations for the year ended December 31, 2010. The Company has recognized goodwill of $8.7 million, which is not tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the Merger is included in the Engineering and Construction segment’s assets.

The following unaudited pro forma data presents revenue and loss from continuing operations as if the Merger had occurred at the beginning of the respective annual reporting periods:

	Years Ended December 31
	2010	2009
Revenue	$408,555	$347,715
Loss from continuing operations	(28,801)	(77,451)

6. Other Acquisitions

2009 DirecTV Market Swap

On February 1, 2009, the Company entered into an asset exchange agreement with DirecTV, one of the Company’s significant customers. The exchange of satellite installation sites was completed by April 1, 2009. The results of the acquired business were included in the Company’s consolidated results beginning with the timing of the transfer of each site. No cash was transferred as part of the transaction. No preexisting relationships were settled as part of this agreement.

The Company has accounted for the asset exchange as a purchase of a business. The purchase price was calculated as the fair value of the satellite television markets transferred to DirecTV. The purchase price was allocated to the assets acquired from DirecTV based on their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill.

The results of the 2009 DirecTV swap are included in the consolidated results of the Company effective at the date of the swap. During 2009, DirecTV markets received in the swap contributed revenue of $37.2 million and operating income of $3.6 million including depreciation and amortization.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

6. Other Acquisitions  – (continued)

The final purchase price was calculated as follows:

Fair value of satellite markets provided	$26,000
Total purchase price	$26,000

The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Property and equipment	$193
Customer relationships	9,800
Goodwill	16,007
Net assets acquired	$26,000

Discontinued Operations — DirecTV Market Swap

The satellite television markets transferred to DirecTV met the definition of a business and were treated as a disposal of a portion of a reporting unit. The carrying value of contract assets and goodwill attributable to these markets was determined by an allocation based on the relative fair values of the satellite television markets being disposed of and retained by the Company. The fair value of the satellite television markets transferred to DirecTV exceeded their carrying value by $0.1 million and was recorded as a gain within discontinued operations on the consolidated statement of operations for the year ended December 31, 2009.

As a result of the asset purchase and exchange, the operations and cash flows generated from the satellite television markets provided to DirecTV have ceased for the Company. Accordingly, the Company has treated the operations of these markets as discontinued operations and the revenues, costs and expenses directly associated with these markets have been classified as loss from discontinued operations on the consolidated statements of operations.

Cable Acquisitions

Acquisition of Metro Cable Services, Inc.

On September 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Metro Cable Services, Inc. (“Metro”), a company that provides cable television installation services in the greater Dallas, TX area, for a total purchase price of $2.8 million. The combination of the acquisition and the Company’s existing business substantially expands the Company’s presence in the greater Dallas and Ft. Worth, TX area. The purchase agreement provides that the sellers will be paid either 6,697 shares of common stock or $0.3 million, depending upon certain conditions. During the year ended December 31, 2010, these conditions were met and the Company issued 6,697 shares of its common stock in satisfaction of this liability. The purchase agreement also contains provisions allowing the sellers to realize contingent purchase price consideration of up to $0.3 million in cash and 6,697 shares of common stock, contingent upon achieving certain sales levels. The fair value of the contingent consideration of $0.5 million was included in the purchase price. The targeted sales levels were not achieved within the requisite measurement period, and as a result the Company reversed the portion of this contingent liability that was payable in cash. The intangible asset valued at $0.1 million relates to a noncompete agreement which has been amortized over 12 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of Metro were included in the consolidated results of the Company effective September 30, 2009. During 2009, Metro contributed revenue of $1.2 million and operating income of $(0.1) million including depreciation and amortization.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

6. Other Acquisitions  – (continued)

Acquisition of AMBB LLC

On October 2, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of AMBB LLC (“AMBB”), a company that provides cable television installation services in the northeastern United States, for a total purchase price of $2.4 million. The acquisition expands the Company’s cable installation operations into new geographical areas of the northeastern U.S. The purchase agreement contains provisions allowing the sellers to realize contingent purchase price consideration consisting of warrants to purchase up to 4,465 shares of the Company’s common stock, contingent upon achieving certain sales levels. The acquisition date fair value of the warrants of $0.1 million was included in the purchase price. During the year ended December 31, 2010, the contingent sales levels were achieved and the Company issued warrants to purchase 4,465 shares of its common stock, valued at $0.1 million to the sellers. The intangible asset valued at $0.2 million relates to a non-compete agreement which has been amortized over 12 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of AMBB were included in the consolidated results of the Company effective October 3, 2009. During 2009, AMBB contributed revenue of approximately $2.4 million and an operating loss of $(0.2) million, including depreciation and amortization.

Acquisition of C&C Communications, Inc.

On November 16, 2009, Wirecomm Systems Inc. (a wholly owned Canadian subsidiary of the Company) acquired substantially all of the assets and assumed certain liabilities of C&C Communications, Inc. (“C&C”), a company that provides cable television installation services in the greater Toronto, Ontario area for a total purchase price of $1.8 million. The combination of the acquisition and the Company’s existing business substantially expands the Company’s presence in the greater Toronto area. The purchase agreement contains provisions allowing the sellers to realize contingent purchase price consideration of up to $0.2 million contingent upon achieving certain profit levels. The acquisition date fair value of the contingent consideration of $0.2 million has been included in the purchase price. As of December 31, 2010, the achievement of the required profit levels was still in the process of being negotiated and the contingent liability remains outstanding. The intangible asset valued at $47 thousand relates to a non-compete agreement which has been amortized over 12 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of C&C were included in the consolidated results of the Company effective November 16, 2009. During 2009, C&C contributed revenue of $0.6 million and operating income of approximately $31 thousand, including depreciation and amortization.

The final purchase prices for the Cable Acquisitions were calculated as follows:

	Metro Cable Services, Inc.	AMBB LLC	C&C Communications, Inc.
Cash	$2,000	$2,229	$1,622
Shares of common stock	255	—	—
Contingent purchase price consideration	513	138	186
Total purchase price	$2,768	$2,367	$1,808

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

6. Other Acquisitions  – (continued)

The final purchase prices were allocated to the assets acquired and liabilities assumed as follows:

	Metro Cable Services, Inc.	AMBB LLC	C&C Communications, Inc.
Property and equipment	$134	$1,110	$121
Prepaid expenses	—	—	48
Goodwill	404	455	831
Customer contracts	2,200	1,500	761
Noncompete agreement	100	200	47
Accrued expenses	—	(22)	—
Capital lease obligations and vehicle loans – current	(33)	(101)	—
Capital lease obligations and vehicle loans – long term	(37)	(775)	—
Total net assets acquired	$2,768	$2,367	$1,808

7. Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at December 31, 2010 and December 31, 2009, consist of the following:

	December 31, 2010	December 31, 2009
Accounts receivable	$44,880	$21,167
Unbilled revenue	24,837	7,541
	69,717	28,708
Allowance for doubtful accounts	(3,192)	(2,445)
Total	$66,525	$26,263

Unbilled revenue principally represents the value of services rendered to customers not billed as of the balance sheet date. Unbilled revenue is generally billed within three months subsequent to the provision of the services.

Activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2010	2009
Allowances at beginning of the year	$2,445	$3,585
Provision	1,895	1,285
Amounts charged against allowances	(1,148)	(2,425)
Allowances at end of the year	$3,192	$2,445

Amounts charged against the reserve primarily represent the write-off of trade accounts and unbilled revenue which had been fully reserved previously.

Credit risk with respect to accounts receivable was concentrated with four customers at December 31, 2010. These customers accounted for approximately $39.5 million (60%) of the accounts receivable, including unbilled revenue, at December 31, 2010. At December 31, 2010, accounts receivable, including unbilled revenue, due from the Company’s four largest customers with respect to outstanding receivables and unbilled revenue represented 16%, 15%, 15% and 14%, respectively of the Company’s total accounts receivable and unbilled revenue balance. Credit risk with respect to accounts receivable was concentrated with four customers

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

7. Accounts Receivable and Concentration of Credit Risk  – (continued)

at December 31, 2009. These customers accounted for approximately $22.7 million (86%) of the accounts receivable at December 31, 2009. At December 31, 2009, accounts receivable, including unbilled revenue, due from the Company’s four largest customers with respect to outstanding receivables and unbilled revenue represented 31%, 23%, 16% and 16%, respectively, of the Company’s total accounts receivable and unbilled revenue balance. No other customer represented 10% or more of accounts receivable as of December 31, 2010 and 2009.

For the year ended December 31, 2010, the Company derived approximately $253.4 million (63.0%) of its total revenue from its two largest customers. Each of these customers represented in excess of 10% of the Company’s total revenue. For year ended December 31, 2009, the Company derived $211.9 million (76.2%) of its total revenue from its two largest customers. These revenues were reported as a component of the Fulfillment segment revenues.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Non-Trade Receivables	$1,416	$616
Prepaid expenses	690	515
Prepaid insurance	1,257	151
Other	457	939
Total other current assets	$3,820	$2,221

9. Property and Equipment

Property and equipment consisted of the following:

	December 31,		Estimated Useful Lives
	2010	2009
Vehicles	$5,121	$5,425	5 years
Computers and equipment	8,679	5,724	3 years
Furniture and fixtures	753	377	5 years
Construction equipment	9,974	8,676	5 years
Land and buildings	400	—	27.5 years for buildings
Leasehold improvements	1,480	1,012	Lesser of useful life or lease term
Assets under capital leases	24,830	10,509	Term of lease
	51,237	31,723
Less accumulated depreciation	(21,891)	(11,058)
	$29,346	$20,665

Depreciation expense, including depreciation of assets under capital leases, was $11.7 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

9. Property and Equipment  – (continued)

Property and equipment includes vehicles acquired under capital leases of $24.8 million and $10.5 million at December 31, 2010 and 2009, respectively. Depreciation of assets under capital leases is included in depreciation expense. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software, which is included within “Computers and equipment”. Capitalized software costs are being amortized over a period of 3 years. As of December 31, 2010 and December 31, 2009, the Company had $1.1 million and $0.3 million, respectively, of computer software costs remaining to be amortized. During the year ended December 31, 2010 and 2009, the Company capitalized approximately $1.0 million and $0.3 million, respectively, of costs incurred in relation to the development of software for internal use.

10. Other Long-Term Assets

Other long-term assets, net of accumulated amortization, consisted of the following:

	December 31,
	2010	2009
Financing fees, net	$4,227	$6,580
Refundable deposits and other	706	513
Total other long-term assets	$4,933	$7,093

Financing fees represent direct costs associated with the issuance of debt. Such costs are amortized to interest expense over the remaining life of the debt. In connection with the repayment of the Company’s long-term debt on November 16, 2010, the Company wrote-off $1.7 million of deferred financing costs associated with the portion of the debt that was paid off.

11. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2010 and 2009:

	Fulfillment	Engineering & Construction	Total
Beginning balance, December 31, 2008	$107,809	$63,895	$171,704
Transfer of Satellite markets in DIRECTV and 180 Connect transactions	(4,676)	—	(4,676)
Goodwill associated with acquisitions	1,690	1,479	3,169
Impairment of wireline reporting unit	—	(32,370)	(32,370)
Balance as of December 31, 2009	104,823	33,004	137,827
Goodwill associated with Merger	—	8,665	8,665
Other adjustments	55	—	55
Ending balance, December 31, 2010	$104,878	$41,669	$146,547

Accumulated impairment losses at December 31, 2010 and 2009 was $32.4 million, resulting from the wireline impairment charge incurred during the year ended December 31, 2009.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

11. Goodwill and Intangible Assets  – (continued)

Other intangible assets consisted of the following:

	December 31, 2010	Weighted Average Amortization Period	December 31, 2009	Weighted Average Amortization Period
Amortizable intangible assets:
Customer relationships	$74,958	2.5 years	$70,468	2.4 years
Non-compete agreements	1,433	2.4 years	1,025	4.3 years
Total amortizable intangible assets	76,391		71,493
Accumulated amortization:
Customer relationships	58,711		43,904
Non-compete agreements	1,110		648
Total accumulated amortization	59,821		44,552
Amortizable intangible assets, net	$16,570		$26,941

The amortization expense for the years ended December 31, 2010 and 2009, was approximately $15.3 million and $20.1 million, respectively. The estimated amortization expense for the year ending December 31, 2011 and in each of the following four years and thereafter is as follows:

Year ending December 31, 2011	$8,016
2012	6,256
2013	1,072
2014	407
2015	407
Thereafter	412
Total	$16,570

12. Accrued Liabilities

Accrued liabilities at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31,
	2010	2009
Accrued compensation and benefits	$8,319	$4,155
Acquisition liabilities	709	3,100
Accrued subcontractor costs	1,441	1,474
Retention payables	1,121	2,064
Accrued insurance reserves	11,073	4,515
Accrued litigation contingencies	2,527	2,131
Deferred revenues	358	—
Severance costs	1,250	—
Accrued interest	618	—
Interest rate collar	—	1,548
Accrued expenses – other	3,718	4,342
Total accrued liabilities	$31,134	$23,329

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

12. Accrued Liabilities  – (continued)

Accrued subcontractor costs are reported net of amounts deferred in the calculation of percentage of completion for our construction and site acquisition projects. The amount of deferred expenses included within accrued subcontractor costs was $0.5 million at December 31, 2010 and zero at December 31, 2009.

13. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009
First Lien Credit Agreement:
Revolving Credit Facility	$—	$11,500
Term B Credit Facility, net of debt discount of $2,498 at December 31, 2010	72,152	75,503
Term C Credit Facility	19,500	19,500
	91,652	106,503
Second Lien Credit Agreement:
Term Facility	7,750	25,000
Loan Authorization Agreement
Holdings Revolving Facility	—	28,666
Total debt	99,402	160,169
Less current portion	2,940	33,006
Long-term debt, net of current portion	$96,462	$127,163

Future maturities of long-term debt, excluding $2,498 of debt discount, are as follows:

Years ending December 31:
2011	$2,940
2012	98,960
Total	$101,900

The fair value of the Company's long-term debt at December 31, 2010 and 2009 is $97.1 million and $160.2 million respectively. Fair value has been estimated based on the present value of future cash flows using market interest rates for the same contractual terms and considering the Company's credit risk.

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

The Revolving Credit Facility provides loans in a maximum amount of $20 million and matures on September 27, 2012. In connection with the closing of an amendment in January 2010, the interest rate is, at the Company’s option, either a rate of one-half of 1.0% per annum above the Federal Funds Rate plus 5.0%

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

13. Long-Term Debt  – (continued)

for base rate advances or the Eurodollar rate plus 6.0% provided that the rate will increase 75 basis points if the Company’s Leverage Ratio (as defined in the First Lien Credit Agreement) exceeds a certain level. Unused borrowings under the Revolving Credit Facility are subject to a 1.0% commitment fee per annum. As of December 31, 2010, the Company had no borrowings outstanding under the Revolving Credit Facility. At December 31, 2009, $11.5 million of borrowings under the Revolving Credit Facility were classified as long-term debt because the Company intended that such amounts would remain outstanding under this agreement for an uninterrupted period extending beyond one year from the balance sheet date. Borrowings under the Revolving Credit Facility are secured by the assets of the Company. As of December 31, 2010, there were $2.6 million in letters of credit issued under the Revolving Credit Facility.

The Term B Credit Facility as amended provides for borrowings up to $98.0 million, including the Third Incremental Term B Facility described below. As of December 31, 2010, $72.2 million (net of the debt discount of $2,498) was outstanding under the Term B Credit Facility. The term loan provides for interest, depending on the Company’s election, at a rate of one-half of 1.0% per annum above the Federal Funds Rate plus 5.5% or the Eurodollar rate plus 6.5%. Beginning December 31, 2009, in connection with the closing of an amendment in January 2010, the interest rate increases by 75 basis points if the Company’s Leverage Ratio exceeds a certain level. The loan under the Term B Credit Facility is to be amortized from December 31, 2007 until maturity. The Term B Credit Facility is secured by substantially all of the assets of the Company.

On July 16, 2010, the Company amended its existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million. Upon closing of the amendment, $15.0 million of the facility was made available to the Company. The additional $5.0 million of the facility was made available to the Company on November 17, 2010, upon the achievement of certain EBITDA levels and covenant compliance as defined in the amendment. The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs. The Third Incremental Term B Facility currently bears interest at the same rate as the prior Term B facility. Pursuant to the terms of the amendment, the Third Incremental Term B lenders received warrants to purchase an aggregate of 53,572 shares of common stock of the Company. The warrants have an exercise price of $0.56 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012. The warrants contain a cashless exercise provision and provide for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact the Company’s common stock. The Company also agreed to pay to the Third Incremental Term B lenders a deferred fee in cash up to a maximum of $3.5 million, which will be earned by the lenders through July 12, 2012 and is payable on March 26, 2013, or earlier under certain circumstances contained in the amendment. The deferred fee payable in cash will be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above. Additionally, payment of the deferred fee in cash will result in the termination of the related warrants. As a result of the contractual relationship between the exercise of the warrants and the payment of the deferred fee, the Company considers them to be separate financial instruments that should be measured at fair value and treated as a discount to the debt issued under the amendment, and classified as liabilities in the accompanying condensed consolidated balance sheet. The estimated fair value of these instruments was $3.2 million at the issuance date and as of December 31, 2010, which was calculated using probability-weighted discounted cash flows for the deferred fee and the fair value of the related warrants based on the likelihood of satisfying the ultimate liability in either cash or shares of common stock, or a combination of both. The liability relating to the deferred fee and warrants is included in other long-term liabilities as of December 31, 2010, with changes in fair value of these instruments recorded within the statement of operations as a component of interest expense. During the year ended December 31, 2010, the Company recognized additional interest expense of $0.7 million related to the accretion of both the debt, net of discount, and the deferred fee liability to their estimated maturity values.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

13. Long-Term Debt  – (continued)

The Term C Credit Facility is for $19.5 million, which is the outstanding balance as of December 31, 2010 and 2009. The interest rate was amended to 16.25% on $8.0 million of the Term C Credit Facility for the period from April 1, 2009 to December 31, 2009 in connection with the December 2009 amendment and 13.08% on the remaining $11.5 million. Effective January 1, 2010, the interest rate on the $8.0 million increased to 16.5%.

Following the Equity Offering closed on November 16, 2010 (see Note 20), the Company used approximately $64.0 million of the net proceeds to repay approximately $64.0 million of its indebtedness. The repayment of the long-term debt was allocated as follows:

Term B Credit Facility	$16,250
Second Lien Credit Facility	17,250
Holdings Revolving Facility	30,541
Total	$64,041

The First Lien Credit Agreement, as amended, includes various financial covenants, the most significant of which requires that the Company maintain certain quarterly financial ratios and limit annual capital expenditures. On June 16, 2010, the Company entered into an amendment with the First Lien Debt Holders to amend certain of these financial covenants. The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on the Company’s ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business. The Company was in compliance with all covenants at December 31, 2010 and 2009.

Letter of Credit Transaction

On March 31, 2010, the Company entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among UniTek Acquisition, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Acquisition”), UniTek Midco, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Midco”), certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders. The Amendment establishes an incremental $12.0 million revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement. The full amount of Incremental Tranche is solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes. The LOC Facility charges a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility. Funded letters of credit will carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor. There was $6.0 million in letters of credit issued against the LOC Facility as of December 31, 2010.

Second Lien Credit Agreement

The Company is party to the Second Lien Credit Agreement, dated September 27, 2007 (the “Second Lien Credit Agreement”), which provides for a $25.0 million term facility that matures on September 27, 2012 and is repayable in full at that date. The Company entered into two amendments with the lenders under the Second Lien Credit Agreement in 2009. The first amendment, in May 2009, modified certain covenants in return for a 1.0% fee and an increase in the interest rate. The second amendment, in December 2009, modified certain financial covenants through September 2012 pending meeting the required terms for closing the amendment. These terms were met with an infusion of equity and the closing of the Merger. The interest rate at December 31, 2009 was the greater of 15.0% per annum and the Eurodollar rate plus 7.25%. The second amendment included a change in the interest rate to the current rate, which is the

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

13. Long-Term Debt  – (continued)

greater of 15.75% per annum and the Eurodollar rate plus 7.25%. Interest is due quarterly beginning on December 31, 2007 until maturity. The Second Lien Credit Agreement is secured by substantially all of the assets of the Company. The Second Lien Credit Agreement includes various covenants, the most significant of which requires the Company to maintain certain quarterly financial ratios and limits capital expenditures. The required quarterly financial ratios become more restrictive to the Company over time. The Company’s future compliance with quarterly financial ratios is dependent on its ability to generate profits in excess of required amounts, which is subject to the risks and uncertainties surrounding the Company’s business. The Company was in compliance with all covenants at December 31, 2010 and 2009.

Loan Authorization Agreement

Holdings entered into a Loan Authorization Agreement dated as of September 25, 2007 (the “Loan Authorization Agreement”), with BMO Capital Markets Financing, Inc. (“BMO”). The Loan Authorization Agreement established an $18 million revolving credit facility (the “Holdings Revolving Facility”), and amounts borrowed against the Holdings Revolving Facility were evidenced by a promissory note. Interest is calculated based on the prime commercial rate, as defined in the Holdings Revolving Facility. The average interest rates during the years ended December 31, 2010 and 2009, was 7.25%. Interest on the borrowings are payable quarterly, at the option of the Company, in cash or by adding such interest to the unpaid principal balance of the Holdings Revolving Facility. The outstanding principal of the Loan Authorization Agreement and any unpaid interest accumulated to date were payable and mature on demand of BMO. On March 24, 2008 and September 15, 2009, Holdings entered into amendments to the Loan Authorization Agreement that increased the maximum amount of credit under the Holdings Revolving Facility to $28.0 million and $35.0 million, respectively. The obligations under the Loan Authorization Agreement were guaranteed by two funds of HM Capital Partners LP (“HM LP”) (see Note 19). There were no financial covenants included in the Loan Authorization Agreement. Borrowings under the Loan Authorization Agreement are not secured or guaranteed by any assets of the Company and its subsidiaries. On November 16, 2010, the outstanding balance of $30.5 million (including $3.5 million of accrued and unpaid interest) was repaid in connection with the closing of the Equity Offering.

14. Fair Value Measurements

As defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the fair value of an asset or liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of input that may be used to measure fair value.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

14. Fair Value Measurements  – (continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,716	$17,716	$—	$—
Total	$17,716	$17,716	$—	$—
Liabilities
Warrant liability	$26	$—	$26	$—
Deferred fee	3,225	—	—	3,225
Other	160	—	—	160
Total	$3,411	$—	$26	$3,385

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$2,263	$2,263	$—	$—
Total	$2,263	$2,263	$—	$—
Liabilities
Interest-rate collar	$1,548	$—	$1,548	$—
Total	$1,548	$—	$1,548	$—

During the year ended December 31, 2010, the Company had no significant measures of assets or liabilities at fair value on a nonrecurring basis, subsequent to their initial recognition. The following table summarizes our financial assets and liabilities measured at fair value on a nonrecurring basis as of October 4, 2009, the date on which the Company determined that certain assets of the Wireline reporting unit were impaired:

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Adjustment
Assets
Goodwill – Wireline	$32,670	$—	$—	$32,670	$32,370
Customer Contracts – Wireline	480	—	—	480	5,789
Other Intangibles – Wireline	19	—	—	19	272
Total	$33,169	$—	$—	$33,169	$38,431

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

14. Fair Value Measurements  – (continued)

Derivatives

On November 29, 2007, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $65.0 million. This interest rate collar agreement matured on November 30, 2010 and was not renewed. The collar was used to hedge the required portion of the Company’s First Lien Credit Agreement. The fair value of the interest-rate collar liability was $1.5 million at December 31, 2009 and was recorded within accrued liabilities as of December 31, 2009 with changes in fair value recorded in earnings. For the years ended December 31, 2010 and 2009, the Company recorded interest income (expense), including changes in fair value, of approximately $0.1 million and ($1.3) million, respectively. The Company utilized a present value technique to fair value the derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. The fair value of the warrant liability was determined using a Black-Scholes option-pricing model with observable market based inputs. The fair value of the deferred fee was calculated based upon the present value of the expected future cash flows associated with this instrument.

Asset Impairment

The Company performed its required annual goodwill impairment test as of October 4, 2009 and determined that the goodwill, customer contracts, and certain other intangibles of its Wireline reporting unit were impaired as of that date. The fair value of the goodwill was implied by calculating the fair value of the Wireline reporting unit and subtracting from that the fair values of the assets attributable to the reporting unit other than goodwill. The fair values of the reporting unit, the customer contracts, and the other intangible assets of Wireline were determined by estimating the future discounted cash flows attributable to each, which was determined using the Company’s internal operating forecasts, weighted-average cost of capital, and certain other assumptions (Level 3 measurements). The fair values of the other assets attributable to the Wireline reporting unit were calculated using observable inputs (Level 1 or 2 measurements) and used only for purposes of calculating the implied value of the Wireline reporting unit goodwill. Annual impairment testing was performed during the year ended December 31, 2010 and no impairment was identified.

15. Derivative Financial Instruments

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company was also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the First Lien Credit Agreement.

On November 29, 2007, the Company entered into an interest rate collar agreement with an aggregate notional principal amount of $65.0 million. This interest rate collar agreement matured on November 30, 2010, and was not renewed. The collar was used to hedge the required portion of the Company’s First Lien Credit Agreement and consisted of a cap and a floor with a strike of 5.50% and 2.98%, respectively. The strike was indexed to three-month LIBOR. The change in the fair value of the derivative is reported as a component of interest expense. The Company utilized a present value technique to calculate the fair value the derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. The amount of interest income (expense) recorded for the interest rate collar for the years ended December 31, 2010 and 2009 was $0.1 million and ($1.3) million respectively, which includes changes in the fair value of the collar liability. The fair value of the interest rate collar liability was approximately $1.5 million at December 31, 2009 and was recorded as a component of accrued liabilities in the consolidated balance sheet at December 31, 2009.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

16. Capital Leases

The Company has entered into capital leases for certain automobiles and trucks, some of which contain purchase option terms. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. During 2010 and 2009, approximately $10.2 million and $8.2 million, respectively, of trucks previously treated as operating leases were converted to capital leases by an amendment with the lessor. As of December 31, 2010 and December 31, 2009, the total cost of the assets under capital leases was approximately $24.8 million and $10.5 million, respectively, and the related accumulated depreciation was approximately $7.1 million and $2.3 million, respectively.

The following is a schedule of future minimum lease payments under capital leases as of December 31, 2010:

Capital Leases
Year ending December 31,
2011	$7,681
2012	5,723
2013	3,885
2014	1,413
2015	139
Thereafter	—
Total minimum lease payments	18,841
Less: Amounts representing interest	327
Total capital lease obligation recorded in balance sheet	$18,514

17. Commitments and Contingencies

The Company rents office space and equipment and trucks under noncancelable operating leases. Operating lease payments are expensed as incurred. During 2010 and 2009, approximately $10.2 million and $8.2 million, respectively, of trucks previously treated as operating leases were converted to capital leases by an amendment with the lessor. The future minimum lease commitments for all noncancelable operating leases as of December 31, 2010 are as follows:

Operating Leases
Year ending December 31,
2011	$5,352
2012	3,752
2013	2,457
2014	1,493
2015	1,112
Thereafter	1,229
Total minimum lease payments	$15,395

Operating lease expense was approximately $9.9 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

17. Commitments and Contingencies  – (continued)

Monitoring & Oversight Agreement

In connection with the closing of the Equity Offering, the parties to the Monitoring and Oversight Agreement (“M&O Agreement” — see Note 19) agreed to terminate the M&O Agreement and the Company agreed pay a termination fee of $4.3 million (payable in cash or stock, as described below) that would only become payable once the following two conditions are met:

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and
•	The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of the Series B Preferred and all other shares owned by Sector Performance Fund prior to the Equity Offering. Subsequent to the Equity Offering and as of December 31, 2010, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

If the two conditions above are met and the termination payment becomes payable, the Company will be entitled to satisfy this obligation in either cash or shares of its common stock, at its sole discretion. If payment is made in shares of common stock, the stock price would be calculated using the 20-day trailing average share price as of the date that the two conditions above are met and the termination payment becomes payable.

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency under ASC 450. As of December 31, 2010, the Company believes it does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee. The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

18. Legal Proceedings

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

19. Related Party Transactions

The Company maintains certain policies and procedures for the review, approval, and ratification of related-party transactions to ensure that all transactions with selected parties are fair, reasonable and in the Company’s best interest. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related-party transaction. Related-party transactions include transactions that occurred during the year, or are currently proposed, in which the Company was or will be a

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

19. Related Party Transactions  – (continued)

participant and in which any related person had or will have a direct or indirect material interest. All related-party transactions are reviewed, approved and documented by the appropriate level of the Company’s management in accordance with these policies and procedures.

Monitoring and Oversight Agreement

In conjunction with the September 27, 2007 entry into the First Lien Credit Agreement and the Second Lien Credit Agreement, the Company and HM Capital entered into a Financial Advisory Agreement relating to the provision of certain financial and strategic advisory services and consulting services. Beginning on October 1, 2007, the Company entered into a Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital that provides for an annual base fee of either $0.5 million or an annual monitoring fee of 2.0% of the budgeted consolidated annual EBITDA of UniTek Holdings, Inc. and its subsidiaries, whichever is higher. In connection with the Berliner transaction, the Company entered into an Amended and Restated Monitoring and Oversight Agreement with HM Capital. Pursuant to the M&O Agreement, the Company will pay HM Capital an annual fee of $0.7 million for calendar year 2010, $0.7 million for calendar year 2011 and $0.8 million for calendar year 2012 and for each calendar year thereafter. Each annual fee will be payable quarterly; however, no payment is due unless the Company meets a total leverage ratio defined in the M&O Agreement. In the event the ratio is not achieved, the annual fee will accrue until any subsequent quarter in which the covenant level is exceeded at which time all accrued and unpaid payments will become due and payable. For the years ended December 31, 2010 and 2009, the Company incurred $0.6 million and $0.7 million, respectively, in monitoring and oversight fees including expenses. The $0.6 million relating to the year ended December 31, 2010, will be paid when the leverage ratio is above the defined threshold stated in the M&O agreement. Such payment is expected to be made at the end of the first quarter of 2011. Additionally, the M&O Agreement also provides for a financial advisory fee equal to 1.5% of the purchase price for all subsequent transactions plus reimbursable expenses. For the years ended December 31, 2010 and 2009, the Company incurred zero and $0.1 million, respectively, in such fees.

In connection with the closing of the Equity Offering, the parties to the M&O Agreement agreed to terminate the M&O Agreement and the Company has agreed to pay a termination fee of $4.3 million (payable in cash or stock at the Company’s discretion) that would only become payable upon certain conditions being met as outlined in the agreement (see Note 17). As of the date of this filing, these conditions have not been met.

In conjunction with the Merger, the Company entered into a Credit and Support Agreement with two funds of HM LP that are parties to the guaranty of the Holdings Revolving Facility. The Credit and Support Agreement provides for the payment of a credit support fee for the continued guaranty of the Company’s performance under the Holdings Revolving Facility. The credit support fee is equal to 6% (or the maximum contract rate of interest permitted by law if less than 6%) on the aggregate of the outstanding principal and accrued interest added to the principal. The credit support fee is payable quarterly in cash or, at the Company’s option in shares of Series B Convertible Preferred Stock. For the year ended December 31, 2010, the Company recorded $1.0 million for the credit support fee that is included in interest expense. The Company paid approximately $0.8 million of this expense in shares of Series B Preferred and the remaining $0.7 million in cash from the proceeds of the Equity Offering. With the closing of the Equity Offering and repayment of the Holdings Revolving Facility, the Credit and Support Agreement was terminated and all shares of the Series B Preferred were converted into common stock (see Note 20).

Nex-Link USA, LLC

The Company’s subsidiary, UniTek USA, LLC (“UniTek USA”), and C. Scott Hisey, the Company’s Chief Executive Officer, jointly own and operate Nex-Link USA, LLC, a Delaware limited liability company, or Nex-Link. Nex-Link is a joint venture formed by Mr. Hisey as a disabled veteran-owned business

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

19. Related Party Transactions  – (continued)

enterprise for the purpose of supporting customers requiring work to be completed by a disabled veteran-owned entity. Mr. Hisey, a registered disabled veteran, owns 51% of the membership units of Nex-Link. UniTek USA owns the remaining 49% of the membership units of Nex-Link. Nex-Link’s assets were valued at approximately $0.3 million and $0.1 million as of December 31, 2010 and 2009, respectively. Nex-Link generated sales of approximately $0.7 million for the years ended December 31, 2010 and 2009. Pricing for transactions between Nex-Link and UniTek USA are determined on a basis consistent with that of the Company’s transactions with other third parties. Historically, Nex-Link has distributed 100% of its net income to UniTek USA. Furthermore, UniTek USA is a lender to Nex-Link pursuant to a revolving credit agreement, dated as of July 2, 2008, or the Nex-Link Credit Agreement. Nex-Link’s current principal outstanding under the Nex-Link Credit Agreement is approximately zero. Under the First Lien Credit Agreement, the maximum amount that UniTek USA and its subsidiaries may lend to third parties, including Nex-Link, is $1.0 million in the aggregate. No principal or interest payable under the Nex-Link Credit Agreement was paid in the year ended December 31, 2010. Nex-Link’s effective interest rate for the year ended December 31, 2010 was based on the prime rate published in the Wall Street Journal plus two percent. Mr. Hisey is indemnified by Nex-Link for actions he takes as an owner, officer or director of Nex-Link to the fullest extent permitted by Delaware law.

20. Shareholders’ Equity

Common and Preferred Stock

The Company is authorized to issue 220 million shares, consisting of (i) 200 million shares of common stock, par value $0.00002 per share and (ii) 20 million shares of preferred stock, par value $0.00002 per share. On August 6, 2010, a requisite majority of the Company’s stockholders approved a reverse split of the Company’s common stock at a ratio not less than one-to-eight and not more than one-to-30. The Board approved a one-to-28 split, which was effected on November 9, 2010, in connection with the closing of the Equity Offering, which occurred on November 16, 2010. On October 29, 2010, a requisite majority of the Company’s stockholders approved an additional reverse split of the Company’s common stock at a ratio of one-to-two. The one-for-two reverse stock split was effective on December 21, 2010. The number of shares and earnings per share included in this Form 10-K have been retrospectively adjusted to reflect the effects of both the one-to-28 reverse stock split and the one-for-two reverse stock split.

On January 27, 2010, Berliner and Holdings entered into the Merger Agreement. Pursuant to the terms and conditions of the Merger Agreement, at the Effective Time, each outstanding share of the common stock of Holdings was converted into the right to receive shares of the Company’s common stock at an effective exchange ratio of one-to-one, pursuant to the terms of the Merger Agreement. In addition, each share of series A preferred stock of Holdings was converted into the right to receive 0.02 shares of Series B Preferred.

In January 2010, the Company issued 250,000 shares of its Series B Convertible Preferred Stock for aggregate proceeds of $12.5 million. Upon issuance, the Series B Preferred had an optional conversion feature to common stock, such that the initial conversion ratio was 50 shares of common stock for each share of Series B Preferred, subject to standard anti-dilution adjustments. In addition, in the event of liquidation, dissolution or winding up of the Company, the Series B Preferred had a liquidation preference. As there were certain events that were considered “deemed liquidation” events, such as a merger or consolidation or similar transaction resulting in a change of control that could be controlled by the holders of the Series B Preferred, the Series B Preferred had been classified in the mezzanine equity section of the Company’s balance sheet. As a result of the occurrence of a deemed liquidation event in connection with the Equity Offering in November 2010, the carrying value of the Series B Preferred was adjusted to its maximum redemption amount, or Liquidation Preference, through an accretion charge of $13.3 million to equity.

In connection with the Equity Offering, the Company entered into an agreement with the holders of the Series B Preferred to satisfy the Liquidation Preference that the Series B Preferred holders were entitled to as

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

20. Shareholders’ Equity  – (continued)

a result of the offering by issuing to those holders shares of common stock. The parties agreed that the fair value of the common stock for purposes of the satisfaction of the Liquidation Preference would be defined as the public offering price in the Equity Offering of $9.50 (adjusted for the one-for-two reverse stock split on December 21, 2010), less a 6.5% discount, which resulted in the issuance of 2,986,066 shares of common stock in exchange for all outstanding shares of Series B Preferred. The fair value of the discount was $1.8 million, which has been recorded a deemed dividend on the Series B Preferred. Both the accretion charge of $13.3 million and the deemed dividend of $1.8 million have been treated as an increase to net loss in order to arrive at net loss attributable to common stockholders in the accompanying consolidated statement of operations.

On November 16, 2010, the Company completed an underwritten public offering of 19.0 million shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010). On December 6, 2010, the Company sold an additional 450,567 shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010) arising from the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Company generated net proceeds of approximately $84.4 million. The Company used the net proceeds from the Equity Offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog. The amounts outstanding under the Holdings Revolving Facility were paid in full, terminating the Loan Authorization Agreement and the related Credit and Support Agreement. The Company incurred costs of approximately $1.5 million, excluding underwriters’ fees, which were reclassified to additional paid-in-capital upon the closing of the Equity Offering.

21. Stock-Based Compensation

As of December 31, 2010, the Company sponsored four stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2009 Omnibus Securities Plan (the “2009 Plan”), 2001 Equity Incentive Plan (the “2001 Plan”) and the 2007 Equity Incentive Plan (the “2007 Plan”) collectively (the “Plans”). The Company accounts for these Plans pursuant to ASC 718.

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our Board of Directors. The options expire no later than ten years after the date the stock option is granted. As of December 31, 2010, a total of 427,168 shares of the Company’s common stock had been reserved for issuance under the Plans including 76,984 shares remaining eligible for the grant of awards under the Plans.

Administration of the Plans.  The Plans are administered by the Company’s compensation committee of the Board of Directors or by one or more committees of the Board of Directors as designated. The administrator of the Plans and its authorized delegates have the authority to select the persons to whom awards may be granted and to determine: (i) the number, type and value of awards; (ii) the exercise price of an award and the time when it may be exercised (the plan administrator may not set the exercise price of an award lower than the fair market value of the stock on the date of the grant); (iii) the method of payment of the exercise price; and (iv) the other terms and conditions of awards.

Eligibility.  Participation in the Plans is limited to employees, directors and consultants. The plan administrator, in its sole discretion, will determine which participants are eligible to participate in the Plans.

Vesting and Performance Objectives.  An award under the Plans will become vested only if the vesting conditions set forth in the award agreement (as determined by the plan administrator) are satisfied. The vesting conditions include performance of services for a specified period. In granting performance-based awards, which are regulated by Section 162(m) of the Internal Revenue Code, the plan administrator is bound

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

21. Stock-Based Compensation  – (continued)

to follow the criteria established under the 2007 Plan. Generally, options vest over a three to five-year period. Options issued pursuant to the 2007 Plan also include a provision under which 40% of the number of options under each stock option grant (the “Homerun Options”), whether vested or unvested, becomes exercisable only if and when the Fair Market Value (as defined per the agreement) of the Company’s common stock is at least $168.00 per share.

Reorganization Event.  Upon a change of control as defined under the 2007 Plan and subject to approval of the Board of Directors, all of the outstanding awards could immediately vest. As of December 31, 2010, the Board of Directors had made no such election.

Term of the Plan.  Unless earlier terminated by the Board of Directors, the 2007 Plan will terminate on September 25, 2017, the 2009 plan will terminate on September 24, 2019, and the 2001 Plan terminated on December 8, 2010.

The Company recognized $2.0 million and $1.7 million of stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively. Stock-based compensation expense recognized for the years ended December 31, 2010 and 2009 was based on awards ultimately expected to vest, net of estimated forfeitures.

There were no new stock options granted during the year ended December 31, 2010. The weighted-average fair value per share of stock options granted was $26.43 for the year ended December 31, 2009. There were no stock options exercised during the years ended December 31, 2010 or 2009. The aggregate grant-date fair value of options granted was $0.8 million for the year ended December 31, 2009.

The fair value of each option grant for the year ended December 31, 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

December 31, 2009
Weighted-average assumptions:
Expected volatility	63.03%
Dividend yield	0.00%
Risk-free interest rate	2.19%
Expected holding period (in years)	5

In 2009 and prior to its common stock becoming publicly traded, the Company considered the following methodologies in arriving at its opinion as to the fair value of its common stock:

•	an estimate of the value of the Company based on the values of publicly held companies with similar businesses;
•	an estimate of the value of the Company based on a discounted cash flow analysis, utilizing the present value of anticipated future cash flows, discounted at an appropriate discount rate reflecting the risk inherent in the investment; and
•	allocation of the Company’s equity value, as determined by reference to the above analyses, to our outstanding classes of equity securities based on the relative risks, preferences, and privileges of such securities.

For stock options issued during the year ended December 31, 2009, the Company estimated the fair value of its common stock based on the values of other publicly held companies engaged in similar businesses expressed as a multiple of earnings. Following the Merger on January 27, 2010, the fair value of the Company’s common stock will be determined based upon the quoted market price.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

21. Stock-Based Compensation  – (continued)

For the purpose of calculating the fair value of the Company’s stock options, the Company estimates expected stock-price volatility based on a value calculated using the historical volatility of an appropriate industry sector index. The risk-free interest rate assumption included in the calculation is based upon observed interest rates appropriate for the expected life of the employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) due to the limited period of time the Company’s shares have been publicly traded.

The following table represents stock options under each of the Company’s Plans as of December 31, 2010 (split-adjusted to reflect the one-for-28 reverse stock split in connection with the Equity Offering and one-for-two reverse stock split effected on December 21, 2010):

	2007 Plan		2001 Plan(1)		2009 Plan and 1999 Plan(1)		Non-Plan(1)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2009	312,228	$56.00	302	$77,700	41,435	$57.12	334	$380,016
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/Forfeited	(33,865)	$56.00	—	—	(4,676)	59.45	(334)	$380,016
Outstanding at December 31, 2010	278,363	$56.00	302	$77,700	36,759	$56.68	—	$—
Options expected to ultimately vest as of December 31, 2010	256,018	$56.00	302	77,700	36,579	$56.68	—	—
Exercisable at December 31, 2010	129,688	$56.00	302	$77,700	29,052	$65.46	—	$—
Shares authorized for grant	319,309		715		107,144		—

(1)	The 2001 Plan, 2009 Plan, 1999 Plan and Non-Plan stock options are included in the tables below as of the Merger Date.

At December 31, 2010, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding were as follows:

				Options Outstanding and Exercisable
	Option Price Range			Number of Shares Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2001 Plan			$77,700	302	302	$77,700	0.03 Years
2009 and 1999 Plan	$16.80	to	$45.36	16,957	13,624	$33.16	6.66 Years
	$50.40	to	$82.88	19,796	15,422	$76.68	7.44 Years
	394.80	to	$924.00	6	6	$540.41	3.09 Years
2007 Plan			$56.00	278,363	129,688	$56.00	7.11 Years

The aggregate intrinsic values of options exercised, options outstanding and options exercisable was $0 as of and for the year ended December 31, 2010 as a result of the exercise prices being significantly out of the money.

Total stock-based compensation expense was $2.0 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was approximately $3.9 million of total unrecognized stock-based compensation cost related to options granted under our Plans that will be recognized over four years.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

22. Warrants

At December 31, 2010, the Company had issued warrants to purchase up to 157,879 shares of our common stock. The following table summarizes those warrant grants:

Issued to	Shares	Grant Date	Expiration Date	Exercise Price	Note
UniTek employees	11,384	September 26, 2007	September 26, 2017	$140.00	A
Former owners of UniTek Holdings	77,902	September 26, 2007	September 26, 2017	140.00	A
Punk, Ziegel & Company, L.P.	1,786	June 21, 2006	June 21, 2011	56.00	B
Punk, Ziegel & Company, L.P.	3,827	December 29, 2006	December 29, 2011	39.20	B
Sigma Capital Advisors, LLC	2,679	December 29, 2006	December 29, 2011	30.80	C
Sigma Capital Advisors, LLC	446	December 29, 2006	December 29, 2011	30.80	C
Punk, Ziegel & Company, L.P.	3,827	February 15, 2007	February 15, 2012	39.20	B
Dymas	53,572	July 16, 2010	July 16, 2020	0.56	D
AMBB	2,456	December 2, 2010	December 2, 2020	56.00	E
Total	157,879		Weighted Average Exercise Price	$83.38

A —	Issued to employees and former owners of UniTek Holdings as part of overall compensation plan.
B —	Part of former Berliner advisory services fee which existed prior to the Merger date.
C —	Warrants issued relating to a Berliner debt issuance prior to the Merger date.
D —	Issued in connection with the Third Incremental Term B Facility on July 16, 2010 (see Note 13 for interaction with deferred fee payable).
E —	Issued in connection with AMBB contingent consideration, see Note 6.

During the years ended December 31, 2010 and 2009, no warrants to purchase shares were exercised.

23. Income Taxes

The components of (benefit) provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	1,606	(4,197)
Total	$1,606	$(4,197)
Foreign:
Current	$128	$165
Deferred	(114)	(74)
Total	$14	$91
State:
Current	$43	$22
Deferred	239	(659)
Total	$282	$(637)

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

23. Income Taxes  – (continued)

The components of net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2010	2009
Gross deferred tax assets:
Net operating losses	$20,530	$11,934
Capital loss carryforward	508	—
Stock-Based compensation	557	1,688
Depreciation and amortization	17,611	12,278
Accrued interest expense	—	1,158
Deferred financing fees	864	—
Goodwill	7,339	6,324
Reserves/Other	7,896	35
Total gross deferred tax assets	55,305	33,417
Less valuation allowance	(55,082)	(33,308)
Net deferred tax assets	$223	$109
Gross deferred tax liabilities:
Goodwill	$1,845	$—
Total gross deferred tax liability	$1,845	$—

Because the Company has not yet achieved profitable operations, management believes the potential tax benefits from the deferred tax assets do not satisfy the realization criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance for substantially all of the gross deferred tax asset.

For tax purposes, certain goodwill is being amortized. In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that the Company’s deferred tax assets will be recognized.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2010	2009
U.S. statutory federal rates applied to pretax loss	35.0%	35.0%
Nondeductible expenses	(2.9)	(1.2)
State income taxes, net of federal benefit	4.7	3.6
Provision to return adjustment	1.9	(1.2)
Other	4.7	(1.7)
Valuation allowance on deferred tax assets	(49.8)	(28.0)
Canada impact	(0.5)	0.2
Effective income tax rate	(6.9)%	6.7%

At December 31, 2010 and 2009, the Company had federal and state net operating loss carry forwards of approximately $50.0 million and $30.9 million, respectively, which begin to expire in 2014 and are fully expired in 2030. The Company has experienced an ownership change as defined under Section 382 of the Internal Revenue Code and therefore the use of the net operating loss carry forwards is subject to limitation.

The Company did not have unrecognized tax benefits as of December 31, 2010 and 2009 and does not expect this to change significantly over the next 12 months. The Company recognizes interest and penalties

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

23. Income Taxes  – (continued)

accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2007 through December 31, 2010 are still subject to examination by tax jurisdictions.

24. Discontinued Operations

Discontinued operations for the year ended December 31, 2010 consists of certain cable markets that have been exited for operational reasons as well as wireless services locations that were shut down and discontinued due to lack of continuing revenues and operational reasons. Discontinued operations for the year ended December 31, 2009 consist of the satellite markets provided to DIRECTV as part of the market swaps discussed in Note 6, and certain cable markets that have been exited for various operational reasons. The following table summarizes the results for the Company’s discontinued operations for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Revenues	$3,518	$12,266
Cost of revenues	4,577	11,530
Gross margin	(1,059)	736
Depreciation and amortization	153	665
Operating (loss) income	(1,212)	71
Gain on sale of assets	—	(110)
(Loss) income from discontinued operations before income taxes	(1,212)	181
Tax benefit from discontinued operations	—	—
(Loss) income from discontinued operations	$(1,212)	$181

25. Restructuring Charges

During the year ended December 31, 2010, the Company incurred approximately $1.0 million of restructuring charges related to the merger with Berliner. The restructuring charges consist primarily of expenses related to the termination and severance of former Berliner executive management and regional leadership as part of the realignment of the operations and are expected to be paid in fiscal 2011. This restructuring plan was put into place during the fourth quarter of 2010, and is expected to result in annualized cost reductions of approximately $1.0 million on an ongoing basis. The Company expects that additional charges may be incurred during the first and second quarter of 2011 related to the restructuring of the wireless business.

26. Segment Reporting

ASC 280 “Segment Reporting” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. The Company reports its financial results on the basis of two reportable segments: (1) Fulfillment and (2) Engineering and Construction. The Fulfillment segment consists of installation and other services for the pay television industry. This reportable segment includes the aggregation of the satellite and broadband cable operating segments of the Company. The Engineering and Construction segment consists of engineering and construction services for the wired and wireless telecommunications industry on a project basis. This reportable segment includes the aggregation of the

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

26. Segment Reporting  – (continued)

wireline and wireless operating segments of the Company. Transactions within and between segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA. Management believes segment operating income represents the closest GAAP measure to segment EBITDA. Selected segment financial information for the years ended December 31, 2010 and 2009 is presented below:

	Years Ended
	December 31, 2010			December 31, 2009
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total
Revenue	$270,580	$131,574	$402,154	$238,656	$39,442	$278,098
Cost of revenue	218,417	118,299	336,716	200,326	37,024	237,350
Gross profit	52,163	13,275	65,438	38,330	2,418	40,748
Selling, general and administrative expenses	23,643	15,653	39,296	20,761	6,099	26,860
Restructuring charges	—	991	991	—	—	—
Asset impairment	—	—	—	—	38,431	38,431
Depreciation and amortization	21,724	5,246	26,970	17,144	9,734	26,878
Operating income (loss)	$6,796	$(8,615)	$(1,819)	$425	$(51,846)	$(51,421)
Interest expense, net			25,644			18,825
Other expense, net			4			284
Loss from continuing operations before income taxes			$(27,467)			$(70,530)
Acquisition of property and equipment	$2,143	$1,759	$3,902	$4,110	$495	$4,605

At December 31, 2010, the total assets of the Fulfillment segment were $186.6 million and of the Engineering and Construction segment were $109.4. This compares to $182.1 million and $49.7 million at December 31, 2009 for the Fulfillment and Engineering and Construction segment, respectively. The increase of $4.5 million in the Fulfillment segment was primarily from higher working capital. The increase of $59.7 million in the Engineering and Construction segment compared to December 31, 2009 was primarily due to the merger with Berliner which accounted for $49.9 million in assets as of December 31, 2010, combined with increases in the working capital of the Company’s Engineering and Construction segment. As of December 31, 2010 and 2009, approximately $4.4 million and $3.9 million, respectively, of the Company’s assets related to its Canadian operations.

At December 31, 2010, goodwill of the Fulfillment segment was $104.9 million and the Engineering and Construction segment was $41.7 million. This compares to $104.8 million and $33.0 million at December 31, 2009 for the Fulfillment and Engineering and Construction segment, respectively. The increase of $8.7 million in the Engineering and Construction segment compared to December 31, 2009 was attributable to the merger with Berliner on January 27, 2010.

During the years ended December 31, 2010 and 2009, the Company derived approximately $16.6 million and $12.4 million of its revenues, respectively, from customers located in Canada. All of the revenue derived from outside of the United States was within the Fulfillment segment.

UniTek Global Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

27. Subsequent Events

On December 9, 2010, the Company commenced a tender offer to exchange certain eligible options to purchase shares of its common stock that were currently outstanding under the following stock option plans: (i) the 1999 Plan; (ii) the 2007 Plan; and (iii) the 2009 Plan. Eligible options fell within one of the following three “groups:” (i) non-Homerun Portion (as defined below) stock options that were granted under the 2007 Plan and were vested as of December 31, 2010 (“Group 1”), (ii) non-Homerun Portion stock options that were unvested as of December 31, 2010 and any Homerun Portion stock options (whether vested or unvested) that were granted under the 2007 Plan (“Group 2”) and (iii) vested and unvested stock options granted under the 1999 Plan and 2009 Plan (“Group 3”). The “Homerun Portion” of a 2007 Plan stock option grant was the 40% portion of each stock option grant, whether vested or unvested, that becomes exercisable (at its then current exercise price) only if and when the fair market value of the Company’s common stock is at least $168.00 per share.

Each tendered eligible option was cancelled in exchange for either a grant of restricted stock units or a replacement option, depending on whether the tendered eligible option was in Group 1, Group 2 or Group 3. In exchange for each tendered eligible option in Group 1 and Group 3, the holder was granted a replacement option with an exercise price per share equal to the fair market value of the Company’s common stock on the first business day following the expiration of the tender offer, January 10, 2011. Except for the exercise price and the date of grant, all other material terms and provisions (including post-termination exercise periods) of the eligible options remained unchanged. In exchange for the tender of all eligible options in Group 2, the holder received a grant of restricted stock units under the 2009 Plan. Restricted stock units represent the right to receive one share of the Company’s common stock for each vested restricted stock unit.

The tender offer expired on Friday, January 7, 2011, and pursuant to the tender offer, eligible options to purchase an aggregate of 296,833 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted for repurchase these eligible options. The holders of eligible options who validly tendered eligible options received an aggregate of 688,976 restricted stock units and 85,809 replacement options.

The Company also issued an additional 81,345 restricted stock units on January 10, 2011 to eligible employees and members of the board of directors who were not eligible to participate in the tender offer or that did not hold any Group 2 options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2010. As a result of that evaluation, they have concluded that our system of disclosure controls and procedures was effective at a reasonable level of assurance, and that all of the information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, we believe that as of December 31, 2010, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
•	Reports of Independent Registered Public Accounting Firm
•	Our Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
•	Our Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009
•	Our Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and December 31, 2009
•	Our Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009
•	Notes to the Consolidated Financial Statements
(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of January 27, 2010, by and among Berliner Communications, Inc., BCI East, Inc., Richard Berliner (as Parent Representative), HM Capital Partners LLC (as Company Representative) and Unitek Holdings, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
3.1	Amended and Restated Certificate of Incorporation of UniTek Global Services, Inc., as amended through December 31, 2010 (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 21, 2010)
3.2	Certificate of Designation for the Berliner Series A Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
3.3	Certificate of Designation for the Berliner Series B Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
3.4	Amended and Restated Bylaws of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
4.1	Registration Rights Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and those holders of capital stock of Berliner listed on Exhibit A thereto (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
4.2	Voting Agreement, dated as of January 27, 2010, by and among Berliner Communications, Inc., HM Capital Partners, LLC, and those holders of capital stock of Berliner listed on Exhibit A thereto (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
4.3	Form of Substitute Option (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
4.4	Form of Substitute Warrant (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
4.5	Form of Warrant (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 22, 2010)
4.6	Amendment No. 1 to Registration Rights Agreement, dated as of July 16, 2010 (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 22, 2010)

10.1	Credit Support Agreement, dated as of January 27, 2010, by and among Sector Performance Fund, LP, SPF SBS LP, Unitek Holdings, Inc. and Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.2.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.2.2	Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#+10.2.3	Employment Agreement, dated as of December 1, 2010, by and between Unitek USA, LLC and Peter Giacalone.
#10.3.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.3.2	Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#+10.3.3	Employment Agreement, dated as of December 1, 2010, by and between Unitek USA, LLC and C. Scott Hisey.
#10.4.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and Ronald J. Lejman (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.4.2	Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and Ronald J. Lejman (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#+10.4.3	Employment Agreement, dated as of December 1, 2010, by and between Unitek USA, LLC and Ronald J. Lejman.
#10.5	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Richard Berliner (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.6	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Robert Bradley (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.7.1	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Michael S. Guerriero (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.7.2	Amendment No. 2 to Employment Agreement, dated as of July 9, 2010, by and between Berliner Communications, Inc. and Michael S. Guerriero (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 12, 2010)
#10.8	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Nicholas Day (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.9	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Raymond A. Cardonne, Jr. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
#10.10	Assignment of Employment Agreement dated as of April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by Peter Giacalone (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)

#10.11	Assignment of Employment Agreement dated as of April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by C. Scott Hisey (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)
#10.12	Assignment of Employment Agreement dated as of April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by Ronald J. Lejman (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)
10.13	Form of D&O Indemnification Agreement (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
10.14	Indemnification Priority Agreement, dated as of January 27, 2010, by and among HM Capital Partners LLC, Berliner Communications, Inc., BCI Communications, Inc., Unitek USA, LLC, Unitek Holdings, Inc., Unitek Midco, Inc. and Unitek Acquisition, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
10.15	Amended and Restated Monitoring and Oversight Agreement, dated as of January 27, 2010, by and among BCI Communications, Inc., Unitek USA, LLC, Unitek Holdings, Inc., Unitek Midco, Inc., Unitek Acquisition, Inc. and HM Capital Partners I LP (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
10.16	Unitek Holdings, Inc. 2007 Equity Incentive Plan (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)
10.17	First Lien Credit Agreement, dated as of September 27, 2007 among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the initial lenders, Royal Bank of Canada and RBC Capital Markets. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.18	Amendment No. 1 to the First Lien Credit Agreement, dated as of December 5, 2007, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.19	Amendment No. 2 to the First Lien Credit Agreement, dated as of March 26, 2008, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.20	Amendment No. 3 to the First Lien Credit Agreement, dated as of June 23, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.21	Amendment No. 4 to the First Lien Credit Agreement, dated as of December 17, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.22	Incremental Term B Facility Amendment, dated as of December 21, 2007, among Unitek Acquisition, Inc., the Incremental Term B Lender (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.23	Second Incremental Term B Facility Amendment, dated as of July 2, 2008, among Unitek Acquisition, Inc., the Incremental Term B Lender (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.24	Incremental Term C Facility Amendment, dated as of December 21, 2007, among Unitek Acquisition, Inc., the Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.25	Second Incremental Term C Facility Amendment, dated as of September 30, 2008, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.26	Amendment No. 1 to Second Incremental Term C Facility Amendment, dated as of May 15, 2009, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.27	Amendment No. 2 to Second Incremental Term C Facility Amendment, dated as of December 17, 2009, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.28	Second Lien Term Loan Agreement, dated as of September 27, 2007, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the initial lenders, Royal Bank of Canada and RBC Capital Markets (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.29	Amendment No. 1 to the Second Lien Term Loan Agreement, dated as of May 15, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the financial institutions and other lenders parties to the Second Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.30	Amendment No. 2 to the Second Lien Term Loan Agreement, dated as of December 17, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the financial institutions and other lenders parties to the Second Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.31	Loan Authorization Agreement, dated as of September 25, 2007, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.32	First Amendment to Loan Authorization Agreement, dated as of March 24, 2008, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.33	Second Amendment to Loan Authorization Agreement, dated as of September 15, 2009, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)
10.34	First Incremental Revolving Credit Agreement, dated as of March 30, 2010, by and among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries as subsidiary guarantors, Maxam Opportunities Fund LP and Maxam Opportunities Fund (International) LP, and Royal Bank of Canada, as Administrative Agent and Collateral Agent. (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)
10.35	Third Incremental Term B Facility Amendment and Amendment No. 6 to the First Lien Credit Agreement, dated as of July 16, 2010, by and among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries as subsidiary guarantors, the lenders under the Third Incremental Term B Facility, Royal Bank of Canada and other lenders parties to the First Lien Credit Agreement (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 22, 2010)

10.36	Amendment No. 7 to the First Lien Credit Agreement, dated as of September 20, 2010, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on September 24, 2010)
10.37	Amendment No. 8 to the First Lien Credit Agreement, dated as of September 29, 2010, among Unitek Acquisition, Inc., the other lenders party to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from the Company’s Registration Statement on Form S-1 filed on October 28, 2010)
+10.38	Series B Preferred Stock Conversion Agreement, dated as of November 16, 2010, by and among the holders of the Series B Convertible Preferred Stock of the Company
+10.39	Nominating Agreement, dated as of November 16, 2010, by and among the Company and those holders of capital stock of the Company listed on Exhibit A thereto
+10.40	Monitoring and Oversight Termination Agreement, dated as of November 16, 2010, by and among the Company, BCI Communications, Inc., UniTek USA LLC, UniTek Holdings, Inc., UniTek Midco, Inc. and UniTek Acquisition, Inc., and HM Capital Partners I, LP
+10.41	Credit and Support Termination Agreement, dated as of November 16, 2010, by and among the Sector Fund, SPF SBS LP, UniTek Holdings, Inc. and the Company
#+10.42	Form of UniTek Global Services Deferred Compensation Plan.
+21	Subsidiaries of the Registrant
+23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
+31.1	Certification of the Chief Executive Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
+31.2	Certification of the Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
+32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

#	Management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniTek Global Services, Inc.
By: /s/ C. Scott Hisey Name: C. Scott Hisey Title: Chief Executive Officer
Date: March 30, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ C. Scott Hisey C. Scott Hisey	Chief Executive Officer (Principal Executive Officer)	March 30, 2011
/s/ Ronald J. Lejman Ronald J. Lejman	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2011
/s/ Peter Giacalone Peter Giacalone	Director, President and Chairman of the Board	March 30, 2011
/s/ Peter Brodsky Peter Brodsky	Director	March 30, 2011
/s/ Joe Colonnetta Joe Colonnetta	Director	March 30, 2011
/s/ Dean MacDonald Dean MacDonald	Director	March 30, 2011
/s/ Mark Dailey Mark Dailey	Director	March 30, 2011
/s/ Richard Siber Richard Siber	Director	March 30, 2011
/s/ Michael Montelongo Michael Montelongo	Director	March 30, 2011
/s/ Michael O’Donnell Michael O’Donnell	Director	March 30, 2011
/s/ Robert Stott Robert Stott	Director	March 30, 2011