Form 10-Q
period 2011-04-02
UniTek Global Services, Inc.
filed 2011-05-17
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 0-28579

UNITEK GLOBAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2233445
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1777 Sentry Parkway West, Gwynedd Hall, Suite 302
Blue Bell, Pennsylvania 19422
 (Address of Principal Executive Offices)

(267) 464-1700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 15, 2011, 16,078,937 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
 (Unaudited)

	April 2,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,857	$17,716
Accounts receivable and unbilled revenue, net of allowances	65,162	66,525
Inventories	9,782	10,374
Prepaid expenses and other current assets	5,239	3,820
Total current assets	92,040	98,435
Property and equipment, net	28,619	29,346
Amortizable intangible assets, net	13,959	16,570
Goodwill	146,664	146,547
Deferred tax assets, net	341	223
Other assets	4,508	4,933
Total assets	$286,131	$296,054

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,712	$29,604
Accrued liabilities	29,436	31,134
Current portion of long-term debt	2,940	2,940
Current income taxes	102	123
Current portion of capital lease obligations	7,642	7,681
Total current liabilities	65,832	71,482

Long-term debt, net of current portion	97,084	96,462
Long-term capital lease obligations, net of current portion	10,553	10,833
Deferred income taxes	2,495	1,845
Other long-term liabilities	3,265	3,225
Total liabilities	179,229	183,847

STOCKHOLDERS' EQUITY
Preferred Stock $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	-	-
Common Stock $0.00002 par value (200 million shares authorized, 15,154,081 issued and outstanding)	-	-
Additional paid-in capital	239,519	237,009
Accumulated other comprehensive income	224	164
Accumulated deficit	(132,841)	(124,966)
Total stockholders' equity	106,902	112,207
Total liabilities and stockholders' equity	$286,131	$296,054

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010

Revenues	$91,848	$87,799
Costs of revenues	77,526	74,709
Gross profit	14,322	13,090
Selling, general and administrative expenses	10,868	9,384
Depreciation and amortization	6,373	6,553
Operating loss	(2,919)	(2,847)

Interest expense	4,473	5,172
Other income, net	(29)	-
Loss from continuing operations before income taxes	(7,363)	(8,019)
Income tax expense	(512)	(69)
Loss from continuing operations	(7,875)	(8,088)

Loss from discontinued operations	-	(352)
Net loss	$(7,875)	$(8,440)

Net loss per share – basic and diluted:
Continuing operations	$(0.52)	$(3.53)
Discontinued operations	-	(0.15)
Net loss	$(0.52)	$(3.68)

Weighted average shares of common stock outstanding:
Basic and diluted	15,154	2,296

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
 (Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Cash flows from operating activities:
Net loss	$(7,875)	$(8,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	352
Provision for doubtful accounts	290	52
Depreciation and amortization	6,373	6,553
Amortization of deferred financing fees	993	788
Change in fair value of warrants and interest-rate collar	40	(153)
Accretion of debt discount	357	-
Stock-based compensation	2,511	399
Interest added to debt principal	-	819
Loss on sale of fixed assets	12	2
Deferred tax assets, net	532	69
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	1,073	(5,222)
Inventories	592	(1,486)
Prepaid expenses and other assets	(1,987)	1,834
Accounts payable and accrued liabilities	(5,612)	44
Net cash used in operating activities – continuing operations	(2,701)	(4,389)
Net cash used in operating activities – discontinued operations	-	(301)
Net cash used in operating activities	(2,701)	(4,690)

Cash flows from investing activities:
Acquisition of property and equipment	(1,026)	(648)
Proceeds from sale of property and equipment	79	23
Cash restricted for acquisition of business	-	133
Cash paid for acquisition of business	(300)	(35)
Net cash used in investing activities	(1,247)	(527)

Cash flows from financing activities:
Proceeds from issuance of common shares	-	420
Proceeds from issuance of preferred shares	-	12,500
Proceeds from revolving credit facilities, net	1,000	3,000
Repayment of capital leases	(2,174)	(1,509)
Repayment of long term debt	(735)	(2,585)
Repayment of acquired debt, net of cash acquired	-	(7,246)
Financing fees	-	(1,187)
Net cash (used in) provided by financing activities	(1,909)	3,393

Effect of exchange rate on cash and cash equivalents	(2)	(25)
Net decrease in cash and cash equivalents	(5,859)	(1,849)
Cash and cash equivalents at beginning of period	17,716	2,263
Cash and cash equivalents at end of period	$11,857	$414

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Supplemental cash flow information:
Interest paid	$3,799	$4,680
Income taxes paid	$-	$70

Significant noncash items:
Fair value of equity paid for acquisition	$-	$19,927
Acquisition of property and equipment financed by capital lease	$1,855	$119

The accompanying notes are an integral part of these unaudited financial statements.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.         Business

UniTek Global Services, Inc. (“UniTek,” “Company,” “we,” “our,” or “us”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wired and wireless telecommunications, broadband cable and satellite television industries.  UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services.  The Company operates in two reportable segments: (1) Fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable), and (2) Engineering and Construction, which include both wireless and wired telecommunications.

On November 16, 2010, the Company completed an underwritten public offering of 19.0 million shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010).  On December 6, 2010, the Company sold an additional 450,567 shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010) arising from the underwriters’ exercise of their over-allotment option (together with the initial offering and sale of 19.0 million shares, the “Equity Offering”).  After deducting underwriting fees and offering costs, the Company generated net proceeds of approximately $84.4 million.  The Company used the net proceeds from the Equity Offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog.

2.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 2, 2011, and for the three months ended April 2, 2011 and April 3, 2010, have been prepared by us in accordance with accounting standards generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  The condensed consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current presentation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 30, 2011.

3.         Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.  The guidelines and numbering system prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) are used when referring to GAAP in these financial statements.

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
(Amounts in thousands, except share and per share amounts)
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

Inventories

Inventories consist primarily of materials and supplies purchased from the customer and other suppliers used for installation fulfillment services and wireless construction. Inventories are stated at the lower of cost or market, as determined by the first-in, first-out method for the Fulfillment segment and the average cost method for the Engineering and Construction segment.

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
(Amounts in thousands, except share and per share amounts)
(Unaudited)

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

The Company amortizes intangible assets, consisting of customer relationships and non-compete agreements from acquired businesses, on a straight-line basis over the 12- to 84-month lives of those agreements (see Note 5).

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 6).  At April 2, 2011 and December 31, 2010, $3.6 million and $4.2 million (net), respectively, is included in other assets related to deferred financing fees.

Revenue Recognition

The Company applies the revenue recognition principles set forth under the SEC Staff Accounting Bulletin 104 with respect to all of its revenue.  Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured.  Revenue is recognized net of estimated allowances.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods adjusted for the dilutive effect, if any, of the exercise or conversion of any instruments into common stock, such as stock options, restricted stock units (“RSUs”) or warrants.  Any outstanding stock options, warrants, or other instruments that are convertible to common stock could potentially be dilutive should the Company report income from continuing operations in a future period.

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Basic and diluted earnings per share:
Numerator:
Net loss from continuing operations	$(7,875)	$(8,088)
Net loss from discontinued operations	-	(352)
Denominator:
Weighted average common shares outstanding – basic and diluted	15,154	2,296
Net loss per share from continuing operations - basic and diluted	$(0.52)	$(3.53)

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Common stock equivalents consist of stock options and warrants using the treasury stock method.  For the three months ended April 2, 2011 and April 3, 2010, 0.4 million and 0.2 million stock options, RSUs and warrants were excluded from the computation of diluted net loss per share because the effect is anti-dilutive as a result of the loss from continuing operations.

Insurance Reserves

The Company maintains a high-deductible liability insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy.  The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims.  The Company also has a self-insured plan for medical and dental claims.  The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly.   As of April 2, 2011 and December 31, 2010, the liability for insurance reserves was $11.7 million and $11.1 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. The Company’s insurance accruals are based upon known facts, historical trends and its reasonable estimate of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance.  The Company did not have any unrecognized tax benefits as of April 2, 2011 or December 31, 2010 and does not expect this to change significantly over the next 12 months.   The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of April 2, 2011 and December 31, 2010, the Company has not accrued any interest or penalties related to uncertain tax positions.  The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The condensed consolidated financial statements for the three months ended April 2, 2011 and April 3, 2010, include stock-based compensation expense of $2.5 million and $0.4 million, respectively, within selling, general, and administrative expenses in the consolidated statements of operations.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs, as described below:

Level 1 - Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Observable market based inputs or other observable inputs corroborated by market data at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using valuation models for which the assumptions utilize management’s estimates of market participant assumptions.

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of April 2, 2011 and December 31, 2010.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Comprehensive Loss

Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than those with shareholders.  Comprehensive loss consists of net loss and foreign currency translation adjustments.

Comprehensive loss consisted of the following:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net loss	$(7,875)	$(8,440)
Foreign currency translation gain	60	64
Comprehensive loss	$(7,815)	$(8,376)

Recent Accounting Pronouncements

Receivables.  In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”), an update to ASC 310, “Receivables” (“ASC 310”). This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. The disclosure requirements under ASU No. 2010-20 as of the end of a reporting period were effective for the Company for the period ending on December 31, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the condensed consolidated financial statements.

Goodwill. In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU No. 2010-28”), an update to ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). ASC 350 requires that entities perform a two-step test when evaluating goodwill impairment by first assessing whether the carrying value of the reporting unit exceeds the fair value (Step 1) and, if it does, perform additional procedures to determine if goodwill has been impaired (Step 2). This update amends ASC 350 to require entities performing the goodwill impairment test to perform Step 2 of the test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists based on qualitative considerations. ASU No. 2010-28 was effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the condensed consolidated financial statements.

Business Combinations. In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”), an update to ASC 805, “Business Combinations” (“ASC 805”). This update amends ASC 805 to require a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro-forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a significant impact on the condensed consolidated financial statements.

Revenue Recognition.   In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, this new guidance modifies the manner in which the arrangement consideration is allocated across the separately identified deliverables and no longer permits the residual method of allocating arrangement consideration. The Company adopted this new guidance during the three months ended April 2, 2011.  The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

4.         Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at April 2, 2011 and December 31, 2010, consist of the following:

	April 2,	December 31,
	2011	2010
Accounts receivable	$42,790	$44,880
Unbilled revenue	25,279	24,837
	68,069	69,717
Allowance for doubtful accounts	(2,907)	(3,192)
Total	$65,162	$66,525

Unbilled revenue principally represents the value of services rendered to customers not billed as of the balance sheet date.  Unbilled revenue is generally billed within three months subsequent to the provision of the services.

Credit risk with respect to accounts receivable was concentrated with five customers at April 2, 2011.  These customers accounted for approximately $44.8 million (68.8%) of the accounts receivable, including unbilled revenue, at April 2, 2011.  Credit risk with respect to accounts receivable was concentrated with four customers at December 31, 2010. These customers accounted for approximately $39.5 million (60%) of the accounts receivable, including unbilled revenue, at December 31, 2010.  For the three months ended April 2, 2011, the Company derived approximately $69.9 million (76.1%) of its total revenue from its three largest customers.  For the three months ended April 3, 2010, the Company derived approximately $52.7 million (60.0%) of its total revenue from its two largest customers.  Each of these customers represented in excess of 10% of the Company’s total net revenue.

5.         Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the three months ended April 2, 2011:

	Fulfillment	Engineering & Construction	Total
Beginning balance, December 31, 2010	$104,878	$41,669	$146,547
Goodwill associated with acquisitions	89	-	89
Other adjustments	28	-	28
Ending balance, April 2, 2011	$104,995	$41,669	$146,664

Other intangible assets consisted of the following:

	April 2,	December 31,
	2011	2010
Amortizable intangible assets:
Customer relationships	$75,066	$74,958
Non-compete agreements	1,508	1,433
Total amortizable intangible assets	76,574	76,391

Accumulated amortization:
Customer relationships	61,470	58,711
Non-compete agreements	1,145	1,110
Total accumulated amortization	62,615	59,821
Amortizable intangible assets, net	$13,959	$16,570

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The amortization expense for the three months ended April 2, 2011 and April 3, 2010, was $2.8 million and $4.0 million, respectively.  The estimated amortization expense for the nine months ending December 31, 2011 and in each of the following four years, and thereafter is as follows:

Nine months ending December 31, 2011	$5,300
2012	6,322
2013	1,081
2014	407
2015	407
Thereafter	442
Total	$13,959

6.         Long-Term Debt

On April 15, 2011, the Company completed a refinancing of all of its existing debt as discussed in Note 15. The following discussion relates to the debt arrangements that were previously in place as of April 2, 2011.

Long-term debt consisted of the following:

	April 2,	December 31,
	2011	2010
First Lien Credit Agreement:
Revolving Credit Facility	$1,000	$-
Term B Credit Facility, net of debt discount of $2,142 at April 2, 2011 and $2,498 at December 31, 2010	71,774	72,152
Term C Credit Facility	19,500	19,500
	92,274	91,652
Second Lien Credit Agreement:
Term Facility	7,750	7,750
Total debt	100,024	99,402
Less current portion	2,940	2,940
Long-term debt, net of current portion	$97,084	$96,462

Future maturities of long-term debt, excluding debt discount of $2,142, are as follows:

Nine months ending December 31, 2011	$2,205
2012	99,961
Total	$102,166

First Lien Credit Agreement

The Company was party to the First Lien Credit Agreement, dated September 27, 2007 (the “First Lien Credit Agreement”), which provided for a First Lien Revolving Credit Facility (the “Revolving Credit Facility”), a First Lien Term B Credit Facility (the “Term B Credit Facility”) and a First Lien Term C Credit Facility (the “Term C Credit Facility”). The Revolving Credit Facility provided loans in a maximum amount of $20 million and would mature on September 27, 2012. In connection with the closing of an amendment in January 2010, the interest rate was, at the Company’s option, either a rate of one-half of 1.0% per annum above the Federal Funds Rate plus 5.0% for base rate advances or the Eurodollar rate plus 6.0% provided that the rate would increase 75 basis points if the Company’s Leverage Ratio (as defined in the First Lien Credit Agreement) exceeded a certain level. Unused borrowings under the Revolving Credit Facility were subject to a 1.0% commitment fee per annum. As of April 2, 2011 and December 31, 2010, the Company had $1.0 million and zero, respectively, of borrowings outstanding under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility were secured by the assets of the Company.  As of April 2, 2011, there were $4.0 million in letters of credit issued under the Revolving Credit Facility.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The Term B Credit Facility, as amended, provided for borrowings up to $93 million, including the Third Incremental Term B Facility described below.  As of April 2, 2011, $71.8 million (net of the debt discount of $2,142) was outstanding under the Term B Credit Facility. The term loan provided for interest, depending on the Company’s election, at a rate of one-half of 1.0% per annum above the Federal Funds Rate plus 5.5% or the Eurodollar rate plus 6.5%. Beginning December 31, 2009, in connection with the closing of an amendment in January 2010, the interest rate increased by 75 basis points if the Company’s Leverage Ratio exceeded a certain level. The loan under the Term B Credit Facility is to be amortized from December 31, 2007 until maturity. The Term B Credit Facility was secured by substantially all of the assets of the Company.

On July 16, 2010, the Company amended its existing Term B Credit Facility to provide a Third Incremental Term B Facility (the “Third Incremental Term B Facility”) of up to $20.0 million.  The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs.  The Third Incremental Term B Facility bore interest at the same rate as the Term B Credit Facility.  Pursuant to the terms of the amendment, the Third Incremental Term B Facility lenders received warrants to purchase an aggregate of 53,572 shares of common stock of the Company.  The warrants had an exercise price of $0.56 per share, vested 25% upon issuance, and the remaining warrants vested ratably through September 1, 2012.  The warrants contained a cashless exercise provision and provided for anti-dilution adjustments in the case of reclassifications, consolidations, mergers or sales that impact the Company’s common stock.

The Company also agreed to pay to the Third Incremental Term B Facility lenders a deferred fee in cash up to a maximum of $3.5 million, which would be earned by the lenders through July 12, 2012 and was payable on March 26, 2013, or earlier under certain circumstances contained in the amendment.  The deferred fee payable in cash would be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above.  Additionally, payment of the deferred fee in cash would result in the termination of the related warrants.  As a result of the contractual relationship between the exercise of the warrants and the payment of the deferred fee, the Company considered them to be separate financial instruments that should be measured at fair value and treated as a discount to the debt issued under the amendment, and classified as liabilities in the accompanying condensed consolidated balance sheet.  The estimated fair value of these instruments was $3.2 million as of December 31, 2010 and $3.3 million as of April 2, 2011, which was calculated using probability-weighted discounted cash flows for the deferred fee and the fair value of the related warrants based on the likelihood of satisfying the ultimate liability in either cash or shares of common stock, or a combination of both.   The liability relating to the deferred fee and warrants is included in other long-term liabilities as of April 2, 2011 and December 31, 2010, with changes in fair value of these instruments recorded within the consolidated statements of operations as a component of interest expense.  During the three months ended April 2, 2011, the Company recognized additional interest expense of $0.4 million related to the accretion of both the debt, net of discount, and the deferred fee liability to their estimated maturity values.

The Term C Credit Facility is for $19.5 million, which was the outstanding balance as of April 2, 2011 and December 31, 2010. The interest rate was amended to 16.25% on $8.0 million of the Term C Credit Facility for the period from April 1, 2009 to December 31, 2009 in connection with the December 2009 amendment and 13.08% on the remaining $11.5 million.  Effective January 1, 2010, the interest rate on the $8.0 million increased to 16.5%.

The First Lien Credit Agreement, as amended, included various financial covenants, the most significant of which required that the Company maintain certain quarterly financial ratios and limit annual capital expenditures. Pursuant to an amendment entered into on June 16, 2010, the required quarterly financial ratios became more restrictive to the Company over time. The Company was not in violation of any of its covenants at April 2, 2011 and December 31, 2010.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Letter of Credit Transaction

On March 31, 2010, the Company entered into a Senior Secured Letter of Credit Facility arrangement (the “LOC Facility”), via an amendment to the First Lien Credit Agreement (the “Amendment”), by and among UniTek Acquisition, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Acquisition”), UniTek Midco, Inc., a Delaware company and indirect wholly owned subsidiary of the Company (“Midco”), certain subsidiaries of Acquisition as guarantors, the initial lenders under the LOC Facility, and Royal Bank of Canada, as administrative agent and collateral agent for the lenders.  The Amendment established an incremental $12 million revolving tranche (the “Incremental Tranche”) added to the credit facilities established by the First Lien Credit Agreement.  The full amount of Incremental Tranche was solely available to Acquisition for the issuance of letters of credit in support of Acquisition’s obligations under certain insurance policies and other general corporate purposes.  The LOC Facility charged a 1.3333% per month cash fee payable on issued but unfunded letters of credit and a 1.0% per annum cash fee on the daily average unfunded amount of the LOC Facility.  Funded letters of credit would carry an interest rate of LIBOR plus 6.75% per annum with a 2.5% LIBOR floor.

Second Lien Credit Agreement

The Company was party to the Second Lien  Credit Agreement, dated September 27, 2007 (the “Second Lien Credit Agreement”), which provided for a $25 million term facility that would mature on September 27, 2012 and was repayable in full at that date. The Company entered into two amendments with the lenders under the Second Lien Credit Agreement in 2009. The first amendment, in May 2009, modified certain covenants in return for a 1.0% fee and an increase in the interest rate. The second amendment, in December 2009, modified certain financial covenants through September 2012 pending meeting the required terms for closing the amendment, which occurred in January 2010. The interest rate at April 2, 2011 was the greater of 15.75% per annum and the Eurodollar rate plus 7.25%. Interest was due quarterly beginning on December 31, 2007 until maturity. The Second Lien Credit Agreement was secured by substantially all of the assets of the Company.  The Second Lien Credit Agreement included various covenants, the most significant of which required the Company to maintain certain quarterly financial ratios and limits capital expenditures. The required quarterly financial ratios became more restrictive to the Company over time. The Company was not in violation of any of its covenants at April 2, 2011 and December 31, 2010.

Termination of First Lien Credit Agreement and Second Lien Credit Agreement

The First Lien Credit Agreement and Second Lien Credit Agreement were terminated on April 15, 2011 as part of the Company’s debt refinancing (see Note 15).  All outstanding amounts owed by UniTek and its subsidiaries under the First Lien Credit Agreement and the Second Lien Credit Agreement were re-paid in full and all corresponding security interests under the First Lien Credit Agreement and the Second Lien Credit Agreement were released.  In conjunction with the debt refinancing, the earned portion of the deferred fee related to the Third Incremental Term B Facility was paid and all warrants and future obligations were terminated.

7.       Fair Value Measurements

As defined by ASC 820, the fair value of an asset or liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of input that may be used to measure fair value.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities.  The carrying values of the Company’s notes payable and long-term debt is determined by comparison to rates currently available for debt with similar terms, credit risk and maturities.  The fair value of the Company’s long-term debt at April 2, 2011 and December 31, 2010 is $97.2 and $97.1 million, respectively. Fair value has been estimated based on the present value of future cash flows using market interest rates for the same contractual terms and considering the Company’s credit risk.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2011:

	Fair Value Measurements at April 2, 2011
	Fair Value at April 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$11,857	$11,857	$-	$-
Total	$11,857	$11,857	$-	$-

Liabilities
Warrant liability	$26	$-	$26	$-
Deferred fee	3,265	-	-	3,265
Other	160	-	-	160
Total	$3,451	$-	$26	$3,425

 The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,716	$17,716	$-	$-
Total	$17,716	$17,716	$-	$-

Liabilities
Warrant liability	$26	$-	$26	$-
Deferred fee	3,225	-	-	3,225
Other	160	-	-	160
Total	$3,411	$-	$26	$3,385

The change in the fair value of the deferred fee from December 31, 2010 to April 2, 2011, was a loss of approximately $0.04 million, which is reflected as a component of other income within the consolidated results of operations.  The change in fair value of the deferred fee is the result of changes in the present value of the expected future cash flows due to the passage of time.  On April 15, 2011, the earned portion of the deferred fee was paid in full in connection with the refinancing of the Company’s outstanding debt, as described in Note 15.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

8.       Legal Proceedings

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

9.       Warrants

At April 2, 2011, the Company had outstanding warrants to purchase up to 157,879 shares of its common stock. The warrants’ exercise prices range from $0.56 to $140.00 per share and the warrants expire between June 21, 2011 and December 2, 2020.  The weighted average price is $83.38 per share.  During the three months ended April 2, 2011 and April 3, 2010, no warrants to purchase shares were exercised and there were no new issuances of warrants.  In conjunction with the April 2011 debt refinancing described in Note 15, 53,572 warrants issued in connection with the Third Incremental Term B Facility were terminated.

10.       Stock Options and Restricted Stock Units

As of April 2, 2011, the Company sponsored four stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2009 Omnibus Securities Plan (the “2009 Plan”),  2001 Equity Incentive Plan (the “2001 Plan”) and the 2007 Equity Incentive Plan (the “2007 Plan”) (collectively, (the “Plans”). The Company accounts for these Plans pursuant to ASC 718, “Stock-Based Compensation” (“ASC 718”).

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our Board. The options expire no later than ten years after the date the stock option is granted.  As of April 2, 2011, a total of 1.8 million shares of the Company’s common stock had been reserved for issuance under the Plans including 0.9 million shares remaining eligible for the grant of awards under the Plans.

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

Each tendered eligible option was cancelled in exchange for either a grant of RSUs or a replacement option, depending on whether the tendered eligible option was in Group 1, Group 2 or Group 3.  In exchange for each tendered eligible option in Group 1 and Group 3, the holder was granted a replacement option with an exercise price per share equal to the fair market value of the Company’s common stock on the first business day following the expiration of the tender offer, January 10, 2011. Except for the exercise price and the date of grant, all other material terms and provisions (including post-termination exercise periods) of the eligible options remained unchanged.  In exchange for the tender of all eligible options in Group 2, each holder received a grant of RSUs under the 2009 Plan.  RSUs represent the right to receive one share of the Company’s common stock for each vested restricted stock unit.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The tender offer expired on Friday, January 7, 2011, and pursuant to the tender offer, eligible options to purchase an aggregate of 296,833 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted for repurchase these eligible options. The holders of eligible options who validly tendered eligible options received an aggregate of 688,976 RSUs and 96,204 replacement options, repriced at an exercise price of $9.42 per share.  For more information, refer to the Company’s Tender Offer Statement on Schedule TO, as filed with the SEC on December 9, 2010, as amended on December 28, 2010 and January 10, 2011.

The Company also issued an additional 74,202 RSUs on January 10, 2011 to eligible employees and members of the Board who were not eligible to participate in the tender offer or that did not hold any Group 2 options.  On February 17, 2011, the Company issued an additional 11,607 RSUs to an eligible employee.

The following table represents stock options and RSUs under each of the Company’s Plans as of April 2, 2011:

	2007 Plan		2001 Plan		2009 Plan and 1999 Plan		RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	278,363	$56.00	302	$77,700	36,759	$56.68	-	$-
Cancelled / Forfeited in Tender Offer	(278,363)	$56.00	-	-	(18,364)	$56.68	-	-
Granted – New	-	-	-	-	-	-	85,809	$9.49
Granted – Tender Offer	77,840	$9.42	-	-	18,364	$9.42	688,976	$9.42
Cancelled / Forfeited	-	-	-	-	(3,689)	$46.16	(7,143)	$9.42
Stock Options and RSUs outstanding at April 2, 2011	77,840	$9.42	302	$77,700	33,070	$33.25	767,642	$9.43

Pursuant to ASC 718, the Company accounted for the tender offer as a modification of the existing stock options.  For Group 1 and Group 3 vested options, the Company recorded stock-based compensation expense in the three months ended April 2, 2011 of $0.4 million for the aggregate difference between the fair value of the stock options before and after the modification.  For Group 2 options, the Company recorded $1.9 million of stock-based compensation expense in the quarter ended April 2, 2011 for the incremental fair value of the replacement RSU’s and the amortization of the unrecognized original grant date fair value of the stock options tendered in the exchange.  In addition, the Company recorded $0.2 million of stock-based compensation expense in the quarter ended April 2, 2011 for the new RSUs granted in the quarter.

As of April 2, 2011, there was $8.0 million of total unrecognized compensation cost related to the nonvested share-based compensation arrangements granted under the Plans (Group 2 and new RSU’s granted).  That cost is expected to be recognized over a weighted-average period of 3.25 years.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

11.       Related-Party Transactions

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

On January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital Partners LP (“HM LP”).    Pursuant to the M&O Agreement, the Company agreed to pay HM LP an annual fee of $0.7 million in calendar year 2010 in consideration for HM LP’s provision of financial oversight and monitoring services to the Company as they may be requested from time to time.  In connection with the closing of the Company’s Equity Offering on November 16, 2010, the parties to the M&O Agreement agreed to terminate the M&O Agreement.  For the three months ended April 3, 2010, the Company incurred $0.2 million in monitoring and oversight fees, including expenses.  In connection with the termination of the M&O Agreement the Company also agreed pay a termination fee of $4.3 million (payable in cash or stock, as described below) that would only become payable once the following two conditions are met:

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and

•
The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of our Series B Convertible Preferred Stock, par value $0.00002 per share (the “Series B Preferred”) and all other shares owned by Sector Performance Fund prior to the Equity Offering.  Subsequent to the Equity Offering and as of April 2, 2011, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency under ASC 450.  As of April 2, 2011, the Company believes it does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee.  The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The Company also entered into a Credit and Support Agreement with two funds of HM LP that were parties to the guaranty of the Holdings Revolving Facility with BMO Capital Markets Financing, Inc. (the “Holdings Revolving Facility”).  With the closing of the Equity Offering and repayment of the Holdings Revolving Facility, the Credit and Support Agreement was terminated and all shares of the Series B Convertible Preferred Stock (“Series B Preferred”) were converted into common stock.  The Credit and Support Agreement provided for the payment of a credit support fee for the continued guaranty of the Company’s performance under the Holdings Revolving Facility.  The credit support fee was equal to 6% (or the maximum contract rate of interest permitted by law if less than 6%) on the aggregate of the outstanding principal and accrued interest added to the principal.  The credit support fee was payable quarterly in cash or, at the Company’s option in shares of Series B Preferred.  For the three months ended April 3, 2010, the Company recorded $0.3 million for the credit support fee that is included in interest expense.  This credit support fee was subsequently paid with the issuance of Series B Preferred on April 14, 2010.

12.           Income Taxes

During the three months ended April 2, 2011, the Company’s income tax expense of $0.5 million consisted primarily of a current tax benefit of $0.1 million related to the Company’s Canadian operations and a deferred tax expense of $0.5 million related to tax deductible goodwill and $0.1 million for state income tax.  Because the Company has not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance for substantially all of its gross deferred tax asset.  Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that the Company’s deferred tax assets will be recognized.

During the three months ended April 3, 2010, the Company’s income tax expense of $0.1 million consisted primarily of a current tax expense related to the Company’s Canadian operations.

13.       Discontinued Operations

Discontinued operations for the three months ended April 3, 2010, consisted of certain cable markets that were exited for operational reasons as well as wireless service locations that were shut down and discontinued due to lack of continuing revenues and operational reasons. Discontinued operations did not impact the Company’s operating results for the three months ended April 2, 2011.  The following table summarizes the results for the Company’s discontinued operations for the three months ended April 3, 2010:

Revenues	$1,421
Cost of revenues	1,721
Gross margin	(300)
Depreciation and amortization	52
Operating loss	(352)
Gain on sale of assets	-
Loss from discontinued operations before income taxes	(352)
Tax benefit from discontinued operations	-
Loss from discontinued operations	$(352)

14.       Segment Reporting

ASC 280 “Segment Reporting” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. The Company reports its financial results on the basis of two reportable segments: (1) Fulfillment and (2) Engineering and Construction.  The Fulfillment segment consists of installation and other services for the pay television industry. This reportable segment includes the aggregation of the satellite and broadband cable operating segments of the Company.  The Engineering and Construction segment consists of engineering and construction services for the wired and wireless telecommunications industry on a project basis.  This reportable segment includes the aggregation of the wireline and wireless operating segments of the Company.  Transactions within and between segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Management believes segment operating income represents the closest GAAP measure to segment EBITDA.  Selected segment financial information for the three months ended April 2, 2011 and April 3, 2010 is presented below:

	Three Months Ended
	April 2, 2011			April 3, 2010
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$63,940	$27,908	$91,848	$61,570	$26,229	$87,799
Cost of revenue	51,204	26,322	77,526	51,174	23,535	74,709
Gross profit	12,736	1,586	14,322	10,396	2,694	13,090
Selling, general and administrative expenses	7,156	3,712	10,868	5,638	3,746	9,384
Depreciation and amortization	5,236	1,137	6,373	5,551	1,002	6,553
Operating income (loss)	$344	$(3,263)	$(2,919)	$(793)	$(2,054)	$(2,847)
Interest expense			4,473			5,172
Other income, net			(29)			-
Loss from continuing operations before income taxes			$(7,363)			$(8,019)

At April 2, 2011, the total assets of the Fulfillment segment were $183.4 million and the Engineering and Construction segment was $102.7 million.  This compares to $186.6 million and $109.4 million at December 31, 2010 for the Fulfillment segment and the Engineering and Construction segment, respectively.  The decrease of $3.2 million in the assets of the Fulfillment segment was primarily the result of lower accounts receivable due to lower revenues in the first quarter of 2011.  The decrease of $6.7 million in the Engineering and Construction assets compared to December 31, 2010 is primarily due to a decrease in accounts receivable as a result of lower overall revenues.

15.       Subsequent Events

Bank Refinancing

On April 15, 2011, the Company completed a refinancing of all of its existing debt by entering into (i) a Credit Agreement (the “Term Loan Agreement”) by and among UniTek, several banks and other financial institutions or entities that are parties to the Term Loan Agreement (collectively, the “Term Lenders”); and (ii) a Revolving Credit and Security Agreement (the “Revolving Loan Agreement”), by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association, (the “Revolving Lender”).

The Term Loan Agreement provides for a $100 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.  The Term Loan is to be repaid in installments beginning on June 30, 2011 and ending in 2018. The Term Loan bears interest at LIBOR (with a floor of 1.50%) plus a margin of 7.50%. The Revolving Loan matures in 2016. UniTek may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan is LIBOR (with no floor) plus a margin of between 2.25% and 2.75%. Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50 million and $25 million, respectively.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek).

The Term Loan Agreement and the Revolving Loan Agreement require the Company to be in compliance with specified financial covenants, including (i) a “Consolidated Leverage Ratio” (as such term is respectively defined and applied in the Term Loan Agreement and the Revolving Loan Agreement) of less than a range of 4.75-3.00 to 1.00 (such ratio declining over time); (ii) a “Fixed Charge Coverage Ratio” (as such term is defined in the Term Loan Agreement and the Revolving Loan Agreement) not less than 1.2 to 1.0 for every fiscal quarter ended after the end of fiscal year 2011 (and a ratio of not less than 1.1 to 1.0 for every fiscal quarter ended in fiscal year 2011); and (iii) certain other covenants related to the operation of UniTek’s business in the ordinary course. In the event of noncompliance with these financial covenants and other defined events of default, the Term Lenders and the Revolving Lender are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Term Loan and the Revolving Loan.

Pinnacle Wireless Acquisition

On April 15, 2011, UniTek closed the transactions contemplated by an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle Wireless, Inc. (“Pinnacle”) and its former owners (the “Sellers”).  In accordance with the Asset Purchase Agreement, UniTek agreed to pay the Sellers an aggregate purchase price of up to $50 million, subject to certain conditions and adjustments as set forth in the agreement, consisting of a base purchase price of $20 million and earnout payments of up to $30 million.  The base purchase price of $20 million consisted of $12 million in cash and $8 million in shares of UniTek common stock, par value $0.00002 per share.  The number of shares of common stock was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2011, which was $8.65, resulting in the issuance of 924,856 shares of the Company’s common stock.  Of the consideration paid in shares of the Company’s common stock, 578,037 shares were delivered to the Sellers at closing and 346,819 shares were delivered to an escrow agent, to be held until their release in accordance with the terms of the Asset Purchase Agreement.  The earnout payments are based upon the achievement of incremental EBITDA performance targets defined in the Asset Purchase Agreement. The earnout payments of up to $30 million will be payable 60% in cash and 40% in shares of UniTek common stock, for which the number of shares of common stock will be determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to the EBITDA measurement date giving rise to the earnout payment being made.

The Pinnacle acquisition expands the Company’s presence in the two-way radio and wireless communications systems integration markets.  Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate. The combination of Pinnacle’s capabilities and UniTek’s financing capabilities, shared service platform and size, is expected to provide for the expansion and continued growth in these markets.

Further information related to the accounting for this acquisition has not been disclosed, as the activities required to complete the initial accounting have not been completed as of the issuance date of these condensed consolidated financial statements.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information included in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “will,” “expects,” “believes,” “estimates,” “anticipates,” “planned,” “scheduled,” “continue” or similar terms, variations of those terms or the negative of those terms.

These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues and/or earnings and our ability to manage and control costs;
•	changes in our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging technologies in our industries;
•	changes in our ability to obtain additional financing and the potential for restrictive covenants within our credit agreements;
•	our growth strategy and our ability to consummate acquisitions and integrate them into our existing operations;
•	trends in the satellite television, broadband cable and telecommunications industries;
•	key drivers of change in our business, as identified in this quarterly report;
•	our competitive position and the competitive landscape;
•	shortages in fuel supply or increase in fuel prices could increase operating expense; and
•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as risks:

•	related to a concentration in revenues from a small number of customers;
•	associated with the consolidation of our customers;
•	associated with competition in the satellite television, broadband cable and telecommunications industries;
•	that we will not be able to generate positive cash flow; and
•	that we may not be able to obtain additional financing.

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

 Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended April 2, 2011, and April 3, 2010, has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

On January 27, 2010, Berliner Communications Inc. (“Berliner”) and UniTek Holdings, Inc. (“Holdings”) entered into an Agreement and Plan of Merger, (the “Merger Agreement”), pursuant to which Holdings merged into Berliner and became a wholly-owned subsidiary of Berliner, (the “Merger”). On June 4, 2010, Berliner filed a charter amendment and changed its name to UniTek Global Services, Inc.

As a result of the Merger, Holdings was the accounting acquirer with Berliner (now UniTek) as the legal acquirer and registrant.   As the accounting acquirer, the results for the quarter ended April 2, 2011 are of UniTek for the entire period and the results for the quarter ended April 3, 2010 are of Holdings’ for the entire period and include the results of operations of Berliner from January 27, 2010.

Results of Operations – Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended
	April 2, 2011	April 3, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$91,848	$87,799
Cost of revenues	77,526	74,709
Gross profit	14,322	13,090
Selling, general and administrative expenses	10,868	9,384
Depreciation and amortization	6,373	6,553
Operating loss	(2,919)	(2,847)
Interest expense	4,473	5,172
Other income, net	(29)	-
Loss from continuing operations before income taxes	(7,363)	(8,019)
Income tax expense	(512)	(69)
Loss from continuing operations	(7,875)	(8,088)
Loss from discontinued operations	-	(352)
Net loss	$(7,875)	$(8,440)
Net loss per share- basic and diluted:
Continuing operations	$(0.52)	$(3.53)
Discontinued operations	$0.00	$(0.15)
Weighted average shares of common stock outstanding -basic	15,154	2,296
Adjusted EBITDA (1)	$5,965	$5,545

(1)  See description of “Adjusted EBITDA” and “Adjusted Pro Forma EBITDA” below.

The following table presents, for the dates indicated, a summary of our condensed consolidated balance sheet information.

(in thousands)	April 2, 2011	December 31, 2010
Current assets	$92,040	$98,435
Total assets	286,131	296,054
Current liabilities	65,832	71,482
Long-term debt and capital lease obligations, net of current portion	107,637	107,295
Stockholders’ equity	106,902	112,207

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended April 2, 2011 and April 3, 2010.

	Three Months Ended (unaudited)
	April 2, 2011		April 3, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$63,940	69.6%	$61,570	70.1%	$2,370
Engineering and Construction	27,908	30.4%	26,229	29.9%	1,679
Total	$91,848	100%	$87,799	100%	$4,049

We had revenue of $91.8 million for the three months ended April 2, 2011, compared to $87.8 million for the three months ended April 3, 2010.  This represents an increase of $4.0 million, or 4.6%.

Revenue for the Fulfillment segment increased by $2.4 million, or 3.8%, from $61.6 million for the three months ended April 3, 2010 to $63.9 million for the three months ended April 2, 2011. The increase in revenues from our Fulfillment segment is primarily attributable to increased revenues from our satellite operations of $3.3 million, offset by a decrease in revenue derived from our cable operations of $0.9 million due to slower broadband cable construction during the first quarter of 2011.

Revenue for the Engineering and Construction segment increased $1.7 million, or 6.4%, from $26.2 million for the three months ended April 3, 2010 to $27.9 million for the three months ended April 2, 2011.  The increase is primarily the result of higher wireline revenues which increased by $3.9 million due to strong growth in our wireline maintenance and service business.  This increase was offset by a decrease of $2.2 million in revenues derived from our wireless operations, which is primarily the result of the timing of several larger wireless customer projects.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended April 2, 2011 and April 3, 2010.

	Three Months Ended (unaudited)
	April 2, 2011		April 3, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$12,736	19.9%	$10,396	16.9%	$2,340
Engineering and Construction	1,586	5.7%	2,694	10.3%	$(1,108)
Total	$14,322	15.6%	$13,090	14.9%	$1,232

Our gross profit for the three months ended April 2, 2011 was $14.3 million compared to $13.1 million for the three months ended April 3, 2010, representing an increase of $1.2 million, or 9.4%.  Our gross profit as a percentage of revenue was approximately 15.6% for the three months ended April 2, 2011, as compared to 14.9% for the three months ended April 3, 2010.

For the Fulfillment segment, gross margin increased from 16.9% for the three months ended April 3, 2010 to 19.9% for the three months ended April 2, 2011.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross margin decreased from 10.3% to 5.7%.  The decrease is primarily the result of decreased revenues within our wireless business, partially offset by increased margins within our wireline business due to higher volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended April 2, 2011 were $10.9 million as compared to $9.4 million for the three months ended April 3, 2010, representing an overall increase of $1.5 million.  Our stock compensation expense for the three months ended April 2, 2011 increased by approximately $2.1 million as compared to the prior year due to the restricted stock units granted on January 10, 2011 and the tender offer completed on that date. During the three months ended April 2, 2011, we incurred $0.9 million in additional costs related to legal expenses, public company costs and investments in infrastructure for growth. These increases were offset by a decrease of $1.5 million in acquisition related expenses that were incurred in the first quarter of 2010 and which did not reoccur in 2011.

Adjusted EBITDA, Adjusted Pro Forma EBITDA and Net income (loss) after certain non-cash adjustments

Adjusted EBITDA is a key indicator used by our management to evaluate operating performance of our company and to make decisions regarding compensation and other operational matters. While this Adjusted EBITDA is not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our performance with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies.  We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.  Adjusted EBITDA is our EBITDA adding back transaction costs for the Merger, certain restructuring costs and other non-cash charges.

Net loss after certain non-cash adjustments is a key indicator used by our management to evaluate operating performance of our company.  While the net loss after certain non-cash adjustments is not intended to replace any presentation included in our consolidated financial statements under GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry.  Specifically, (i) non-cash compensation expense may vary due to factors influencing the estimated fair value of performance based rewards, estimated forfeiture rates and amounts granted, (ii) non-cash interest expense varies depending on the timing of amendments to our debt and changes to our debt structure and (iii) amortization of intangible assets is impacted by the Company’s acquisition strategy and timing of acquisitions.

A reconciliation of adjusted pro forma EBITDA and net loss after certain non-cash adjustments to net loss for the three month periods is as follows (amounts in thousands):

			Pro Forma
	Three Months Ended		Three Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Net loss	$(7,875)	$(8,440)	$(7,875)	$(7,000)
Berliner pro forma net loss (a)	-	-	-	(1,009)
Non-cash stock based compensation	2,511	399	2,511	424
Non-cash interest expense	1,390	1,454	1,390	1,454
Non-cash amortization	2,807	4,012	2,807	4,120
Net loss after certain non-cash adjustments	$(1,167)	$(2,575)	$(1,167)	$(2,011)

Loss from discontinued operations	-	352	-	352
Income tax expense	512	69	512	69
Cash interest expense	3,083	3,718	3,083	3,825
Other income, non cash	(29)	-	(29)	-
Depreciation	3,566	2,541	3,566	2,541
Merger transaction costs	-	1,440	-	-
Adjusted EBITDA/Adjusted pro forma EBITDA	$5,965	$5,545	$5,965	$4,776

(a)	Berliner pro forma net loss includes additional interest and amortization resulting from the Merger as if the Merger had occurred at the beginning of the periods presented.

Adjusted pro forma EBITDA increased by 24.9% to $6.0 million for the three months ended April 2, 2011 from $4.8 million for the three months ended April 3, 2010.  Our year over year improvement of $1.4 million in pro forma gross profit was the main contributor to this increase, offset by an increase of $0.2 million in SG&A, excluding stock-based compensation expense and merger transaction costs.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $3.6 million for the three months ended April 2, 2011 compared to $2.5 million for the three months ended April 3, 2010.  Of this increase, $0.1 million is attributable to the Merger, with the remaining increase due to the conversion of a portion of our vehicle fleet from operating leases to capital leases in the fourth quarter of 2010.

Amortization of intangible assets recorded as a result of acquisitions resulted in amortization expense of approximately $2.8 million for the three months ended April 2, 2011 compared to $4.0 million for the three months ended April 3, 2010. A portion of our customer related intangible assets arising from broadband cable acquisitions completed in prior years reached the end of their estimated useful lives, resulting in the decrease in amortization expense.

Interest Expense

We recognized $4.5 million and $5.2 million in interest expense during the three months ended April 2, 2011 and April 3, 2010, respectively.  The decrease of $0.7 million was primarily related to lower outstanding debt resulting from the paydown of our existing term loan and revolver in the fourth quarter of 2010 and the payoff of the Holdings Revolving Facility which resulted in a combined decrease of $1.6 million in interest expense for the three months ended April 2, 2011 as compared to the three months ended April 3, 2010.  This decrease was offset by an increase of $0.3 million in the amortization of deferred financing costs, $0.1 million of additional interest expense relating to vehicle leases accounted for as capital leases, and a $0.5 million gain resulting from the change in fair value of an interest rate collar during the first quarter of 2010, which did not reoccur in 2011 as a result of the interest rate collar being terminated in November 2010.

Income Taxes

During the three months ended April 2, 2011, we recorded income tax expense of $0.5 million, which consisted primarily of a current tax benefit of $0.1 million related to our Canadian operations and a deferred tax expense of $0.5 million related to tax deductible goodwill and $0.1 million for state income tax.  Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in FASB ASC 740, and accordingly, has recorded a valuation allowance for substantially all of its gross deferred tax asset.  Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

During the three months ended April 3, 2010, our income tax expense of $0.1 million consisted primarily of a current tax expense related to our Canadian operations.

Net Loss

We had a net loss of $7.9 million for the three months ended April 2, 2011, compared to a net loss of $8.4 million for three months ended April 3, 2010.  The net loss for the three months ended April 3, 2010, includes a loss from discontinued operations of $0.4 million.  The loss from discontinued operations was the result of the closure of certain cable installation and wireless locations.

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2011, we had consolidated current assets of approximately $92.0 million, including cash and cash equivalents of approximately $11.9 million.  Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit and capital expenditures.  In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal use of cash during the quarter ended April 2, 2011 was to fund working capital purposes.

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

Debt Refinancing

On April 15, 2011, we completed a refinancing of all of our existing debt (the “Debt Refinancing”) by entering into (i) a Credit Agreement (the “Term Loan Agreement”) by and among UniTek, the several banks and other financial institutions or entities that are parties to the Term Loan Agreement (collectively, the “Term Lenders”), FBR Capital Markets LT, Inc., as documentation agent, as syndication agent and as administrative agent; and (ii) the Revolving Credit and Security Agreement (the “Revolving Loan Agreement”), by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association, as agent for the lenders under the Revolving Loan Agreement (collectively, the “Revolving Lenders”).  The Term Loan Agreement provides for a $100 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.

The Term Loan is to be repaid in installments beginning on June 30, 2011 and ending in 2018. The Term Loan bears interest at LIBOR (with a floor of 1.50%) plus a margin of 7.50%. The Revolving Loan matures in 2016. We may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan is LIBOR (with no floor) plus a margin of between 2.25% and 2.75%. Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50 million and $25 million, respectively.

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of the Company as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lenders and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek).

The Term Loan Agreement and the Revolving Loan Agreement require us to be in compliance with specified financial covenants, including (i) a “Consolidated Leverage Ratio” (as such term is respectively defined and applied in the Term Loan Agreement and the Revolving Loan Agreement) of less than a range of 4.75-3.00 to 1.00 (such ratio declining over time); (ii) a “Fixed Charge Coverage Ratio” (as such term is defined in the Term Loan Agreement and the Revolving Loan Agreement) not less than 1.2 to 1.0 for every fiscal quarter ended after the end of fiscal year 2011 (and a ratio of not less than 1.1 to 1.0 for every fiscal quarter ended in fiscal year 2011); and (iii) certain other covenants related to the operation of UniTek’s business in the ordinary course. In the event of noncompliance with these financial covenants and other defined events of default, the Term Lenders and the Revolving Lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Term Loan and the Revolving Loan.

We believe that our cash, cash equivalents and availability under our new credit facilities will be sufficient to meet our anticipated cash requirements within our existing businesses for at least the next 12 months.  If we make additional acquisitions or our growth in revenues exceeds our current projections, we may need to seek additional sources of liquidity.  If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecast amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and operations, which could harm our business.

Below is a summary of our debt agreements that were in place during the quarter ended April 2, 2011 that is relevant to an understanding of our liquidity and capital resources:

First Lien Credit Agreement and Second Lien Credit Agreement

General

On September 27, 2007, UniTek Acquisition, Inc., or Acquisition, entered into the First Lien Credit Agreement, by and among Acquisition, UniTek Midco, Inc., or Midco, certain subsidiaries of Acquisition as guarantors (the “Guarantors”), the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner, which we refer to as the First Lien Credit Agreement.  The First Lien Credit Agreement provided for a First Lien Revolving Credit Facility, or the Revolving Credit Facility, a First Lien Term B Credit Facility, or the Term B Credit Facility, and a First Lien Term C Credit Facility, or the Term C Credit Facility.  On September 27, 2007, UniTek Acquisition, Inc., or Acquisition, also entered into the Second Lien Credit Agreement, by and among Acquisition, Midco, certain subsidiaries of Acquisition as guarantors, the initial lenders, Royal Bank of Canada, as administrative agent and collateral agent for the lenders and RBC Capital Markets, as lead arranger and book-runner, which we refer to as the Second Lien Credit Agreement.  The Second Lien Credit Agreement provided for a $25 million term facility that matures on September 27, 2012 and is repayable in full at that date.  The First Lien Credit Agreement and Second Lien Credit Agreement were terminated on April 15, 2011 as part of the Debt Refinancing.  All outstanding amounts owed by UniTek and its subsidiaries under the First Lien Credit Agreement and the Second Lien Credit Agreement were re-paid in full and all corresponding security interests under the First Lien Credit Agreement and the Second Lien Credit Agreement were released.

Availability and Term

The credit facilities under the First Lien Credit Agreement were (1) the Term B Credit Facility, (2) the Term C Credit Facility and (3) the Revolving Credit Facility, with a portion of such Revolving Credit Facility available as a swing line facility and a portion available as a letter of credit facility.  The Term B Credit Facility and the Revolving Credit Facility, including the swing line loan facility and the letter of credit facility, mature on September 27, 2012.  The Term C Credit Facility matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.  As of April 2, 2011, the Term B Credit Facility and the Term C Credit Facility were drawn at $73.9 million, excluding debt discounts of $2.1 million.  The credit facility under the Second Lien Credit Agreement is a $25 million second lien term loan facility.  As of April 2, 2011, the Second Lien Credit Agreement had a balance outstanding of $7.8 million.  The Second Lien Credit Agreement matures on the earlier of (1) three months after the maturity date of the Term B Credit Facility and (2) December 31, 2013.

Interest Rate and Fees

As of April 2, 2011, the Term B Credit Facility bore interest at a rate per annum equal to one-half of 1% above the Federal Funds Rate plus 5.5% for base rate advances and 6.5% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin would be increased for each period in which the Leverage Ratio was greater than 3.00:1.00 to 6.25% per annum for base rate advances and 7.25% per annum for Eurodollar rate advances (subject to 2.5% floor).  As of April 2, 2011, the Term C Credit Facility bore interest at a rate of 16.50% on $8.0 million of the debt and $13.08% on the remaining $11.5 million of the debt.  As of April 2, 2011, the Second Lien Credit Facility bore interest at a rate per annum equal to the greater of (1) 15.75% and (2) the Eurodollar rate plus a margin of 7.25%.  The Revolving Credit Facility interest rate margin was one-half of 1% above the Federal Funds Rate plus 5.0% for base rate advances or 6% of Eurodollar advances (subject to 2.50% floor) provided that the applicable margin for the Revolving Credit Facility would be increased for periods in which the Leverage Ratio was greater than 3.00:1.00 to 5.75% per annum for base rate advances and 6.75% per annum for Eurodollar rate advances (subject to 2.50% floor).

Guaranties and Security

The obligations under the First Lien Credit Agreement were guaranteed by the Guarantors and were secured by a first priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Acquisition and the Guarantors, other than Midco.

The obligations under the Second Lien Credit Agreement were guaranteed by the Guarantors and were secured by a second priority lien on substantially all of the assets and property of the Company and the Guarantors, including a pledge of all equity interests in Acquisition and the Guarantors, other than Midco.

The First Lien Credit Agreement and the Second Lien Credit Agreement contained representations and warranties and affirmative and negative covenants that are customary for debt facilities of this type.  In addition, the First Lien Credit Agreement contained certain financial covenants, including, among other things, a maximum total leverage ratio, a maximum first lien leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and minimum liquidity requirements.  The Second Lien Credit Agreement also contained total leverage ratio, maximum fixed charge coverage ratio and minimum interest coverage ratio covenants, although in some cases the covenants contained in the First Lien Credit Agreement were more restrictive.

The First Lien Credit Agreement and the Second Lien Credit Agreement also included events of default that are customary for debt facilities of this type, subject to significant threshold amounts and cure periods.  These events of default included, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness and bankruptcy.

On July 16, 2010, we amended our existing Term B Credit Facility to provide a Third Incremental Term B Facility of up to $20.0 million.  The proceeds were used to reduce the existing balance on the Revolving Credit Facility to support future working capital needs.  As of April 2, 2011, the Third Incremental Term B Facility bore interest at the same rate as the prior Term B Credit Facility.  Pursuant to the terms of the amendment, the Third Incremental Term B Facility lenders received warrants to purchase an aggregate of 53,572 shares of our common stock.  The warrants had an exercise price of $0.56 per share, vested 25% upon issuance, and the remaining warrants vest ratably through September 1, 2012.  We also agreed to pay to the Third Incremental Term B Facility lenders a deferred fee in cash up to a maximum of $3.5 million, which would be earned by the lenders through July 12, 2012 and was payable on March 26, 2013, or earlier under certain circumstances contained in the amendment.  The deferred fee payable in cash would be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above.  Additionally, payment of the deferred fee in cash would result in the termination of the related warrants.  During the year three months ended April 2, 2011, we recognized additional interest expense of $0.4 million related to the accretion of both the debt, net of discount, and the deferred fee liability to their estimated maturity values.  With the Debt Refinancing completed in April 2011, the earned portion of the deferred fee was paid and all related warrants were terminated.

Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under noncancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred.  Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.  These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows.  As of April 2, 2011 and December 31, 2010, the total cost of the assets under capital leases was approximately $25.2 million and $24.8 million, respectively, and the related accumulated depreciation was approximately $9.0 million and $7.1 million, respectively.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended April 2, 2011 and April 3, 2010:

	For the Three months Ended
(in thousands)	April 2, 2011	April 3, 2010
Net cash used in operating activities	$(2,701)	$(4,690)
Net cash used in investing activities	$(1,247)	$(527)
Net cash provided by (used in) financing activities	$(1,909)	$3,393

Net cash used in operating activities.

Net cash used in operating activities for the three months ended April 2, 2011 and April 3, 2010, was approximately ($2.7) million and ($4.7) million, respectively. During the three months ended April 2, 2011, cash flow used in operating activities primarily resulted from a decrease in account payable and accrued liabilities of $5.6 million as a result of the timing of the payment of outstanding payables and payroll from the year-end 2010, combined with lower revenue and corresponding costs in the first quarter of 2011.  Accounts receivable increased by approximately $1.1 million, inventories decreased by $0.6 million and prepaid expenses and other assets increased by $2.0 million.

Net cash used in operating activities in the three months ended April 3, 2010 was approximately $4.7 million.   During the three months ended April 3, 2010, cash flow used in operating activities primarily resulted from our operating income, net of non-cash charges, of approximately $0.4 million. Accounts receivable increased by approximately $5.2 million due to increased revenue during the three months ended April 3, 2010.

Net cash used in investing activities.

Net cash used in investing activities for the three months ended April 2, 2011 and April 3, 2010 was approximately $1.2 million and $0.5 million, respectively.  Cash used for the purchase of fixed assets was $1.0 million and $0.7 million for the three months ended April 2, 2011 and April 3, 2010, respectively. During the three months ended April 2, 2011, we also used approximately $0.3 million of cash for the acquisition of a cable installation business.

Net cash provided by (used in) financing activities.

Net cash provided by (used in) financing activities for the three months ended April 2, 2011 and April 3, 2010 was approximately ($1.9) million and $3.4 million, respectively.   During the three months ended April 2, 2011, net cash used in financing activities consisted primarily of $1.0 million of borrowings under the Revolving Credit Facility, offset by long-term debt and capital lease repayments of $2.9 million.

Net cash provided by financing activities was approximately $3.4 million in the three months ended April 3, 2010.  During the three months ended April 3, 2010, net cash provided by financing activities consisted primarily of $12.5 million from issuance of preferred stock and $0.4 million from issuance of common stock to support the Merger. Also as part of the Merger, existing Berliner debt of $7.2 million was repaid, net of cash acquired, and $2.6 million was paid on the Term B Credit Facility.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements.  Total letters of credit issued as of May 17, 2011 were $11.35 million, which were collateralized by cash.  Prior to the Debt Refinancing, our letters of credit were issued under the First Lien Credit Agreement.

Effect of Inflation

We do not believe that our businesses are impacted by inflation to a significantly different extent than the general economy.  However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Item 4T.     Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, such officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to various litigation claims that occur in the ordinary course of business, which the Company believes, even if decided adversely to us, would not have a material adverse effect on our business, financial condition, results of operations and liquidity.

Item 1A.  Risk Factors

There have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

(a)   Exhibits

#2.1
Asset Purchase Agreement, dated as of March 30, 2011 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011, and incorporated by reference herein).

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

# Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEK GLOBAL SERVICES, INC.

Date: May 17, 2011	By:	/s/ C. Scott Hisey
C. Scott Hisey
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2011	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)