Form 10-Q
period 2011-07-02
UniTek Global Services, Inc.
filed 2011-08-16
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011
OR

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

On August 9, 2011, 16,251,254 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
 (Unaudited)

	July 2,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,522	$17,716
Restricted cash	43	-
Accounts receivable and unbilled revenue, net of allowances	77,240	66,525
Inventories	10,577	10,374
Prepaid expenses and other current assets	3,407	3,820
Total current assets	98,789	98,435
Property and equipment, net	29,594	29,346
Amortizable intangible assets, net	38,414	16,570
Goodwill	161,303	146,547
Deferred tax assets, net	433	223
Other assets	5,195	4,933
Total assets	$333,728	$296,054

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$29,623	$29,604
Accrued liabilities	34,627	30,974
Current portion of contingent consideration	21,181	160
Current portion of long-term debt	1,000	2,940
Current income taxes	102	123
Current portion of capital lease obligations	7,769	7,681
Total current liabilities	94,302	71,482

Long-term debt, net of current portion	112,407	96,462
Long-term capital lease obligations, net of current portion	8,989	10,833
Deferred income taxes	3,476	1,845
Contingent consideration, net of current portion	2,854	-
Other long-term liabilities	2,096	3,225
Total liabilities	224,124	183,847

STOCKHOLDERS' EQUITY
Preferred Stock $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	-	-
Common Stock $0.00002 par value (200 million shares authorized, 16,187,487 and 15,154,081 issued and outstanding at July 2, 2011 and December 31, 2010, respectively)	-	-
Additional paid-in capital	248,578	237,009
Accumulated other comprehensive income	230	164
Accumulated deficit	(139,204)	(124,966)
Total stockholders' equity	109,604	112,207
Total liabilities and stockholders' equity	$333,728	$296,054

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Revenues	$106,416	$104,224	$198,264	$192,024
Costs of revenues	84,825	87,486	162,350	162,195
Gross profit	21,591	16,738	35,914	29,829
Selling, general and administrative expenses	13,078	9,166	23,946	18,551
Depreciation and amortization	7,149	7,098	13,522	13,651
Operating income (loss)	1,364	474	(1,554)	(2,373)

Interest expense	3,486	6,241	7,959	11,413
Loss on extinguishment of debt	3,466	-	3,466	-
Other (income) expense, net	(112)	146	(141)	146
Loss from continuing operations before income taxes	(5,476)	(5,913)	(12,838)	(13,932)
Income tax expense	(889)	(34)	(1,401)	(102)
Loss from continuing operations	(6,365)	(5,947)	(14,239)	(14,034)

Loss from discontinued operations	-	(196)	-	(548)

Net loss	$(6,365)	$(6,143)	$(14,239)	$(14,582)

Net loss per share – basic and diluted:
Continuing operations	$(0.40)	$(2.44)	$(0.91)	$(5.93)
Discontinued operations	-	(0.08)	-	(0.23)
Net loss	$(0.40)	$(2.52)	$(0.91)	$(6.16)

Weighted average shares of common stock outstanding:
Basic and diluted	16,019	2,442	15,584	2,368

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
 (Unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,239)	$(14,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	548
Provision for doubtful accounts	661	(305)
Depreciation and amortization	13,522	13,651
Amortization of deferred financing fees	798	1,588
Change in fair value of warrants and interest-rate collar	40	184
Accretion of debt discount	447	-
Loss on extinguishment of debt	3,466	-
Stock-based compensation	3,589	821
Interest added to debt principal	-	1,807
(Gain) loss on sale of fixed assets	(102)	83
Deferred tax assets, net	1,421	212
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(6,646)	(15,371)
Inventories	641	(1,227)
Prepaid expenses and other assets	225	2,095
Accounts payable and accrued liabilities	(508)	7,668
Net cash provided by (used in) operating activities – continuing operations	3,315	(2,828)
Net cash used in operating activities – discontinued operations	-	(379)
Net cash provided by (used in) operating activities	3,315	(3,207)

Cash flows from investing activities:
Acquisition of property and equipment	(2,788)	(1,805)
Proceeds from sale of property and equipment	357	118
Cash restricted for acquisition of business	-	133
Cash paid for acquisition of businesses, net of cash acquired	(12,581)	(35)
Net cash used in investing activities	(15,012)	(1,589)

Cash flows from financing activities:
Proceeds from issuance of common shares	-	420
Proceeds from issuance of preferred shares	-	12,500
Proceeds from prior revolving credit facilities	6,000	6,500
Proceeds from existing revolving credit facilities, net	16,566	-
Proceeds from the issuance of long-term debt, net of debt discount	97,000	-
Repayment and extinguishment of prior long-term debt	(108,900)	(3,170)
Repayment of capital leases	(4,594)	(2,768)
Repayment of existing long term debt	(250)	-
Repayment of acquired debt, net of cash acquired	-	(7,246)
Financing fees	(3,824)	(1,598)
Other financing activities	(515)	-
Net cash provided by financing activities	1,483	4,638

Effect of exchange rate on cash and cash equivalents	20	(107)
Net decrease in cash and cash equivalents	(10,194)	(265)
Cash and cash equivalents at beginning of period	17,716	2,263
Cash and cash equivalents at end of period	$7,522	$1,998

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010

Supplemental cash flow information:
Interest paid	$8,018	$8,673
Income taxes paid	$244	$88

Significant noncash items:
Fair value of equity paid for acquisition	$8,453	$19,927
Acquisition of property and equipment financed by capital leases	$2,521	$154
Credit support fee paid in shares of Series B Preferred Stock	$-	$317

The accompanying notes are an integral part of these unaudited financial statements.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.         Business

UniTek Global Services, Inc. (“UniTek,” the “Company,” “we,” “our,” or “us”) is a provider of engineering, construction management and installation fulfillment services to companies specializing in the telecommunications, broadband cable, wireless, two-way radio, transportation, public safety and satellite industries. UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services.  The Company operates in two reportable segments: (1) Fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable), and (2) Engineering and Construction, which include both wireless and wired telecommunications and public safety networks.

2.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 2, 2011, and for the three and six months ended July 2, 2011 and July 3, 2010, have been prepared by us in accordance with accounting standards generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated.  The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.  The condensed consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, amounts contained in certain of the notes to the condensed consolidated financial statements, and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, allowances for bad debts, accruals for legal obligations, medical insurance and workers’ compensation insurance and valuation of goodwill and intangible assets.

In the ordinary course of accounting for items discussed above, the Company makes changes in estimates as appropriate and as the Company becomes aware of circumstances surrounding those estimates. Such changes in estimates are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the notes to the condensed consolidated financial statements.

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
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Accounts Receivable and Unbilled Revenue, Net of Allowance for Doubtful Accounts

Accounts receivable are customer obligations for services rendered to such customers under normal trade terms. The Company’s customers are primarily communications carriers, corporate and governmental entities, located primarily in the U.S. and Canada. The Company performs periodic credit evaluations of its customers’ financial condition.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Unbilled revenue represents revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable and revenue recognized on completed projects that are not yet billed pursuant to contract terms. Deferred revenues are classified as current liabilities and principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.  Any costs in excess of billings are deferred and recorded as a component of accrued liabilities.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The Company amortizes intangible assets, consisting of customer relationships and non-compete agreements from acquired businesses, on a straight-line basis over the 12- to 129-month lives of those agreements (see Note 6).

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 7).  At July 2, 2011 and December 31, 2010, $3.7 million and $4.2 million (net), respectively, is included in other assets related to deferred financing fees.

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

Certain contracts within the Engineering and Construction segment include multiple deliverables, typically involving the design, construction and implementation of public safety radio networks with a separate maintenance component for a specific period of time following implementation. The maintenance component of these contracts is typically for a period of one to five years. The Company accounts for the maintenance component of these contracts as a separate unit of accounting with the revenue being recognized on a pro-rata basis over the term of the maintenance period. The revenue for the remaining portion of the contract is recognized on the percentage of completion method. The value assigned to each unit of accounting is objectively determined and obtained primarily from sources such as the separate selling price for that item or a similar item or from competitor prices for similar items.

Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of actual costs incurred to the estimated total costs from each contract.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Basic and diluted earnings per share:
Numerator:
Net loss from continuing operations	$(6,365)	$(5,947)	(14,239)	$(14,034)
Net loss from discontinued operations	-	(196)	-	(548)
Denominator:
Weighted average common shares outstanding – basic and diluted	16,019	2,442	15,584	2,368

Net loss per share from continuing operations - basic and diluted	$(0.40)	$(2.44)	$(0.91)	$(5.93)
Net loss per share from discontinued operations - basic and diluted	$-	$(0.08)	$-	$(0.23)

Common stock equivalents consist of stock options and warrants using the treasury stock method.  For the three months and six months ended July 2, 2011, 0.2 million vested stock options and warrants were excluded from the computation of diluted net loss per share because the effect is anti-dilutive as a result of the loss from continuing operations.

Insurance Reserves

The Company maintains a high-deductible casualty insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy.  The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate subject to policy terms and conditions. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims.  The Company also has a self-insured plan for medical and dental claims.  The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly.   As of July 2, 2011 and December 31, 2010, the liability for insurance reserves was $12.6 million and $11.1 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. The Company’s insurance accruals are based upon known facts, historical trends and its reasonable estimate of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance.  The Company did not have any unrecognized tax benefits as of July 2, 2011 or December 31, 2010 and does not expect this to change significantly over the next 12 months.   The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of July 2, 2011 and December 31, 2010, the Company has not accrued any interest or penalties related to uncertain tax positions.  The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions.

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

The condensed consolidated financial statements include stock-based compensation expense of $1.1 million and $0.4 million, respectively for the three months ended July 2, 2011 and July 3, 2010 and $3.6 million and $0.8 million, respectively, for the six months ended July 2, 2011 and July 3, 2010 within selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of July 2, 2011 and December 31, 2010.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net loss	$(6,365)	$(6,143)	$(14,239)	$(14,582)
Foreign currency translation gain	5	(159)	66	(96)
Comprehensive loss	$(6,360)	$(6,302)	$(14,173)	$(14,678)

Recent Accounting Pronouncements

Receivables .  In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”), an update to ASC 310, “Receivables” (“ASC 310”). This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. The disclosure requirements under ASU No. 2010-20 as of the end of a reporting period were effective for the Company for the period ending on December 31, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the condensed consolidated financial statements.

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

Business Combinations.  In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”), an update to ASC 805, “Business Combinations” (“ASC 805”). This update amends ASC 805 to require a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro-forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. See pro forma disclosure associated with the acquisition of Pinnacle Wireless, Inc. in Note 4- Pinnacle Acquisition.

Revenue Recognition.    In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, this new guidance modifies the manner in which the arrangement consideration is allocated across the separately identified deliverables and no longer permits the residual method of allocating arrangement consideration. The Company adopted this new guidance effective January 1, 2011.  The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Fair Value. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

4.         Pinnacle Acquisition

Effective April 3, 2011, UniTek completed the acquisition of Pinnacle Wireless Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle and its former owners (the “Sellers”).  In accordance with the Asset Purchase Agreement, UniTek agreed to pay the Sellers an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments as set forth in the Asset Purchase Agreement, consisting of a base purchase price of $20.7 million and earnout payments of up to $30.0 million.  The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock, par value $0.00002 per share.  The number of shares of common stock was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2011, which was $8.65, resulting in the issuance of 924,856 shares of the Company’s common stock.  Of the consideration paid in shares of the Company’s common stock, 578,037 shares were delivered to the Sellers at closing and 346,819 shares were delivered to an escrow agent, to be held until their release in accordance with the terms of the Asset Purchase Agreement.   Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which will expand the Company’s presence in the two-way radio and wireless communications systems integration markets.

The preliminary total fair value of the consideration paid for Pinnacle was $45.1 million, consisting of $12.7 million in cash (net of cash acquired), $8.5 million in equity and contingent consideration of $23.9 million.  The fair value of the 924,856 shares of common stock issued as consideration was determined based upon the Company’s closing stock price on the last business day prior to April 3, 2011, which was $9.14 per share.  The contingent consideration is in the form of earnout payments based upon the achievement of incremental earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets as defined in the Asset Purchase Agreement. The earnout payments of up to $30.0 million will be payable 60% in cash and 40% in shares of UniTek common stock, for which the number of shares of common stock will be determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to the EBITDA measurement date giving rise to the earnout payment being made. The earnout is to be paid out in three payments based upon the achievement of certain EBITDA thresholds after six months (September 30, 2011), one year (March 31, 2012), and two years (March 31, 2013).  The portion of the contingent consideration earned as of each of these measurement dates is expected to be paid out within 60 days of each measurement date.  The current portion of contingent consideration represents the expected earnout payments to be made at the six month and one year measurement dates.  The fair value of the contingent consideration was determined using a binomial option pricing model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates.  The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds  with terms approximating the earnout periods.  Utilizing the estimated peer group volatility and a range of projected EBITDA outcomes between 80% and 120% of the current estimated EBITDA, the estimated range of outcomes on an undiscounted basis are expected to be between $20.3 million and $26.2 million.

The following allocation of the purchase price to the fair value of tangible and intangible assets, and the useful lives of these assets, remains preliminary as the Company continues to assess the valuation of acquired assets and liabilities and any adjustments to the purchase price based on the final net working capital.  The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$451
Accounts receivable	4,730
Inventories	844
Prepaid expenses and other assets	192
Property and equipment	2,541
Amortizable intangible assets	27,791
Goodwill	14,639
Other assets	445
Accounts payable and accrued expenses	(3,077)
Billings in excess of costs	(654)
Deferred revenue	(2,462)
Capital lease obligations	(316)
Total fair value of net assets acquired	$45,124

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

During the three months ended July 2, 2011, the acquisition of Pinnacle contributed revenue of approximately $6.4 million and operating income of $0.4 million.  Acquisition related costs for the three and six month periods ended July 2, 2011, were $0.1 million, which were recorded as a component of Selling, General and Administrative expenses.  The Company has recognized goodwill of $14.6 million, which is not tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations.  The goodwill associated with the acquisition of Pinnacle is included in the engineering and construction segment’s assets. The amortizable intangible assets acquired in the acquisition consisted of the following as of the date of acquisition:

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships	$22,780	10.5 Years
Non-compete agreements	377	2.0 years
Technology and trade names	4,634	6.2 years
Total	$27,791	9.6 years

The following pro forma data presents revenue and loss from continuing operations as if the Pinnacle acquisition had occurred on January 1, 2010.

	Three Months Ended	Six Months Ended
	July 3, 2010	July 2, 2011	July 3, 2010
Revenue	$106,584	$201,067	$197,305
Net loss	(7,123)	(16,604)	(17,523)

These pro forma combined historical results also include an adjustment for the increase in amortization and depreciation expense due to the incremental intangible assets and adjusted fair value of the fixed assets recorded in relation to the acquisition. The increase in amortization and depreciation expense for the three months ended July 3, 2010 was $0.9 million. The increase in amortization and depreciation expense for the six months ended July 2, 2011 and July 3, 2010 was $0.8 million and $2.1 million, respectively.

5.         Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at July 2, 2011 and December 31, 2010, consist of the following:

	July 2,	December 31,
	2011	2010
Accounts receivable	$51,775	$44,880
Unbilled revenue	28,558	24,837
	80,333	69,717
Allowance for doubtful accounts	(3,093)	(3,192)
Total	$77,240	$66,525

Credit risk with respect to accounts receivable was concentrated with four customers at July 2, 2011.  These customers accounted for approximately $39.6 million (51%) of the accounts receivable at July 2, 2011.  For the three and six months ended July 2, 2011, the Company derived approximately $64.4 million (61%) and $124.9 million (63%), respectively, of its total net revenue from its two largest customers.  Each of these customers represented in excess of 5% of the Company’s total net revenue. For the three and six months ended July 3, 2010, the Company derived $61.7 million (58%) and $116.3 million (61%), respectively, of its total net revenue from its two largest customers.  These revenues were reported as a component of the Fulfillment segment revenues.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

6.         Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the six months ended July 2, 2011:

	Fulfillment	Engineering & Construction	Total
Beginning balance, December 31, 2010	$104,878	$41,669	$146,547
Goodwill associated with acquisitions	89	14,639	14,728
Other adjustments	25	3	28
Ending balance, July 2, 2011	$104,992	$56,311	$161,303

Accumulated impairment losses at July 2, 2011 and December 31, 2010 were $32.4 million, resulting from the wireline impairment charge incurred during the year ended December 31, 2009

Other intangible assets consisted of the following:

	July 2,	December 31,
	2011	2010
Amortizable intangible assets:
Customer relationships	$97,846	$74,958
Non-compete agreements	1,885	1,433
Technology and trade names	4,634	-
Total amortizable intangible assets	104,365	76,391

Accumulated amortization:
Customer relationships	64,501	58,711
Non-compete agreements	1,246	1,110
Technology and trade names	204	-
Total accumulated amortization	65,951	59,821
Amortizable intangible assets, net	$38,414	$16,570

The amortization expense for the three months ended July 2, 2011 and July 3, 2010, was $3.3 million and $4.2 million, respectively.  The amortization expense for the six months ended July 2, 2011 and July 3, 2010, was $6.1 million and $8.1 million, respectively.  The estimated amortization expense for the six months ending December 31, 2011 and in each of the following four years, and thereafter is as follows:

Six months ending December 31, 2011	$4,914
2012	9,390
2013	4,001
2014	3,280
2015	3,280
Thereafter	13,549
Total	$38,414

7.         Long-Term Debt

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

The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.  The Term Loan is to be repaid in installments beginning on June 30, 2011 and ending in 2018. The Term Loan Agreement was subject to a three percent (3%) debt discount totaling $3.0 million, which will be amortized over the life of the loan. The Term Loan bears interest at LIBOR (with a floor of 1.50%) plus a margin of 7.50%. The Revolving Loan matures in 2016. UniTek may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan is LIBOR (with no floor) plus a margin of between 2.25% and 2.75%. Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50.0 million and $25.0 million, respectively.

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek).  As of July 2, 2011, the Company had $15.1 million in letters of credit outstanding under the Revolving Loan Agreement.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Long-term debt consisted of the following:

July 2,
2011

Revolving Loan Agreement	$16,567
Term Loan, net of debt discount of $2,910	96,840
Total debt	113,407
Less current portion	1,000
Long-term debt, net of current portion	$112,407

Future maturities of long-term debt excluding $2,910 of debt discount are as follows:

Six months ending December 31, 2011	$500
2012	1,000
2013	1,000
2014	1,000
2015	1,000
Thereafter	111,817
Total	$116,317

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

As of December 31, 2010 and prior to the refinancing of its debt on April 15, 2011, the Company’s debt consisted of the following:

December 31,
2010
First Lien Credit Agreement:
Revolving Credit Facility	$-
Term B Credit Facility, net of debt discount of $2,498	72,152
Term C Credit Facility	19,500
91,652
Second Lien Credit Agreement:
Term Facility	7,750
Total debt	99,402
Less current portion	2,940
Long-term debt, net of current portion	$96,462

First Lien Credit Agreement

The Company was party to the First Lien Credit Agreement, by and among certain subsidiaries of UniTek, the lenders party thereto, and Royal Bank of Canada, as collateral agent and as administrative agent, dated September 27, 2007 (as amended, the “First Lien Credit Agreement”), which provided for a First Lien Revolving Credit Facility (the “Revolving Credit Facility”), a First Lien Term B Credit Facility (the “Term B Credit Facility”) and a First Lien Term C Credit Facility (the “Term C Credit Facility”). The Revolving Credit Facility provided loans in a maximum amount of $20.0 million and would mature on September 27, 2012. As of December 31, 2010, the Company had zero borrowings outstanding under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility were secured by the assets of the Company.  As of December 31, 2010, there was $2.6 million in letters of credit issued under the Revolving Credit Facility.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

 The Term B Credit Facility, as amended, provided for borrowings up to $93.0 million, including the Third Incremental Term B Facility of up to $20.0 million.  As of December 31, 2010, $72.2 million (net of the debt discount of $2.5 million) was outstanding under the Term B Credit Facility. The Term B Credit Facility was secured by substantially all of the assets of the Company.  In connection with the closing of the Third Incremental Term B Facility on July 16, 2010, the lenders received warrants to purchase an aggregate of 53,572 shares of common stock of the Company with an exercise price of $0.56 per share, vested 25% upon issuance, and the remaining warrants vested ratably through September 1, 2012.  The Company also agreed to pay to the Third Incremental Term B Facility lenders a deferred fee in cash up to a maximum of $3.5 million, which would be earned by the lenders through July 12, 2012 and was payable on March 26, 2013, or earlier under certain circumstances contained in the amendment.  The deferred fee payable in cash was to be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above.  Additionally, payment of the deferred fee in cash, would result in the termination of the related warrants.

The Term C Credit Facility was for $19.5 million, which was the outstanding balance as of December 31, 2010.

Second Lien Credit Agreement

The Company was party to the Second Lien  Credit Agreement, by and among certain subsidiaries of UniTek, the lenders party thereto, and Royal Bank of Canada, as collateral agent and as administrative agent, dated September 27, 2007 (as amended, the “Second Lien Credit Agreement”), which provided for a $25.0 million term facility that would mature on September 27, 2012 and was repayable in full at that date. The Second Lien Credit Agreement was secured by substantially all of the assets of the Company.  The Second Lien Credit Agreement included various covenants, the most significant of which required the Company to maintain certain quarterly financial ratios and limits capital expenditures. The Company was not in violation of any of its covenants at December 31, 2010 or the date of refinancing on April 15, 2011.

Termination of First Lien Credit Agreement and Second Lien Credit Agreement

The First Lien Credit Agreement and Second Lien Credit Agreement were terminated on April 15, 2011 as part of the Company’s debt refinancing described above.  All outstanding amounts owed by UniTek and its subsidiaries under the First Lien Credit Agreement and the Second Lien Credit Agreement were re-paid in full and all corresponding security interests under the First Lien Credit Agreement and the Second Lien Credit Agreement were released.  In conjunction with the debt refinancing, the earned portion of the deferred fee related to the Third Incremental Term B Facility was paid in the amount of $1.0 million and all warrants and future obligations were terminated.

8.         Fair Value Measurements

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities.  The carrying values of the Company’s notes payable and long-term debt is determined by comparison to rates currently available for debt with similar terms, credit risk and maturities.   The fair value of the Company’s long-term debt at July 2, 2011 and December 31, 2010 is $113.4 and $97.2 million, respectively. Fair value has been estimated based on the present value of future cash flows using market interest rates for the same contractual terms and considering the Company’s credit risk.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2011:

	Fair Value Measurements at July 2, 2011
	Fair Value at July 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$7,522	$7,522	$-	$-
Total	$7,522	$7,522	$-	$-

Liabilities
Warrant liability	$26	$-	$26	$-
Contingent consideration	24,035	-	-	24,035
Total	$24,061	$-	$26	$24,035

 The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,716	$17,716	$-	$-
Total	$17,716	$17,716	$-	$-

Liabilities
Warrant liability	$26	$-	$26	$-
Deferred fee	3,225	-	-	3,225
Contingent consideration	160	-	-	160
Total	$3,411	$-	$26	$3,385

The change in the fair value of the deferred fee from December 31, 2010 to the date of settlement on April 15, 2011, was a loss of approximately $0.04 million, which is reflected as a component of other income within the consolidated results of operations.  The change in fair value of the deferred fee is the result of changes in the present value of the expected future cash flows due to the passage of time.  On April 15, 2011, the earned portion of the deferred fee was paid in full in connection with the refinancing of the Company’s outstanding debt.

The fair value of the contingent consideration was determined based upon an income approach utilizing the expected future cash flows associated with the contingent liabilities and a binomial option pricing model. The change in fair value of the contingent consideration during the three months ended July 2, 2011 was due to the payment of cash in satisfaction of a portion of the contingent liability.

The activity in liabilities classified within Level Three of the valuation hierarchy consisted of the following:

	Deferred Fee	Contingent Consideration
Liabilities
Balance as of December 31, 2010	$3,225	$160
Changes in fair value	40	-
Balance as of April 2, 2011	3,265	160
Acquisition of Pinnacle	-	23,940
Deferred fee settlement	(3,265)	-
Changes in fair value	-	(65)
Balance as of July 2, 2011	$-	$24,035

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

9.        Legal Proceedings

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

10.       Warrants

At July 2, 2011, the Company had outstanding warrants to purchase up to 102,521 shares of its common stock. The warrants’ exercise prices range from $30.80 to $140.00 per share and the warrants expire between December 29, 2011 and December 2, 2020.  The weighted average price is $127.13 per share.  During the three months ended July 2, 2011 and July 3, 2010, no warrants to purchase shares were exercised and there were no new issuances of warrants.  In conjunction with the April 2011 debt refinancing described in Note 7, 53,572 warrants issued in connection with the Third Incremental Term B Facility were terminated.

11.       Stock Options and Restricted Stock Units

As of July 2, 2011, the Company sponsored four stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, (the “Plans”).  The Company accounts for the Plans pursuant to ASC 718, “Stock-Based Compensation” (“ASC 718”).

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our board of directors (the “Board”). The options expire no later than ten years after the date the stock option is granted.  As of July 2, 2011, a total of 1.8 million shares of the Company’s common stock had been reserved for issuance under the Plans including 1.2 million shares remaining eligible for the grant of awards under the Plans.

On December 9, 2010, the Company commenced a tender offer to exchange certain eligible options to purchase shares of its common stock that were currently outstanding under the following stock option plans: (i) the 1999 Plan; (ii) the 2007 Plan; and (iii) the 2009 Plan.  Eligible options fell within one of the following three groups: (i) non-Homerun Portion (as defined below) stock options that were granted under the 2007 Plan and were vested as of December 31, 2010 (“Group 1”), (ii) non-Homerun Portion stock options that were unvested as of December 31, 2010 and any Homerun Portion stock options (whether vested or unvested) that were granted under the 2007 Plan (“Group 2”) and (iii) vested and unvested stock options granted under the 1999 Plan and the 2009 Plan (“Group 3”).   The “Homerun Portion” of a 2007 Plan stock option grant was the 40% portion of each stock option grant, whether vested or unvested, that becomes exercisable (at its then current exercise price) only if and when the fair market value of the Company’s common stock is at least $168.00 per share.

Each tendered eligible option was cancelled in exchange for either a grant of RSUs or a replacement option, depending on whether the tendered eligible option was in Group 1, Group 2 or Group 3.  In exchange for each tendered eligible option in Group 1 and Group 3, the holder was granted a replacement option with an exercise price per share equal to the fair market value of the Company’s common stock on the first business day following the expiration of the tender offer, January 10, 2011. Except for the exercise price and the date of grant, all other material terms and provisions (including post-termination exercise periods) of the eligible options remained unchanged.  In exchange for the tender of all eligible options in Group 2, each holder received a grant of RSUs under the 2009 Plan.  RSUs represent the right to receive one share of the Company’s common stock for each vested RSU.

The tender offer expired on Friday, January 7, 2011, and pursuant to the tender offer, eligible options to purchase an aggregate of 296,833 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted for repurchase these eligible options. The holders of eligible options who validly tendered eligible options received an aggregate of 688,976 RSUs and 96,204 replacement options, repriced at an exercise price of $9.42 per share.  For more information, refer to the Company’s Tender Offer Statement on Schedule TO, as filed with the SEC on December 9, 2010, as amended on December 28, 2010 and January 10, 2011.  The Company issued an additional 74,202 RSUs on January 10, 2011 to eligible employees and members of the Board who were not eligible to participate in the tender offer or that did not hold any Group 2 options.

During the six months ended July 2, 2011, the Company also issued an additional 60,487 RSUs to eligible employees and directors.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The following table represents stock options and RSUs under each of the Plans as of July 2, 2011:

	2001 Plan		2007 Plan		2009 Plan and 1999 Plan		RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	302	$77,700	278,363	$56.00	36,759	$56.68	-	-
Cancelled / Forfeited in Tender Offer	-	-	(278,363)	56.00	(17,136)	$56.68	-	-
Granted – New	-	-	-	-	-	-	134,689	$9.60
Granted – Tender Offer	-	-	-	-	96,204	$9.42	688,976	$9.42
Exercised / Vested	-	-	-	-	-	-	(317,908)	$9.44

Cancelled / Forfeited	(302)	77,700	-	-	(12,093)	$24.94	(7,143)	$9.42
Stock Options and RSUs outstanding at July 2, 2011	-	$-	-	$-	103,734	$17.01	498,614	$9.47

Pursuant to ASC 718, the Company accounted for the tender offer as a modification of the existing stock options.  For Group 1 and Group 3 vested options, the Company recorded stock-based compensation expense of $0.4 million for the aggregate difference between the fair value of the stock options before and after the modification.  For Group 2 options, the Company recorded $1.9 million of stock-based compensation expense in the quarter ended April 2, 2011 for the incremental fair value of the replacement RSUs and the amortization of the unrecognized original grant date fair value of the stock options tendered in the exchange.

During the three and six months ended July 2, 2011, the Company recorded stock-based compensation expense of $1.1 million and $3.6 million, respectively.  During the three and six months ended July 3, 2010, the Company recorded stock-based compensation expense of $0.4 million and $0.8 million, respectively.  As of July 2, 2011, there was $7.5 million of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Plans (Group 2 and new RSUs granted).  That cost is expected to be recognized over a weighted-average period of 3.0 years.

12.       Related-Party Transactions

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

On January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital Partners LP (“HM LP”).    Pursuant to the M&O Agreement, the Company agreed to pay HM LP an annual fee of $0.7 million in calendar year 2010 in consideration for HM LP’s provision of financial oversight and monitoring services to the Company as they may be requested from time to time.  In connection with the closing of the Company’s equity offering of common stock (the “Equity Offering”) on November 16, 2010, the parties to the M&O Agreement agreed to terminate the M&O Agreement.  For the three and six months ended July 3, 2010, the Company incurred $0.2 million and 0.4 million, respectively in monitoring and oversight fees, including expenses.  In connection with the termination of the M&O Agreement the Company also agreed pay a termination fee of $4.3 million (payable in cash or stock, as described below) that will become payable once the following two conditions are met:

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and

•
The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of our Series B Convertible Preferred Stock, par value $0.00002 per share and all other shares owned by Sector Performance Fund prior to the Equity Offering.  Subsequent to the Equity Offering and as of July 2, 2011, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency under ASC 450, “Contingencies”.  As of July 2, 2011, the Company believes the termination payment does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee.  The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

13.      Income Taxes

For the three months ended July 2, 2011, the Company’s income tax expense of $0.9 million consisted primarily of a current tax benefit of $0.1 million related to the Company’s Canadian operations, a deferred tax expense of $0.8 million related to tax deductible goodwill and $0.2 million for state income taxes.  For the six months ended July 2, 2011, the Company recorded income tax expense of $1.4 million, which consisted primarily of a current tax benefit of $0.2 million related to its Canadian operations and a deferred tax expense of $1.3 million related to tax deductible goodwill and $0.3 million for state income taxes.

Because the Company has not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, “Accounting for Income Taxes” and accordingly, has recorded a valuation allowance for substantially its entire gross deferred tax asset.  Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that the Company’s deferred tax assets will be recognized.

During the three and six months ended July 3, 2010, the Company’s income tax expense consisted primarily of a current tax expense related to the Company’s Canadian operations.

14.       Discontinued Operations

Discontinued operations for the three and six months ended July 3, 2010, consisted of certain cable markets that were exited for operational reasons as well as wireless service locations that were shut down and discontinued due to lack of continuing revenues and operational reasons. Discontinued operations did not impact the Company’s operating results for the three and six months ended July 2, 2011.  The following table summarizes the results for the Company’s discontinued operations for the three and six months ended July 3, 2010:

	Three Months Ended	Six Months Ended
	July 3, 2010	July 3, 2010
Revenues	$1,616	$3,036
Cost of revenues	1,769	3,490
Gross margin	(153)	(454)
Depreciation and amortization	43	94
Operating loss	(196)	(548)
Gain on sale of assets	-	-
Loss from discontinued operations before income taxes	(196)	(548)
Tax benefit from discontinued operations	-	-
Loss from discontinued operations	$(196)	$(548)

15.      Segment Reporting

ASC 280 “Segment Reporting” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. The Company reports its financial results on the basis of two reportable segments: (1) Fulfillment and (2) Engineering and Construction.  The Fulfillment segment consists of installation and other services for the pay television industry. This reportable segment includes the aggregation of the satellite and broadband cable operating segments of the Company.  The Engineering and Construction segment consists of engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, on a project basis.  This reportable segment includes the aggregation of the wireline, wireless and public safety operating segments of the Company.  Transactions within and between segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

UniTek Global Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA.  Management believes segment operating income (loss) represents the closest GAAP measure to segment EBITDA.  Selected segment financial information for the three months ended July 2, 2011 and July 3, 2010 is presented below:

	Three Months Ended
	July 2, 2011			July 3, 2010
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$68,845	$37,571	$106,416	$66,640	$37,584	$104,224
Cost of revenue	52,513	32,312	84,825	53,731	33,755	87,486
Gross profit	16,332	5,259	21,591	12,909	3,829	16,738
Selling, general and administrative expenses	7,266	5,812	13,078	5,596	3,570	9,166
Depreciation and amortization	4,808	2,341	7,149	5,753	1,345	7,098
Operating income (loss)	$4,258	$(2,894)	$1,364	$1,560	$(1,086)	$474
Interest expense			3,486			6,241
Loss on extinguishment of debt			3,466			-
Other (income) expense, net			(112)			146
Loss from continuing operations before income taxes			$(5,476)			$(5,913)
	Six Months Ended
	July 2, 2011			July 3, 2010
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$132,784	$65,480	$198,264	$128,210	$63,814	$192,024
Cost of revenue	103,716	58,634	162,350	104,905	57,290	162,195
Gross profit	29,068	6,846	35,914	23,305	6,524	29,829
Selling, general and administrative expenses	14,410	9,536	23,946	11,184	7,367	18,551
Depreciation and amortization	10,041	3,481	13,522	11,299	2,352	13,651
Operating income (loss)	$4,617	$(6,171)	$(1,554)	$822	$(3,195)	$(2,373)
Interest expense			7,959			11,413
Loss on extinguishment of debt			3,466			-
Other (income) expense, net			(141)			146
Loss from continuing operations before income taxes			$(12,838)			$(13,932)

At July 2, 2011, the total assets of the Fulfillment segment were $187.6 million and the Engineering and Construction segment was $146.1 million.  This compares to $186.6 million and $109.4 million at December 31, 2010 for the Fulfillment segment and the Engineering and Construction segment, respectively.  The increase of $1.0 million in the assets of the Fulfillment segment was primarily the result of higher accounts receivable due to timing of revenue as of July 2, 2011.  The increase of $36.7 million in the Engineering and Construction assets compared to December 31, 2010 is primarily due to the acquisition of Pinnacle.

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information included in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “will,” “expects,” “believes,” “estimates,” “anticipates,” “planned,” “scheduled,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates, except as noted below:

As a result of the acquisition of Pinnacle, certain customer contracts within our Engineering and Construction segment include multiple deliverables, typically involving the design, construction and implementation of public safety radio networks with a separate maintenance component for a specific period of time following implementation. The maintenance component of these contracts is typically for a period of one to five years. We account for the maintenance component of these contracts as a separate unit of accounting with the revenue being recognized on a pro-rata basis over the term of the maintenance period. The revenue for the remaining portion of the contract is recognized on the percentage of completion method. The value assigned to each unit of accounting is objectively determined and obtained primarily from sources such as the separate selling price for that item or a similar item or from competitor prices for similar items.

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended July 2, 2011 and July 3, 2010, has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period.  We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

Effective April 3, 2011, we completed the acquisition of Pinnacle Wireless Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle and its former owners (the “Sellers”).  In accordance with the Asset Purchase Agreement, we agreed to pay the Sellers an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments as set forth in the Asset Purchase Agreement, consisting of a base purchase price of $20.7 million and earnout payments of up to $30.0 million.  The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock, par value $0.00002 per share.  Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which will expand the Company’s presence in the two-way radio and wireless communications systems integration markets.   The operating results of Pinnacle are included in our consolidated results as a component of the Engineering and Construction segment for the period beginning April 3, 2011.

Results of Operations – Three Months Ended July 2, 2011 Compared to Three Months Ended July 3, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Three Months Ended
	July 2, 2011	July 3, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$106,416	$104,224
Cost of revenues	84,825	87,486
Gross profit	21,591	16,738
Selling, general and administrative expenses	13,078	9,166
Depreciation and amortization	7,149	7,098
Operating income	1,364	474
Interest expense	3,486	6,241
Loss on extinguishment of debt	3,466	-
Other (income) loss, net	(112)	146
Loss from continuing operations before income taxes	(5,476)	(5,913)
Income tax expense	(889)	(34)
Loss from continuing operations	(6,365)	(5,947)
Loss from discontinued operations	-	(196)
Net loss	$(6,365)	$(6,143)
Net loss per share- basic and diluted:
Continuing operations	$(0.40)	$(2.44)
Discontinued operations	$0.00	$(0.08)
Weighted average shares of common stock outstanding –basic and diluted	16,019	2,442
Adjusted EBITDA (1)	$10,007	$7,932

(1)  See description of “Adjusted EBITDA” below.

The following table presents, for the dates indicated, a summary of our condensed consolidated balance sheet information.

(Amounts in thousands)	July 2, 2011 (unaudited)	December 31, 2010
Current assets	$98,789	$98,435
Total assets	333,728	296,054
Current liabilities	94,302	71,482
Long-term debt and capital lease obligations, net of current portion	121,396	107,295
Stockholders’ equity	109,604	112,207

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended July 2, 2011 and July 3, 2010.

	Three Months Ended (unaudited)
	July 2, 2011		July 3, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase / (Decrease)
Fulfillment	$68,845	64.7%	$66,640	63.9%	$2,205
Engineering and Construction	37,571	35.3%	37,584	36.1%	(13)
Total	$106,416	100%	$104,224	100%	$2,192

We had revenue of $106.4 million for the three months ended July 2, 2011, compared to $104.2 million for the three months ended July 3, 2010.  This represents an increase of $2.2 million, or 2.1%.

Revenue for the Fulfillment segment increased by $2.2 million, or 3.3%, from $66.6 million for the three months ended July 3, 2010 to $68.8 million for the three months ended July 2, 2011. The increase in revenues from our Fulfillment segment is primarily attributable to increased revenues from our cable operations due to higher cable maintenance and construction during the second quarter of 2011.

Revenue for the Engineering and Construction segment was $37.6 million for the three months ended July 3, 2010 and for the three months ended July 2, 2011. The wireline portion of the Engineering and Construction segment increased $6.5 million primarily the result of higher wireline construction project revenue and the Pinnacle acquisition contributed $6.4 million in the quarter ended July 2, 2011. These increases in revenue were offset by the impact of the continuing restructuring of our legacy wireless business.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended July 2, 2011 and July 3, 2010.

	Three Months Ended (unaudited)
	July 2, 2011		July 3, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$16,332	23.7%	$12,909	19.4%	$3,423
Engineering and Construction	5,259	14.0%	3,829	10.2%	$1,430
Total	$21,591	20.3%	$16,738	16.1%	$4,853

Our gross profit for the three months ended July 2, 2011 was $21.6 million compared to $16.7 million for the three months ended July 3, 2010, representing an increase of $4.9 million, or 29.0%.  Our gross profit as a percentage of revenue was approximately 20.3% for the three months ended July 2, 2011, as compared to 16.1% for the three months ended July 3, 2010.

For the Fulfillment segment, gross margin increased from 19.4% for the three months ended July 3, 2010 to 23.7% for the three months ended July 2, 2011.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross margin increased from 10.2% for the three months ended July 3, 2010 to 14.0% for the three months ended July 2, 2011.  The increase is primarily the result of volume leverage in our wireline business and the increased margins in the Pinnacle business.

Selling, General and Administrative Expenses

SG&A for the three months ended July 2, 2011 were $13.1 million as compared to $9.2 million for the three months ended July 3, 2010, representing an overall increase of $3.9 million.  Our stock compensation expense for the three months ended July 2, 2011 increased by approximately $0.7 million as compared to the prior year due to the restricted stock units granted on January 10, 2011 and the tender offer completed on that date. During the three months ended July 2, 2011, the Pinnacle acquisition added $1.1 million in SG&A. Additionally, we incurred $0.4 million of acquisition diligence costs, $0.5 million in incremental public filing costs and the remaining is various other incremental costs associated with compensation and infrastructure growth.

Adjusted EBITDA and Net income (loss) after certain non-cash adjustments

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a key indicator used by our management to evaluate operating performance of our company and to make decisions regarding compensation and other operational matters. While this Adjusted EBITDA is not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies.  We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.  Adjusted EBITDA is our EBITDA adding back transaction costs, certain restructuring costs and other non-cash charges.

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

A reconciliation of adjusted EBITDA and net income after certain non-cash adjustments to net loss for the three month periods set forth below is as follows:

	Three Months Ended (unaudited)
(Amounts in thousands)	July 2, 2011	July 3, 2010

Net loss	$(6,365)	$(6,143)
Non-cash stock based compensation	1,078	423
Loss on extinguishment of debt	3,466	-
Non-cash interest expense	376	2,212
Non-cash amortization	3,321	4,178
Net income after certain non-cash adjustments	$1,876	$670

Loss from discontinued operations	-	196
Income tax expense	889	34
Cash interest expense	3,110	4,029
Other (income) expense, non cash	(112)	146
Depreciation	3,828	2,920
Transaction costs	416	(63)
Adjusted EBITDA	$10,007	$7,932

Adjusted EBITDA increased by 26.2% to $10.0 million for the three months ended July 2, 2011 from $7.9 million for the three months ended July 3, 2010.  Our year over year improvement of $4.9 million in gross profit was the main contributor to this increase, offset by an increase of $2.8 million in SG&A, excluding stock-based compensation expense and transaction costs.

Depreciation and Amortization
Depreciation of fixed assets totaled approximately $3.8 million for the three months ended July 2, 2011 compared to $2.9 million for the three months ended July 3, 2010.  Of this increase, $0.2 million is attributable to Pinnacle, with the remaining increase due to the conversion of a portion of our vehicle fleet from operating leases to capital leases in the fourth quarter of 2010.

Amortization of intangible assets recorded as a result of acquisitions resulted in amortization expense of approximately $3.3 million for the three months ended July 2, 2011 compared to $4.2 million for the three months ended July 3, 2010. A portion of our customer related intangible assets arising from acquisitions completed in prior years reached the end of their estimated useful lives resulting in a decrease in amortization expense of $1.9 million partially offset by amortization of intangible assets resulting from the Pinnacle acquisition of $1.0 million.

Interest Expense

We recognized $3.5 million and $6.2 million of interest expense during the three months ended July 2, 2011 and July 3, 2010, respectively.  The decrease of $2.7 million was attributable to lower interest expense resulting from the debt refinancing ($0.4 million) and the reduction of debt from the proceeds of the November 2010 Equity Offering ($2.3 million).

Loss on extinguishment of debt

The refinancing of our debt on April 15, 2011 resulted in a net loss on extinguishment of debt of $3.5 million.  This includes the write-off of unamortized deferred financing fees of $3.6 million, offset by a $0.1 million gain from the settlement of the deferred fee payable.

Income Taxes

During the three months ended July 2, 2011, we recorded income tax expense of $0.9 million, which consisted primarily of a current tax benefit of $0.1 million related to our Canadian operations, a deferred tax expense of $0.8 million related to tax deductible goodwill and $0.2 million for state income taxes.  Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, “Accounting for Income Taxes” (“ASC 740”), and accordingly, has recorded a valuation allowance for substantially its entire gross deferred tax asset.  Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

During the three months ended July 3, 2010, our income tax expense of $34 thousand consisted primarily of a current tax expense related to our Canadian operations.

Net Loss

We had a net loss of $6.4 million for the three months ended July 2, 2011, compared to a net loss of $6.1 million for three months ended July 3, 2010.  The net loss for the three months ended July 3, 2010, includes a loss from discontinued operations of $0.2 million.  The loss from discontinued operations was the result of the closure of certain cable installation and wireless locations.

Results of Operations – Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statement of operations information.

	Six Months Ended
	July 2, 2011	July 3, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$198,264	$192,024
Cost of revenues	162,350	162,195
Gross profit	35,914	29,829
Selling, general and administrative expenses	23,946	18,551
Depreciation and amortization	13,522	13,651
Operating loss	(1,554)	(2,373)
Interest expense	7,959	11,413
Loss on extinguishment of debt	3,466
Other (income) expense, net	(141)	146
Loss from continuing operations before income taxes	(12,838)	(13,932)
Income tax expense	(1,401)	(102)
Loss from continuing operations	(14,239)	(14,034)
Loss from discontinued operations	-	(548)
Net loss	$(14,239)	$(14,582)
Net loss per share- basic and diluted:
Continuing operations	$(0.91)	$(5.93)
Discontinued operations	$0.00	$(0.23)
Weighted average shares of common stock outstanding –basic and diluted	15,584	2,368
Adjusted EBITDA (1)	$15,973	$13,456

(1)  See description of “Adjusted EBITDA” above.

Revenues

The following table sets forth information regarding our revenues by segment for the six months ended July 2, 2011 and July 3, 2010.

	Six Months Ended (unaudited)
	July 2, 2011		July 3, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$132,784	67.0%	$128,210	66.8%	$4,574
Engineering and Construction	65,480	33.0%	63,814	33.2%	1,666
Total	$198,264	100%	$192,024	100%	$6,240

We had revenue of $198.2 million for the six months ended July 2, 2011, compared to $192.0 million for the six months ended July 3, 2010.  This represents an increase of $6.2 million, or 3.2%.

Revenue for the Fulfillment segment increased by $4.6 million, or 3.6%, from $128.2 million for the six months ended July 3, 2010 to $132.8 million for the six months ended July 2, 2011. The increase in revenues from our Fulfillment segment is primarily attributable to increased revenues from our satellite operations of $2.9 million and a $1.7 million increase from maintenance and construction revenue in our cable operations in the second quarter of 2011.

Revenue for the Engineering and Construction segment increased $1.7 million, or 2.6%, from $63.8 million for the six months ended July 3, 2010 to $65.5 million for the six months ended July 2, 2011.  The increase is primarily the result of higher wireline revenues which increased by $10.4 million due to growth in our wireline maintenance and service business, and the acquisition of Pinnacle for $6.4 million partially offset by a decrease of revenue from our wireless operations due to the timing of projects.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the six months ended July 2, 2011 and July 3, 2010.

	Six Months Ended (unaudited)
	July 2, 2011		July 3, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$29,068	21.9%	$23,305	18.2%	$5,763
Engineering and Construction	6,846	10.5%	6,524	10.2%	$322
Total	$35,914	18.1%	$29,829	15.5%	$6,085

Our gross profit for the six months ended July 2, 2011 was $35.9 million compared to $29.8 million for the six months ended July 3, 2010, representing an increase of $6.1 million, or 20.4%.  Our gross profit as a percentage of revenue was approximately 18.1% for the six months ended July 2, 2011, as compared to 15.5% for the six months ended July 3, 2010.

For the Fulfillment segment, gross margin increased from 18.2% for the six months ended July 3, 2010 to 21.9% for the six months ended July 2, 2011.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross margin increased from 10.2% for the three months ended July 3, 2010 to 10.5% for the three months ended July 2, 2011.  The increase is primarily the result of the acquisition of Pinnacle partially offset by lower volume leverage in our wireless business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended July 2, 2011 were $23.9 million as compared to $18.6 million for the six months ended July 3, 2010, representing an overall increase of $5.3 million.  Our stock compensation expense for the six months ended July 2, 2011 increased by approximately $2.8 million as compared to the prior year due to the restricted stock units granted on January 10, 2011 and the tender offer completed on that date. During the six months ended July 2, 2011, the Pinnacle acquisition added $1.1 million in SG&A costs and we incurred a net increase of $1.4 million in additional costs related to legal expenses, public company costs and investments in infrastructure for growth partially offset by lower transaction costs.

Adjusted EBITDA and Net income (loss) after certain non-cash adjustments

A reconciliation of adjusted EBITDA and net income (loss) after certain non-cash adjustments to net loss for the six month periods set forth below is as follows (amounts in thousands):

	Six Months Ended (unaudited)
(Amounts in thousands)	July 2, 2011	July 3, 2010

Net loss	$(14,239)	$(14,582)
Non-cash stock based compensation	3,589	821
Loss on extinguishment of debt	3,466	-
Non-cash interest expense	1,285	3,579
Non-cash amortization	6,130	8,055
Net income (loss) after certain non-cash adjustments	$231	$(2,127)

Loss from discontinued operations	-	548
Income tax expense	1,401	102
Cash interest expense	6,674	7,834
Other (income) expense, non cash	(141)	146
Depreciation	7,392	5,596
Transaction costs	416	1,357
Adjusted EBITDA	$15,973	$13,456

Adjusted EBITDA increased by 18.7% to $16.0 million for the six months ended July 2, 2011 from $13.5 million for the six months ended July 3, 2010.  Our year over year improvement of $6.1 million in gross profit was the main contributor to this increase, offset by an increase of $3.6 million in SG&A, excluding stock-based compensation expense and transaction costs.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $7.4 million for the six months ended July 2, 2011 compared to $5.6 million for the six months ended July 3, 2010.  Of this increase, $0.1 million is attributable to the merger with Berliner Communications, Inc. (“Berliner”) with  in January 2010 and $0.2 million for the Pinnacle acquisition in April 2011, with the remaining increase due to the conversion of a portion of our vehicle fleet from operating leases to capital leases in the fourth quarter of 2010.

Amortization of intangible assets recorded as a result of acquisitions resulted in amortization expense of approximately $6.1 million for the six months ended July 2, 2011 compared to $8.1 million for the six months ended July 3, 2010. The Pinnacle acquisition in April 2011 resulted in $1.0 million of additional amortization of intangible assets in the quarter ended July 2, 2011.  This increase is being more than offset by a portion of our customer related intangible assets arising from satellite and broadband cable acquisitions completed in prior years reaching the end of their estimated useful lives.

Interest Expense

We recognized $8.0 and $11.4 million in interest expense during the six month periods ended July 2, 2011 and July 3, 2010, respectively.  The decrease in interest expense of $3.4 million is primarily attributable to the lower outstanding debt resulting from the paydown of our former credit facilities in the fourth quarter of 2010 ($3.0 million) and the lower interest rate resulting from the refinancing of our debt in April 2011 ($0.4 million).

Loss on extinguishment of debt

The refinancing of our debt on April 15, 2011 resulted in a net loss on extinguishment of debt of $3.5 million.  This includes the write-off of unamortized deferred financing fees of $3.6 million, offset by a $0.1 million gain from the settlement of the deferred fee payable.

Income Taxes

During the six months ended July 2, 2011, we recorded income tax expense of $1.4 million, which consisted primarily of a current tax benefit of $0.2 million related to our Canadian operations, a deferred tax expense of $1.3 million related to tax deductible goodwill and $0.3 million for state income taxes.  Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, and accordingly, has recorded a valuation allowance for substantially its entire gross deferred tax asset.  Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

During the six months ended July 3, 2010, our income tax expense of $0.1 million consisted primarily of a current tax expense related to our Canadian operations.

Net Loss

We had a net loss of $14.2 million for the six months ended July 2, 2011, compared to a net loss of $14.6 million for six months ended July 3, 2010.  The net loss for the six months ended July 3, 2010, includes a loss from discontinued operations of $0.5 million.  The loss from discontinued operations was the result of the closure of certain cable installation and wireless locations.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2011, we had consolidated current assets of approximately $98.8 million, including cash and cash equivalents of approximately $7.5 million.  Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit and capital expenditures.  In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal uses of cash during the quarter ended July 2, 2011 were for the acquisition of Pinnacle, which used $12.4 million of cash (net of cash acquired), and for working capital purposes.

We need working capital primarily to support the expected growth in our business, particularly in our Engineering and Construction segment as a result of wireless growth, fiber deployment and cable fulfillment related construction.  We are also subject to seasonal variations in our business, which occur primarily due to the impact of weather on our Engineering and Construction work, as well as seasonal fluctuations within our Fulfillment segment.  Our business is typically slower during the first quarter and second half of the fourth quarter of each calendar year.  As a result, we generally experience seasonal working capital needs from approximately July through November of each calendar year in order to support growth in accounts receivable and unbilled revenue.  Our billing terms are generally 30 days, and in addition, we also maintain inventory to meet the material requirements of certain of our contracts, primarily within the Fulfillment segment.  Our vendors typically offer us terms ranging from 30 to 90 days, while our agreements with subcontractors are generally 14 to 21 days, with some terms as long as 35 to 45 days.

Debt Refinancing

On April 15, 2011, we completed a refinancing of all of our existing debt (the “Debt Refinancing”) by entering into (i) a Credit Agreement (the “Term Loan Agreement”) by and among UniTek, the several banks and other financial institutions or entities that are parties to the Term Loan Agreement (collectively, the “Term Lenders”), FBR Capital Markets LT, Inc., as documentation agent, as syndication agent and as administrative agent; and (ii) the Revolving Credit and Security Agreement (the “Revolving Loan Agreement”), by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association, as agent for the lenders under the Revolving Loan Agreement (collectively, the “Revolving Lenders”).  The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.

The Term Loan is to be repaid in installments beginning on June 30, 2011 and ending in 2018.   The Term Loan Agreement was subject to a three percent (3%) debt discount totaling $3.0 million, which will be amoritized over the life of the loan.  The Term Loan bears interest at LIBOR (with a floor of 1.50%) plus a margin of 7.50%. The Revolving Loan matures in 2016. We may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan is LIBOR (with no floor) plus a margin of between 2.25% and 2.75%. Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50.0 million and $25.0 million, respectively.

As of July 2, 2011, we had $16.6 million outstanding on the Revolving Loan and $99.8 million on the Term Loan.  As of July 2, 2011, we also had $15.1 million in letters of credit outstanding under the Revolving Loan Agreement.

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

 Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under noncancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred.  Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.  These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows.  As of July 2, 2011 and December 31, 2010, the total cost of the assets under capital leases was approximately $27.0 million and $24.8 million, respectively, and the related accumulated depreciation was approximately $10.7 million and $7.1 million, respectively.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended July 2, 2011 and July 3, 2010:

	Six months Ended (unaudited)
(Amounts in thousands)	July 2, 2011	July 3, 2010
Net cash provided by (used) in operating activities	$3,315	$(3,207)
Net cash used in investing activities	$(15,012)	$(1,589)
Net cash provided by financing activities	$1,483	$4,638

Net cash provided by (used in) operating activities.

Net cash provided by (used in) operating activities for the six months ended July 2, 2011 and July 3, 2010, was approximately $3.3 million and ($3.2) million, respectively. During the six months ended July 2, 2011, cash flows resulting from operating activities were impacted primarily by an increase in accounts receivable of $6.6 million, which is the result of higher project-based receivables within the wireline business, the addition of Pinnacle and timing within the Fulfillment segment.  We also had a decrease in accounts payable and accrued liabilities of $0.5 million as a result of the timing of the payment of outstanding payables. Inventory decreased by $0.6 million as a result of improved inventory management within the Fulfillment segment.

During the six months ended July 3, 2010, cash flow used in operating activities primarily resulted from an increase in our working capital due to the addition of Berliner and an increase in our revenues.  Accounts receivable increased by approximately $15.4 million and accounts payable and accrued expenses increased by approximately $7.7 million due to increased revenue during the six months ended July 3, 2010. For the six months ended July 3, 2010, cash used in operating activities from discontinued operations was approximately $0.4 million.

Net cash used in investing activities.

Net cash used in investing activities for the six months ended July 2, 2011 and July 3, 2010 was approximately $15.0 million and $1.6 million, respectively.  Cash paid for acquisitions during the six months ended July 2, 2011, was approximately $12.6 million, primarily for the Pinnacle acquisition which was $12.4 million, net of cash acquired, with the remaining $0.3 million used for the acquisition of a cable installation business.  Cash used for the purchase of fixed assets was $2.8 million and $1.8 million for the six months ended July 2, 2011 and July 3, 2010, respectively.   Proceeds from the sale of fixed assets were $0.4 million and $0.1 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

Net cash provided by financing activities.

Net cash provided by financing activities for the six months ended July 2, 2011 and July 3, 2010 was approximately $1.5 million and $4.6 million, respectively.   During the six months ended July 2, 2011, we had proceeds of $97.0 million from the refinancing of our long-term debt, net of the debt discount, and $16.6 million of net proceeds from our new Revolving Credit Facility, of which $108.9 million was used to repay the existing debt.  Under our new Term Loan Agreement we repaid $0.3 million.  Repayment of capital leases was $4.6 million and we used $3.8 million of cash for deferred financing fees in connection with the refinancing of our long-term debt.

During the six months ended July 3, 2010, net cash provided by financing activities consisted primarily of $12.5 million from issuance of preferred stock. As part of the merger with Berliner, existing Berliner debt of $7.2 million was paid and $2.0 million was paid on the Term B Credit Facility. During the six months ended July 3, 2010 we also borrowed $6.5 million from the revolving credit facility. Cash used for the repayment of our capital leases and long-term debt for the six months ended July 3, 2010 was $3.9 million, excluding the payment made in conjunction with the Merger. For the six months ended July 3, 2010, we also used $1.6 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations related to our insurance arrangements and bonding requirements.  Total letters of credit issued as of August 15, 2011 were $16.6 million, which were issued under the Revolving Loan Agreement (see Note 7 to our accompanying Condensed Consolidated Financial Statements).

Effect of Inflation

We do not believe that our businesses are impacted by inflation to a significantly different extent than the general economy.  However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Item 4.     Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act.  Based upon that evaluation, such officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits.

(a)   Exhibits

*10.1	Credit Agreement by and among UniTek, the several banks and other financial institutions or entities from time to time parties thereto, and FBR Capital Markets LT, Inc., dated as of April 15, 2011.

*#10.2	Revolving Credit and Security Agreement, by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association, dated as of April 15, 2011.

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

UNITEK GLOBAL SERVICES, INC.

Date: August 16, 2011	By:	/s/ C. Scott Hisey
C. Scott Hisey
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2011	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)