Form 10-Q
period 2011-10-01
UniTek Global Services, Inc.
filed 2011-11-15
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011
OR

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

On November 11, 2011, 16,343,235 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	October 1,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69	$17,716
Restricted cash	68	-
Accounts receivable and unbilled revenue, net of allowances	88,859	66,525
Inventories	12,272	10,374
Prepaid expenses and other current assets	3,804	3,820
Total current assets	105,072	98,435
Property and equipment, net	33,478	29,346
Amortizable customer relationships, net	31,995	16,247
Other amortizable intangible assets, net	4,917	323
Goodwill	161,421	146,547
Deferred tax assets, net	493	223
Other assets	5,112	4,933
Total assets	$342,488	$296,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,665	$29,604
Accrued liabilities	35,418	30,974
Current portion of contingent consideration	21,181	160
Current portion of long-term debt	1,000	2,940
Current income taxes	305	123
Current portion of capital lease obligations	9,183	7,681
Total current liabilities	96,752	71,482

Long-term debt, net of current portion	112,450	96,462
Long-term capital lease obligations, net of current portion	11,684	10,833
Deferred income taxes	4,465	1,845
Contingent consideration, net of current portion	2,759	-
Other long-term liabilities	2,240	3,225
Total liabilities	230,350	183,847

STOCKHOLDERS’ EQUITY
Preferred Stock $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	-	-
Common Stock $0.00002 par value (200 million shares authorized, 16,350,433 and 15,154,081 issued and outstanding at October 1, 2011 and December 31, 2010, respectively)	-	-
Additional paid-in capital	249,014	237,009
Accumulated other comprehensive income (loss)	(92)	164
Accumulated deficit	(136,784)	(124,966)
Total stockholders’ equity	112,138	112,207
Total liabilities and stockholders' equity	$342,488	$296,054

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Revenues	$120,870	$109,544	$319,134	$301,567
Costs of revenues	95,561	90,703	257,910	252,899
Gross profit	25,309	18,841	61,224	48,668
Selling, general and administrative expenses	12,185	10,140	36,131	28,691
Depreciation and amortization	6,177	6,169	19,699	19,819
Operating income	6,947	2,532	5,394	158

Interest expense	3,326	5,972	11,285	17,385
Loss on extinguishment of debt	-	-	3,466	-
Other (income) expense, net	(36)	29	(176)	175
Income (loss) from continuing operations before income taxes	3,657	(3,469)	(9,181)	(17,402)
Income tax expense	(1,236)	(48)	(2,636)	(151)
Income (loss) from continuing operations	2,421	(3,517)	(11,817)	(17,553)

Loss from discontinued operations	-	(358)	-	(906)

Net income (loss)	$2,421	$(3,875)	$(11,817)	$(18,459)

Net income (loss) per share – basic and diluted:
Continuing operations	$0.15	$(0.72)	$(0.75)	$(3.67)
Discontinued operations	-	(0.07)	-	(0.19)
Net loss	$0.15	$(0.79)	$(0.75)	$(3.86)

Weighted average shares of common stock outstanding:
Basic and diluted	16,350	4,885	15,839	4,785

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
 (Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,817)	$(18,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	906
Provision for doubtful accounts	736	664
Depreciation and amortization	19,699	19,819
Amortization of deferred financing fees	878	2,486
Change in fair value of warrants and interest-rate collar	191	248
Accretion of debt discount	556	306
Loss on extinguishment of debt	3,466	-
Stock-based compensation	4,376	1,228
Interest added to debt principal	-	2,806
Refundable deposits	78	(389)
(Gain) loss on sale of fixed assets	(219)	116
Deferred tax assets, net	2,350	25
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(18,655)	(16,953)
Inventories	(1,222)	(1,981)
Prepaid expenses and other assets	(143)	912
Accounts payable and accrued liabilities	32	5,176
Net cash provided by (used in) operating activities – continuing operations	306	(3,090)
Net cash used in operating activities – discontinued operations	-	(709)
Net cash provided by (used in) operating activities	306	(3,799)

Cash flows from investing activities:
Acquisition of property and equipment	(4,221)	(2,656)
Proceeds from sale of property and equipment	342	241
Cash restricted for acquisition of business	-	133
Cash paid for acquisition of businesses, net of cash acquired	(12,581)	(35)
Net cash used in investing activities	(16,460)	(2,317)

Cash flows from financing activities:
Proceeds from issuance of common shares	-	420
Proceeds from issuance of preferred shares	-	12,500
Proceeds from (repayment of) revolving credit facilities, net	6,000	(4,500)
Proceeds from existing revolving credit facilities, net	16,683	-
Proceeds from the issuance of long-term debt, net of debt discount	97,000	15,000
Repayment and extinguishment of prior long-term debt	(108,900)	(3,868)
Repayment of capital leases	(6,862)	(4,059)
Repayment of existing long term debt	(500)	-
Repayment of acquired debt, net of cash acquired	-	(7,246)
Financing fees	(3,929)	(2,136)
Other financing activities	(824)	(520)
Net cash (used in) provided by financing activities	(1,332)	5,591

Effect of exchange rate on cash and cash equivalents	(161)	(50)
Net decrease in cash and cash equivalents	(17,647)	(575)
Cash and cash equivalents at beginning of period	17,716	2,263
Cash and cash equivalents at end of period	$69	$1,688

Supplemental cash flow information:
Interest paid	$10,591	$13,421
Income taxes paid	$244	$366

Significant noncash items:
Fair value of equity paid for acquisition	$8,453	$19,927
Acquisition of property and equipment financed by capital leases	$8,851	$154
Credit support fee paid in shares of Series B Preferred Stock	$-	$765

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

The accompanying unaudited condensed consolidated financial statements as of October 1, 2011, and for the three and nine months ended October 1, 2011 and October 2, 2010, have been prepared by us in accordance with accounting standards generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The condensed consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 7). At October 1, 2011 and December 31, 2010, $3.6 million and $4.2 million (net), respectively, is included in other assets related to deferred financing fees.

Revenue Recognition

The Company recognizes revenue in accordance with ASC-605 “Revenue Recognition.” Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue is recognized net of any estimated allowances.

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

Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of actual costs incurred to the estimated total costs related to each contract.

The Company is also subject to costs arising from vendor and subcontractor change orders (work performed that was not in original scope), which may or may not be pre-approved by the customer. The Company determines the likelihood that such costs will be recovered based upon past practices with the customer or specific discussions, correspondence or negotiation with the customer.  The Company accounts for costs relating to change orders as contract costs to be expensed in the period incurred, unless persuasive evidence exists that the costs will be recovered.

Net Income (loss) per Share

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Basic and diluted earnings per share:
Numerator:
Net income (loss) from continuing operations	$2,421	$(3,517)	$(11,817)	$(17,553)
Net loss from discontinued operations	-	(358)	-	(906)
Denominator:
Weighted average common shares outstanding – basic and diluted	16,350	4,885	15,839	4,785

Net income (loss) per share from continuing operations - basic and diluted	$0.15	$(0.72)	$(0.75)	$(3.67)
Net loss per share from discontinued operations - basic and diluted	$-	$(0.07)	$-	$(0.19)

Common stock equivalents consist of stock options and warrants using the treasury stock method.  For the three months and nine months ended October 1, 2011, 0.2 million vested stock options and warrants were excluded from the computation of diluted net loss per share because the effect is anti-dilutive as a result of the loss from continuing operations.

Insurance Reserves

The Company maintains a high-deductible casualty insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy. The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate subject to policy terms and conditions. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly.  As of October 1, 2011 and December 31, 2010, the liability for insurance reserves was $13.8 million and $11.1 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. The Company’s insurance accruals are based upon known facts, historical trends and its reasonable estimate of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 1, 2011, the Company had accrued $0.2 million in taxes and penalties related to a prior year audit. At December 31, 2010, the Company had not accrued any interest or penalties. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions.

The Company provides an intra-period tax allocation of the income tax expense or benefit for the year to continuing operations and discontinued operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated grant-date fair values.

The condensed consolidated financial statements include stock-based compensation expense of $0.8 million and $0.4 million, respectively for the three months ended October 1, 2011 and October 2, 2010, and $4.4 million and $1.2 million, respectively, for the nine months ended October 1, 2011 and October 2, 2010 within selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of October 1, 2011 and December 31, 2010.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of net loss and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments.

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (loss)	$2,421	$(3,875)	$(11,817)	$(18,459)
Foreign currency translation (loss) gain	(321)	124	(255)	28
Comprehensive income (loss)	$2,100	$(3,751)	$(12,072)	$(18,431)

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

Goodwill.  In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an update to ASC 350. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU No. 2011-08 was effective for fiscal years and interim periods beginning after December 15, 2011, although early adoption is permitted. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

Business Combinations.  In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”), an update to ASC 805, “Business Combinations” (“ASC 805”). This update amends ASC 805 to require a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro-forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. See pro forma disclosure associated with the acquisition of Pinnacle Wireless, Inc. (“Pinnacle”) in Note 4- Pinnacle Acquisition.

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

Fair Value. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU No. 2011-04”). The objective of ASU No. 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). The objective of ASU No. 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

4.	Pinnacle Acquisition

Effective April 3, 2011, UniTek completed the acquisition of Pinnacle pursuant to an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle and its former owners (the “Sellers”). In accordance with the Asset Purchase Agreement, UniTek agreed to pay the Sellers an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments as set forth in the Asset Purchase Agreement, consisting of a base purchase price of $20.7 million and earnout payments of up to $30.0 million. The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock, par value $0.00002 per share. The number of shares of common stock was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2011, which was $8.65 per share, resulting in the issuance of 924,856 shares of the Company’s common stock.  Of the consideration paid in shares of the Company’s common stock, 578,037 shares were delivered to the Sellers at closing and 346,819 shares were delivered to an escrow agent, to be held until their release in accordance with the terms of the Asset Purchase Agreement. Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which will expand the Company’s presence in the two-way radio and wireless communications systems integration markets.

The preliminary total fair value of the consideration paid for Pinnacle was $45.1 million, consisting of $12.7 million in cash (net of cash acquired), $8.5 million in equity and contingent consideration of $23.9 million. The fair value of the 924,856 shares of common stock issued as consideration was determined based upon the Company’s closing stock price on the last business day prior to April 3, 2011, which was $9.14 per share. The contingent consideration is in the form of earnout payments based upon the achievement of incremental earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets as defined in the Asset Purchase Agreement. The earnout payments of up to $30.0 million will be payable 60% in cash and 40% in shares of UniTek common stock, for which the number of shares of common stock will be determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to the EBITDA measurement date giving rise to the earnout payment being made. The earnout is to be paid out in three payments based upon the achievement of certain EBITDA thresholds after six months (September 30, 2011) which is expected to be approximately $2.8 million, one year (March 31, 2012), and two years (March 31, 2013).  The portion of the contingent consideration earned as of each of these measurement dates is expected to be paid out within 60 days of each measurement date.  The current portion of contingent consideration represents the expected earnout payments to be made at the six month and one year measurement dates. The fair value of the contingent consideration was determined using a Monte Carlo Simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates.  The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earnout periods.  Utilizing the estimated peer group volatility and a range of projected EBITDA outcomes between 80% and 120% of the current estimated EBITDA, the estimated range of outcomes on an undiscounted basis are expected to be between $20.3 million and $26.2 million.

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

Cash	$451
Accounts receivable	4,416
Inventories	675
Prepaid expenses and other assets	192
Property and equipment	2,541
Amortizable intangible assets	28,686
Goodwill	14,836
Other assets	443
Accounts payable and accrued expenses	(3,700)
Billings in excess of costs	(636)
Deferred revenue	(2,462)
Capital lease obligations	(317)
Total fair value of net assets acquired	$45,125

During the three and nine months ended October 1, 2011, the acquisition of Pinnacle contributed revenue of approximately $9.9 million and $16.2 million and operating income of $0.3 million and $0.2 million, respectively. Acquisition related costs for the three and nine months ended October 1, 2011, were $0.2 million and $0.6 million, respectively, which were recorded as a component of selling, general and administrative expenses. The Company has recognized goodwill of $14.8 million, which is not tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the acquisition of Pinnacle is included in the Engineering and Construction segment’s assets. The amortizable intangible assets acquired in the acquisition consisted of the following as of the date of acquisition:

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships and backlog	$23,530	10.5 Years
Non-compete agreements	388	2.0 years
Technology and trade names	4,768	6.2 years
Total	$28,686	9.6 years

The following pro forma data presents revenue and loss from continuing operations as if the Pinnacle acquisition had occurred on January 1, 2010.

	Three Months Ended	Nine Months Ended
	October 2, 2010	October 1, 2011	October 2, 2010
Revenue	$118,581	$321,937	$315,885
Net loss	(3,277)	(14,092)	(20,800)

These pro forma combined historical results also include an adjustment for the increase in amortization and depreciation expense due to the incremental intangible assets and adjusted fair value of the fixed assets recorded in relation to the acquisition. The increase in amortization and depreciation expense for the three months ended October 2, 2010 was $1.2 million. The increase in amortization and depreciation expense for the nine months ended October 1, 2011 and October 2, 2010 was $0.8 million and $3.6 million, respectively.

5.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at October 1, 2011 and December 31, 2010, consist of the following:

	October 1,	December 31,
	2011	2010
Accounts receivable	$59,403	$44,880
Unbilled revenue	32,612	24,837
	92,015	69,717
Allowance for doubtful accounts	(3,156)	(3,192)
Total	$88,859	$66,525

Credit risk with respect to accounts receivable was concentrated with five customers at October 1, 2011.  These customers accounted for approximately $52.4 million (59%) of the accounts receivable balance at October 1, 2011. For the three and nine months ended October 1, 2011, the Company derived approximately $75.8 million (63%) and $199.9 million (63%), respectively, of its total net revenue from its two largest customers. Each of these customers represented in excess of 15% of the Company’s total net revenue. For the three and nine months ended October 2, 2010, the Company derived $69.2 million (63%) and $187.2 million (61%), respectively, of its total net revenue from these two same customers. Each of these customers represented in excess of 15% of the Company’s total net revenue. These revenues were reported as a component of the Fulfillment segment revenues.

6.	Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the nine months ended October 1, 2011:

	Fulfillment	Engineering & Construction	Total
Beginning balance, December 31, 2010	$104,878	$41,669	$146,547
Goodwill associated with acquisitions	89	14,836	14,925
Other adjustments	(48)	(3)	(51)
Ending balance, October 1, 2011	$104,919	$56,502	$161,421

Accumulated impairment losses at October 1, 2011 and December 31, 2010 were $32.4 million, resulting from the wireline impairment charge incurred during the year ended December 31, 2009.

Other intangible assets consisted of the following:

	October 1,	December 31,
	2011	2010
Amortizable intangible assets:
Customer relationships	$98,596	$74,958
Non-compete agreements	1,896	1,433
Technology and trade names	4,768	-
Total amortizable intangible assets	105,260	76,391

Accumulated amortization:
Customer relationships	66,601	58,711
Non-compete agreements	1,329	1,110
Technology and trade names	418	-
Total accumulated amortization	68,348	59,821
Amortizable intangible assets, net	$36,912	$16,570

Amortization expense for the three months ended October 1, 2011 and October 2, 2010, was $2.4 million and $3.4 million, respectively. Amortization expense for the nine months ended October 1, 2011 and October 2, 2010, was $8.5 million and $11.7 million, respectively. The estimated amortization expense for the three months ending December 31, 2011 and in each of the following four years, and thereafter is as follows:

Three months ending December 31, 2011	$2,618
2012	9,485
2013	4,091
2014	3,370
2015	3,370
Thereafter	13,978
Total	$36,912

7.	Long-Term Debt

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

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek). As of October 1, 2011, the Company had $16.8 million in letters of credit outstanding under the Revolving Loan Agreement.

Long-term debt consisted of the following:

October 1,
2011

Revolving Loan Agreement	$16,751
Term Loan, net of debt discount of $2,801	96,699
Total debt	113,450
Less current portion	1,000
Long-term debt, net of current portion	$112,450

Future maturities of long-term debt excluding $2,801 of debt discount are as follows:

Three months ending December 31, 2011	$250
2012	1,000
2013	1,000
2014	1,000
2015	1,000
Thereafter	112,001
Total	$116,251

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

As of December 31, 2010, and prior to the refinancing of its debt on April 15, 2011, the Company’s debt consisted of the following:

December 31,
2010
First Lien Credit Agreement:
Revolving Credit Facility	$-
Term B Credit Facility, net of debt discount of $2,498	72,152
Term C Credit Facility	19,500
91,652
Second Lien Credit Agreement:
Term Facility	7,750
Total debt	99,402
Less current portion	2,940
Long-term debt, net of current portion	$96,462

First Lien Credit Agreement

The Company was party to the First Lien Credit Agreement, by and among certain subsidiaries of UniTek, the lenders party thereto, and Royal Bank of Canada, as collateral agent and as administrative agent, dated September 27, 2007 (as amended, the “First Lien Credit Agreement”), which provided for a First Lien Revolving Credit Facility (the “Revolving Credit Facility”), a First Lien Term B Credit Facility (as amended, the “Term B Credit Facility”) and a First Lien Term C Credit Facility (the “Term C Credit Facility”). The Revolving Credit Facility provided loans in a maximum amount of $20.0 million and would mature on September 27, 2012. As of December 31, 2010, the Company had zero borrowings outstanding under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility were secured by the assets of the Company.  As of December 31, 2010, there was $2.6 million in letters of credit issued under the Revolving Credit Facility.

The Term B Credit Facility provided for borrowings up to $93.0 million, including the Third Incremental Term B Facility of up to $20.0 million. As of December 31, 2010, $72.2 million (net of the debt discount of $2.5 million) was outstanding under the Term B Credit Facility. The Term B Credit Facility was secured by substantially all of the assets of the Company. In connection with the closing of the Third Incremental Term B Facility on July 16, 2010, the lenders received warrants to purchase an aggregate of 53,572 shares of common stock of the Company with an exercise price of $0.56 per share, vested 25% upon issuance, and the remaining warrants vested ratably through September 1, 2012. The Company also agreed to pay to the Third Incremental Term B Facility lenders a deferred fee in cash up to a maximum of $3.5 million, which would be earned by the lenders through July 12, 2012 and was payable on March 26, 2013, or earlier under certain circumstances contained in the amendment. The deferred fee payable in cash was to be reduced by an amount calculated based on value realized by or ascribed to the exercise of the warrants described above.  Additionally, payment of the deferred fee in cash would result in the termination of the related warrants.

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities. The carrying values of the Company’s notes payable and long-term debt is determined by comparison to rates currently available for debt with similar terms, credit risk and maturities. The fair value of the Company’s long-term debt at October 1, 2011 and December 31, 2010 is $113.4 and $97.2 million, respectively. Fair value has been estimated based on the present value of future cash flows using market interest rates for the same contractual terms and considering the Company’s credit risk.

On July 15, 2011, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $50.0 million with a financial institution.  This interest rate collar agreement matures on July 15, 2013.  The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement. The fair value of the interest-rate collar liability was $0.2 million at October 1, 2011 and was recorded within accrued liabilities as of October 1, 2011with changes in fair value recorded in earnings. The valuation of the interest rate collar represents the estimate of the net present value of expected cash flows from each transaction between the Company and the financial institution using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidations.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2011:

	Fair Value Measurements at October 1, 2011
	Fair Value at October 1, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$69	$69	$-	$-
Deferred compensation plan assets	354	354	-	-
Total	$423	$423	$-	$-
Liabilities
Warrant liability	$26	$-	$26	$-
Contingent consideration	23,940	-	-	23,940
Interest rate swap	151	-	151	-
Total	$24,117	$-	$177	$23,940

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,716	$17,716	$-	$-
Total	$17,716	$17,716	$-	$-

Liabilities
Warrant liability	$26	$-	$26	$-
Deferred fee	3,225	-	-	3,225
Contingent consideration	160	-	-	160
Total	$3,411	$-	$26	$3,385

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

The fair value of the contingent consideration for the Pinnacle acquisition (as discussed in Note 4) was determined based upon an income approach utilizing the expected future cash flows associated with the contingent liabilities and a Monte Carlo Simulation model. The change in fair value of the contingent consideration during the three months ended October 1, 2011 was due to the payment of cash in satisfaction of a portion of the contingent liability.

The activity in liabilities classified within Level 3 of the valuation hierarchy consisted of the following:

	Deferred Fee	Contingent Consideration
Liabilities
Balance as of December 31, 2010	$3,225	$160
Acquisition of Pinnacle	-	23,940
Paid settlement	(3,265)	(65)
Changes in fair value	40	(95)
Balance as of October 1, 2011	$-	$23,940

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

10.      Warrants

At October 1, 2011, the Company had outstanding warrants to purchase up to 102,521 shares of its common stock. The warrants’ exercise prices range from $30.80 to $140.00 per share and the warrants expire between December 29, 2011 and December 2, 2020.  The weighted average exercise price is $127.13 per share.  During the three months ended October 1, 2011 and October 2, 2010, no warrants to purchase shares were exercised and there were no new issuances of warrants.  In conjunction with the April 2011 debt refinancing described in Note 7, 53,572 warrants issued in connection with the Third Incremental Term B Facility were terminated.

11.      Stock Options and Restricted Stock Units

As of October 1, 2011, the Company sponsored four stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”). The Company accounts for the Plans pursuant to ASC 718, “Stock-Based Compensation” (“ASC 718”).

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our board of directors (the “Board”). The options expire no later than ten years after the date the stock option is granted. As of October 1, 2011, a total of 2.0 million shares of the Company’s common stock had been reserved for issuance under the Plans including 1.4 million shares remaining eligible for the grant of awards under the Plans.

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

During the nine months ended October 1, 2011, the Company also issued an additional 60,487 RSUs to eligible employees and directors.

The following table represents stock options and RSUs under each of the Plans as of October 1, 2011:

	2001 Plan		2007 Plan		2009 Plan and 1999 Plan		RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	302	$77,700	278,363	$56.00	36,759	$56.68	-	-
Cancelled / Forfeited in Tender Offer	-	-	(278,363)	56.00	(17,806)	$56.68	-	-
Granted – New	-	-	-	-	-	-	134,689	$9.60
Granted – Tender Offer	-	-	-	-	96,204	$9.42	688,976	$9.42
Exercised / Vested	-	-	-	-	-	-	(317,908)	$9.44

Cancelled / Forfeited	(302)	77,700	-	-	(22,969)	$24.94	(7,143)	$9.42
Stock Options and RSUs outstanding at October 1, 2011	-	$-	-	$-	92,188	$17.01	498,614	$9.46

Pursuant to ASC 718, the Company accounted for the tender offer as a modification of the existing stock options.  For Group 1 and Group 3 vested options, the Company recorded stock-based compensation expense of $0.4 million expense in the quarter ended April 2, 2011 for the aggregate difference between the fair value of the stock options before and after the modification.  For Group 2 options, the Company recorded $1.9 million of stock-based compensation expense in the quarter ended April 2, 2011 for the incremental fair value of the replacement RSUs and the amortization of the unrecognized original grant date fair value of the stock options tendered in the exchange.

During the three and nine months ended October 1, 2011, the Company recorded stock-based compensation expense of $0.8 million and $4.4 million, respectively. During the three and nine months ended October 2, 2010, the Company recorded stock-based compensation expense of $0.4 million and $1.2 million, respectively. As of October 1, 2011, there was $6.9 million of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Plans (Group 2 and new RSUs granted). That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

On January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital Partners LP (“HM LP”). Pursuant to the M&O Agreement, the Company agreed to pay HM LP an annual fee of $0.7 million in calendar year 2010 in consideration for HM LP’s provision of financial oversight and monitoring services to the Company as they may be requested from time to time. In connection with the closing of the Company’s equity offering of common stock (the “Equity Offering”) on November 16, 2010, the parties to the M&O Agreement agreed to terminate the M&O Agreement.  For the three and nine months ended October 2, 2010, the Company incurred $0.4 million and 1.2 million, respectively, in monitoring and oversight fees, including expenses. In connection with the termination of the M&O Agreement the Company also agreed to pay a termination fee of $4.3 million (payable in cash or stock, as described below) that will become payable once the following two conditions are met:

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and

•
The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of our Series B Convertible Preferred Stock, par value $0.00002 per share and all other shares owned by Sector Performance Fund prior to the Equity Offering. Subsequent to the Equity Offering and as of October 1, 2011, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency under ASC 450, “Contingencies”. As of October 1, 2011, the Company believes the termination payment does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee. The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

13.      Income Taxes

For the three months ended October 1, 2011, the Company’s income tax expense was $1.2 million, which consisted primarily of a current tax benefit of $0.1 million related to its Canadian operations, a deferred tax expense of $1.1 million related to tax deductible goodwill and $0.2 million for state income taxes and unrecognized tax benefits.  For the nine months ended October 1, 2011, the Company recorded income tax expense of $2.6 million, which consisted primarily of a current tax benefit of $0.3 million related to its Canadian operations, and a deferred tax expense of $2.6 million related to tax deductible goodwill and $0.2 million for state income taxes and unrecognized tax benefits.

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

During the three and nine months ended October 2, 2010, the Company’s income tax expense consisted primarily of a current tax expense related to the Company’s Canadian operations.

14.      Discontinued Operations

Discontinued operations did not materially impact the Company’s operating results for the three and nine months ended October 1, 2011. Discontinued operations for the three and nine months ended October 2, 2010, consisted of certain cable markets that were exited for operational reasons as well as wireless service locations that were shut down and discontinued due to lack of continuing revenues and operational reasons. The following table summarizes the results for the Company’s discontinued operations for the three and nine months ended October 2, 2010:

	Three Months Ended	Nine Months Ended
	October 2, 2010	October 2, 2010
Revenues	$577	$3,613
Cost of revenues	905	4,394
Gross margin	(328)	(781)
Depreciation and amortization	30	125
Operating loss	(358)	(906)
Gain on sale of assets	-	-
Loss from discontinued operations before income taxes	(358)	(906)
Tax benefit from discontinued operations	-	-
Loss from discontinued operations	$(358)	$(906)

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

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA. Management believes segment operating income (loss) represents the closest GAAP measure to segment EBITDA. Selected segment financial information for the three months ended October 1, 2011 and October 2, 2010 is presented below:

	Three Months Ended
	October 1, 2011			October 2, 2010
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$82,508	$38,362	$120,870	$73,758	$35,786	$109,544
Cost of revenue	61,961	33,600	95,561	59,327	31,376	90,703
Gross profit	20,547	4,762	25,309	14,431	4,410	18,841
Selling, general and administrative expenses	7,386	4,799	12,185	6,464	3,676	10,140
Depreciation and amortization	3,724	2,453	6,177	4,887	1,282	6,169
Operating income (loss)	$9,437	$(2,490)	$6,947	$3,080	$(548)	$2,532
Interest expense			3,326			5,972
Other (income) expense, net			(36)			29
Income (loss) from continuing operations before income taxes			$3,657			$(3,469)

	Nine Months Ended
	October 1, 2011			October 2, 2010
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$215,292	$103,842	$319,134	$201,968	$99,599	$301,567
Cost of revenue	165,676	92,234	257,910	164,235	88,664	252,899
Gross profit	49,616	11,608	61,224	37,733	10,935	48,668
Selling, general and administrative expenses	21,813	14,318	36,131	17,659	11,032	28,691
Depreciation and amortization	13,764	5,935	19,699	16,189	3,630	19,819
Operating income (loss)	$14,039	$(8,645)	$5,394	$3,885	$(3,727)	$158
Interest expense			11,285			17,385
Loss on extinguishment of debt			3,466			-
Other (income) expense, net			(176)			175
Loss from continuing operations before income taxes			$(9,181)			$(17,402)

At October 1, 2011, the total assets of the Fulfillment segment were $210.6 million and the total assets of the Engineering and Construction segment were $131.9 million. This compares to $186.6 million and $109.4 million at December 31, 2010 for the Fulfillment segment and the Engineering and Construction segment, respectively. The increase of $24.0 million in the assets of the Fulfillment segment was primarily the result of higher accounts receivable due to increased revenue in the three month period ended October 1, 2011. The increase of $22.5 million in the assets of the Engineering and Construction segment compared to December 31, 2010 is primarily due to the acquisition of Pinnacle.

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

These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues and/or earnings and our ability to manage and control costs;
•	changes in our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging technologies in our industries;
•	changes in our ability to obtain additional financing and the potential for restrictive covenants within our credit agreements;
•	our growth strategy and our ability to consummate acquisitions and integrate them into our existing operations;
•	trends in the satellite television, broadband cable and telecommunications industries;
•	key drivers of change in our business, as identified in this quarterly report;
•	our competitive position and the competitive landscape;
•	shortages in fuel supply or increases in fuel prices could increase operating expense; and
•	other statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as risks:

•	related to a concentration in revenues from a small number of customers;
•	associated with the consolidation of our customers;
•	associated with competition in the satellite television, broadband cable and telecommunications industries;
•	that we will not be able to generate positive cash flow; and
•	that we may not be able to obtain additional financing.

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

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended October 1, 2011 and October 2, 2010, has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

Effective April 3, 2011, we completed the acquisition of Pinnacle pursuant to an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle and its former owners (the “Sellers”). In accordance with the Asset Purchase Agreement, we agreed to pay the Sellers an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments as set forth in the Asset Purchase Agreement, consisting of a base purchase price of $20.7 million and earnout payments of up to $30.0 million. The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock, par value $0.00002 per share. Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which will expand the Company’s presence in the two-way radio and wireless communications systems integration markets.  The operating results of Pinnacle are included in our consolidated results as a component of the Engineering and Construction segment for the period beginning April 3, 2011.

Results of Operations – Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statements of operations information.

	Three Months Ended
	October 1, 2011	October 2, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$120,870	$109,544
Cost of revenues	95,561	90,703
Gross profit	25,309	18,841
Selling, general and administrative expenses	12,185	10,140
Depreciation and amortization	6,177	6,169
Operating income	6,947	2,532
Interest expense	3,326	5,972
Loss on extinguishment of debt	-	-
Other (income) expense, net	(36)	29
Income (loss) from continuing operations before income taxes	3,657	(3,469)
Income tax expense	(1,236)	(48)
Income (loss) from continuing operations	2,421	(3,517)
Loss from discontinued operations	-	(358)
Net income (loss)	$2,421	$(3,875)
Net income (loss) per share- basic and diluted:
Continuing operations	$0.15	$(0.72)
Discontinued operations	$-	$(0.07)
Weighted average shares of common stock outstanding –basic and diluted	16,350	4,885
Adjusted EBITDA (1)	$14,066	$9,541

(1)  See description of “Adjusted EBITDA” below.

The following table presents, for the dates indicated, a summary of our condensed consolidated balance sheet information.

(Amounts in thousands)	October 1, 2011 (unaudited)	December 31, 2010
Current assets	$105,072	$98,435
Total assets	342,448	296,054
Current liabilities	96,752	71,482
Long-term debt and capital lease obligations, net of current portion	124,134	107,295
Stockholders’ equity	112,138	112,207

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended October 1, 2011 and October 2, 2010.

	Three Months Ended (unaudited)
	October 1, 2011		October 2, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase / (Decrease)
Fulfillment	$82,508	68.3%	$73,758	67.3%	$8,750
Engineering and Construction	38,362	31.7%	35,786	32.7%	2,576
Total	$120,870	100%	$109,544	100%	$11,326

We had revenue of $120.9 million for the three months ended October 1, 2011, compared to $109.5 million for the three months ended October 2, 2010. This represents an increase of $11.3 million, or 10.3%.

Revenue for the Fulfillment segment increased by $8.7 million, or 11.9%, from $73.8 million for the three months ended October 2, 2010 to $82.5 million for the three months ended October 1, 2011. The increase in revenues from our Fulfillment segment is primarily attributable to increased revenues from our satellite and cable operations due to higher volumes experienced during the third quarter of 2011.

Revenue for the Engineering and Construction segment was $35.8 million for the three months ended October 2, 2010 and $38.4 million for the three months ended October 1, 2011. The Pinnacle acquisition contributed $9.9 million in the quarter ended October 1, 2011. This increase in revenue was partially offset by the impact of the continuing restructuring of our legacy wireless business.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended October 1, 2011 and October 2, 2010.

	Three Months Ended (unaudited)
	October 1, 2011		October 2, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$20,547	24.9%	$14,431	19.6%	$6,116
Engineering and Construction	4,762	12.4%	4,410	12.3%	$352
Total	$25,309	20.9%	$18,841	17.2%	$6,468

Our gross profit for the three months ended October 1, 2011 was $25.3 million compared to $18.8 million for the three months ended October 2, 2010, representing an increase of $6.5 million, or 34.3%. Our gross profit as a percentage of revenue was approximately 20.9% for the three months ended October 1, 2011, as compared to 17.2% for the three months ended October 2, 2010.

For the Fulfillment segment, gross margin increased from 19.6% for the three months ended October 2, 2010 to 24.9% for the three months ended October 1, 2011. This gross margin percentage is consistent with the three months ended July 2, 2011 of 23.7%, and the increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross margin increased from 12.3% for the three months ended October 2, 2010 to 12.4% for the three months ended October 1, 2011.  The increase is primarily the result of volume leverage in our wireline business and the increased margins in the Pinnacle business.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) for the three months ended October 1, 2011 was $12.2 million as compared to $10.1 million for the three months ended October 2, 2010, representing an overall increase of $2.0 million. Our stock compensation expense for the three months ended October 1, 2011 increased by approximately $0.4 million as compared to the prior year third quarter. During the three months ended October 1, 2011, the Pinnacle acquisition added $0.6 million in SG&A. Additionally, we incurred increased personnel costs and audit, legal and professional fees as well as other related costs associated with our infrastructure growth.

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

A reconciliation of Adjusted EBITDA and net income after certain non-cash adjustments to net loss for the three month periods set forth below is as follows:

	Three Months Ended (unaudited)
(Amounts in thousands)	October 1, 2011	October 2, 2010

Net income (loss)	$2,421	$(3,875)
Non-cash stock based compensation	788	409
Non-cash interest expense	188	2,138
Non-cash amortization	2,414	3,443
Net income after certain non-cash adjustments	$5,811	$2,115

Loss from discontinued operations	-	358
Income tax expense	1,236	48
Cash interest expense	3,138	3,834
Other (income) expense, non-cash	(36)	29
Depreciation	3,763	2,726
Transaction costs	154	431
Adjusted EBITDA	$14,066	$9,541

Adjusted EBITDA increased by 47.4% to $14.1 million for the three months ended October 1, 2011 from $9.5 million for the three months ended October 2, 2010. Our year over year improvement of $6.5 million in gross profit was the main contributor to this increase, which was somewhat offset by an increase of $2.0 million in SG&A.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $3.8 million for the three months ended October 1, 2011 compared to $2.7 million for the three months ended October 2, 2010. Of this increase, $0.2 million is attributable to Pinnacle, with the remaining increase due to the conversion of a portion of our vehicle fleet from operating leases to capital leases in the fourth quarter of 2010.

Amortization of intangible assets totaled approximately $2.4 million for the three months ended October 1, 2011 compared to $3.4 million for the three months ended October 2, 2010. A portion of our customer related intangible assets arising from acquisitions completed in prior years reached the end of their estimated useful lives resulting in a decrease in amortization expense of $1.0 million, which was partially offset by amortization of intangible assets resulting from the Pinnacle acquisition of $1.1 million.

Interest Expense

We recognized $3.3 million and $6.0 million of interest expense during the three months ended October 1, 2011 and October 2, 2010, respectively. The decrease of approximately $2.7 million was primarily attributable to lower overall effective interest rate resulting from the debt refinancing on April 15, 2011 of $0.9 million, and the lower debt level after the reduction of debt following the November 2010 equity offering of $1.8 million.

Income Taxes

During the three months ended October 1, 2011, we recorded income tax expense of $1.2 million, which consisted primarily of a current tax benefit of $0.1 million related to our Canadian operations, a deferred tax expense of $1.1 million related to tax deductible goodwill and $0.2 million for state income taxes and unrecognized tax benefits.  Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, “Accounting for Income Taxes” (“ASC 740”), and accordingly, have recorded a valuation allowance for substantially our entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

During the three months ended October 2, 2010, our income tax expense of $.05 million consisted primarily of a current tax expense related to our Canadian operations.

Net Income (Loss)

We had net income of $2.4 million for the three months ended October 1, 2011, compared to net loss of $3.9 million for the three months ended October 2, 2010. The net loss for the three months ended October 2, 2010, includes a loss from discontinued operations of $0.3 million. The loss from discontinued operations was the result of the closure of certain cable installation and wireless locations.

Results of Operations – Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statements of operations information.

	Nine Months Ended
	October 1, 2011	October 2, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$319,134	$301,567
Cost of revenues	257,910	252,899
Gross profit	61,224	48,668
Selling, general and administrative expenses	36,131	28,691
Depreciation and amortization	19,699	19,819
Operating income (loss)	5,394	158
Interest expense	11,285	17,385
Loss on extinguishment of debt	3,466	-
Other (income) expense, net	(176)	175
Loss from continuing operations before income taxes	(9,181)	(17,402)
Income tax expense	(2,636)	(151)
Loss from continuing operations	(11,817)	(17,553)
Loss from discontinued operations	-	(906)
Net loss	$(11,817)	$(18,459)
Net loss per share- basic and diluted:		-
Continuing operations	$(0.75)	$(3.67)
Discontinued operations	$-	$(0.19)
Weighted average shares of common stock outstanding –basic and diluted	15,839	4,785
Adjusted EBITDA (1)	$30,039	$23,013

(1)  See description of “Adjusted EBITDA” above.

Revenues

The following table sets forth information regarding our revenues by segment for the nine months ended October 1, 2011 and October 2, 2010.

	Nine Months Ended (unaudited)
	October 1, 2011		October 2, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$215,292	67.5%	$201,968	67.0%	$13,324
Engineering and Construction	103,842	32.5%	99,599	33.0%	4,243
Total	$319,134	100%	$301,567	100%	$17,567

We had revenue of $319.1 million for the nine months ended October 1, 2011, compared to $301.6 million for the nine months ended October 2, 2010.  This represents an increase of $17.6 million, or 5.8%.

Revenue for the Fulfillment segment increased by $13.3 million, or 6.6%, from $202.0 million for the nine months ended October 2, 2010 to $215.3 million for the nine months ended October 1, 2011. The increase in revenues from our Fulfillment segment is primarily attributable to increased revenues from our satellite operations in the third quarter of 2011.

Revenue for the Engineering and Construction segment increased $4.2 million, or 4.3%, from $99.6 million for the nine months ended October 2, 2010 to $103.8 million for the nine months ended October 1, 2011. The increase is primarily the result of higher wireline revenues which increased by $15.1 million due to growth in our wireline maintenance and service business, and revenues attributable to Pinnacle of $16.2 million, partially offset by the impact of the continuing restructuring of our legacy wireless business.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the nine months ended October 1, 2011 and October 2, 2010.

	Nine Months Ended (unaudited)
	October 1, 2011		October 2, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$49,616	23.0%	$37,733	18.7%	$11,883
Engineering and Construction	11,608	11.2%	10,935	11.0%	$673
Total	$61,224	19.2%	$48,668	16.1%	$12,556

Our gross profit for the nine months ended October 1, 2011 was $61.2 million compared to $48.7 million for the nine months ended October 2, 2010, representing an increase of $12.6 million, or 25.8%. Our gross profit as a percentage of revenue was approximately 19.2% for the nine months ended October 1, 2011, as compared to 16.1% for the nine months ended October 2, 2010.

For the Fulfillment segment, gross margin increased from 18.7% for the nine months ended October 2, 2010 to 23.0% for the nine months ended October 1, 2011.  The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross margin increased from 11.0% for the nine months ended October 2, 2010 to 11.2% for the nine months ended October 1, 2011. The increase is primarily the result of the acquisition of Pinnacle, partially offset by the result of lower volume leverage in our wireless business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended October 1, 2011 were $36.1 million as compared to $28.7 million for the nine months ended October 2, 2010, representing an overall increase of $7.4 million. The primary reason for this increase was our stock compensation expense for the nine months ended October 1, 2011 increased by approximately $3.2 million as compared to the prior year due to the RSUs granted on January 10, 2011 and May 2, 2011 as result of the tender offer.  During the nine months ended October 1, 2011, the Pinnacle acquisition added $1.7 million in SG&A. Additionally, we incurred we incurred increased personnel costs and audit, legal and professional fees as well as various other costs associated with our infrastructure growth. Partially offsetting these increases was a decrease in transaction costs of $1.2 million for the nine months ended October 1, 2011.

Adjusted EBITDA and Net Income (Loss) after Certain Non-cash Adjustments

A reconciliation of Adjusted EBITDA and net income (loss) after certain non-cash adjustments to net loss for the nine month periods set forth below is as follows (amounts in thousands):

	Nine Months Ended (unaudited)
(Amounts in thousands)	October 1, 2011	October 2, 2010

Net loss	$(11,817)	$(18,459)
Non-cash stock based compensation	4,376	1,228
Loss on extinguishment of debt	3,466	-
Non-cash interest expense	1,473	6,751
Non-cash amortization	8,544	11,627
Net income after certain non-cash adjustments	$6,042	$1,147

Loss from discontinued operations	-	906
Income tax expense	2,636	151
Cash interest expense	9,812	10,634
Other (income) expense, non-cash	(176)	175
Depreciation	11,155	8,192
Transaction costs	570	1,808
Adjusted EBITDA	$30,039	$23,013

Adjusted EBITDA increased by 30.5% to $30.0 million for the nine months ended October 1, 2011 from $23.0 million for the nine months ended October 2, 2010. Our year over year improvement of $12.6 million in gross profit was the main contributor to this increase, which was somewhat offset by an increase of $7.4 million in SG&A.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $11.2 million for the nine months ended October 1, 2011 compared to $8.2 million for the nine months ended October 2, 2010. Of this increase, $0.4 million is attributable to the Pinnacle acquisition in April 2011, with the remaining increase due to the conversion of a portion of our vehicle fleet from operating leases to capital leases in the fourth quarter of 2010.

Amortization of intangible assets totaled approximately $8.5 million for the nine months ended October 1, 2011 compared to $11.6 million for the nine months ended October 2, 2010. The Pinnacle acquisition in April 2011 resulted in $2.0 million of additional amortization of intangible assets in the quarter ended October 1, 2011. This increase was more than offset by a portion of our customer related intangible assets arising from satellite and broadband cable acquisitions completed in prior years reaching the end of their estimated useful lives.

Interest Expense

We recognized $11.3 and $17.4 million in interest expense during the nine month periods ended October 1, 2011 and October 2, 2010, respectively. The decrease in interest expense of $6.1 million was primarily attributable to lower overall effective interest rate resulting from the debt refinancing on April 15, 2011 of $1.3 million, and the lower debt level after the reduction of debt following the November 2010 equity offering of $4.8 million.

 Loss on Extinguishment of Debt

The refinancing of our debt on April 15, 2011 resulted in a net loss on extinguishment of debt of $3.5 million. This includes the write-off of unamortized deferred financing fees of $3.6 million, offset by a $0.1 million gain from the settlement of the deferred fee payable.

Income Taxes

During the nine months ended October 1, 2011, we recorded income tax expense of $2.6 million, which consisted primarily of a current tax benefit of $0.3 million related to our Canadian operations, a deferred tax expense of $2.6 million related to tax deductible goodwill and $0.2 million for state income taxes and unrecognized tax benefits. Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, and accordingly, have recorded a valuation allowance for substantially our entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

During the nine months ended October 2, 2010, our income tax expense of $0.2 million consisted primarily of a current tax expense related to our Canadian operations.

Net Loss

We had a net loss of $11.8 million for the nine months ended October 1, 2011, compared to a net loss of $18.5 million for nine months ended October 2, 2010. The net loss for the nine months ended October 2, 2010, includes a loss from discontinued operations of $0.9 million. The loss from discontinued operations was the result of the closure of certain cable installation and wireless locations.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 2011, we had consolidated current assets of approximately $105.1 million, including cash and cash equivalents of approximately $0.1 million. Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit, and capital expenditures. In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal uses of cash during the quarter ended October 1, 2011 were for working capital purposes.

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

Debt Refinancing

On April 15, 2011, we completed a refinancing of all of our existing debt (the “Debt Refinancing”) by entering into (i) the Term Loan Agreement; and (ii) the Revolving Loan Agreement.  The Term Loan Agreement provides for the $100.0 million Term Loan and the Revolving Loan Agreement provides for the $75.0 million Revolving Loan. Both the Term Loan and the Revolving Loan may be used for general business purposes.

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

As of October 1, 2011, we had $16.6 million in letters of credit outstanding under the Revolving Loan Agreement and $99.5 million on the Term Loan.

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

Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under non-cancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. As of October 1, 2011 and December 31, 2010, the total cost of the assets under capital leases was approximately $33.8 million and $24.8 million, respectively, and the related accumulated depreciation was approximately $12.5 million and $7.1 million, respectively.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended October 1, 2011 and October 2, 2010:

	Nine months Ended (unaudited)
(Amounts in thousands)	October 1, 2011	October 2, 2010
Net cash provided by (used in) operating activities	$306	$(3,799)
Net cash used in investing activities	$(16,460)	$(2,317)
Net cash (used in) provided by financing activities	$(1,332)	$5,591

Net Cash Used in Operating Activities.

Net cash provided by (used in) operating activities for the nine months ended October 1, 2011 and October 2, 2010, was approximately $0.3 million and ($3.8) million, respectively. During the nine months ended October 1, 2011, cash flows resulting from operating activities were impacted primarily by an increase in accounts receivable and unbilled revenue of $18.7 million, which is the result of higher project-based receivables within the wireline business, the addition of Pinnacle and timing within the Fulfillment segment. Inventory increased by $1.2 million as a result of higher volumes in the fulfillment segment.

During the nine months ended October 2, 2010, cash flow used in operating activities primarily resulted from an increase in our working capital due to the addition of Berliner. Accounts receivable increased by approximately $17.0 million and accounts payable and accrued expenses increased by approximately $5.2 million during the nine months ended October 2, 2010. For the nine months ended October 2, 2010, cash used in operating activities from discontinued operations was approximately $0.7 million.

Net Cash Used in Investing Activities.

Net cash used in investing activities for the nine months ended October 1, 2011 and October 2, 2010 was approximately $16.5 million and $2.3 million, respectively. Cash paid for acquisitions during the nine months ended October 1, 2011, was approximately $12.6 million, primarily for the Pinnacle acquisition. Cash used for the purchase of fixed assets was $4.2 million and $2.7 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Net Cash (Used in) Provided by Financing Activities.

Net cash (used in) provided by financing activities for the nine months ended October 1, 2011 and October 2, 2010 was approximately $(1.3) million and $5.6 million, respectively. During the nine months ended October 1, 2011, we had proceeds of $97.0 million from the refinancing of our long-term debt, net of the debt discount, and $16.6 million of net proceeds from our new Revolving Credit Facility, of which $108.9 million was used to repay the existing debt. As of October 1, 2011, we have repaid $0.5 million under our new Term Loan Agreement. Repayment of capital leases was $6.9 million and we used $3.9 million of cash for deferred financing fees in connection with the refinancing of our long-term debt.

During the nine months ended October 2, 2010, net cash provided by financing activities consisted primarily of $12.5 million from issuance of preferred stock. As part of the merger with Berliner, existing Berliner debt of $7.2 million was paid and $2.0 million was paid on the Term B Credit Facility. Cash used for the repayment of our capital leases and long-term debt for the six months ended October 2, 2010 was $5.9 million, excluding the payment made in conjunction with the Merger. For the nine months ended October 2, 2010, we also used $2.1 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

 Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations related to our insurance arrangements and bonding requirements. Total letters of credit issued as of November 15, 2011 were $18.2 million, which were issued under the Revolving Loan Agreement (see Note 7 to our accompanying Condensed Consolidated Financial Statements).

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

UNITEK GLOBAL SERVICES, INC.

Date: November 15, 2011	By:	/s/ C. Scott Hisey
C. Scott Hisey
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2011	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)