Form 10-Q/A
period 2011-10-01
UniTek Global Services, Inc.
filed 2011-11-17
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (the “Form 10-Q”) is being filed to correct share count and related information solely for the comparative periods reported in the Form 10-Q.  The share amounts listed for the third quarter and nine months ended October 2, 2010 reflected the appropriate share counts for such periods but inadvertently did not reflect the Company’s subsequent one-for-two reverse stock split effected on December 21, 2010.  All amounts reported for the 2011 periods are correct and unaffected.

Corrected amounts include the weighted average shares of common stock outstanding for the relevant 2010 periods and the net income (loss) per share for such periods, both as reflected in the condensed consolidated statements of operations included in the Form 10-Q.  The discussion of these 2010 amounts in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have also been corrected on this basis.

No changes have been made to the Form 10-Q other than as described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Revenues	$120,870	$109,544	$319,134	$301,567
Costs of revenues	95,561	90,703	257,910	252,899
Gross profit	25,309	18,841	61,224	48,668
Selling, general and administrative expenses	12,185	10,140	36,131	28,691
Depreciation and amortization	6,177	6,169	19,699	19,819
Operating income	6,947	2,532	5,394	158

Interest expense	3,326	5,972	11,285	17,385
Loss on extinguishment of debt	-	-	3,466	-
Other (income) expense, net	(36)	29	(176)	175
Income (loss) from continuing operations before income taxes	3,657	(3,469)	(9,181)	(17,402)
Income tax expense	(1,236)	(48)	(2,636)	(151)
Income (loss) from continuing operations	2,421	(3,517)	(11,817)	(17,553)

Loss from discontinued operations	-	(358)	-	(906)

Net income (loss)	$2,421	$(3,875)	$(11,817)	$(18,459)

Net income (loss) per share – basic and diluted:
Continuing operations	$0.15	$(1.44)	$(0.75)	$(7.34)
Discontinued operations	-	(0.15)	-	(0.38)
Net loss	$0.15	$(1.59)	$(0.75)	$(7.72)

Weighted average shares of common stock outstanding:
Basic and diluted	16,350	2,442	15,839	2,392

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

Weighted average shares outstanding and earnings per share data in the accompanying unaudited condensed consolidated financial statements for interim periods in 2010 have been restated to correct an error in retrospectively accounting for a one-for-two reverse split of the Company’s common stock that was effected on December 21, 2010.  A summary of the effect of this restatement on the Company’s unaudited condensed consolidated statements of operations is shown below (shares in thousands):

	Three months ended October 2, 2010		Nine months ended October 2, 2010
	As reported	As restated	As reported	As restated

Net income (loss) per share – basic and diluted:
Continuing operations	$(0.72)	$(1.44)	$(3.67)	$(7.34)
Discontinued operations	(0.07)	(0.15)	(0.19)	(0.38)
Net loss	$(0.79)	$(1.59)	$(3.86)	$(7.72)

Weighted average shares of common stock outstanding
Basic and diluted	4,885	2,442	4,785	2,392

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Basic and diluted earnings per share:
Numerator:
Net income (loss) from continuing operations	$2,421	$(3,517)	$(11,817)	$(17,553)
Net loss from discontinued operations	-	(358)	-	(906)
Denominator:
Weighted average common shares outstanding – basic and diluted	16,350	2,442	15,839	2,392

Net income (loss) per share from continuing operations - basic and diluted	$0.15	$(1.44)	$(0.75)	$(7.34)
Net loss per share from discontinued operations - basic and diluted	$-	$(0.15)	$-	$(0.38)

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

Results of Operations – Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statements of operations information.

	Three Months Ended
	October 1, 2011	October 2, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$120,870	$109,544
Cost of revenues	95,561	90,703
Gross profit	25,309	18,841
Selling, general and administrative expenses	12,185	10,140
Depreciation and amortization	6,177	6,169
Operating income	6,947	2,532
Interest expense	3,326	5,972
Loss on extinguishment of debt	-	-
Other (income) expense, net	(36)	29
Income (loss) from continuing operations before income taxes	3,657	(3,469)
Income tax expense	(1,236)	(48)
Income (loss) from continuing operations	2,421	(3,517)
Loss from discontinued operations	-	(358)
Net income (loss)	$2,421	$(3,875)
Net income (loss) per share- basic and diluted:
Continuing operations	$0.15	$(1.44)
Discontinued operations	$-	$(0.15)
Weighted average shares of common stock outstanding –basic and diluted	16,350	2,442
Adjusted EBITDA (1)	$14,066	$9,541

(1)  See description of “Adjusted EBITDA” below.

The following table presents, for the dates indicated, a summary of our condensed consolidated balance sheet information.

(Amounts in thousands)	October 1, 2011 (unaudited)	December 31, 2010
Current assets	$105,072	$98,435
Total assets	342,448	296,054
Current liabilities	96,752	71,482
Long-term debt and capital lease obligations, net of current portion	124,134	107,295
Stockholders’ equity	112,138	112,207

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended October 1, 2011 and October 2, 2010.

	Three Months Ended (unaudited)
	October 1, 2011		October 2, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase / (Decrease)
Fulfillment	$82,508	68.3%	$73,758	67.3%	$8,750
Engineering and Construction	38,362	31.7%	35,786	32.7%	2,576
Total	$120,870	100%	$109,544	100%	$11,326

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

Results of Operations – Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010

The following table presents, for the periods indicated, a summary of our condensed consolidated statements of operations information.

	Nine Months Ended
	October 1, 2011	October 2, 2010
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$319,134	$301,567
Cost of revenues	257,910	252,899
Gross profit	61,224	48,668
Selling, general and administrative expenses	36,131	28,691
Depreciation and amortization	19,699	19,819
Operating income (loss)	5,394	158
Interest expense	11,285	17,385
Loss on extinguishment of debt	3,466	-
Other (income) expense, net	(176)	175
Loss from continuing operations before income taxes	(9,181)	(17,402)
Income tax expense	(2,636)	(151)
Loss from continuing operations	(11,817)	(17,553)
Loss from discontinued operations	-	(906)
Net loss	$(11,817)	$(18,459)
Net loss per share- basic and diluted:		-
Continuing operations	$(0.75)	$(7.34)
Discontinued operations	$-	$(0.38)
Weighted average shares of common stock outstanding –basic and diluted	15,839	2,392
Adjusted EBITDA (1)	$30,039	$23,013

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

UNITEK GLOBAL SERVICES, INC.

Date: November 17, 2011	By:	/s/ C. Scott Hisey
C. Scott Hisey
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2011	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)