Form 10-K
period 2011-12-31
UniTek Global Services, Inc.
filed 2012-03-07
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last reported sale price on July 1, 2011, was approximately $90,303,810.

As of March 2, 2012, 16,458,246 shares of the registrant’s common stock, par value $0.00002, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011 are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our financial condition and strategic direction;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential generation of future revenues and/or earnings and our ability to manage and control costs;

•	changes in our ability to adequately staff our service offerings;

•	opportunities for us from new and emerging technologies in our industries;

•	changes in our ability to obtain additional financing and the potential for restrictive covenants within our credit agreements;

•	our growth strategy and our ability to consummate acquisitions and integrate them into our existing operations;

•	trends in the satellite television, broadband cable and telecommunications industries;

•	key drivers of change in our business, as identified in this annual report;

•	our competitive position and the competitive landscape;

•	shortages in fuel supply or increase in fuel prices could increase operating expense; and

•	other statements that contain words like “may”, “will”, “expects”, “believes”, “estimates”, “anticipates”, “planned”, “scheduled”, “continued” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as risks:

•	related to a concentration in revenues from a small number of customers;

•	associated with the consolidation of our customers and competitions;

•	associated with competition in the satellite television, broadband cable and telecommunications industries;

•	related to the current transition within our executive leadership team;

•	that we will not be able to generate positive cash flow; and

•	that we may not be able to obtain additional financing.

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

iii

PART I

As used in this document, unless the context otherwise indicates, the terms “we”, “us”, “our”, “the Company”, “our Company”, and “UniTek” refers to UniTek Global Services, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

Overview

UniTek Global Services, Inc. is a leading full-service provider of permanently outsourced infrastructure services, offering an end-to-end suite of technical services to the wireless and wireline telecommunications, satellite television and broadband cable industries in the United States and Canada. Our services include:

•	network engineering and design;

•	construction and project management;

•	comprehensive installation and fulfillment;

•	wireless telecommunication infrastructure services; and

•	wireless system integration for public safety and land mobile radio applications.

Our customers, which are primarily large telecommunications, satellite television, cable companies and municipalities and related agencies, utilize our services to build and maintain their infrastructure and networks, and to provide residential and commercial fulfillment services. These services are critical to our customers’ ability to deliver voice, video and data services to their end users. The majority of our services are performed under long-term master agreements.

Our operating philosophy promotes a culture of visibility and accountability and is focused on achieving efficiencies and surpassing each customer’s performance standards. We rely on ever-evolving technology solutions to consistently differentiate us from our competition through enhanced levels of customer satisfaction and operational achievement. The focus on superior systems and processes enables exceptional technician management, our core differentiator across all business lines, to exceed industry standards and customer expectations. All of our operating subsidiaries utilize our shared services platform, which consists of accounting, administrative, fleet management, insurance, safety, legal and corporate resources at our corporate headquarters. Additionally, we have developed a standardized set of technology-enabled, real-time monitoring and reporting capabilities, which we refer to as our Premium Real-time Operating System, or PROS. We rely on PROS to provide detailed, real-time reports on various performance metrics. We believe this enables management to respond rapidly to optimize operational performance. By maintaining a centralized, technology-enabled shared services function, we believe we can better manage our business, control costs, and apply universal financial and operational controls and procedures. Our shared services platform has been engineered to be highly scalable, and we believe that it can support a large increase in business without significant modifications.

We have actively pursued a diversification and expansion strategy in our operations. Our strategy has enabled us to grow and scale our business units across a diversified set of customers, geographies and end markets by executing to the highest performance standards. We intend to leverage our outstanding performance, commitment to technology and shared service platform to grow our revenue and profitability.

As of December 31, 2011, our operations included approximately 102 field offices and a workforce of approximately 6,400, of which approximately 3,600 are full-time employees.

We report our results in two segments: Fulfillment and Engineering and Construction. These reportable segments are based on the services we provide and the industries we serve. Our Fulfillment segment primarily serves the satellite television and cable industries, where we provide outsourced installation, upgrade and network management services. Revenues of the Fulfillment segment are typically recurring in nature and are primarily invoiced based on predetermined rates for each service performed. Our Engineering and Construction segment primarily serves the wireless and wireline telecommunications and public safety industries, where we provide systems integration, engineering, design, construction and project management services. Revenues of our Engineering and Construction segment are generated under master service agreements and other contracts which are billed based on a combination of percentage-of-completion, milestone achievement or at predetermined rates for each service performed.

For the fiscal years 2011, 2010 and 2009 we had revenues of $432.3 million, $398.9 million and $278.1 million, respectively, representing year over year growth of 8% and 43%, respectively. As of December 31, 2011, our three-year backlog was approximately $1,046.3 million, approximately 44% of which we expect to realize in 2012.

On September 27, 2007, UniTek Acquisition, Inc. (“Acquisition”) entered into an agreement with UniTek USA, LLC to purchase 100% of the outstanding membership interests of UniTek USA LLC. Acquisition was a wholly owned subsidiary of UniTek Holdings, Inc. (“Holdings”). Holdings was wholly owned by an investment fund of HM Capital Partners, L.P. (“HM Capital”).

Since the acquisition by HM Capital, we have grown through organic market share growth in our existing markets, two market swaps with DIRECTV and various acquisitions that have expanded our service offerings and geographic footprint.

On January 27, 2010, Berliner Communications Inc. (“Berliner”) and Holdings entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which Holdings merged into Berliner and became a wholly owned subsidiary of Berliner (the “Merger”). For accounting purposes, Holdings was considered the accounting acquirer. However, the Merger was structured so that Berliner was the surviving entity. On June 4, 2010, we changed our corporate name from Berliner Communications, Inc. to UniTek Global Services, Inc. On a pro forma basis reflecting the combined companies, our fiscal 2010 and 2009 revenues were $405.4 million and $345.6 million, respectively.

On November 16, 2010, we completed an underwritten public offering (the “Equity Offering”) of 9.5 million shares of common stock at a price of $9.50 per share, plus an additional 225,284 shares of common stock at $9.50 per share on December 6, 2010 in connection with the partial exercise of the underwriters’ over-allotment. After deducting underwriting fees and offering costs, we generated net proceeds of approximately $84.4 million. We used the net proceeds from the offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of our backlog. The amounts outstanding under the $35.0 million revolving credit facility with BMO Capital Markets Financing, Inc. (BMO), which we refer to as the Holdings Revolving Facility, were paid in full, terminating the Loan Authorization Agreement (“Loan Authorization Agreement”), dated as of September 25, 2007, among Holdings and BMO, as well as the related Credit and Support Agreement with two funds of HM Capital.

Effective April 3, 2011, we completed the acquisition of Pinnacle wireless (“Pinnacle”) pursuant to an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle and its former owners (the “Sellers”). Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which expands the Company’s presence in the two-way radio and wireless communications systems integration markets. The operating results of Pinnacle are included in our consolidated results as a component of the Engineering and Construction segment for the period beginning April 3, 2011.

Industry

We operate in the permanently outsourced infrastructure services industry, assisting national and international customers in the communications sector. Our customers are generally large municipalities and corporations in the wireless and wireline telecommunications, public safety, satellite television and broadband cable industries and are located primarily in the U.S. and Canada. The wireless, wireline, public safety, cable and satellite television industries have historically outsourced a significant portion of their fulfillment, engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing and focus on their core competencies, thereby creating a large market for permanently outsourced infrastructure service providers.

We believe the following industry trends will increase the size of the permanently outsourced infrastructure services industry:

Vendor Consolidation. Various providers of cable television, as well as telecommunications services, are consolidating their vendor bases in order to leverage the benefits of accountability, scale and predictable service standards. We believe this trend, although at differing stages with our various customers, will allow for substantive growth, even in industries where end user penetration is already near saturation levels. Additionally, the scale afforded to companies participating in the consolidation will support continued differentiation through investments in technology and infrastructure. We expect the current platform employed by UniTek, with a focus on technology deployment through a consolidated operating model, will continue to support our position as a logical choice for consolidation in our current customer base for the foreseeable future. Additionally, we believe this will also support our presence as an attractive alternative for various large service providers not in our current customer base who are searching for better performing outsourced services providers.

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

Wireless Telecommunications Industry Trends. Use of wireless telecommunications has grown rapidly, driven by the dramatic increase in wireless telephone usage, along with strong demand for wireless internet and other data services. In the United States, CTIA — The Wireless Association, or CTIA, estimates that as of June 2011 there were 322.9 million wireless subscriber connections, using 2.3 trillion annualized minutes. The opportunity for growth is significant, with the telecommunications industries constantly releasing upgrades and new products. According to CTIA, the number of cell sites has increased from approximately 180,000 in 2005 to approximately 257,000 as of June 2011. Furthermore, the Telecommunication Industry Association forecasts the number of cell sites to increase to 438,000 in 2013. These network upgrades require increased design, construction, maintenance and repair services, a substantial portion of which will be provided by permanently outsourced infrastructure service providers.

In addition, the Federal Communications Commission, or FCC, has issued and we expect it will continue to issue licenses that grant access to new wireless spectrums to new and existing wireless service providers. To support these new licenses, the recipients are often required to develop and build new wireless networks. We believe that a significant portion of the services to be provided under this, and similar agreements, will be outsourced to permanently outsourced infrastructure service providers.

Satellite Industry Trends. According to the Satellite Broadcasting & Communications Association, as of June 2011, there were approximately 33.5 million satellite television subscribers compared to 30.6 million as of December 2007. In total, the U.S. satellite television market, comprised of DIRECTV and DISH Network, spent $2.1 billion in capital expenditures in 2011 determined by the companies’ annual filings. Based on public filings of these two carriers, there were approximately 14.0 million gross subscriber additions and 12.9 million subscriber disconnections in the past two years, resulting in a net increase of 1.2 million subscribers. Additionally, satellite providers spend a significant portion of their retention marketing budgets on subscriber upgrade initiatives, which rely on our outsourced services. As digital video providers in the satellite, cable and telecommunications industries increase their competition for subscribers, we believe the number of gross subscriber additions and disconnections will continue to increase, increasing the demand for our services.

Cable Industry Trends.  The National Cable & Telecommunications Association, or NCTA, estimates there were approximately 58.3 million cable subscribers in the United States as of September 2011, compared to 66.6 million in 2000. Between 2001 and 2010, total cable industry revenues have increased from $45.5 billion to $97.6 billion. Cable providers have been able to increase revenues despite a declining subscriber base by increasing higher-end services, such as high-definition video, digital video recorders, video-on-demand, high speed data and telephony. All of these new services require higher capacity networks, which has driven increased capital expenditures. In fact, the NCTA estimates that between 2002 and 2011, the cable industry spent over $126.4 billion on infrastructure investments. In addition, as a result of these new technologies evolving more rapidly, cable providers’ infrastructure investments have been increasing, with $12.8 billion being invested in 2011 compared to $10.1 billion being invested in 2004. A significant portion of these investments represent permanently outsourced infrastructure services, such as design, construction, maintenance and repair services. We believe many of these cable providers will continue to trend toward outsourcing various non-core capabilities to reduce cost while maintaining required service levels. Additionally, these cable providers are consolidating their vendor bases in order to enhance the customer experience while improving operating costs.

Public Safety Trends. We believe growth in the deployment of network and infrastructure for public safety and municipal wireless systems is being driven by, among other things, security and safety concerns arising from terrorism threats, natural disasters and other emergencies, and the interoperability needs of first responders and other responsible parties. The substantive growth in this market is being driven by both small municipal projects and large comprehensive projects. The small municipal projects encompass various component improvements in any of the dispatch, radio or wireless infrastructure and can range between $1 million to $10 million encompassing new communications systems for various public safety constituents. Large projects can range anywhere from $10 million to over $700 million like the Los Angeles communications network, known as the Los Angeles Regional Interoperable Communications System (“LA-RICS”), which is intended to let police, fire and other emergency personnel talk to each other in the event of a major catastrophe, such as a terrorist attack or an earthquake.

On February 22, 2012, President Obama signed legislation as part of the Middle Class Tax Relief and Job Creation Act of 2012 that includes, among other things, a $7 billion grant program to fund the build out of a nationwide interoperable public safety broadband network, an additional $100 million to$300 million for public safety network research and development activities and allocation of the D Block Spectrum to public safety. The legislation did not include any timeline for expenditure of the funds.

Continued Convergence of Services. Over the past several years, there has been increased convergence of services driven by the proliferation of 3G networks and the beginning roll-out of 4G networks. The communications industry is facing rising demand for current and future services. Providers are reporting that data traffic, including Web access, video messaging and other services, have begun to outpace voice traffic. According to the June 2011 CTIA data, there are 322.9 million U.S. mobile phone subscriber connections. With the continued proliferation of smart phones, more subscribers are accessing the Internet via mobile devices. The study indicates that mobile data traffic is expected to increase 26 times from 2010-2015, which is indicative of limited smartphone and 3G/4G handset penetration. In order to support all these increased data services, there is, and will continue to be, a need to increase the backhaul capacity. Backhaul refers to the transfer of voice, video or data from a site, such as a cellular tower, to the network backbone, which is the primary network supporting the internet and other communications. As the number of wireless and other remote communication sites continues to grow rapidly, the need for constructing robust backhaul capabilities will grow. Backhaul traffic can flow over microwave, fiber, cable, or other technologies, and our broad expertise in installing and designing effective backhaul delivery methods in all available technologies is a significant resource for our customers and a competitive advantage for us. Based on public filings, AT&T and Verizon spent approximately $16.9 billion on wireline capital expenditures in 2011, and according to Infonetics Research, mobile backhaul spending is expected to rise 44% by 2014 to $10.4 billion. The demand for backhaul links will continue to increase with the convergence of services. In addition, we believe that downstream demand from other communications providers, such as internet service providers, satellite operators and telecommunication resellers, who utilize backhaul infrastructure to provide their services, will continue to increase. As demand for these services increase, communication companies will need to invest capital to improve their networks to accommodate the demand for increased capacity, which will in turn increase the demand for permanently outsourced infrastructure services.

Services

UniTek is a leading, full-service provider of permanently outsourced infrastructure services. We deliver a broad range of specialized services to our customers, including network engineering and design, construction and project management, installation and fulfillment, wireless services and public safety services.

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

Public Safety/Systems Integration Services. We specialize in systems integration services for large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate projects. We operate as a turnkey solutions provider for wireless system upgrades by integrating the radio system design, the in-building antenna network, and command and control systems that include all subsystems such as spectrum, fiber networks, voice logging and GPS. These services complement and expand our existing wireless telecommunications services offerings.

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

Competitive Strengths

Our competitive strength is based on our focus on operational excellence in the field, which is driven by our shared services platform and our commitment to technology. We will continue to differentiate in our chosen markets by leveraging our technician management expertise enabled with the following:

Operational Execution. Our operating philosophy promotes a culture of visibility and accountability focused on achieving efficiencies and surpassing each customer’s performance standards. In an industry where substantial operational complexity exists, including thousands of daily service visits, millions of dollars of equipment procured and installed every month, and over ten thousand calls daily into call centers, our operational approach, including PROS, has allowed us to achieve what we believe is superior operating performance. Combined with our shared services platform, PROS enhances our operational execution by creating real-time accountability through the rapid detection and correction of operational issues that could potentially impact performance, productivity and profitability. Our solution provides management and field personnel instantaneous operating and financial reports focused on “event management” parameters and metrics that promulgate prompt, corrective actions. In comparison to industry standards, in which infrequent and minimally analyzed reviews and reports are common, we capitalize on our shared services model and PROS technology to ensure frequent, regular and meticulously reviewed reports which result in cost minimization, increased worker productivity and efficient business practices. Our performance-oriented culture is further enhanced by our management development program at UniTek University and our adaptation of modern technologies. We believe that together with the scalability of our shared services platform and our ability to seamlessly integrate strategic acquisitions, our culture presents a substantial barrier to entry for competitors in the future. These systems have facilitated our entry into four new markets and the successful integration of twelve acquisitions since our inception in 2004. We believe that our high-quality operational procedures create high customer satisfaction and comprehensive employee accountability, setting the foundation for continuous expansion and growth.

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

Large Market Footprint and Strong Customer Relationships. We have been in business for over 20 years and have achieved significant scale and strong customer relationships in each of the industries in which we compete. As of December 31, 2011, our network includes 102 locations and a workforce of approximately 6,400 across the United States and Canada. From 2007 to 2011, we have grown from five customers in two industries to over 100 customers in four industries. Our primary customer base consists of blue-chip, Fortune 200 companies in the media and telecommunications industry, including such customers as DIRECTV, AT&T, Clearwire Communications, Ericsson, Sprint, T-Mobile, Comcast, Cox Communications, Verizon Communications, Charter Communications and Time Warner Cable. We also serve significant Canadian customers, such as Rogers Communications and Bell Aliant. We believe our experience, technical expertise, geographic reach and size are important to our customers and allow us to effectively bid for large-scale contracts. This will be a key focus area for us as we expand our systems integration services offerings geographically for public safety and land mobile radio applications.

Reputation for Reliable Customer Service and Technical Expertise. We believe that the strength of our customer relationships is a direct result of our leading customer service and technical expertise. Central to this is PROS, which creates real-time visibility and accountability, detects potential operational issues, allows multiple levels of employees to interact, leverages centralized shared services, and allows efficient monitoring and management of operations. In addition, we further differentiate ourselves from our competitors through our integration of various technologies into our business, including enhanced GPS and vehicle monitoring devices in our fleet, handheld devices to streamline technician work order closure and inventory consumption, and iPhone deployment to standardize and document project progress, quality and safety observations. We believe our reputation for excellent quality, customer service and technical expertise gives us an advantage in competing for new contracts as well as in maintaining and extending our current customer relationships.

Experienced Management Team. Our management team, which includes our executive officers and divisional leaders, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business and managing the financial aspects of our operations. Our management team, while having undergone recent changes as previously disclosed, possesses significant industry experience and contains a deep understanding of our customers and their performance requirements. In addition, we are currently identifying candidates to serve as, and expect to hire in the next several months, a permanent chief executive officer, who we anticipate will also have substantial experience in our industry. Generally, the management and key employees of our recently acquired companies continue to work for us under performance-aligned long-term employment or services agreements.

Strategy

The key elements of our business strategy are:

Execute on Existing Backlog. As of December 31, 2011, our current three-year backlog was approximately $1,046.3 million. We intend to work closely with our customers to ensure we execute on our already signed contracts at a performance level that exceeds our customers’ services requirements. In addition, we are dedicated to utilizing our shared services platform to ensure that we execute this existing backlog in a highly profitable manner.

Expand and Diversify our Backlog. We are focused on growing and diversifying our backlog through increasing our relationships with existing customers and building relationships with new customers. We offer our customers a full range of outsourced infrastructure services, including specialized engineering and design services, construction management services, broadband network and wireless infrastructure construction, repair and maintenance, wireless system integration for public safety and land mobile radio applications and comprehensive residential and commercial installation and fulfillment services. In many cases, our customers only utilize a portion of the potential services that we can provide. We will continue to utilize our reputation for quality and service together with our differentiated technological capabilities to win new contracts from our existing and new customers. In addition, we will selectively enter new markets, either organically or through strategic acquisitions. Potential new industries include power and utilities, water and sewer infrastructure and government security.

Increase Efficiency through Continued Development of our Technology.  PROS is a highly customized, web-based, real-time communications tool that enables us to have rapid insight into our business as well as provide many of our customers with customized solutions to meet their information needs from project documentation to real-time status updates. In addition, we capture data generated in the field by our technicians and analyze trends in performance, safety, training and service delivery to maximize our operational efficiency across our product and service offerings. We plan to continue to develop our technology in an effort to ensure we have the capabilities needed to effectively and profitably manage our operations. Also, we will continue to offer our customers customized solutions for their project needs.

Pursue Selective Acquisitions. We selectively pursue strategic acquisitions that complement our existing business through (i) diversifying our service offerings, customers, end markets and geographies, (ii) adding experienced managers to UniTek’s management team and (iii) strengthening our financial profile by moving up the customer value chain with expanded value-added service offerings. We believe that attractive acquisition candidates exist as a result of the highly fragmented nature of our industry, the inability of many smaller competitors to expand and modernize due to capital constraints and the desire of owners of acquisitions candidates for liquidity. We believe that our platform and experienced management team will be attractive to acquisition candidates.

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

Our current customers include leading media and telecommunication companies such as DIRECTV, AT&T, Clearwire Communications, Ericsson, Sprint, T-Mobile, Comcast, Cox Communications, Verizon Communications, Charter Communications and Time Warner Cable. We also serve significant Canadian customers, such as Rogers Communications and Bell Aliant.

Revenue concentration information, as a percentage of total consolidated revenue, is as follows:

	For the Years Ended December 31,
	2011	2010	2009	Primary Segment
Revenue from top 10 customers	87%	93%	98%
Revenue from significant customers-
DIRECTV	46%	47%	63%	Fulfillment
Comcast	16%	16%	13%	Fulfillment
Verizon Communications	9%	8%	8%	Engineering & Construction

Backlog

Our three-year backlog was approximately $1,046.3 million as of December 31, 2011 and $914.2 million as of December 31, 2010. We expect to realize approximately 44% of the existing backlog in fiscal 2012. Approximately $776.0 million (74%) of our backlog at December 31, 2011 was composed of services to be performed under existing master service agreements and long-term contracts, with the remainder based on historical trends regarding the renewal of our agreements and contracts.

Sales and Marketing

Our work is awarded to us directly or we are provided with opportunities to bid on new projects based upon our competencies and performance. We typically enter into contracts with customers that range from one to three years. We market our services through our individual business units’ names and service marks. We do this in order to maximize the branding and name recognition of each business in their respective industries.

We employ a sales and marketing team who respond to new opportunities as they are identified. We internally process customer requests for proposals as procured by our sales and marketing team. Through our proprietary systems, we track opportunities and respond based upon our resources, strict financial criteria and overall strategic objectives of the Company.

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

We utilize independent contractors to supplement our in-house workforce and manage seasonal workflow. Our independent contractors are typically small business entities that provide their own vehicles, tools and insurance coverage. We are not reliant on any individual source for a significant portion of our outsourced labor.

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

In the Fulfillment segment, we compete with Dycom Industries, Inc., MasTec, Inc., Multiband Corporation and other providers of permanently outsourced infrastructure services. In the Engineering and Construction segment, we compete with large scale providers such as Dycom Industries, Inc., MasTec, Inc., Quanta Services, Inc., Bechtel Corporation, General Dynamics Corporation and Black and Veatch Corporation in addition to smaller local and regional providers. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. We believe that we compete favorably with our competitors on the basis of these factors.

2012 Outlook

We believe that our 2012 operating results will be impacted by the following industry and market trends:

Satellite Fulfillment.  We believe the continued addition of DIRECTV subscribers and expansion of high definition video programming will provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Our performance on key customer metrics continues to exceed our peer levels and positions us well to potentially increase market share. Additionally, our recent contract with ViaSat gives us the opportunity to provide installation, upgrade and repair services for customers in multiple U.S. markets. Services in the expanded territory are expected to begin in the first quarter of 2012. We expect our work in this expanded territory to more than triple UniTek’s share of ViaSat’s direct retail installations to nearly 30% of its retail installation requirements nationwide.

Cable Industry Vendor Consolidation.  We believe that the cable industry will continue to progress on vendor consolidation and investment programs to compete with satellite and fiber optic alternatives. Key cable providers are consolidating vendors and we believe this initiative will provide us with market growth opportunities with our existing footprint, technology investments and quality programs. We continue to pursue differentiation from our competition through exceptional customer service levels and a superior end-user customer experience. In addition, we believe that downstream demand from other communications providers, such as internet service providers and telecommunications resellers, who utilize backhaul infrastructure to provide their services will continue to increase. As demand for these services increases, communication service providers will need to invest capital to improve their networks to accommodate the demand for increased capacity and increased service offerings, which we expect should in turn increase the demand for our permanently outsourced infrastructure services.

Fiber Communications Upgrades.   Providers of broadband and fiber communications services have historically outsourced the design, construction and maintenance of their data networks to third parties in order to minimize their fixed costs and number of employees. As these providers roll-out new technologies and capabilities, we believe the demand for our permanently outsourced infrastructure services will increase. As fiber-to-the premises (FTTP) and fiber-to-the-home (FTTH) projects continue to create alternatives for video and data services, we expect infrastructure spending to continue as our customers in this space compete for the end user with differentiated product offerings. Various regional upgrade projects have been announced by our key customers where they reinvest in existing systems to enhance capabilities and expand service offerings. Infrastructure spending in 2011 was approximately $24 billion in the telecommunications and pay television marketplace. We believe this level of spending will continue given the current competitive marketplace and the necessity to enhance data services in existing networks.

Wireless Industry Expansion, Consumer Market.   We believe contracts recently awarded to UniTek validate our strategy of pursuing the predictable, sustainable infrastructure spending by the large telecommunication service providers that is necessary to meet the aggressively growing demand for their data services. We believe the opportunity for growth within our wireless business is significant as the telecommunications industry continues to release upgrades and new products and the number of users and required bandwidth for data continues to grow. The increase in data usage is driving increased mobile carrier revenue related to data usage in North America, which is expected to grow at a compounded annual growth rate of 33% between 2005 and 2014, according to Gartner, Inc. To support this growth, the number of cell sites increased from approximately 180,000 in 2005 to approximately 257,000 in 2011, according to the CTIA. As the wireless carriers invest additional capital to upgrade or enhance their existing networks, we expect additional opportunities to provide site acquisition, engineering and construction services. The FCC has also issued licenses that grant access to new wireless spectrums, which has resulted in providing us with the opportunity to participate in the building of the next-generation 4G networks, which we expect to continue throughout 2011. Furthermore, as we continue to grow and expand our presence in the wireless business, we believe that we will have new opportunities to provide ongoing maintenance services to the wireless carriers.

Wireless Industry Expansion, Public Safety & Private Wireless. We believe our public safety and private wireless platform is differentiated in the industry by providing technology agnostic solutions through a wide variety of service offerings throughout the value chain including highly sophisticated systems integration projects. Our ability to execute on large, sophisticated technology rollouts has been demonstrated through various successful projects, including our current work on what is estimated to be the world’s largest public safety Distributed Antenna System for the World Trade Center Transportation Hub, a $37 million project in New York City. Our historical success in large projects, coupled with the expectations of an industry growth rate near 7% and substantive market spend expected to reach over $20 billion annually, will help enable substantive growth in our wireless segment as it relates to public safety, private wireless and municipal cellular network spends. Our ability to grow this service offering across our nationwide geographic presence will leverage the strong competencies we have developed from engineering solutions through deployment of land mobile radio systems and complex integrated technology solutions in the wireless market.

Recent Developments

On January 11, 2012, Peter Giacalone resigned as Executive Chairman of the Board of Directors and President of UniTek Global Services, Inc. and C. Scott Hisey resigned as Chief Executive Officer of the Registrant, both by mutual agreement with the Board of Directors. Mr. Hisey remains a member of the the Board of Directors.

In connection with their resignations, Messrs. Giacalone and Hisey have each entered into a Separation of Employment Agreement and General Release with the Registrant (the “Giacalone Separation Agreement” and “Hisey Separation Agreement” as the case may be and, together, the “Separation Agreements”) dated as of January 11, 2012.

In accordance with Mr. Giacalone's Employment Agreement, dated as of December 1, 2010, the Giacalone Separation Agreement provides that Mr. Giacalone will receive the following benefits in connection with his resignation: (i) an amount equal to twenty-four (24) months of his base salary, less applicable tax withholding, (ii) his accrued Bonus (as defined in his Employment Agreement) for 2011, in an amount equal to $225,000 (a portion of which had been previously paid by the Company); (iii) twenty-four (24) months of continued COBRA coverage; and (iv) acceleration of his 75,000 currently unvested restricted stock units.

In accordance with Mr. Hisey's Employment Agreement, dated as of December 1, 2010, the Hisey Separation Agreement provides that Mr. Hisey will receive the following benefits in connection with his resignation: (i) an amount equal to twenty-four (24) months of his base salary, less applicable tax withholding, (ii) his accrued Bonus (as defined in his Employment Agreement) for 2011, in an amount equal to $225,000 (a portion of which had been previously paid by the Company); (iii) twenty-four (24) months of continued COBRA coverage; and (iv) acceleration of his 107,143 currently unvested restricted stock units. In addition to these benefits, the Hisey Separation Agreement provides for a further bonus payment in the amount of one year's salary, less applicable tax withholding, in a single cash payment.

The Company expects to record a charge in the first quarter of 2012 of approximately $4.5 million related to these separations.

Also on January 11, 2012, Michael F. O'Donnell, an independent member of the Company's Board of Directors, was appointed by the Board to serve as its Non-Executive Chairman.

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

Financial Information about Geographic Areas

We operate primarily in the United States, however, we derived $15.0 million, $16.6 million and $12.4 million of our revenues from operations in Canada during the years ended December 31, 2011, 2010, and 2009, respectively. In addition, we held assets relating to our Canadian operations of $5.8 million, $4.4 million, $3.9 million as of December 31, 2011, 2010 and 2009, respectively.

Employees

As of December 31, 2011, we had a workforce of approximately 6,400, of which approximately 3,600 are full-time employees. The number of our workforce varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

We attract and retain employees by offering technical training opportunities, bonus opportunities, an equity compensation plan, competitive salaries and a comprehensive benefits package. We believe that our focus on training and career development helps us to attract and retain quality employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization that we also believe helps us to retain our employees.

WHERE YOU CAN FIND MORE INFORMATION

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, are available free of charge on the internet at our website, www.unitekglobalservices.com , as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission, which we refer to as the SEC. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all directors and employees and includes a code of ethics for our CEO, CFO and other senior executives, and which expressly applies to our senior financial officers (including our principal executive officer, principal financial officer and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees may be obtained by contacting our investor relations at (866) 778-3657, or by email at Investorrelations@unitekgs.com. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

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

Risks Related to Our Business

We have had a history of losses.

We experienced net losses of $15.6 million, $30.6 million and $65.6 million in 2011, 2010 and 2009, respectively. We cannot predict if we will ever achieve profitability, and if we do, be able to sustain such profitability. Further, we may incur significant losses in the future for a number of reasons, including due to the other risks described in this annual report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve profitability.

Our substantial indebtedness could adversely affect our financial health.

As of December 31, 2011, we have total indebtedness of approximately $138.1 million (including capital leases).

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	make us more vulnerable to a general economic downturn than a company that is less leveraged.

Additionally, the terms governing our debt facilities limit our ability, among other things, to:

•	incur additional indebtedness;

•	prepay indebtedness;

•	repurchase outstanding shares of our common stock;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens;

•	declare, pay or make any dividend distributions; and

•	guarantee the obligations or liabilities of others.

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

During the year ended December 31, 2011, our three largest customers, as a percentage of total revenue, were DIRECTV (46%), Comcast (16%) and Verizon Communications (9%).

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

If we are unable to recruit and retain key managers and employees, and to manage the current transition within our executive leadership, our business may be adversely affected.

We depend on the services of our executive officers and the senior management of our subsidiaries. Our management team has substantial experience in our industry; the loss of any of them could negatively affect our ability to execute our business strategy. In addition, we have recently experienced management changes, with our former Executive Chairman of the Board and our former Chief Executive Officer leaving their positions in early 2012, and there are expenses and challenges related to our current efforts to identify a candidate to serve as our permanent chief executive officer, including the risk that the permanent chief executive officer’s transition to the role may be slower or more difficult than we anticipate. Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any key management personnel will remain employed by us.

In addition, the services we deliver to our customers could be delayed or interrupted if we are unable to attract, train and retain highly skilled employees, particularly, fulfillment installation and wireless technicians. Competition for these employees is intense. Because of the complex and technical nature of some of our services, any failure to attract and retain a sufficient number of qualified employees could materially harm our business.

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

We recognize revenue and profit on certain of our wireless construction contracts as the work progresses using the percentage-of-completion method of accounting. Under this method of accounting, contracts in progress are valued at cost plus accrued profits less invoiced revenue and progress payments made on uncompleted projects. This method relies on estimates of total expected contract revenue and costs.

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

Our success also depends upon the continued trend by our customers to outsource their network design, deployment, project management and fulfillment service needs. If this trend does not continue or is reversed and telecommunication service providers and network equipment vendors elect to perform more of these tasks themselves, our operating results may be adversely affected due to the decline in the demand for our services.

We may require additional capital to fund our operations and obligations.

As of December 31, 2011, we had cash balances and availability under existing credit facilities of approximately $14.6 million. We may need to raise additional funds to continue to fund our operations and obligations as well as to fund potential acquisitions. Our capital requirements will depend on several factors, including:

•	our ability to enter into new agreements with customers or to extend the terms of our existing agreements with customers, and the terms of such agreements;

•	the success rate of our sales efforts;

•	costs of recruiting and retaining qualified personnel;

•	expenditures and investments to implement our business strategy; and

•	the identification and successful completion of acquisitions.

We may seek additional funds through public and private securities offerings and/or borrowings under lines of credit or other sources. Our inability to raise adequate funds to support the growth of our business would adversely affect our business. If we cannot raise additional capital, we may have to implement one or more of the following remedies:

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

Our backlog consists of uncompleted portions of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term contracts. Many of our contracts are multi-year agreements. We include in our backlog the amount of services projected to be performed over the terms of the contracts, where applicable, or based on our historical experience with customers and our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of backlog and a customer’s requirements during a particular future period may not prove to be accurate. If our estimated backlog is significantly inaccurate, this could adversely affect our financial results and the price of our common stock.

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

Pursuant to accounting principles generally accepted in the United States, or GAAP, we are required to annually assess our goodwill and indefinite-lived intangibles to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. We assess the potential impairment of goodwill on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite-lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual goodwill impairment test as of October 4, 2009 resulted in a determination that the carrying value of the telecommunications reporting unit exceeded its fair value and was therefore impaired. We also completed a 2009 impairment test of our long-lived assets at that date for the telecommunications reporting unit. The results of the impairment testing caused us to recognize a non-cash asset impairment charge of $38.4 million for the year ended December 31, 2009. We performed our required annual goodwill impairment test as of October 2, 2011 and October 3, 2010, and there was no impairment identified for the years ended December 31, 2011 and 2010. However, future impairments could further reduce our profitability.

We performed our required annual impairment test as of October 2, 2011. While there were no impairments identified, one reporting unit had a decline in the excess of fair value as compared to carrying value due to the short term impact of lower revenue. The current estimated fair value of the reporting unit is supported by projected growth in revenue from existing customers and overall predicted market spending. Should this growth in revenue not materialize as expected, the fair value could decline further and this reporting unit will be at a greater risk for a future impairment of goodwill. The reporting unit’s fair value exceeded the corresponding carrying value by less than 5%. The reporting unit’s goodwill at December 31, 2011 is approximately $25.5 million.

Legal proceedings and other claims could reduce our profitability, cash flows and liquidity.

We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, wage and hour disputes, breach of contract, property damage, consequential and punitive damages, civil penalties, or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards. Defending these claims can involve significant legal costs. When appropriate, we establish reserves for litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. If reserves are inadequate, insurance coverage proves to be inadequate or unavailable, or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim or lawsuit could have a material effect on our business, financial condition and results of operations. Separately, claims and lawsuits alleging wrongdoing or negligence by us may harm our reputation or divert management resources away from operating our business.

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

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by OPEC and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Recently, the costs of gasoline, diesel fuel and other petroleum based fuel products have been volatile. We purchase fuel to run our fleet of trucks and equipment used in our operations and as fuel prices increase, our direct operation expenses increase. We may implement a fuel surcharge program or receive additional fuel charge concessions from our customers designed to offset increased fuel expenses; however, these are not guaranteed and may not fully offset the increased costs associated with rising fuel prices. We do not currently engage in fuel hedging transactions or purchase gasoline or fuel future contracts in an effort to mitigate the risk of future fuel price increases. While we may in the future initiate such programs, there can be no assurances that we will be able to do so or that any such programs will be successful.

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

We perform most of our services outdoors. Adverse weather conditions may affect productivity in performing services or may temporarily prevent us from performing services for our customers. The effect of weather delays on projects that are under fixed-price arrangements may be greater if we are unable to adjust the project schedule for such delays. A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects.

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

Beginning with our 2011 fiscal year end, we are required to provide a report by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially affect our financial condition or ability to comply with applicable financial reporting requirements.

Risks Related to our Company and our Common Stock

Our historic stock price has been volatile and purchasers of our common stock could incur substantial losses.

Historically, our stock price has been volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including, but not limited to, variations in our financial results or those of companies that are perceived to be similar to us, investors’ perceptions of us, the number of our shares available in the market, future sales of our common stock and securities convertible into our common stock, and general economic, industry and market conditions. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

There may be a lack of a public market for our shares, which limits our stockholders’ ability to sell their shares.

Our common stock is currently quoted on the NASDAQ Global Market. Prior to listing of our stock on the NASDAQ Global Market in 2010, trading of our common stock was light and sporadic. Although we anticipate that the listing of our common stock on the NASDAQ Global Market will continue to provide for a more liquid trading market for our shares of common stock, we can provide no assurances that an active market for our common stock will develop or that we will be able to maintain the listing standards of the exchange.

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

Our certificate of incorporation, or Charter, and our amended and restated bylaws, or Bylaws, contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

•	establish a classified Board of Directors so that not all members of our Board are elected at one time;

•	require prior approval by a special committee of our Board of Directors, or the Special Committee, of any action which would amend or in any way modify our Charter or Bylaws, among other actions;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings: and.

•	provide that the Board of Directors is expressly authorized to adopt, or to alter or repeal our Bylaws.

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

We and substantially all of our stockholders may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible debt securities to finance future acquisitions. As of December 31, 2011, we have approximately 16.3 million shares of common stock issued and outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, we have material lease agreements for our corporate headquarters at 1777 Sentry Parkway West, Suite 302, Blue Bell, Pennsylvania and for our wireless business at 18-01 Pollitt Drive, Fair Lawn, New Jersey. These locations have 21,233 square feet of office space and 76,790 square feet of office and warehouse space, respectively. In addition, we own 0.9 acres of property, including office and warehouse space, in Arlington, Texas. We lease other smaller locations throughout the United States and Canada.

We believe that our properties are adequate to meet our current needs and that additional facilities, if needed, are available to meet our expansion needs in existing and projected markets.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various litigation claims that occur in the ordinary course of business, which the Company believes, even if decided adversely to us, would not have a material effect on our business, financial condition, results of operations and liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

The following table shows the high and low selling prices per share of our common stock as reported by the NASDAQ Global Market and the OTCBB, as applicable, for the quarterly periods indicated. All share prices reflect the one-for-28 reverse stock split effected on November 9, 2010 and the one-for-two reverse stock split which occurred on December 21, 2010. Prior to November 11, 2010, prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	Low	High
2011
December 31, 2011	$3.84	$5.49
October 1, 2011	$4.03	$8.95
July 2, 2011	$7.25	$10.52
April 2, 2011	$8.02	$10.65
2010
December 31, 2010 (November 11, 2010 through December 31, 2010)	$8.48	$10.52
December 31, 2010 (October 3, 2010 through November 10, 2010)	$63.84	$64.40
October 2, 2010	$2.80	$78.40
July 3, 2010	$56.00	$81.20
March 31, 2010	$30.80	$70.00

Our stock has experienced periods, including, without limitation, certain extended periods of limited or sporadic quotations.

Holders. As of March 2, 2012, there were 397 holders of record of our common stock.

Performance Graph

The Performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500), and with that of our Peer Group, comprised of Mastec, Inc., Dycom Industries, Inc., Quanta Services, Inc. and Multiband Corporation, Inc.

The graph assumes an investment of $100 in our common stock, the S&P 500 and the Peer Group for the period from December 31, 2006 to December 31, 2011. Prior to the equity offering in November 2010, our common stock was traded on the OTCBB. The graph below includes the impact of the 2010 Equity Offering, the one-for-28 reverse stock split effected on November 9, 2010 and the one-for-two reverse stock split effected on December 21, 2010.

The comparisons in the graph are required by the SEC and are not intended to forecast possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among UniTek Global Services, Inc., the S&P 500 Index, and a Peer Group

Dividends. We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial conditions and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements restrict our ability to pay cash dividends or make other distributions on our common stock without the prior consent of the lenders.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the Company sponsored three stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”). The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our board of directors (the “Board”). The options expire no later than ten years after the date the stock option is granted.  In accordance with the 2009 Plan, 10% of the outstanding shares of common stock are reserved for issuance. As of December 31, 2011, a total of 1.6 million shares of the Company’s common stock had been reserved for issuance under the Plans including 1.1 million shares remaining eligible for the grant of awards under the Plans.

The following table provides information, as of December 31, 2011, with respect to all compensation plans and individual compensation arrangements under which equity securities are authorized for issuance to employees or non-employees:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation on plans approved by security holders:
1999 Plan	3,069	$34.35	-
2007 Plan	-	-	-
2009 Plan RSUs	573,948	9.45	1,056,589
	577,017	$9.58	1,056,589

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The following table presents consolidated summary financial information. The balance sheet and statement of operations data as of and for the years then ended December 31, 2011 and 2010, have been derived from the Company’s audited consolidated financial statements. The balance sheet and statement of operations data as of and for the years ended December 31, 2009 and December 31, 2008 have been derived from Holdings’ audited financial statements (see Reverse Acquisition Accounting note below). The balance sheet and statement of operations data as of December 31, 2007 and for the year then ended has been derived from Holdings’ unaudited financial statements. The 2007 financial results are separated into the period before and after the initial acquisition of the Company by HM Capital.

All amounts presented herein are expressed in thousands, except per-share data, unless otherwise specifically noted, and are presented giving effect to our reverse stock splits.

	Years Ended December 31,				Sucessor	Predecessor
(in thousands, except per share data)	2011	2010	2009	2008	Period from September 27, 2007 Through December 31, 2007	Period from January 1, 2007 Through September 26, 2007
Statement of Operations Data:
Revenue	$432,321	$398,949	$278,098	$215,752	$43,344		$104,297
Gross profit	84,593	65,594	40,748	35,433	7,943		19,719
Operating income (loss)	6,275	(1,649)	(51,421)	(6,701)	(627)		(13,998)
Net loss	(15,567)	(30,581)	(65,606)	(23,191)	(5,588)		(13,036)
Net loss attributable to common stockholders per share (basic and diluted):
Loss per share from continuing operations	$(0.93)	$(11.09)	$(33.77)	$(14.01)	(3.15)	$	N/A
Income (loss) per share from discontinued operations	$(0.05)	$(0.34)	$0.09	$2.08	0.27		N/A
Net loss attributable to common stockholders	$(0.98)	$(11.43)	$(33.68)	$(11.93)	(2.88)	$	N/A
Weighted average number of shares outstanding:
Basic	15,944	3,996	1,948	1,944	1,940		N/A
Diluted	15,944	3,996	1,948	1,944	1,940		N/A

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$105,980	$98,435	$39,206	$46,024	$31,313
Total assets	348,880	296,054	231,841	282,015	266,777
Current liabilities	104,975	71,482	80,921	191,201	55,292
Long-term debt and capital lease obligations, net of current portion	127,500	107,295	131,407	1,314	105,430
Total stockholders’ equity	109,230	112,207	19,513	82,999	104,683

Reverse Acquisition Accounting

On January 27, 2010, Berliner, BCI East, Inc., a wholly owned subsidiary of Berliner, or BCI East, and UniTek Holdings entered into the Merger Agreement, pursuant to which BCI East merged with and into Holdings and Holdings became a wholly owned subsidiary of Berliner. For accounting purposes, Holdings was considered the accounting acquirer, however, the Merger was structured so that Berliner was the surviving entity. On June 4, 2010, Berliner changed its name to UniTek Global Services, Inc. As a result, the Berliner assets and liabilities as of January 27, 2010, the effective time of the Merger, have been incorporated into our balance sheets based on the fair value of the assets acquired and liabilities assumed. Further, our results of operations reflect the operating results of Holdings before the Merger and the combined entity after the date of the Merger. Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31.

HM Capital Acquisition

On September 27, 2007, Acquisition entered into an agreement with UniTek USA, LLC to purchase 100% of the outstanding membership interests of UniTek USA LLC. Acquisition was a wholly owned subsidiary of Holdings. Holdings was wholly owned by an investment fund of HM Capital. The results of UniTek USA LLC from January 1, 2007 to September 26, 2007 are for the Predecessor and the results from September 27 to December 31, 2007 are for the Company (or Successor).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with our consolidated financial statements and their notes included elsewhere in this Form 10-K. See “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A — Risk Factors” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Unless the context otherwise requires, references to “we,” “us,” “our” and “the Company” refer to UniTek and its consolidated subsidiaries as these businesses existed during the years ended December 31, 2011, 2010 and 2009.

Overview and Basis of Presentation

We are a leading full-service provider of permanently outsourced infrastructure services, offering an end-to-end suite of technical services to the wireless and wireline telecommunications, satellite television and broadband cable industries in the United States and Canada. Our services include network engineering and design, construction and project management, comprehensive installation and fulfillment, wireless telecommunication infrastructure services and wireless system integration for public safety and land mobile radio applications. Our primary customer base consists of blue-chip, Fortune 200 companies in the media and telecommunications industry, including such customers as DIRECTV, AT&T, Clearwire Communications, Ericsson, Sprint, T-Mobile, Comcast, Cox Communications, Verizon Communications, Charter Communications and Time Warner Cable. We also serve significant Canadian customers, such as Rogers Communications and Bell Aliant. Our customers rely on our services to build and maintain their infrastructure and networks, and provide residential and commercial fulfillment services, which are critical to our customers’ ability to deliver voice, video and data services to their end users. The majority of our services are performed under long-term master agreements.

On January 27, 2010, Berliner, BCI East and Holdings entered into the Merger Agreement, pursuant to which BCI East merged with and into Holdings and Holdings became a wholly owned subsidiary of Berliner. On June 4, 2010, Berliner filed a charter amendment and changed its name to UniTek Global Services, Inc.

As a result of the Merger, Holdings was the accounting acquirer with Berliner (now UniTek) as the legal acquirer and registrant. Upon the completion of the Merger, Berliner changed its fiscal year end from June 30 to December 31. Berliner filed a Transition Report on Form 10-K for the six month period ended December 31, 2009 with the SEC on March 31, 2010, or the Transition Report. As the accounting acquirer, Holdings’ prior year results are presented for comparative purposes. The results for the year ended December 31, 2010 are of Holdings’ for the entire period and include the results of operations of Berliner from January 27, 2010. The actual results for the year ended December 31, 2009 include only the results of Holdings. For the results of Berliner for the six months ended December 31, 2009, and the year ended June 30, 2009, please see the Transition Report. We currently operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

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

Revenue Recognition

Fulfillment Segment

Fulfillment services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit, work order basis. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Under master service and similar type service agreements, we furnish specified units of service for a separate fixed price per unit of service. We recognize revenue from fulfillment services net of equipment cost payable to the customer because we are acting as an agent.

Engineering and Construction Segment

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

As a result of the acquisition of Pinnacle, certain customer contracts within our Engineering and Construction segment include multiple deliverables, typically involving the design, construction and implementation of public safety radio networks with a separate maintenance component for a specific period of time following implementation. The maintenance component of these contracts is typically for a period of one to ten years. We account for the maintenance component of these contracts as a separate unit of accounting with the revenue being recognized on a pro-rata basis over the term of the maintenance period. The revenue for the remaining portion of the contract is recognized on the percentage-of-completion method. The value assigned to each unit of accounting is objectively determined and obtained primarily from sources such as the separate selling price for that item or a similar item or from competitor prices for similar items.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When evaluating the adequacy of the allowance for doubtful accounts, we analyze the collectability of accounts receivable based on the aging of account balances, historical bad debt experience, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, specific customer issues, existence of payment bonds and other sources of payment and current economic trends. If our estimates of the collectability of accounts receivable change, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

Valuation of Goodwill and Intangible Assets

We perform our annual impairment review of goodwill and certain intangible assets with indefinite lives during the fourth quarter of each year at the reporting unit level. The assets of each acquired business and the related goodwill are assigned to the applicable reporting unit at the date of acquisition. We identify our reporting units by assessing whether businesses holding purchased assets, including goodwill, and related assumed liabilities have discrete financial information available. Our reporting units are at the operating segment level. We estimate the fair value of each reporting unit and compare the fair value to its carrying value including goodwill. If the carrying value exceeds the fair value, the value of the reporting units’ goodwill or other indefinite-lived intangibles may be impaired and written down. Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers, and the level of overall economic activity. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the company as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets.

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

We performed our required annual goodwill impairment test as of October 2, 2011. While there were no impairments identified, one reporting unit had a decline in the excess of fair value as compared to carrying value due to the short term impact of lower revenue. The current estimated fair value of the reporting unit is supported by projected growth in revenue from existing customers supported by overall predicted market spending. Should this growth in revenue not materialize as expected, the fair value could decline further and this reporting unit will be at a greater risk for a future impairment of goodwill. The reporting unit’s fair value exceeded the corresponding carrying value by less than 5%. The reporting unit’s goodwill at December 31, 2011 is approximately $25.5 million.

Insurance Reserves

We presently maintain a high-deductible liability insurance program, subject to per claim deductibles of $0.35 million for our workers’ compensation policy with a $0.15 million corridor policy effective July 1, 2011, $0.25 million for our general liability policy and $0.35 million for our automobile liability policy. We have excess umbrella coverage up to $50.0 million per claim and in the aggregate. Because most claims against us do not exceed the deductibles under its insurance policies, we are effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. We determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the undiscounted value of those liabilities in our balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. As of December 31, 2011 and 2010, the liability for insurance reserves was $13.7 million and $11.1 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate.

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

Tax valuation allowances are established to reduce tax assets, such as tax loss carryforwards, to net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. We have net operating loss carryforwards of approximately $61.0 million for federal income tax purposes that begin to expire in 2014. Based on our history of operating losses and our forecasts for future periods, we have determined that it is more likely than not that the federal and state net operating loss carryforwards and other temporary differences will not be realized. We have established a valuation allowance of $56.4 million and $55.1 million as of December 31, 2011 and 2010, respectively.

Valuation of Contingent Consideration

We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination. The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10 (“Accounting for certain financial instruments with characteristics of both liabilities and equity”). If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved. Increases in fair value are recorded as losses on the statement of operations, while decreases are recorded as gains. If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Litigation and Contingencies

Litigation and contingencies are reflected in our consolidated financial statements based on management’s assessment of the expected outcome of such litigation or expected resolution of such contingency. An accrual is made when the loss of such contingency is probable and reasonably estimable. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings.

Recently Issued Accounting Pronouncements

See Note 3 — Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplementary Data”

Summary of Operating Results

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following table presents consolidated selected financial information. The statement of operations data for the years ended December 31, 2011 and 2010 have been derived from our consolidated financial statements.

Effective April 3, 2011, we completed the acquisition of Pinnacle pursuant to an Asset Purchase Agreement, dated as of March 30, 2011, by and among UniTek and Pinnacle and the Sellers. In accordance with the Asset Purchase Agreement, we agreed to pay the Sellers an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments as set forth in the Asset Purchase Agreement, consisting of a base purchase price of $20.7 million and earnout payments of up to $30.0 million. The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock, par value $0.00002 per share. Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which expands the Company’s presence in the two-way radio and wireless communications systems integration markets. The operating results of Pinnacle are included in our consolidated results as a component of the Engineering and Construction segment for the period beginning April 3, 2011.

All amounts presented below are expressed in thousands, except per-share data, unless otherwise noted.

	Years Ended
(in thousands, except per share data)	December 31, 2011	December 31, 2010
Revenues	$432,321	$398,949
Cost of revenues	347,728	333,355
Gross profit	84,593	65,594
Selling, general and administrative expenses	48,383	39,296
Change in fair value of contingent consideration	3,600	—
Restructuring charges	—	991
Asset impairment	—	—
Depreciation and amortization	26,335	26,956
Operating income (loss)	6,275	(1,649)
Interest expense	13,900	23,967
Loss on extinguishment of debt	3,466	1,677
Other expense, net	(648)	4
Loss from continuing operations before income taxes	(10,443)	(27,297)
Income tax expense	(4,289)	(1,902)
Loss (income) from continuing operations	(14,732)	(29,199)
Loss from discontinued operations	(835)	(1,382)
Net loss	$(15,567)	$(30,581)
Accretion of Series B Convertible Preferred Stock to Liquidation Value	$—	$13,262
Deemed dividend on Series B Convertible Preferred Stock	—	1,844
Net loss attributable to common stockholders	$(15,567)	$(45,687)
Net income (loss) per share attributable to common stockholders – basic and diluted:
Continuing operations	$(0.93)	$(11.09)
Discontinued operations	$(0.05)	$(0.34)
Weighted average shares of common stock outstanding (basic and diluted)	15,944	3,996
Adjusted EBITDA	$42,304	$30,201

(1)	See description of “Adjusted EBITDA” below.

	December 31,
(Amounts in thousands)	2011	2010
Balance Sheet Data:
Current assets	$105,980	$98,435
Total assets	348,880	296,054
Current liabilities	104,975	71,482
Long term debt and capital lease obligations, net of current portion	127,500	107,295
Stockholders’ equity	109,230	112,207

Revenues

The following table sets forth information regarding our revenues by segment for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31, 2011		December 31, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$288,858	66.8%	$270,580	67.8%	$18,278
Engineering and Construction	143,463	33.2%	128,369	32.2%	15,094
Total	$432,321	100%	$398,949	100%	$33,372

We had revenue of $432.3 million for the year ended December 31, 2011, compared to $398.9 million for the year ended December 31, 2010. This represents an increase of $33.4 million, or 8.4%.

Revenue for the Fulfillment segment increased by $18.3 million, or 6.8%, from $270.6 million for the year ended December 31, 2010 to $288.9 million for the year ended December 31, 2011. The increase in revenue from our Fulfillment segment is primarily attributable to increased revenues from our satellite operations and geographic expansion and market share growth within our cable operations.

Revenue for the Engineering and Construction segment increased $15.1 million, or 11.8%, from $128.4 million for the year ended December 31, 2010 to $143.5 million for the year ended December 31, 2011. The Pinnacle acquisition contributed $28.5 million for the year ended December 31, 2011. This increase in revenue was partially offset by the impact of the restructuring of our legacy wireless business.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the years ended December 31, 2011 and 2010.

	Years Ended
	December 31, 2011		December 31, 2010
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$67,049	23.2%	$52,163	19.3%	$14,886
Engineering and Construction	17,544	12.2%	13,431	10.5%	4,113
Total	$84,593	19.6%	$65,594	16.4%	$18,999

Our gross profit for the year ended December 31, 2011 was $84.6 million compared to $65.6 million for the year ended December 31, 2010, representing an increase of $19.0 million, or 29.0%. Our gross profit as a percentage of revenue was approximately 19.6% for the year ended December 31, 2011, as compared to 16.4% for the year ended December 31, 2010.

For the Fulfillment segment, gross profit increased from 19.3% for the year ended December 31, 2010 to 23.2% for the year ended December 31, 2011. This increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross profit increased from 10.5% for the year ended December 31, 2010, to 12.2% for the year ended December 31, 2011. The increase is primarily the result of volume leverage in our wireline business and the increased margins in the Pinnacle business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2011 were $48.4 million as compared to $39.3 million for the year ended December 31, 2010. Our stock compensation expense for the year ended December 31, 2011 increased by approximately $3.1 million as compared to the prior year due primarily to the RSUs granted on January 10, 2011 as a result of our tender offer to exchange certain eligible options to purchase shares of common stock. See Note 21 – Stock-Based Compensation in “Item 8. Financial Statements and Supplementary Data”. During the year ended December, 2011, the Pinnacle acquisition added $2.4 million in SG&A. Additionally, we incurred increased personnel costs and audit, legal and professional fees as well as other related costs associated with our infrastructure growth. These increases were partially offset by lower transaction costs for the year ended December 31, 2011 of approximately $0.9 million.

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

A reconciliation of Adjusted EBITDA and net income (loss) after certain non-cash adjustments to net loss for the years ended December 31, 2011 and 2010 is as follows (amounts in thousands):

	Year Ended (unaudited)
(Amounts in thousands)	December 31, 2011	December 31, 2010

Net loss	$(15,567)	$(30,581)
Non-cash stock based compensation	5,107	2,025
Loss on extinguishment of debt	3,466	1,677
Non-cash interest expense	1,812	7,475
Non-cash amortization	11,158	15,274
Net income (loss) after certain non-cash adjustments	$5,976	$(4,130)

Loss from discontinued operations	835	1,382
Income tax expense	4,289	1,902
Cash interest expense	12,088	16,492
Change in fair value of contingent consideration	3,600	-
Depreciation	15,177	11,682
Restructuring charges (1)	-	991
Other (income) expense, non-cash	(648)	4
Transaction costs	987	1,878
Adjusted EBITDA	$42,304	$30,201

(1)  Represents expenses associated with restructuring the wireless business acquired in 2010.

Adjusted EBITDA increased by 40.1% to $42.3 million for the year ended December 31, 2011 from $30.2 million for the year ended December 31, 2010. Our year over year improvement of $19.0 million in gross profit was the main contributor to this increase, which was somewhat offset by an increase of $4.8 million in SG&A, excluding stock compensation expense.

Depreciation and Amortization

Depreciation of fixed assets, including the amortization of assets under capital leases, totaled approximately $15.2 million for the year ended December 31, 2011 compared to $11.7 million for the year ended December 31, 2010. Approximately $0.6 million of the increase is attributable to Pinnacle, with the remaining increase due to the addition of capital expenditure spending, as well as conversion of a portion of our vehicle fleet from operating leases to capital leases in 2010.

Amortization of intangible assets acquired as a result of acquisitions resulted in amortization expense of approximately $11.2 million for the year ended December 31, 2011 compared to $15.3 million for the year ended December 31, 2010. The Pinnacle acquisition in April 2011 resulted in $3.0 million of additional amortization expense for the year ended December 31, 2011. This increase was more than offset by a portion of our customer related intangible assets arising from satellite and broadband cable acquisitions completed in prior years reaching the end of their estimated useful lives.

Interest Expense

We recognized $13.9 million and $24.0 million in interest expense during the year ended December 31, 2011 and 2010, respectively. The decrease of approximately $10.1 million was attributable to a $7.7 million decrease resulting from lower interest rates and the repayment of the BMO note, lower deferred fee amortization of $2.2 million and lower interest relating to letters of credit of $0.2 million.

Loss on Extinguishment of Debt

During the year ended December 31, 2011, we incurred a $3.5 loss on the extinguishment of debt in conjunction with the refinancing of our debt on April 15, 2011. This includes the write-off of unamortized deferred financing fees of $3.6 million, offset by a $0.1 million gain from the settlement of the deferred fee payable. During the year ended December 31, 2010, we incurred a $1.7 million write-off of deferred financing fees related to the repayment of debt resulting from the Equity Offering.

Income Taxes

We recorded income tax expense of $4.3 million for the year ended December 31, 2011, which consisted primarily of a current tax benefit of $0.3 million related to our Canadian operations, a deferred tax expense of $3.7 million related to amortization of tax deductible goodwill and $0.7 million for state income taxes and unrecognized tax benefits.

For the year ended December 31, 2010, our income tax expense was $1.9 million, which consisted primarily of a current tax expense related to our Canadian operations and a deferred tax expense related to the tax amortization of tax deductible goodwill. Our effective income tax rate was (41.1%) and (6.9%) for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, we had net operating loss carry forwards for federal and state income tax purposes of approximately $61.0 million which begin to expire in 2014 and will fully expire by 2031. We also experienced an ownership change in 2010 as defined under Section 382 of the Internal Revenue Code and therefore the use of the net operation loss carry forwards is subject to limitation. Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, “Accounting for Income Taxes” (“ASC 740”), and accordingly, have recorded a valuation allowance for substantially our entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized. In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

Net Loss

We had a net loss of $15.6 million for the year ended December 31, 2011, compared to a net loss of $30.6 million for year the ended December 31, 2010. Net losses for 2011 and 2010 includes losses from discontinued operations of ($0.8) million and ($1.4) million, respectively. The loss from discontinued operations is the result of the closure of certain wireless and cable installation locations.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table presents consolidated selected financial information. The statement of operations data for the years ended December 31, 2010 and 2009 have been derived from our consolidated financial statements.

All amounts presented below are expressed in thousands, except per-share data, unless otherwise noted.

	Years Ended
(in thousands, except per share data)	December 31, 2010	December 31, 2009
Revenues	$398,949	$278,098
Cost of revenues	333,355	237,350
Gross profit	65,594	40,748
Selling, general and administrative expenses	39,296	26,860
Restructuring charges	991	—
Asset impairment	—	38,431
Depreciation and amortization	26,956	26,878
Operating loss	(1,649)	(51,421)
Interest expense	23,967	18,825
Loss on extinguishment of debt	1,677	-
Other expense, net	4	284
Loss from continuing operations before income taxes	(27,297)	(70,530)
Income tax benefit (expense)	(1,902)	4,743
Loss (income) from continuing operations	(29,199)	(65,787)
Loss from discontinued operations	(1,382)	181
Net loss	$(30,581)	$(65,606)
Accretion of Series B Convertible Preferred Stock to Liquidation Value	$13,262	$—
Deemed dividend on Series B Convertible Preferred Stock	1,844	—
Net loss attributable to common stockholders	$(45,687)	$(65,606)
Net income (loss) per share attributable to common stockholders – basic and diluted:
Continuing operations	$(11.09)	$(33.77)
Discontinued operations	$(0.34)	$0.09
Weighted average shares of common stock outstanding (basic and diluted)	3,996	1,948
Adjusted EBITDA	$30,201	$19,717

	December 31,
(Amounts in thousands)	2010	2009
Balance Sheet Data:
Current assets	$98,435	$39,206
Total assets	296,054	231,841
Current liabilities	71,482	80,921
Long term debt and capital lease obligations, net of current portion	107,295	131,407
Stockholders’ equity	112,207	19,513

Revenues

The following table sets forth information regarding our revenues by segment for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31, 2010		December 31, 2009
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$270,580	67.8%	$238,656	85.8%	$31,924
Engineering and Construction	128,369	32.2%	39,442	14.2%	88,927
Total	$398,949	100%	$278,098	100%	$120,581

We had revenue of $398.9 million for the year ended December 31, 2010, compared to $278.1 million for the year ended December 31, 2009. This represents an increase of $120.6 million, or 43.4%. Of the revenue gain, $81.2 million reflects the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the Engineering and Construction segment.

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

Revenue for the Engineering and Construction segment increased $88.9 million, or 225.5%, from $39.4 million for the year ended December 31, 2009 to $128.4 million for the year ended December 31, 2010. The increase is primarily attributable to the $81.2 million of revenue from the operations of Berliner which have been included in our consolidated results since the date of the Merger, combined with $7.7 million of organic growth in our wireline business as a result of additional telecommunications construction projects.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the years ended December 31, 2010 and 2009.

	Years Ended
	December 31, 2010		December 31, 2009
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$52,163	19.3%	$38,330	16.1%	$13,833
Engineering and Construction	13,431	10.5%	2,418	6.1%	11,013
Total	$65,594	16.4%	$40,748	14.7%	$24,846

Our gross profit for the year ended December 31, 2010 was $65.6 million compared to $40.7 million for the year ended December 31, 2009, representing an increase of $24.9 million, or 61.0%. Of the gross profit increase, $9.4 million is attributable to the operations of Berliner which have been included in our consolidated results since the date of the Merger and is included in the Engineering and Construction segment. Our gross profit as a percentage of revenue was approximately 16.4% for the year ended December 31, 2010, as compared to 14.7% for the year ended December 31, 2009.

For the Fulfillment segment, gross profit increased from 16.1% for the year ended December 31, 2009 to 19.3% for the year ended December 31, 2010. The increase is primarily related to the operational improvements in various fulfillment markets and profitability improvements from the use of technology in the field, dispatch cost reduction programs and other cost savings initiatives.

For the Engineering and Construction segment, gross profit grew from $2.4 million for the year ended December 31, 2009, to $13.4 million for the year ended December 31, 2010. This increase reflects the addition of the operations of Berliner in 2010 which contributed $9.4 million, combined with overall gross profit margin improvement from 6.1% for the year ended December 31, 2009 to 10.5% for the year ended December 31, 2010. The improvement in our gross profit margin is the result of operational improvements and volume leverage in our wireline business combined with additional cost efficiencies and savings resulting from the integration of the wireline and wireless operations.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2010 were $39.3 million as compared to $26.9 million for the year ended December 31, 2009. This represents an overall increase of $12.4 million. The addition of Berliner in 2010 accounted for approximately $7.0 of the overall SG&A increase. The remaining increase in SG&A of $5.4 million is attributable primarily to the increased expenses for the start-up of our Canadian Engineering and Construction segment operations ($0.9 million), increased integration and transaction costs related to the Merger ($0.6 million), increase in legal reserves ($0.7 million), public company filing and reporting costs ($0.4 million), with the balance due to higher salary and personnel costs, including stock compensation expense.

Adjusted EBITDA and Net Income (Loss) after certain non-cash adjustments

A reconciliation of adjusted EBITDA and net loss after certain non-cash adjustments to net loss for the years ended December 31, 2010 and 2009 is as follows (amounts in thousands):

	Year Ended
	December 31, 2010	December 31, 2009
Net loss	$(30,581)	$(65,606)
Non-cash stock based compensation	2,025	1,688
Loss on extinguishment of debt	1,677	—
Non-cash interest expense	7,475	4,170
Non-cash amortization	15,274	20,712
Asset impairment	—	38,431
Net (loss) after certain non-cash adjustments	$(4,130)	$(605)
(Income) loss from discontinued operations	1,382	(181)
Income tax expense	1,902	(4,743)
Cash interest expense	16,492	14,655
Other expense, non cash	4	284
Depreciation	11,682	6,166
Restructuring charges (1)	991	—
Legacy legal reserve (2)	—	1,883
Pro forma EBITDA from market swap (3)	—	1,093
Merger transaction costs	1,878	1,165
Adjusted EBITDA/Adjusted pro forma EBITDA	$30,201	$19,717

(1)	Represents expenses associated with restructuring the wireless business acquired in 2010.

(2)	Represents an adjustment to reserves for historical legal claims existing prior to 2009.

(3)	This adjustment reflects the EBITDA impact for the fulfillment sites received from DIRECTV as part of the market swap as if the transaction had been completed on January 1, 2009. For more information see Note 5 to the Consolidated Financial Statements.

Adjusted EBITDA increased by 53.2% to $30.2 million for the year ended December 31, 2010 from $19.7 million for the year ended December 31, 2009. The Fulfillment segment’s year over year improvement of $13.8 million in gross profit was the main contributor to this increase. The remaining improvement in Adjusted EBITDA is primarily from operational improvements, revenue growth and synergies in the wireless business partially offset by the higher SG&A costs.

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

Interest Expense

We recognized $24.0 million and $18.8 million in interest expense during the year ended December 31, 2010 and 2009, respectively. The increase of $5.2 million was primarily related to $2.7 million of increased interest expense related to higher debt balances throughout the year, $1.8 million of additional interest expense resulting from the amortization and write-off of deferred financing fees, $1.5 million of interest and fees related to the Loan Authorization Agreement and $0.4 million of additional interest relating to the conversion of operating leases into capital leases in the fourth quarter of 2010, which were offset by a decrease in interest expense of $1.3 million relating to the interest rate collar due to changes in the fair value of the interest rate collar.

Loss on Extinguishment of Debt

During the year ended December 31, 2010, we incurred a $1.7 million write-off of deferred financing fees related to the repayment of debt resulting from the Equity Offering.

Income Taxes

We recorded income tax expense of $1.9 million for the year ended December 31, 2010 and an income tax benefit of $4.7 million for the year ended December 31, 2009. The 2010 tax expense represents a current tax expense related to our Canadian operations and a deferred tax expense related to the amortization of tax deductible goodwill. The 2009 tax benefit for the year ended December 31, 2009 was created primarily by the goodwill and intangible asset impairment. Our effective income tax rate was (6.9%) and 6.7% for the years ended December 31, 2010 and 2009, respectively.

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

Net Loss

We had a net loss of $30.6 million for the year ended December 31, 2010, compared to a net loss of $65.6 million for year the ended December 31, 2009. These net losses include losses from discontinued operations of ($1.4) million and income of $0.2 million for the years ended December 31, 2010 and 2009, respectively. The income (loss) from discontinued operations is the result of the closure of certain cable installation and wireless locations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had consolidated current assets of approximately $106.0 million, including cash and cash equivalents of $0.1 million. We had a total cash balance and current availability under the existing revolving credit facility of $14.6 million based on December 31, 2011 borrowing base levels. We have additional availability under the existing revolving credit facility of $26.7 million for incremental eligible accounts receivable above the December 31, 2011 amount. After the debt refinancing in 2011, our new cash management process applies daily cash received from customers directly to the outstanding balance under the revolving credit facility. The result of this process is minimal a cash balance when there is an outstanding balance on the facility.

Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance program collateral in the form of letters of credit and capital expenditures. Our capital expenditures are made primarily to support the Fulfillment segment capacity needs and for information technology system and process improvements. In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal use of cash during the year ended December 31, 2011 was to fund the Pinnacle acquisition and for working capital purposes.

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

Debt Refinancing

On April 15, 2011, we completed a refinancing of all of our existing debt (the “Debt Refinancing”) by entering into a Term Loan Agreement and (ii) a Revolving Loan Agreement. The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.

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

As of December 31, 2011, we had $18.2 million in letters of credit outstanding under the Revolving Loan Agreement, $15.7 million of borrowings outstanding under the Revolving Loan Agreement and $99.25 million outstanding under the Term Loan.

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

We believe that our cash, cash equivalents and availability under our new credit facilities will be sufficient to meet our anticipated cash requirements within our existing businesses for at least the next 12 months. If we make additional acquisitions or our growth in revenues exceeds our current projections, we may need to seek additional sources of liquidity. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and operations, which could harm our business.

Capital Leases and Other Contractual Obligations

We rent office space, equipment, trucks and other assets under non-cancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. During 2010, approximately $10.2 million, of trucks previously treated as operating leases were converted to capital leases by an amendment with the lessor. As of December 31, 2011 and 2010 the total cost of the assets under capital leases was approximately $38.8 million and $24.8 million respectively, and the related accumulated depreciation was approximately $13.7 million and $7.1 million, respectively.

We maintained multiple contractual commitments as of December 31, 2011 which will support our future business operations. Such commitments relate to non-cancelable operating lease arrangements, debt obligations and contingent consideration. We have identified and quantified the most significant of these commitments in the following table:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual obligations:
Term loan agreement	$99,250	$1,000	$2,000	$2,000	$94,250
Revolving loan agreement	15,663	-	-	15,663	-
Capital lease obligations	26,532	9,853	13,306	3,373	-
Operating lease obligations	17,727	5,977	7,738	3,480	532
Contingent consideration (1)	15,198	15,198	-	-	-
Interest payments	56,740	9,309	17,652	17,145	12,634
Total contractual obligations	$231,110	$41,337	$40,696	$41,661	$107,416

(1)  Reflects the estimated fair value of the 60% cash portion of contingent consideration.

Summary of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Net cash provided by (used in) by operating activities	$8,555	$(2,980)	$6,213
Net cash used in investing activities	$(17,816)	$(3,136)	$(10,452)
Net cash (used in) provided by financing activities	$(8,245)	$21,513	$1,036

Net cash provided by (used in) operating activities.

Net cash provided by (used in) operating activities for the years ended December 31, 2011, 2010 and 2009 was approximately $8.6 million, ($3.0) million and $6.2 million, respectively. During the year ended December 31, 2011, cash flows provided by operating activities primarily resulted from an increase in Adjusted EBIDTA partially offset by an increase in our working capital due to the Pinnacle acquisition, and the longer collection period in the wireless business combined with the overall increase in our revenues. Accounts receivable increased by approximately $22.4 million and accounts payable and accrued liabilities increased by approximately $1.4 million due to increased revenue during the year ended December 31, 2011. For the year ended December 31, 2011, cash used in operating activities from discontinued operations was approximately $0.7 million

During the year ended December 31, 2010, cash flows used in operating activities primarily resulted from an increase in our working capital due to the Merger and the longer collection period in the wireless business combined with the overall increase in our revenues. Accounts receivable increased by approximately $16.4 million and accounts payable and accrued liabilities increased by approximately $0.9 million due to increased revenue during the year ended December 31, 2010. For the year ended December 31, 2010, cash used in operating activities from discontinued operations was approximately $1.2 million.

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

Net cash used in investing activities.

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was approximately $17.8 million, $3.1 million and $10.5 million, respectively. Cash used for the purchase of fixed assets was $5.8 million, $3.9 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We received $1.1 million, $0.6 million and $0.5 million in cash proceeds from the sale of property and equipment during the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, we also used $13.2 million, zero and $6.6 million of cash for the acquisition of businesses.

Net cash (used in) provided by financing activities.

Net cash (used in) provided by financing activities for the years ended December 31, 2011, 2010 and 2009 was approximately ($8.2) million, $21.5 million and $1.0 million, respectively. During the year ended December 31, 2011, we had proceeds of $97.0 million from the refinancing of our long-term debt, net of the debt discount, and $15.6 million of net proceeds from our new Revolving Loan Agreement, of which $108.9 million was used to repay the existing debt. As of December 31, 2011, we have repaid $0.8 million under our new Term Loan Agreement. Repayment of capital leases was $9.9 million, we paid $2.5 million in contingent consideration related to acquisitions and we used $3.9 million of cash for deferred financing fees in connection with the refinancing of our long-term debt.

During the year ended December 31, 2010, net cash provided by financing activities consisted primarily of $86.4 million in net proceeds from the Equity Offering, $12.5 million from issuance of preferred stock and $20.0 million from the closing of the Third Incremental Term B Credit Facility. These proceeds were used to reduce the balance on the Revolving Loan Agreement, resulting in a net repayment of $11.5 million on the Revolving Loan Agreement for the year ended December 31, 2010. As part of the Merger, existing Berliner debt of $7.2 million was paid and $2.0 million was paid on the Term B Credit Facility. Cash used for the repayment of our capital leases for the year ended December 31, 2010 was $6.0 million. Cash used for the repayment of debt was $68.6 million, excluding the payment made in conjunction with the Merger. During the year ended December 31, 2010, we also used $2.5 million of cash for deferred financing fees related to our term debt and revolving credit facilities and $1.5 million for the payment of costs associated with the Equity Offering.

During the year ended December 31, 2009, net cash provided by financing activities consisted primarily of borrowing $7.0 million under the Revolving Credit Facility, offset by $4.2 million in repayments of our long-term debt and capital leases. During the year ended December 31, 2009, we also used $2.2 million of cash for deferred financing fees related to our term debt and revolving credit facilities.

Expected Uses of Liquidity in 2012

Throughout 2012, we plan to continue making investments in our business to support our continued growth through additional working capital and capital expenditures. In addition, we plan to make the required payment of the cash portion of the contingent consideration due to the former owners of Pinnacle. We may need to raise additional funds to continue to support our operations and obligations as well as to fund potential acquisitions. We believe that our existing cash on hand and availability under the Revolving Loan Agreement will be sufficient to fund our operations at least through the next 12 months.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements. Total letters of credit issued as of March 6, 2012 was $19.7 million. We expect that the total letters of credit issued will peak during 2012 as we build a longer loss and claim history under our existing insurance plans.

In the ordinary course of business, the Company is required by certain customers and state license agencies to provide performance, payment and permit bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and other vendors. As of December 31, 2011 and December 31, 2010, the Company had $58.9 million and $1.5 million in bonds outstanding, respectively.

Effect of Inflation

We do not believe that our businesses are impacted by inflation to a significantly different extent than the general economy. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company has market risk exposure for changes in interest rates relating to its outstanding borrowings. The Company manages its exposure to fluctuations in interest rates primarily through the use of floating-rate debt. The Company also uses an interest rate collar to minimize the impact of interest rate fluctuations on cash flows associated with its Term Loan Agreement.

On April 15, 2011, the Company completed a refinancing of all of its existing debt by entering into (i) a Credit Agreement (the “Term Loan Agreement”) by and among UniTek, the several banks and other financial institutions or entities that are parties to the Term Loan Agreement (collectively, the “Term Lenders”); and (ii) a Revolving Credit and Security Agreement (the “Revolving Loan Agreement”), by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association, (the “Revolving Lender”). The Term Loan matures in 2018 and bears interest at LIBOR (with a floor of 1.50%) plus a margin of 7.50%. The Revolving Loan matures in 2016. The interest rate on the Revolving Loan is LIBOR (with no floor) plus a margin of between 2.25% and 2.75%.

On July 18, 2011, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $50.0 million with a financial institution. This interest rate collar agreement matures on July 15, 2013. The collar is used to hedge the required portion of the Company’s Term Loan Agreement. The fair value of the interest-rate collar liability was $0.1 million at December 31, 2011 and was recorded within accrued liabilities with changes in fair value recorded in earnings.

At December 31, 2011, the Company had $99.25 million of floating rate debt outstanding under the Term Loan Agreement, not including debt discount, and $15.7 million of floating rate debt outstanding under the Revolving Loan Agreement. A hypothetical 1% increase or decrease in interest rates would increase or decrease the fair value of the Company’s floating-rate debt by approximately $5.5 million.

Foreign Currency Risk

We have limited operations in foreign countries, and all such foreign operations are in Canada. Due to the limited nature of our foreign operations, fluctuations in foreign currency exchange rates have not had a material impact on our financial statements. Our exposure to fluctuations in foreign currency exchange rates could increase in the future if our foreign revenues increase, or if we expand our foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UniTek Global Services, Inc.

We have audited the accompanying consolidated balance sheets of UniTek Global Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniTek Global Services, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniTek Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 7, 2012

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95	$17,716
Restricted cash	68	-
Accounts receivable and unbilled revenue, net of allowances	91,533	66,525
Inventories	10,985	10,374
Prepaid expenses and other current assets	3,299	3,820
Total current assets	105,980	98,435
Property and equipment, net	39,022	29,346
Amortizable customer relationships, net	29,783	16,247
Other amortizable intangible assets, net	4,635	323
Goodwill	163,797	146,547
Deferred tax assets, net	568	223
Other assets	5,095	4,933
Total assets	$348,880	$296,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$33,367	$29,604
Accrued liabilities	32,597	30,974
Current portion of contingent consideration	26,958	160
Current portion of long-term debt	1,000	2,940
Current income taxes	904	123
Current portion of capital lease obligations	9,631	7,681
Other current liabilities	518	-
Total current liabilities	104,975	71,482

Long-term debt, net of current portion	111,217	96,462
Long-term capital lease obligations, net of current portion	16,283	10,833
Deferred income taxes	5,511	1,845
Other long-term liabilities	1,664	3,225
Total liabilities	239,650	183,847

SHAREHOLDERS’ EQUITY
Preferred Stock $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	-	-
Common Stock $0.00002 par value (200 million shares authorized, 16,305,369 and 15,154,081 issued and outstanding at December 31, 2011 and December 31, 2010, respectively)	-	-
Additional paid-in capital	249,745	237,009
Accumulated other comprehensive income (loss)	18	164
Accumulated deficit	(140,533)	(124,966)
Total shareholders’ equity	109,230	112,207
Total liabilities and shareholders' equity	$348,880	$296,054

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues	$432,321	$398,949	$278,098
Costs of revenues	347,728	333,355	237,350
Gross profit	84,593	65,594	40,748
Selling, general and administrative expenses	48,383	39,296	26,860
Change in fair value of contingent consideration	3,600	—	—
Restructuring charges	—	991	—
Asset impairment	—	—	38,431
Depreciation and amortization	26,335	26,956	26,878
Operating income (loss)	6,275	(1,649)	(51,421)
Interest expense	13,900	23,967	18,825
Loss on extinguishment of debt	3,466	1,677	—
Other expense, net	(648)	4	284
Loss from continuing operations before income taxes	(10,443)	(27,297)	(70,530)
Income tax (expense) benefit	(4,289)	(1,902)	4,743
Loss from continuing operations	(14,732)	(29,199)	(65,787)
(Loss) income from discontinued operations	(835)	(1,382)	181
Net loss	(15,567)	(30,581)	(65,606)
Accretion of Series B Convertible Preferred Stock to Liquidation Value	—	13,262	—
Deemed dividend on Series B Convertible Preferred Stock	—	1,844	—
Net loss attributable to common stockholders	$(15,567)	$(45,687)	$(65,606)
Net (loss) income attributable to common stockholders per share – basic and diluted:
Continuing operations	$(0.93)	$(11.09)	$(33.77)
Discontinued operations	(0.05)	(0.34)	0.09
Net loss	$(0.98)	$(11.43)	$(33.68)
Weighted average shares of common stock outstanding:
Basic and diluted	15,944	3,996	1,948

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2009	1,947	$—	$111,962	$(184)	$(28,779)	$82,999
Net loss	—	—	—		(65,606)	(65,606)
Currency translation	—	—	—	244	—	244
Total comprehensive loss				244	(65,606)	(65,362)
Warrants issued in acquisition	—	—	137	—	—	137
Capital contributions	1	—	51	—	—	51
Stock compensation expense	—	—	1,688	—	—	1,688
Balance as of December 31, 2009	1,948	—	113,838	60	(94,385)	19,513
Net loss	—	—	—		(30,581)	(30,581)
Currency translation	—	—	—	104	—	104
Total comprehensive loss				104	(30,581)	(30,477)
Common stock issued in connection with the Berliner-UniTek Holdings Merger	475	—	22,446	—	—	22,446
Capital contributions	13	—	420	—	—	420
Issuance of common stock	9,725	—	84,433	—	—	84,433
Accretion of Series B Convertible Preferred Stock to Liquidation Value	—		(15,106)	—	—	(15,106)
Conversion of Series B Preferred stock to common stock	2,986	—	28,368	—	—	28,368
Contingent consideration in connection with previous acquisitions	7	—	585	—	—	585
Stock compensation expense	—	—	2,025	—	—	2,025
Balance as of December 31, 2010	15,154	—	237,009	164	(124,966)	112,207
Net loss	—	—	—		(15,567)	(15,567)
Currency translation	—	—	—	(146)	—	(146)
Total comprehensive loss				(146)	(15,567)	(15,713)
Common stock issued in connection with Pinnacle Acquisition	925	—	8,453	—	—	8,453
Issuance of common stock	226	—	(766)	—	—	(766)
Stock compensation expense	—	—	5,107	—	—	5,107
Other capital adjustments	—	—	(58)	—	—	(58)
Balance as of December 31, 2011	16,305	$—	$249,745	$18	$(140,533)	$109,230

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(15,567)	$(30,581)	(65,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	835	1,382	(181)
Provision for doubtful accounts	1,678	1,895	1,285
Depreciation and amortization	26,335	26,956	26,878
Asset impairment	-	-	38,431
Amortization of deferred financing fees	1,152	3,991	2,197
Change in fair value of warrants and interest-rate collar	133	1,620	(121)
Accretion of debt discount	660	654	-
Loss on extinguishment of debt	3,466	1,677	-
Change in fair value of contingent consideration	3,600	-	-
Stock compensation expense	5,107	2,025	1,688
Interest added to debt principal	-	3,484	2,021
(Gain) loss on sale of fixed assets	(702)	(32)	283
Deferred tax assets, net	3,320	1,647	(4,906)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(22,373)	(16,449)	(1,286)
Inventories	41	(1,150)	2,023
Prepaid expenses and other assets	184	232	330
Accounts payable and accrued liabilities	1,378	883	2,503
Net cash provided by (used in) operating activities – continuing operations	9,247	(1,766)	5,539
Net cash provided by (used in) operating activities – discontinued operations	(692)	(1,214)	674
Net cash provided by (used in) operating activities	8,555	(2,980)	6,213

Cash flows from investing activities:
Acquisition of property and equipment	(5,801)	(3,902)	(4,605)
Proceeds from sale of property and equipment	1,140	633	462
Cash restricted for acquisition of business	-	133	317
Cash paid for acquisition of businesses, net of cash acquired	(13,155)	-	(6,626)
Net cash used in investing activities	(17,816)	(3,136)	(10,452)

Cash flows from financing activities:
Proceeds from issuance of common shares	-	86,362	450
Proceeds from issuance of preferred shares	-	12,500	-
Proceeds from (repayment of) revolving credit facilities, net	6,000	(11,500)	7,000
Proceeds from existing revolving credit facilities, net	15,595	-	-
Proceeds from the issuance of long-term debt, net of debt discount	97,000	20,000	-
Repayment and extinguishment of prior long-term debt	(108,900)	-	-
Repayment of capital leases	(9,919)	(5,972)	(2,644)
Repayment of existing long term debt	(750)	(68,643)	(1,560)
Payment of contingent consideration	(2,518)	-	-
Repayment of acquired debt, net of cash acquired	-	(7,246)	-
Financing fees	(3,929)	(2,478)	(2,210)
Other financing activities	(824)	(1,510)	-
Net cash (used in) provided by financing activities	(8,245)	21,513	1,036

Effect of exchange rate on cash and cash equivalents	(115)	56	118
Net (decrease) increase in cash and cash equivalents	(17,621)	15,453	(3,085)
Cash and cash equivalents at beginning of period	17,716	2,263	5,348
Cash and cash equivalents at end of period	$95	$17,716	2,263

Supplemental cash flow information:
Interest paid	$13,152	$17,832	$14,437
Income taxes paid	$186	$235	$260

Significant noncash items:
Fair value of equity paid for acquisition	$8,453	$22,446	$-
Acquisition of property and equipment financed by capital leases	$16,941	$4,338	$579
Fair value of satellite markets provided	$-	$-	$26,000
Capital leases converted from operating leases	$-	$10,196	$8,158
Credit support fee paid in shares of Series B Preferred Stock	$-	$765	$-

See accompanying notes.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

1. Business

UniTek Global Services, Inc. (“UniTek,” “Company”, “we,” “our,” or “us”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wireline and wireless telecommunications, broadband cable and satellite television industries. UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services. The Company has two reportable segments: (1) Fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable), and (2) Engineering and Construction, which includes both wireless and wired telecommunications and public safety networks.

On January 27, 2010, Berliner Communications Inc. (“Berliner”), BCI East, Inc., a wholly owned subsidiary of Berliner (“BCI East”), and UniTek Holdings, Inc., (“Holdings”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BCI East merged (the “Merger”) with and into Holdings and Holdings became a wholly owned subsidiary of Berliner. The time on January 27, 2010 at which the Merger became effective is referred to herein as the “Effective Time.” Following the Merger, Berliner conducted business as UniTek Global Services, Inc. and officially changed its name to UniTek Global Services, Inc. effective on June 4, 2010.

On November 16, 2010, the Company completed an underwritten public offering of 19.0 million shares of common stock at a price of $4.75 per share (prior to adjusting for the one-for-two reverse stock split effective on December 21, 2010). On December 6, 2010, the Company sold an additional 450,567 shares of common stock at a price of $4.75 per share (arising from the underwriters’ partial exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Company generated net proceeds of approximately $84.4 million. The Company used the net proceeds from the Equity Offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog. The amounts outstanding under the Holdings Revolving Facility were paid in full, terminating the Loan Authorization Agreement and the related Credit and Support Agreement.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Restricted Cash

Restricted cash represents collateral held for a letter of credit issued in connection with a facility lease.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. A specific reserve for bad debts is recorded for known or suspected doubtful accounts receivable. For all other accounts, the Company recognizes a general reserve for bad debts based on the length of time receivables are past due and historical write-off experience. The adequacy of the reserve is evaluated using several factors including length of time a receivable is past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, specific customer issues, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current industry trends and the current economic climate. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories

Inventories consist primarily of materials and supplies purchased from the customer and other suppliers used for installation fulfillment services and wireless construction. Inventories are stated at the lower of cost or market, as determined by the first-in, first out method for the Fulfillment segment and the average cost method for the Engineering and Construction segment.

Property and Equipment

Property and equipment consist of vehicles, equipment, computer equipment and software, furniture and fixtures, buildings, land and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives, which range from a period of three to five years, except as follows. Leasehold improvements are depreciated over the term of the lease or the estimated useful life, whichever is shorter. Buildings are depreciated over 27.5 years. Assets under capital leases are depreciated over the lesser of the lease term or the asset’s estimated useful life. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. The Company capitalizes certain costs incurred in connection with the development of internal use software, which are included within computers and equipment. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in our consolidated statements of operations. All depreciation of property and equipment is included in the consolidated statements of operations in depreciation and amortization.

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

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations under the provisions of ASC 805-10, Business Combinations (ASC 805-10), which requires that the purchase method of accounting be used for all business combinations. ASC 805-10 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.

The Company amortizes intangible assets consisting of customer relationships, trade names, technology, backlog and non-compete agreements from acquired businesses on a straight-line basis over the 9-to-129 month lives of those agreements (see Note 11).

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Foreign Currency Translation

The balance sheets of foreign subsidiaries are translated into US dollars at current year-end rates, and the statements of operations are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ equity. Any foreign currency gains or losses related to transactions are charged to other income (expense), net.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360-10), the Company periodically reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In analyzing potential impairment, management uses projections of future undiscounted cash flows from the assets. These projections are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values and are considered to be impaired when the undiscounted net cash flows are less than its carrying value. The impairment recognized is the amount by which the carrying value exceeds the fair value based on assumptions that marketplace participants would use in their estimates of fair value.

Impairment of Goodwill

In accordance with ASC 350-10, Goodwill and Other Intangible Assets (ASC 350-10), goodwill is subject to an assessment for impairment using a two-step, fair value-based test with the first step performed at least annually, or more frequently if events or circumstances exist that indicate that goodwill may be impaired. The Company completes an annual analysis of the reporting units at the beginning of the fourth quarter of each fiscal year. The first step requires the Company to determine the fair value of each reporting unit and compare it to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value is less than the carrying amount of goodwill for that reporting unit, an impairment loss is recognized for that reporting unit.

Net Loss Per Share

Net loss per share is computed in accordance with ASC 260-10, Earnings Per Share (ASC 260-10) by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has certain options and warrants which have not been used in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share attributable to common stockholders for each year presented are equal.

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 10).

Revenue Recognition

The Company applies the revenue recognition principles set forth under the SEC Staff Accounting Bulletin (“SAB”) 104 and ASC 605-35 Construction-Type and Production-Type Contracts with respect to all of its revenue. Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. Revenue is recognized net of estimated allowances.

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

Within the Engineering and Construction segment, the Company enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed, which best reflects the pattern in which the obligation to the customer is fulfilled. In the wireless portion of the Engineering and Construction segment, revenue for site acquisition and zoning services is based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts is recorded under the percentage-of-completion method based on the percentage that the total costs incurred to date compared to estimated total costs at completion. Costs typically include direct materials, labor and subcontractor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Direct materials are primarily purchased from third-party vendors and are therefore included as a component of direct costs in estimating the percentage-of-completion. Losses relating to Engineering and Construction work are recognized when such losses become known.

Certain contracts within the Engineering and Construction segment include multiple deliverables, typically involving the design, construction and implementation of public safety radio networks with a separate maintenance component for a specific period of time following implementation. The maintenance component of these contracts is typically for a period of one to 10 years. The Company accounts for the maintenance component of these contracts as a separate unit of accounting with the revenue being recognized on a pro-rata basis over the term of the maintenance period. The revenue for the remaining portion of the contract is recognized on the percentage-of-completion method. The value assigned to each unit of accounting is objectively determined and obtained primarily from sources such as the separate selling price for that item or a similar item or from competitor prices for similar items. The liability associated with these maintenance contracts is reflected within other current liabilities and other long-term liabilities.

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

Insurance Reserves

The Company maintains a high-deductible liability insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy with a $0.15 million corridor policy effective July 1, 2011, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy. The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheets within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. As of December 31, 2011 and 2010, the liability for insurance reserves was $13.7 million and $11.1 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. The Company’s insurance accruals are based upon known facts, historical trends and its reasonable estimate of future expenses.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by ASC 740, Accounting for Income Taxes (ASC 740). The Company follows the asset and liability method of accounting for income taxes. Income taxes consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is recorded against a deferred tax asset when it is determined to be more-likely-than-not that the asset will not be realized.

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company had accrued $0.9 million in federal and state taxes, interest and penalties. At December 31, 2010, the Company had not accrued any amounts related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions. The Company provides an intra-period tax allocation of the income tax expense or benefit for the year to continuing operations and discontinued operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated grant-date fair values.

The consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 include stock option expense of $5.1 million, $2.0 million and $1.7 million, respectively, as compensation expense within selling, general, and administrative expenses in the consolidated statements of operations.

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates the fair value of stock-based option awards on the date of grant primarily using the Black-Scholes option-pricing model and recognizes compensation expense on a straight-line basis over the requisite service periods. Stock-based compensation expense recognized during the current period is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover and reevaluates its estimates each period. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

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

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2011 and 2010.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company does not enter into financial instruments for trading or speculative purposes.

Recently Issued Accounting Pronouncements

Fair Value. In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU No. 2011-04”). The objective of ASU No. 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). The objective of ASU No. 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Update 2011-12, defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income. Therefore, the amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact of these updates on the Company’s consolidated financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Goodwill. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, an update to ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”)”. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU No. 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011, although early adoption is permitted. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

4. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods adjusted for the dilutive effect, if any, of the exercise or conversion of any instruments into common stock, such as stock options or warrants. Any outstanding stock options, warrants, or other instruments that are convertible to common stock could potentially be dilutive should the Company report income from continuing operations in a future period.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2011	2010	2009
Basic and diluted earnings per share:
Numerator:
Net loss attributable to common shareholders from continuing operations	$(14,732)	$(44,305)	(65,787)
Net loss attributable to common shareholders from discontinued operations	(835)	(1,382)	181
Denominator:
Weighted average common shares outstanding	15,944	3,996	1,948
Net loss per share from continuing operations – basic and diluted	$(0.93)	$(11.09)	(33.77)
Net (loss) per share from discontinued operations – basic and diluted	$(0.05)	$(0.34)	$0.09

Common stock equivalents consist of stock options and warrants using the treasury stock method. For the years ended December 31, 2011, 2010 and 2009, 0.2 million, 0.5 million and 0.4 million stock options and warrants were excluded from the computation of diluted net income (loss) per share because the effect is anti-dilutive as a result of the loss from continuing operations.

5. Acquisitions

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

The total fair value of the consideration paid for Pinnacle was $47.0 million, consisting of $12.7 million in cash (net of cash acquired), $8.5 million in equity and contingent consideration of $25.8 million. The fair value of the 924,856 shares of common stock issued as consideration was determined based upon the Company’s closing stock price on the last business day prior to April 3, 2011, which was $9.14 per share. The contingent consideration is in the form of earnout payments based upon the achievement of incremental earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets as defined in the Asset Purchase Agreement. The earnout payments of up to $30.0 million will be payable 60% in cash and 40% in shares of UniTek common stock, for which the number of shares of common stock will be determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to the EBITDA measurement date giving rise to the earnout payment being made. The earnout is to be paid out in three payments based upon the achievement of certain EBITDA thresholds after six months (September 30, 2011, a payment which was approximately $2.4 million), one year (March 31, 2012), and two years (March 31, 2013). The portion of the contingent consideration earned as of each of these measurement dates is expected to be paid out within 60 days of each measurement date.  The current portion of contingent consideration represents the expected earnout payments to be made at the one year measurement date. The fair value of the contingent consideration was determined using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates.  The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earnout periods. Utilizing the estimated peer group volatility and a range of projected EBITDA outcomes between 80% and 120% of the current estimated EBITDA, the estimated range of outcomes on an undiscounted basis were expected to be between $17.4 million and $30.0 million as of the purchase date on April 3, 2011. The allocation of the purchase price has been performed on a preliminary basis pending the finalization of the fair value of certain assets and is subject to adjustment which management expects to complete in the first quarter of 2012. Adjustments to the preliminary purchase price were attributable primarily to the finalization of the fair value of the contingent consideration and a corresponding increase to goodwill of approximately $1.9 million.

The following table summarizes the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$451
Accounts receivable	4,313
Inventories	652
Prepaid expenses and other assets	192
Property and equipment	2,599
Amortizable intangible assets	28,686
Goodwill	16,817
Other assets	445
Accounts payable and accrued expenses	(3,700)
Billings in excess of costs	(636)
Deferred revenue	(2,462)
Capital lease obligations	(377)
Total fair value of net assets acquired	$46,980

As of December 31, 2011, the estimated fair value of the earnout payment is $29.4 million. This calculation was derived using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance, which included nine months of actual results and forecasted results for the three months ending March 31, 2012.

During the year ended December 31, 2011, the acquisition of Pinnacle contributed revenue of approximately $28.5 million and operating income of approximately $3.0 million. Acquisition related costs for the year ended December 31, 2011 were $0.2 million, which were recorded as a component of selling, general and administrative expenses. The Company has recognized goodwill of $16.8 million, which is not tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the acquisition of Pinnacle is included in the Engineering and Construction segment’s assets. The amortizable intangible assets acquired in the acquisition consisted of the following as of the date of acquisition:

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships and backlog	$23,530	10.5 Years
Non-compete agreements	388	2.0 years
Technology and trade names	4,768	6.5 years
Total	$28,686	9.7 years

The following pro forma data presents revenue and loss from continuing operations as if the Pinnacle acquisition had occurred on January 1, 2010:

	Years Ended
	December 31, 2011	December 31, 2010
Revenue	$435,124	$421,321
Loss from continuing operations	(17,264)	(32,444)

These pro forma combined historical results also include an adjustment for the increase in amortization and depreciation expense due to the incremental intangible assets and adjusted fair value of the fixed assets recorded in relation to the acquisition. The increase in amortization and depreciation expense for the years ended December 31, 2011 and 2010 was $1.0 million and $4.5 million, respectively.

Berliner-UniTek Holdings Merger

On January 27, 2010, Berliner and Holdings entered into the Merger Agreement. Pursuant to the terms and conditions of the Merger Agreement, at the Effective Time, each outstanding share of the common stock of Holdings (the “Holdings Common Stock”) was converted into the right to receive shares of the Company’s common stock at an effective exchange ratio of one-to-one. In addition, each share of series A preferred stock of Holdings (the “Holdings Preferred Stock”) was converted into the right to receive 0.02 shares of Series B Convertible Preferred Stock (“Series B Preferred”). The Merger expanded UniTek’s presence in the wireless telecommunications market for site acquisition and construction of wireless cell towers and related services.

Based on the number of shares of Holdings capital stock and Berliner capital stock outstanding as of January 27, 2010, the stockholders of Holdings immediately prior to the Effective Time held more than 80% of the voting capital stock of Berliner outstanding immediately following the Merger.

The total fair value of the consideration paid for Berliner was $30.0 million, including $22.4 million of equity and the assumption of debt with a fair value of $7.6 million. The fair value of the equity was determined based upon the underlying value of the UniTek stock as determined by a third-party valuation and the exchange rate established in the Merger agreement. The following table summarizes the estimated fair value of the consideration paid for Berliner and the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition:

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

The results of Berliner are included in the consolidated results of the Company effective January 27, 2010 and are included in the Engineering and Construction segment. During the year ended December 31, 2010, Berliner contributed revenue of approximately $81.2 million and an operating loss of $4.8 million. In connection with the Merger, the Company has incurred $1.9 million in acquisition related costs that were recorded as a component of selling, general, and administrative expenses within the consolidated statements of operations for the year ended December 31, 2010. The Company has recognized goodwill of $8.7 million, which is not tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the Merger is included in the Engineering and Construction segment’s assets.

The following unaudited pro forma data presents revenue and loss from continuing operations as if the Merger had occurred at the beginning of the respective annual reporting periods:

	Years Ended December 31
	2010	2009
Revenue	$405,350	$345,555
Loss from continuing operations	(28,631)	(77,402)

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

6. Other Acquisitions

2011 Cable Acquisitions

Acquisition of DA Technologies

On February 28, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of DA Technologies, Inc. (“DA Tech”), a company that provides cable television installation services in the southeastern United States for a total purchase price of $0.3 million. The acquisition expands the Company’s cable installation presence in the southeastern United States. The intangible asset valued at approximately $0.1 million relates to a non-compete agreement which is being amortized over 12 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of DA Tech were included in the consolidated results of the Company effective March 1, 2011. During 2011, DA Tech contributed revenue of approximately $4.1 million and an operating income of $0.3 million including depreciation and amortization.

Acquisition of Wyretech

On October 6, 2011, the Company acquired substantially all of the assets and assumed certain liabilities of Oasis Communications, LLC DA d/b/a Wyretech (“Wyretech”), a company that provides cable television installation services primarily in the state of Texas for a total purchase price of approximately $0.6 million. The acquisition expands the Company’s cable installation presence in Texas. The intangible asset valued at approximately $0.1 million relates to a non-compete agreement which is being amortized over 12 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of Wyretech were included in the consolidated results of the Company effective October 7, 2011. During 2011, Wyretech contributed revenue of approximately $1.1 million and an operating loss of $(0.1) million including depreciation and amortization.

The final purchase prices for the 2011 Cable Acquisitions were calculated as follows:

	DA Technologies	WyreTech
Cash	$300	$580
Total purchase price	$300	$580

The final purchase prices were allocated to the assets acquired and liabilities assumed as follows:

	DA Technologies	Wyretech
Property and equipment	$28	$76
Goodwill	89	363
Customer contracts	108	66
Noncompete agreement	75	75
Total net assets acquired	$300	$580

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

2009 Cable Acquisitions

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

The final purchase prices for the 2009 Cable Acquisitions were calculated as follows:

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

The 2011 and 2009 Cable Acquisitions were not material on a pro forma basis to the Company’s consolidated revenues and loss from continuing operations.

7. Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at December 31, 2011 and December 31, 2010, consist of the following:

	December 31, 2011	December 31, 2010
Accounts receivable	$60,864	$44,880
Unbilled revenue	34,280	24,837
	95,144	69,717
Allowance for doubtful accounts	(3,611)	(3,192)
Total	$91,533	$66,525

Unbilled revenue principally represents the value of services rendered to customers not billed as of the balance sheet date. Unbilled revenue is generally billed within three months subsequent to the provision of the services.

Activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2011	2010
Allowances at beginning of the year	$3,192	$2,445
Provision	1,678	1,895
Amounts charged against allowances, net of collections	(1,259)	(1,148)
Allowances at end of the year	$3,611	$3,192

Amounts charged against the reserve primarily represent the write-off of trade accounts and unbilled revenue which had been fully reserved previously.

Revenue concentration information, as a percentage of total consolidated revenue, is as follow:

	For the Years Ended December 31,
	2011	2010	2009	Primary Segment
Revenue from top 10 customers	87%	93%	98%
Revenue from significant customers-
DIRECTV	46%	47%	63%	Fulfillment
Comcast	16%	16%	13%	Fulfillment
Verizon Communications	9%	8%	8%	Engineering & Construction

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Credit risk with respect to accounts receivable was concentrated with four customers at December 31, 2011. These customers accounted for approximately $42.8 million (47%) of the accounts receivable, including unbilled revenue, at December 31, 2011. At December 31, 2011, accounts receivable, including unbilled revenue, due from the Company’s four largest customers with respect to outstanding receivables and unbilled revenue represented 17%, 11%, 10% and 9%, respectively of the Company’s total accounts receivable and unbilled revenue balance.

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

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Non-Trade Receivables	$1,023	$1,416
Prepaid expenses	1,166	690
Prepaid insurance	844	1,257
Other	266	457
Total other current assets	$3,299	$3,820

9. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,		Estimated Useful Lives
	2011	2010
Vehicles	$4,747	$5,121	5 years
Equipment and Computers	28,216	19,406	3-8 years
Land and buildings	400	400	15 years for buildings
Leasehold improvements	1,933	1,480	Lesser of useful life or lease term
Assets under capital leases	38,824	24,830	Term of lease
	74,120	51,237
Less accumulated depreciation	(35,098)	(21,891)
	$39,022	$29,346

Depreciation expense, including depreciation of assets under capital leases, was $15.2 million, $11.7 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software, which is included within “office furniture and equipment.” Capitalized software costs are being amortized over a period of three years. As of December 31, 2011 and December 31, 2010, the Company had $2.4 million and $2.8 million, respectively, of computer software costs remaining to be amortized. During the years ended December 31, 2011 and 2010, the Company capitalized approximately $0.4 million and $1.0 million, respectively, of costs incurred in relation to the development of software for internal use.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

10. Other Long-Term Assets

Other long-term assets, net of accumulated amortization, consisted of the following:

	December 31,
	2011	2010
Financing fees, net	$3,428	$4,227
Refundable deposits and other	1,667	706
Total other long-term assets	$5,095	$4,933

Financing fees represent direct costs associated with the issuance of debt. Such costs are amortized to interest expense over the remaining life of the debt. In conjunction with the debt refinancing on April 15, 2011, the Company deferred $3.9 million of deferred financing fees and $3.6 million of deferred financing fees were written off relating to the First and Second Lien Credit Agreements. In connection with the repayment of the Company’s long-term debt on November 16, 2010, the Company wrote-off $1.7 million of deferred financing costs associated with the portion of the debt that was paid off.

11.  Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2011:

	Fulfillment	Engineering & Construction	Total
Beginning balance, December 31, 2010	$104,878	$41,669	$146,547
Goodwill associated with acquisitions	452	16,817	17,269
Other adjustments	(22)	3	(19)
Ending balance, December 31, 2011	$105,308	$58,489	$163,797

Management reviews goodwill and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Accumulated impairment losses at December 31, 2011 and 2010 were $32.4 million, resulting from the wireline impairment charge incurred during the year ended December 31, 2009.

Other intangible assets consisted of the following:

	December 31, 2011	Weighted Average Amortization Period	December 31, 2010	Weighted Average Amortization Period
Amortizable intangible assets:
Customer relationships	$98,662	9.0 years	$74,958	2.5 years
Technology and trade names	4,768	6.7 years	-
Non-compete agreements	1,971	2.5 years	1,433	2.4 years
Total amortizable intangible assets	105,401		76,391
Accumulated amortization:
Customer relationships	68,879		58,711
Non-compete agreements	1,476		1,110
Technology and trade names	628		—
Total accumulated amortization	70,983		59,821
Amortizable intangible assets, net	$34,418		$16,570

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Amortization expense for the years ended December 31, 2011, 2010 and 2009, was $11.2 million, $15.3 million and $20.1 million, respectively. The estimated amortization expense for the year ending December 31, 2012 and in each of the succeeding four years, and thereafter is as follows:

Year ending December 31, 2012	$9,565
2013	4,117
2014	3,370
2015	3,370
2016	2,665
Thereafter	11,331
Total	$34,418

12. Accrued Liabilities

Accrued liabilities at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31,
	2011	2010
Accrued compensation and benefits	$8,186	$8,319
Acquisition liabilities	—	549
Accrued subcontractor costs	3,071	1,441
Retention payables	1,500	1,121
Accrued insurance reserves	13,659	11,073
Accrued litigation contingencies	2,284	2,527
Deferred revenues	666	358
Severance costs	92	1,250
Accrued interest	279	618
Interest rate collar	133	—
Accrued expenses – other	2,727	3,718
Total accrued liabilities	$32,597	$30,974

Accrued subcontractor costs are reported net of amounts deferred in the calculation of percentage-of-completion for our construction and site acquisition projects. The amount of deferred expenses included within accrued liabilities was $0.7 million at December 31, 2011 and $0.5 million at December 31, 2010.

13. Other Current Liabilities and Other Long-Term Liabilities

Other current liabilities and other long-term liabilities consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
Other current liabilities:
Deferred maintenance contracts	$518	$-

Other long-term liabilities
Deferred fee	-	3,225
Deferred maintenance contracts	1,664	-
Total	$1,664	$3,225

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

The deferred fee at December 31, 2010 represents a deferred fee that was payable in cash to the Third Incremental Term B lenders under the Company’s previous First Lien Credit Agreement and Second Lien Credit Agreement. In conjunction with the debt refinancing on April 15, 2011, the earned portion of the deferred fee was paid in the amount of $1.0 million.

The deferred maintenance contracts liability at December 31, 2011 represents the deferred revenue associated with the maintenance component of certain Engineering and Construction contracts, typically related to the maintenance of public safety radio networks. The maintenance component of these contracts is typically for a period of one to 10 years during which revenue is recognized on a pro-rata basis over the maintenance period. The current portion of this liability reflects the value of deferred maintenance revenue expected to be recognized within the next twelve months.

14. Long-Term Debt

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

The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.  The Term Loan is to be repaid in quarterly installments of $0.25 million beginning on June 30, 2011 and ending in 2018 with a lump-sum payment due for remaining outstanding principal. The Term Loan Agreement was subject to a three percent (3%) debt discount totaling $3.0 million, which is being accreted over the life of the loan. The Term Loan bears interest at one, two, three or six month LIBOR (with a floor of 1.50%) plus a margin of 7.50% (9.00% at December 2011). The Revolving Loan matures in 2016. UniTek may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan can be a combination of LIBOR (with no floor) and/or a base rate plus a margin of between 2.25% and 2.75% (The weighted average interest rate of the Revolving Loan was 3.40% at December 31, 2011). Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50.0 million and $25.0 million, respectively.

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek). As of December 31, 2011, the Company had $18.2 million in letters of credit outstanding under the Revolving Loan Agreement.

Long-term debt consisted of the following:

December 31,
2011

Revolving Loan Agreement	$15,663
Term Loan, net of unamortized debt discount of $2,696	96,554
Total debt	112,217
Less current portion	1,000
Long-term debt, net of current portion	$111,217

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Future maturities of long-term debt excluding $2,696 of unamortized debt discount are as follows:

Year ending December 31:
2012	$1,000
2013	1,000
2014	1,000
2015	1,000
Thereafter	110,913
Total	$114,913

The Term Loan Agreement and the Revolving Loan Agreement require the Company to be in compliance with specified financial covenants, including (i) a “Consolidated Leverage Ratio” (as such term is respectively defined and applied in the Term Loan Agreement and the Revolving Loan Agreement) of less than a range of 4.75-3.00 to 1.00 (such ratio declining over time); (ii) a “Fixed Charge Coverage Ratio” (as such term is defined in the Term Loan Agreement and the Revolving Loan Agreement) not less than 1.2 to 1.0 for every fiscal quarter ended after the end of fiscal year 2011 (and a ratio of not less than 1.1 to 1.0 for every fiscal quarter ended in fiscal year 2011); and (iii) certain other covenants related to the operation of UniTek’s business in the ordinary course. In the event of noncompliance with these financial covenants and other defined events of default, the Term Lenders and the Revolving Lender are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Term Loan and the Revolving Loan. The Company has to date not experienced any defaults with any such covenants.

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

15. Fair Value Measurements

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities. The carrying values of the Company’s notes payable and long-term debt is determined by a comparison to rates currently available for debt with similar terms, credit risk and maturities. The fair value of the Company’s long-term debt at December 31, 2011 and December 31, 2010 is $112.9 million and $97.1 million, respectively. Fair value has been estimated based on the present value of future cash flows using market interest rates for the same contractual terms and considering the Company’s credit risk.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$95	$95	$-	$-
Deferred compensation plan assets	551	551	-	-
Total	$646	$646	$-	$-
Liabilities
Contingent consideration	26,958	-	-	26,958
Interest rate swap	133	-	133	-
Total	$27,091	$-	$133	$26,958

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$17,716	$17,716	$-	$-
Total	$17,716	$17,716	$-	$-

Liabilities
Warrant liability	$26	$-	$26	$-
Deferred fee	3,225	-	-	3,225
Contingent consideration	160	-	-	160
Total	$3,411	$-	$26	$3,385

Derivatives

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company was also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the Term Loan Agreement. On July 18, 2011, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $50.0 million with a financial institution. This interest rate collar agreement matures on July 15, 2013. The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement. The fair value of the interest-rate collar liability was $0.1 million at December 31, 2011 and was recorded within accrued liabilities with changes in fair value recorded in earnings as a component of interest expense. The change in fair value is also reflected within the consolidated statement of cash flows within the cash flows from operating activities. The valuation of the interest rate collar represents the estimate of the net present value of expected cash flows from each transaction between the Company and the financial institution using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidations. Due to the Company’s limited use of derivative instruments, there were no significant concentrations of credit risk with respect to derivative transactions as of December 31, 2011.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Deferred Fee

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

Contingent Consideration

The fair value of the contingent consideration was determined using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates. The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earnout periods. The change in fair value of the contingent consideration during the year ended December 31, 2011 was due to the change in fair value resulting from a change in expected EBIDTA as well as the payment of cash in satisfaction of a portion of the contingent liability.

The activity in liabilities classified within Level 3 of the valuation hierarchy consisted of the following:

	Deferred Fee	Contingent Consideration
Liabilities
Balance as of December 31, 2010	$3,225	$160
Acquisition of Pinnacle	-	25,800
Changes in fair value	40	3,600
Paid/settlement	(3,265)	(2,602)
Balance as of December 31, 2011	$-	$26,958

Non-Recurring Fair Value Measurements

During the years ended December 31, 2011 and 2010, the Company had no significant measures of assets or liabilities at fair value on a nonrecurring basis, subsequent to their initial recognition. The following table summarizes our financial assets and liabilities measured at fair value on a nonrecurring basis as of October 4, 2009, the date on which the Company determined that certain assets of the Wireline reporting unit were impaired:

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Adjustment
Assets
Goodwill – Wireline	$32,670	$–	$–	$32,670	$32,370
Customer Contracts – Wireline	480	–	–	480	5,789
Other Intangibles – Wireline	19	–	–	19	272
Total	$33,169	$–	$–	$33,169	$38,431

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

16. Capital Leases

The Company has entered into capital leases for certain automobiles, trucks and other assets, some of which contain purchase option terms. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. During 2010, approximately $10.2 million of trucks previously treated as operating leases were converted to capital leases by an amendment with the lessor. As of December 31, 2011 and December 31, 2010, the total cost of the assets under capital leases was approximately $38.8 million and $24.8 million, respectively, and the related accumulated depreciation was approximately $13.7 million and $7.1 million, respectively.

The following is a schedule of future minimum lease payments under capital leases as of December 31, 2011:

Capital Leases
Year ending December 31,
2012	$9,853
2013	8,206
2014	5,100
2015	3,002
2016	371
Thereafter	—
Total minimum lease payments	26,532
Less: Amounts representing interest	618
Total capital lease obligation recorded in balance sheet	$25,914

17. Commitments and Contingencies

The Company rents office space and equipment and trucks under non-cancelable operating leases. Operating lease payments are expensed as incurred. During 2010, approximately $10.2 million of trucks previously treated as operating leases were converted to capital leases by an amendment with the lessor. The Company’s vehicle leases typically contain a month-to-month lease option subsequent to the expiration of the minimum lease term with a purchase option based upon the fair value at the date of expiration.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

The future minimum lease commitments for all non-cancelable operating leases as of December 31, 2011 are as follows:

Operating Leases
Year ending December 31,
2012	$5,977
2013	4,459
2014	3,279
2015	2,401
2016	1,079
Thereafter	532
Total minimum lease payments	$17,727

Operating lease expense was approximately $7.4 million, $9.9 million, and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

 In the ordinary course of business, the Company is required by certain customers and state license agencies to provide performance, payment and permit bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and other vendors. As of December 31, 2011 and December 31, 2010, the Company had $58.9 million and $1.5 million in bonds outstanding, respectively.

18. Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims, or other legal proceedings and is subject, due to the nature of its business, to governmental agency oversight, audits, investigations and review. Such actions may seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Under such governmental audits and investigations, the Company may become subject to fines and penalties or other monetary damages. With respect to such lawsuits, claims, proceedings and governmental investigations and audits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of the pending proceedings, individually or in the aggregate, will have a material effect on its consolidated results of operations, cash flows or financial condition.

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

Monitoring and Oversight Agreement

In conjunction with the September 27, 2007 entry into the First Lien Credit Agreement and the Second Lien Credit Agreement, the Company and HM Capital entered into a Financial Advisory Agreement relating to the provision of certain financial and strategic advisory services and consulting services. Beginning on October 1, 2007, the Company entered into a Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital that provided for an annual base fee of either $0.5 million or an annual monitoring fee of 2.0% of the budgeted consolidated annual EBITDA of UniTek Holdings, Inc. and its subsidiaries, whichever was higher. In connection with the Berliner transaction, the Company entered into an Amended and Restated Monitoring and Oversight Agreement with HM Capital. Pursuant to the M&O Agreement, the Company would pay HM Capital an annual fee of $0.7 million for calendar year 2010, $0.7 million for calendar year 2011 and $0.8 million for calendar year 2012 and for each calendar year thereafter. Each annual fee would be payable quarterly; however, no payment would be due unless the Company met a total leverage ratio defined in the M&O Agreement. In the event the ratio was not achieved, the annual fee would accrue until any subsequent quarter in which the covenant level was exceeded at which time all accrued and unpaid payments would become due and payable. For the years ended December 31, 2011, 2010 and 2009, the Company incurred zero, $0.6 million and $0.7 million, respectively, in monitoring and oversight fees including expenses.

In connection with the closing of the Equity Offering, the parties to the M&O Agreement agreed to terminate the M&O Agreement and the Company has agreed to pay a termination fee of $4.3 million (payable in cash or stock at the Company’s discretion) that would only become payable upon certain conditions being met as outlined below.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and:

•	The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of the Series B Preferred and all other shares owned by Sector Performance Fund prior to the Equity Offering. Subsequent to the Equity Offering and as of December 31, 2011, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency under ASC 450. As of December 31, 2011, the Company believes it does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee. The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

In conjunction with the Merger, the Company entered into a Credit and Support Agreement with two funds of HM LP that were parties to the guaranty of the Holdings Revolving Facility. The Credit and Support Agreement provided for the payment of a credit support fee for the continued guaranty of the Company’s performance under the Holdings Revolving Facility. The credit support fee was equal to 6% (or the maximum contract rate of interest permitted by law if less than 6%) on the aggregate of the outstanding principal and accrued interest added to the principal. The credit support fee was payable quarterly in cash or, at the Company’s option in shares of Series B Convertible Preferred Stock. For the year ended December 31, 2010, the Company recorded $1.5 million for the credit support fee that was included in interest expense. The Company paid approximately $0.8 million of this expense in shares of Series B Preferred and the remaining $0.7 million in cash from the proceeds of the Equity Offering. With the closing of the Equity Offering and repayment of the Holdings Revolving Facility, the Credit and Support Agreement was terminated and all shares of the Series B Preferred were converted into common stock.

Nex-Link USA, LLC

The Company’s subsidiary, UniTek USA, LLC (“UniTek USA”), and C. Scott Hisey, the Company’s former Chief Executive Officer, jointly own and operate Nex-Link USA, LLC, a Delaware limited liability company, or Nex-Link. Nex-Link is a joint venture formed by Mr. Hisey as a disabled veteran-owned business enterprise for the purpose of supporting customers requiring work to be completed by a disabled veteran-owned entity. Mr. Hisey, a registered disabled veteran, owns 51% of the membership units of Nex-Link. UniTek USA owns the remaining 49% of the membership units of Nex-Link. Nex-Link’s assets were valued at approximately $0.2 million and $0.3 million as of December 31, 2011 and 2010, respectively. Nex-Link generated sales of approximately $0.3 million, $0.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Pricing for transactions between Nex-Link and UniTek USA are determined on a basis consistent with that of the Company’s transactions with other third parties. Historically, Nex-Link has distributed 100% of its net income to UniTek USA. Furthermore, UniTek USA is a lender to Nex-Link pursuant to a revolving credit agreement, dated as of July 2, 2008, or the Nex-Link Credit Agreement. Nex-Link’s current principal outstanding under the Nex-Link Credit Agreement is approximately zero. No principal or interest payable under the Nex-Link Credit Agreement was paid in the year ended December 31, 2011. Nex-Link’s effective interest rate for the year ended December 31, 2011 was based on the prime rate published in the Wall Street Journal plus two percent. Mr. Hisey is indemnified by Nex-Link for actions he takes as an owner, officer or director of Nex-Link to the fullest extent permitted by Delaware law.

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

In connection with the Equity Offering, the Company entered into an agreement with the holders of the Series B Preferred to satisfy the liquidation preference that the Series B Preferred holders were entitled to as a result of the offering by issuing to those holders shares of common stock. The parties agreed that the fair value of the common stock for purposes of the satisfaction of the Liquidation Preference would be defined as the public offering price in the Equity Offering of $9.50, less a 6.5% discount, which resulted in the issuance of approximately 3.0 million shares of common stock in exchange for all outstanding shares of Series B Preferred. The fair value of the discount was $1.8 million, which has been recorded a deemed dividend on the Series B Preferred. Both the accretion charge of $13.3 million and the deemed dividend of $1.8 million have been treated as an increase to net loss in the 2010 statement of operations in order to arrive at net loss attributable to common stockholders in accompanying 2010 consolidated statement of operations.

On November 16, 2010, the Company completed an underwritten public offering of 9.5 million shares of common stock at a price of $9.50 per share. On December 6, 2010, the Company sold an additional 225,284 shares of common stock at a price of $9.50 per share arising from the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Company generated net proceeds of approximately $84.4 million. The Company used the net proceeds from the Equity Offering to repay approximately $64.0 million of indebtedness, with the remaining net proceeds to be used for general corporate purposes, including for working capital to support the execution of the Company’s backlog. The amounts outstanding under the Holdings Revolving Facility were paid in full, terminating the Loan Authorization Agreement and the related Credit and Support Agreement. The Company incurred costs of approximately $1.5 million, excluding underwriters’ fees, which were reclassified to additional paid-in-capital upon the closing of the Equity Offering.

21. Stock-Based Compensation

As of December 31, 2011, the Company sponsored three stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”). The Company accounts for the Plans pursuant to ASC 718, “Stock-Based Compensation” (“ASC 718”).

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our board of directors (the “Board”). The options expire no later than ten years after the date the stock option is granted. As of December 31, 2011, a total of 1.6 million shares of the Company’s common stock had been reserved for issuance under the Plans including 1.1 million shares remaining eligible for the grant of awards under the Plans.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

Vesting and Performance Objectives. An award under the Plans will become vested only if the vesting conditions set forth in the award agreement (as determined by the plan administrator) are satisfied. The vesting conditions include performance of services for a specified period. In granting performance-based awards, which are regulated by Section 162(m) of the Internal Revenue Code, the plan administrator is bound to follow the criteria established under the 2007 Plan.

Generally, options vest over a three to five-year period.

Reorganization Event.  Upon a change of control as defined under the 2007 Plan and subject to approval of the Board of Directors, all of the outstanding awards could immediately vest. As of December 31, 2011, the Board of Directors had made no such election. Upon a change of control as defined under the 2009 Plan, the Plan automatically terminates unless provision is made for continuation of the Plan and for the assumption or continuance of the awards.

Term of the Plan. Unless earlier terminated by the Board of Directors, the 2007 Plan will terminate on September 25, 2017, and the 1999 and 2009 plans will terminate on September 24, 2019.

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

The tender offer expired on January 7, 2011, and pursuant to the tender offer, eligible options to purchase an aggregate of 296,833 shares of the Company’s common stock were validly tendered and not withdrawn, and the Company accepted for repurchase these eligible options. The holders of eligible options who validly tendered eligible options received an aggregate of 688,976 RSUs and 96,204 replacement options, repriced at an exercise price of $9.42 per share. The tender offer impacted 98 eligible employees and directors. For more information, refer to the Company’s Tender Offer Statement on Schedule TO, as filed with the SEC on December 9, 2010, as amended on December 28, 2010 and January 10, 2011. The Company issued an additional 74,202 RSUs on January 10, 2011 to eligible employees and members of the Board under the 2009 Plan who were not eligible to participate in the tender offer or that did not hold any Group 2 options.

During the year ended December 31, 2011, the Company also issued an additional 60,487 RSUs under the 2009 Plan to eligible employees and directors.

The following table represents stock options and RSUs under each of the Plans as of December 31, 2011:

	2007 Plan		2009 Plan and 1999 Plan		2009 Plan RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	278,363	$56.00	36,759	$56.68	-	-
Cancelled / Forfeited in Tender Offer	(278,363)	56.00	(18,470)	$55.89	-	-
Granted – New	-	-	-	-	134,689	$9.60
Granted – Tender Offer	-	-	96,204	$9.42	688,976	$9.42
Exercised / Vested	-	-	-	-	(317,908)	$9.44
Cancelled / Forfeited	-	-	(25,202)	$43.84	(18,031)	$9.53
Stock Options and RSUs outstanding at December 31, 2011	-	$-	89,291	$10.28	487,726	$9.46
Options expected to ultimately vest as of December 31, 2011	-	$-	89,291	$10.28	474,028	$9.45
Exercisable at December 31, 2011		$-	88,765	$10.28	-	$-

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

As of December 31, 2011, there were 1,630,537 shares authorized for grant under the 2009 Plan, representing 10% of the outstanding and issued shares of common stock. These shares may be issued either in the form of stock options or RSUs. There were no remaining shares authorized or eligible for grant under the 2007 Plan.

At December 31, 2011, the range of exercise prices, weighted average exercise price and weighted average remaining contractual life for options outstanding were as follows:

				Options Outstanding and Exercisable
	Option Price Range			Number of Shares Outstanding	Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

1999 Plan	$22.40	to	$30.80	2,866	2,866	$30.25	4.52 Years
	$62.16	to	$82.88	196	196	$75.37	6.39 Years
	$394.80	to	$924.00	7	7	$561.36	2.03 Years
2009 Plan	$9.42	to	$9.42	86,222	85,696	$9.42	6.10 Years

There were no new stock options granted in 2011. There were 96,204 replacement options granted during 2011 as a result of the tender offer. The weighted-average fair value per share of the replacement stock options granted in 2011 was $4.80. The aggregate grant-date fair value of the replacement options was $0.5 million. The following table represents the weighted-average underlying assumptions used in valuing the replacement options granted during the year ended December 31, 2011:

Risk-free interest rate	1.02%
Volatility	69.7%
Expected option term	3.76 years
Expected dividend yield	0%

There were 823,665 RSUs granted during the year ended December 31, 2011 - 688,976 as a result of the tender offer and 134,689 in new RSU grants. The grants were valued based on the grant date market price of the Company’s common stock. The aggregate grant-date fair value of RSUs granted was $7.8 million for the year ended December 31, 2011.

There were no new stock options issued during the year ended December 31, 2010. The weighted-average fair value per share of stock options granted during the year ended December 31, 2009 was $26.43. There were no stock options exercised during the years ended December 31, 2010 or 2009. The aggregate grant-date fair value of options granted was $0.8 million for the year ended December 31, 2009.

The fair value of each option grant for the year ended December 31, 2009 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.19%
Volatility	63.03%
Expected option term	5 years
Expected dividend yield	0%

For the purpose of calculating the fair value of the Company’s stock options, the Company estimates expected stock-price volatility based on a value calculated using the historical volatility of an appropriate industry sector index. The risk-free interest rate assumption included in the calculation based upon the U.S. Treasury yields in effect at the time of grant for a term that approximates the expected term of the option. The dividend yield assumption is based on the Company’s intent not to issue a dividend. The expected life for options granted represents the period each option is expected to be outstanding and was determined by applying the simplified method as defined by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) due to the limited period of time the Company’s shares have been publicly traded and the forfeiture rate used was 3%.

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

The aggregate intrinsic values of options exercised, options outstanding and options exercisable was zero for the years ended December 31, 2011, 2010 and 2009 as a result of the exercise prices being significantly out of the money.

The Company recognized $5.1 million, $2.0 million and $1.7 million of stock-based compensation expense for the years ended December 31, 2011, 2010 and 2019, respectively. Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was based on awards ultimately expected to vest, net of estimated forfeitures. As of December 31, 2011, there was $6.3 million of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Plans (Group 2 and new RSUs granted). That cost is expected to be recognized over a weighted-average period of 2.52 years.

22. Warrants

At December 31, 2011, the Company had issued warrants to purchase up to 95,569 shares of our common stock. The following table summarizes those warrant grants:

Issued to	Shares	Grant Date	Expiration Date	Exercise Price	Note
UniTek employees	$11,384	September 26, 2007	September 26, 2017	$140.00	A
Former owners of UniTek Holdings	77,902	September 26, 2007	September 26, 2017	140.00	A
Punk, Ziegel & Company, L.P.	3,827	February 15, 2007	February 15, 2012	39.20	B
AMBB	2,456	December 2, 2010	December 2, 2020	56.00	C
Total	$95,569		Weighted Average Exercise Price	$133.80

A — Issued to employees and former owners.

B — Part of former Berliner advisory services fee which existed prior to the Merger date.

C — Issued in connection with AMBB contingent consideration.

During the years ended December 31, 2011, 2010 and 2009, no warrants to purchase shares were exercised.

23. Income Taxes

The components of (benefit) provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$223	$—	$—
Deferred	3,172	1,606	(4,197)
Total	$3,395	$1,606	$(4,197)
Foreign:
Current	$57	$128	$165
Deferred	(349)	(114)	(74)
Total	$(292)	$14	$91
State:
Current	$692	$43	$22
Deferred	494	239	(659)
Total	$1,186	$282	$(637)
Total income tax expense (benefits)	$4,289	$1,902	$(4,743)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

The components of net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2011	2010
Gross deferred tax assets:
Net operating losses	$24,284	$20,530
Capital loss carryforward	508	508
Stock-based compensation	2,146	557
Depreciation and amortization	19,775	17,611
Accrued interest expense	57	—
Deferred financing fees	92	864
Goodwill	2,542	7,339
Reserves/Other	7,528	7,896
Total gross deferred tax assets	56,932	55,305
Less valuation allowance	(56,364)	(55,082)
Net deferred tax assets	$568	$223
Gross deferred tax liabilities:
Goodwill	$5,511	$1,845
Total gross deferred tax liability	$5,511	$1,845

For the year ended December 31, 2011, the Company’s income tax expense was $4.3 million, which consisted primarily of a current tax benefit of $0.3 million related to its Canadian operations, a deferred tax expense of $3.7 million related to the amortization of tax deductible goodwill, $0.2 million for federal income taxes and a $0.7 million expense for state income taxes and uncertain tax positions. As of December 31, 2011, the Company had accrued $0.9 million in federal and state taxes and penalties.

For the year ended December 31, 2010, the Company’s income tax expense was $1.9 million, which consisted primarily of a current tax expense related to the Company’s Canadian operations and a deferred tax liability related to the amortization of tax deductible goodwill. As of December 31, 2010, the Company had not accrued interest or penalties related to uncertain tax positions.

For the year ended December 31, 2009, the Company recorded an income tax benefit of $4.7 million related to the goodwill and intangible asset impairment. As of December 31, 2009, the Company had not accrued interest or penalties related to uncertain tax positions.

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

A reconciliation of the U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended December 31 is as follows:

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

	2011	2010	2009
U.S. statutory federal rates applied to pretax loss	35.0%	35.0%	35.0%
Nondeductible expenses	(6.9)	(2.9)	(1.2)
State income taxes, net of federal benefit	(0.7)	4.7	3.6
Provision to return adjustment	(6.1)	1.9	(1.2)
Change in blended state rate	(18.0)	-	-
Other	(2.1)	4.7	(1.7)
Valuation allowance on deferred tax assets	(41.4)	(49.8)	(28.0)
Canada impact	(0.9)	(0.5)	0.2
Effective income tax rate	(41.1)%	(6.9)%	6.7%

At December 31, 2011 and 2010, the Company had federal and state net operating loss carry forwards of approximately $61.0 million and $50.0 million, respectively, which begin to expire in 2014 and will be fully expired in 2031. The Company has experienced an ownership change as defined under Section 382 of the Internal Revenue Code and therefore the use of the net operating loss carry forwards is subject to limitation.

The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions.

24. Discontinued Operations

Discontinued operations for the years ended December 31, 2011, 2010 and 2009 consist of certain cable markets that have been exited for operational reasons as well as wireless services locations that were shut down and discontinued due to lack of continuing revenues. The following table summarizes the results for the Company’s discontinued operations for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Revenues	$2,481	$6,723	$3,518
Cost of revenues	3,173	7,938	4,577
Gross margin	(692)	(1,215)	(1,059)
Depreciation and amortization	143	167	153
Loss from discontinued operations before income taxes	(835)	(1,382)	(1,212)
Tax benefit from discontinued operations	—	—	—
Loss from discontinued operations	$(835)	$(1,382)	$(1,212)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

25. Restructuring Charges

During the year ended December 31, 2010, the Company incurred approximately $1.0 million of restructuring charges related to the merger with Berliner. The restructuring charges consist primarily of expenses related to the termination and severance for former Berliner executive management and regional leadership as part of the realignment of the operations. Approximately $0.9 million of the restructuring charges were paid in 2011, with the remaining balance expected to be paid in 2012. There were no restructuring charges which materially impacted the Company’s operating results for the years ended December 31, 2011 or December 31, 2009.

26. Segment Reporting

ASC 280 “Segment Reporting” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company reports its financial results on the basis of two reportable segments: (1) Fulfillment and (2) Engineering and Construction. The Fulfillment segment consists of installation and other services for the pay television industry. This reportable segment includes the aggregation of the satellite and broadband cable operating segments of the Company. The Engineering and Construction segment consists of engineering and construction services for the wired and wireless telecommunications industry on a project basis. This reportable segment includes the aggregation of the wireline and wireless operating segments of the Company. Transactions within and between segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA. Management believes segment operating income represents the closest GAAP measure to segment EBITDA. Selected segment financial information for the years ended December 31, 2011, 2010 and 2009 is presented below:

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

	Year Ended December 31, 2011
	Fulfillment	Engineering & Construction	Total

Revenues	$288,858	143,463	$432,321
Cost of revenues	221,809	125,919	347,728
Gross profit	67,049	17,544	84,593

Selling, general and administrative expenses	28,870	19,513	48,383
Change in fair value of contingent consideration	—	3,600	3,600
Depreciation and amortization	17,980	8,355	26,335
Operating income (loss)	$20,199	$(13,924)	$6,275
Interest expense, net			13,900
Loss on extinguishment of debt			3,466
Other expense, net			(648)
Loss from continuing operations before income taxes			$(10,443)

Acquisition of property and equipment	$2,903	$2,920	$5,823

	Year Ended December 31, 2010
	Fulfillment	Engineering & Construction	Total

Revenues	$270,580	128,369	$398,949
Cost of revenues	218,417	114,938	333,355
Gross profit	52,163	13,431	65,594

Selling, general and administrative expenses	23,643	15,653	39,296
Restructuring charges	—	991	991
Depreciation and amortization	21,724	5,232	26,956
Operating income (loss)	$6,796	$(8,445)	$(1,649)
Interest expense, net			23,967
Loss on extinguishment of debt			1,677
Other expense, net			4
Loss from continuing operations before income taxes			$(27,297)

Acquisition of property and equipment	$2,143	$1,759	$3,902

	Year Ended December 31, 2009
	Fulfillment	Engineering & Construction	Total

Revenues	$238,656	$39,442	$278,098
Cost of revenues	200,326	37,024	237,350
Gross profit	38,330	2,418	40,748

Selling, general and administrative expenses	20,761	6,099	26,860
Asset impairment	—	38,431	38,431
Depreciation and amortization	17,144	9,734	26,878
Operating income (loss)	$(425)	$(51,846)	$(51,421)
Interest expense, net			18,825
Other expense, net			284
Loss from continuing operations before income taxes			$(70,530)

Acquisition of property and equipment	$4,110	$495	$4,605

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

At December 31, 2011, the total assets of the Fulfillment segment were $169.5 million and of the Engineering and Construction segment were $179.4 million. This compares to $186.6 million and $109.4 million at December 31, 2010 for the Fulfillment and Engineering and Construction segment, respectively. The decrease of $17.1 million in the Fulfillment segment was primarily amortization of intangible assets and lower shared services assets. The increase of $70.0 million in the Engineering and Construction segment was primarily due to the Pinnacle acquisition. As of December 31, 2011 and 2010, approximately $5.8 million and $4.4 million, respectively, of the Company’s assets related to its Canadian operations.

At December 31, 2011, goodwill of the Fulfillment segment was $105.3 million and the Engineering and Construction segment was $58.5 million. This compares to $104.9 million and $41.7 million at December 31, 2010 for the Fulfillment and Engineering and Construction segment, respectively. The increase of $16.8 million in the Engineering and Construction segment compared to December 31, 2010 was attributable to the Pinnacle acquisition.

During the years ended December 31, 2011, 2010 and 2009, the Company derived approximately $15.0 million, $16.6 million and $12.4 million of its revenues, respectively, from customers located in Canada. All of the revenue derived from outside of the United States was within the Fulfillment segment.

27. Quarterly Financial Data (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the quarters in 2011 and 2010. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except as disclosed below) necessary to present fairly the information for the periods presented:

	Quarters ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Total revenues	$91,084	$105,959	$120,316	$114,962
Gross profit	14,530	21,603	25,335	23,125
Income (loss) from continuing operations before income taxes	(7,112)	(5,432)	3,708	(1,607)
Net income (loss)	(7,875)	(6,365)	2,421	(3,748)
Basic and diluted net income (loss) attributable to common stockholders per share	$(0.52)	$(0.40)	$0.15	$(0.23)

	Quarters ended
	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Total revenues	$87,128	$103,128	$109,162	$99,531
Gross profit	13,107	16,652	19,022	16,813
Income (loss) from continuing operations before income taxes	(8,000)	(6,009)	(3,284)	(10,004)
Net income (loss)	(8,440)	(6,143)	(3,875)	(27,229)
Basic and diluted net income (loss) attributable to common stockholders per share	$(3.68)	$(2.52)	$(1.59)	$(3.06)

As discussed in Note 24, the Company began reporting certain of its former wireless service locations as discontinued operations beginning in the quarter ended December 31, 2011. Prior period results have been reclassified to conform to the discontinued operations presentation.

The Company uses a fiscal quarterly calendar based on a four week, four week and five week basis consistently in all periods presented.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

28. Subsequent Events

On January 11, 2012, Peter Giacalone resigned as Executive Chairman of the Board of Directors and President of UniTek Global Services, Inc. and C. Scott Hisey resigned as Chief Executive Officer of the Registrant, both by mutual agreement with the Board of Directors. Mr. Hisey remains a member of the Board of Directors.

In connection with their resignations, Messrs. Giacalone and Hisey have each entered into a Separation of Employment Agreement and General Release with the Registrant (the “Giacalone Separation Agreement” and “Hisey Separation Agreement” as the case may be and, together, the “Separation Agreements”) dated as of January 11, 2012.

In accordance with Mr. Giacalone's Employment Agreement, dated as of December 1, 2010, the Giacalone Separation Agreement provides that Mr. Giacalone will receive the following benefits in connection with his resignation: (i) an amount equal to twenty-four (24) months of his base salary, less applicable tax withholding, (ii) his accrued Bonus (as defined in his Employment Agreement) for 2011, in an amount equal to $225,000 (a portion of which had been previously paid by the Company); (iii) twenty-four (24) months of continued COBRA coverage; and (iv) acceleration of his 75,000 currently unvested restricted stock units.

In accordance with Mr. Hisey's Employment Agreement, dated as of December 1, 2010, the Hisey Separation Agreement provides that Mr. Hisey will receive the following benefits in connection with his resignation: (i) an amount equal to twenty-four (24) months of his base salary, less applicable tax withholding, (ii) his accrued Bonus (as defined in his Employment Agreement) for 2011, in an amount equal to $225,000 (a portion of which had been previously paid by the Company); (iii) twenty-four (24) months of continued COBRA coverage; and (iv) acceleration of his 107,143 currently unvested restricted stock units. In addition to these benefits, the Hisey Separation Agreement provides for a further bonus payment in the amount of one year's salary, less applicable tax withholding, in a single cash payment.

The Company expects to record a charge in the first quarter of 2012 of approximately $4.5 million related to these separations.

Also on January 11, 2012, Michael F. O'Donnell, an independent member of the Company Board of Directors, was appointed by the Board to serve as its Non-Executive Chairman.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (The “COSO criteria”). Based on that assessment, we believe that as of December 31, 2011, our internal control over financial reporting is effective, based on the COSO criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which appears in this Item 9A.

Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

UniTek Global Services, Inc.

We have audited UniTek Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniTek Global Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, UniTek Global Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniTek Global Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 7, 2012

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this item is incorporated herein by reference from our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders (our Proxy Statement), which will be filed with the SEC within 120 days after December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is incorporated herein by reference from our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this item is incorporated herein by reference from our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated herein by reference from our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated herein by reference from our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

•	Our Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

•	Our Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

•	Our Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

•	Notes to the Consolidated Financial Statements

(2)	Financial Schedules

All financial schedules are inapplicable and therefore have been omitted.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of January 27, 2010, by and among Berliner Communications, Inc., BCI East, Inc., Richard Berliner (as Parent Representative), HM Capital Partners LLC (as Company Representative) and Unitek Holdings, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

2.2	Asset Purchase Agreement, dated as of March 30, 2011 (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on April 21, 2011)

3.1	Amended and Restated Certificate of Incorporation of UniTek Global Services, Inc., as amended through December 31, 2010 (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 21, 2010)

3.2	Certificate of Designation for the Berliner Series A Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

3.3	Certificate of Designation for the Berliner Series B Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

3.4	Amended and Restated Bylaws of Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.1	Registration Rights Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and those holders of capital stock of Berliner listed on Exhibit A thereto (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.2	Voting Agreement, dated as of January 27, 2010, by and among Berliner Communications, Inc., HM Capital Partners, LLC, and those holders of capital stock of Berliner listed on Exhibit A thereto (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.3	Form of Substitute Option (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.4	Form of Substitute Warrant (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

4.5	Form of Warrant (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 22, 2010)

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of July 16, 2010 (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 22, 2010)

10.1	Credit Support Agreement, dated as of January 27, 2010, by and among Sector Performance Fund, LP, SPF SBS LP, Unitek Holdings, Inc. and Berliner Communications, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.2.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.2.2	Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.2.3	Employment Agreement, dated as of December 1, 2010, by and between Unitek USA, LLC and Peter Giacalone.

#10.2.4	Separation of Employment Agreement and General Release, dated as of January 10, 2012, between UniTek and Peter Giacalone (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 17, 2012)

#10.3.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.3.2	Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.3.3	Employment Agreement, dated as of December 1, 2010, by and between Unitek USA, LLC and C. Scott Hisey.

#10.3.4	Separation of Employment Agreement and General Release, dated as of January 10, 2012, between UniTek and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 17, 2012)

#10.3.5	Consulting Agreement, dated as of January 13, 2012, between UniTek and C. Scott Hisey (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 17, 2012)

#10.4.1	Employment Agreement, dated as of July 5, 2009, by and between Unitek USA, LLC and Ronald J. Lejman (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.4.2	Amendment to Employment Agreement, dated as of December 23, 2009, by and between Unitek USA, LLC and Ronald J. Lejman (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.4.3	Employment Agreement, dated as of December 1, 2010, by and between Unitek USA, LLC and Ronald J. Lejman.

#10.5	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Richard Berliner (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.6	Amendment to Employment Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and Robert Bradley (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

#10.7	Assignment of Employment Agreement dated as of April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by Peter Giacalone (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)

#10.8	Assignment of Employment Agreement dated as of April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by C. Scott Hisey (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)

#10.9	Assignment of Employment Agreement dated as of April 27, 2010, by and between UniTek USA LLC and Berliner Communications, Inc. and consented to by Ronald J. Lejman (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)

10.10	Form of D&O Indemnification Agreement (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.11	Indemnification Priority Agreement, dated as of January 27, 2010, by and among HM Capital Partners LLC, Berliner Communications, Inc., BCI Communications, Inc., Unitek USA, LLC, Unitek Holdings, Inc., Unitek Midco, Inc. and Unitek Acquisition, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.12	Unitek Holdings, Inc. 2007 Equity Incentive Plan (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on January 27, 2010)

10.13	First Lien Credit Agreement, dated as of September 27, 2007 among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the initial lenders, Royal Bank of Canada and RBC Capital Markets. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.14	Amendment No. 1 to the First Lien Credit Agreement, dated as of December 5, 2007, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.15	Amendment No. 2 to the First Lien Credit Agreement, dated as of March 26, 2008, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.16	Amendment No. 3 to the First Lien Credit Agreement, dated as of June 23, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.17	Amendment No. 4 to the First Lien Credit Agreement, dated as of December 17, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.18	Incremental Term B Facility Amendment, dated as of December 21, 2007, among Unitek Acquisition, Inc., the Incremental Term B Lender (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.19	Second Incremental Term B Facility Amendment, dated as of July 2, 2008, among Unitek Acquisition, Inc., the Incremental Term B Lender (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.20	Incremental Term C Facility Amendment, dated as of December 21, 2007, among Unitek Acquisition, Inc., the Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.21	Second Incremental Term C Facility Amendment, dated as of September 30, 2008, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.22	Amendment No. 1 to Second Incremental Term C Facility Amendment, dated as of May 15, 2009, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.23	Amendment No. 2 to Second Incremental Term C Facility Amendment, dated as of December 17, 2009, among Unitek Acquisition, Inc., the Second Incremental Term C Lenders (as defined therein) and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.24	Second Lien Term Loan Agreement, dated as of September 27, 2007, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the initial lenders, Royal Bank of Canada and RBC Capital Markets (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.25	Amendment No. 1 to the Second Lien Term Loan Agreement, dated as of May 15, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the financial institutions and other lenders parties to the Second Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.26	Amendment No. 2 to the Second Lien Term Loan Agreement, dated as of December 17, 2009, among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries of Unitek Acquisition, Inc. as guarantors, the financial institutions and other lenders parties to the Second Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.27	Loan Authorization Agreement, dated as of September 25, 2007, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.28	First Amendment to Loan Authorization Agreement, dated as of March 24, 2008, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.29	Second Amendment to Loan Authorization Agreement, dated as of September 15, 2009, among Unitek Holdings, Inc. and BMO Capital Markets Financing, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on February 2, 2010)

10.30	First Incremental Revolving Credit Agreement, dated as of March 30, 2010, by and among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries as subsidiary guarantors, Maxam Opportunities Fund LP and Maxam Opportunities Fund (International) LP, and Royal Bank of Canada, as Administrative Agent and Collateral Agent. (Incorporated herein by reference from Company’s Quarterly Report on Form 10-Q filed on May 18, 2010)

10.31	Third Incremental Term B Facility Amendment and Amendment No. 6 to the First Lien Credit Agreement, dated as of July 16, 2010, by and among Unitek Acquisition, Inc., Unitek Midco, Inc., certain subsidiaries as subsidiary guarantors, the lenders under the Third Incremental Term B Facility, Royal Bank of Canada and other lenders parties to the First Lien Credit Agreement (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 22, 2010)

10.32	Amendment No. 7 to the First Lien Credit Agreement, dated as of September 20, 2010, among Unitek Acquisition, Inc., the other lenders parties to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on September 24, 2010)

10.33	Amendment No. 8 to the First Lien Credit Agreement, dated as of September 29, 2010, among Unitek Acquisition, Inc., the other lenders party to the First Lien Credit Agreement referred to therein and Royal Bank of Canada (Incorporated herein by reference from the Company’s Registration Statement on Form S-1 filed on October 28, 2010)

10.34	Series B Preferred Stock Conversion Agreement, dated as of November 16, 2010, by and among the holders of the Series B Convertible Preferred Stock of the Company (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2011)

10.35	Nominating Agreement, dated as of November 16, 2010, by and among the Company and those holders of capital stock of the Company listed on Exhibit A thereto (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2011)

10.36	Monitoring and Oversight Termination Agreement, dated as of November 16, 2010, by and among the Company, BCI Communications, Inc., UniTek USA LLC, UniTek Holdings, Inc., UniTek Midco, Inc. and UniTek Acquisition, Inc., and HM Capital Partners I, LP (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2011)

10.37	Credit and Support Termination Agreement, dated as of November 16, 2010, by and among the Sector Fund, SPF SBS LP, UniTek Holdings, Inc. and the Company (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2011)

#10.38	Form of UniTek Global Services Deferred Compensation Plan.

10.39	Credit Agreement by and among UniTek, the several banks and other financial institutions or entities from time to time parties thereto, and FBR Capital Markets LT, Inc., dated as of April 15, 2011 (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on August 16, 2011)

10.40	Revolving Credit and Security Agreement, by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association, dated as of April 15, 2011 (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on August 16, 2011)

+21	Subsidiaries of the Registrant

+23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

+31.1	Certification of the Chief Executive Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

+31.2	Certification of the Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*+32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniTek Global Services, Inc.
	By:	/s/ Daniel Yannantuono
Name: Daniel Yannantuono
Title: Co-Manager of the Interim Office of the CEO

/s/ Ronald J. Lejman
Name: Ronald J. Lejman
Title: Co-Manager of the Interim Office of the CEO
Date: March 7, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel Yannantuono	Co-Manager of the Interim Office of the CEO	March 7, 2012
Daniel Yannantuono	(Interim Co-Principal Executive Officer)

/s/ Ronald J. Lejman	Co-Manager of the Interim Office of the CEO	March 7, 2012
Ronald J. Lejman	(Interim Co-Principal Executive Officer) Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Kevin McClelland	Corporate Controller	March 7, 2012
Kevin McClelland	(Principal Accounting Officer)

/s/ Michael O’Donnell	Director and Chairman of the Board	March 7, 2012
Michael O’Donnell

/s/ Dan Hopkin	Director	March 7, 2012
Dan Hopkin

/s/ Dean MacDonald	Director	March 7, 2012
Dean MacDonald

/s/ Mark Dailey	Director	March 7, 2012
Mark Dailey

/s/ Richard Siber	Director	March 7, 2012
Richard Siber

/s/ Michael Montelongo	Director	March 7, 2012
Michael Montelongo

/s/ Peter Brodsky	Director	March 7, 2012
Peter Brodsky

s/ Robert Stott	Director	March 7, 2012
Robert Stott

/s/ C. Scott Hisey	Director	March 7, 2012
C. Scott Hisey

