Form 10-Q
period 2012-03-31
UniTek Global Services, Inc.
filed 2012-05-09
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 7, 2012, 16,458,246 shares of the registrant's common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,054	$95
Restricted cash	68	68
Accounts receivable and unbilled revenue, net of allowances	90,427	91,533
Inventories	9,711	10,985
Prepaid expenses and other current assets	3,772	3,299
Total current assets	109,032	105,980
Property and equipment, net	38,733	39,022
Amortizable customer relationships, net	28,163	29,783
Other amortizable intangible assets, net	4,440	4,635
Goodwill	165,870	163,797
Deferred tax assets, net	848	568
Other assets	5,104	5,095
Total assets	$352,190	$348,880

LIABILITIES AND STOCKHOLDERS ’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,441	$33,367
Accrued liabilities	33,401	32,597
Contingent consideration	20,025	26,958
Current portion of long-term debt	1,000	1,000
Current income taxes	119	904
Current portion of capital lease obligations	9,862	9,631
Other current liabilities	535	518
Total current liabilities	91,383	104,975

Long-term debt, net of current portion	129,563	111,217
Long-term capital lease obligations, net of current portion	14,812	16,283
Deferred income taxes	6,493	5,511
Other long-term liabilities	1,553	1,664
Total liabilities	243,804	239,650

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	-	-
Common Stock, $0.00002 par value (200 million shares authorized, 16,458,246 and 16,305,369 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	-	-
Additional paid-in capital	258,690	249,745
Accumulated other comprehensive income (loss)	59	18
Accumulated deficit	(150,363)	(140,533)
Total stockholders’ equity	108,386	109,230
Total liabilities and stockholders' equity	$352,190	$348,880

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Revenues	$108,227	$91,084
Costs of revenues	90,263	76,554
Gross profit	17,964	14,530
Selling, general and administrative expenses	13,059	10,868
Change in fair value of contingent consideration	(324)	-
Restructuring charges	4,288	-
Depreciation and amortization	6,957	6,330
Operating loss	(6,016)	(2,668)

Interest expense	3,022	4,473
Other income, net	(229)	(29)
Loss from continuing operations before income taxes	(8,809)	(7,112)
Income tax expense	675	512
Loss from continuing operations	(9,484)	(7,624)

Loss from discontinued operations	(345)	(251)

Net (loss)	$(9,829)	$(7,875)

Net (loss) per share – basic and diluted:
Continuing operations	$(0.57)	$(0.50)
Discontinued operations	(0.02)	(0.02)
Net loss	$(0.59)	$(0.52)

Weighted average shares of common stock outstanding:
Basic and diluted	16,545	15,154

Comprehensive income (loss)	$(9,788)	(7,815)

The accompanying notes are an integral part of these unaudited financial statements.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

 (Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,829)	$(7,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	345	251
Provision for doubtful accounts	382	290
Depreciation and amortization	6,957	6,330
Amortization of deferred financing fees	188	993
Change in fair value of warrants and interest-rate collar	31	40
Accretion of debt discount	107	357
Change in fair value of contingent consideration	(324)	-
Stock-based compensation	2,065	2,511
(Gain) loss on sale of fixed assets	(263)	12
Deferred tax assets, net	702	532
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	723	1,073
Inventories	1,274	592
Prepaid expenses and other assets	(671)	(1,987)
Accounts payable and accrued liabilities	(9,032)	(5,612)
Net cash used in operating activities – continuing operations	(7,345)	(2,493)
Net cash used in operating activities – discontinued operations	(299)	(208)
Net cash used in operating activities	(7,644)	(2,701)

Cash flows from investing activities:
Acquisition of property and equipment	(1,916)	(1,026)
Proceeds from sale of property and equipment	406	79
Cash paid for acquisition of businesses, net of cash acquired	(934)	(300)
Net cash used in investing activities	(2,444)	(1,247)

Cash flows from financing activities:
Proceeds from revolving credit facilities, net	18,489	1,000
Repayment of capital leases	(2,987)	(2,174)
Repayment of long term debt	(250)	(735)
Other financing activities	(213)	-
Net cash provided by (used in) financing activities	15,039	(1,909)

Effect of exchange rate on cash and cash equivalents	8	(2)
Net increase (decrease) in cash and cash equivalents	4,959	(5,859)
Cash and cash equivalents at beginning of period	95	17,716
Cash and cash equivalents at end of period	$5,054	$11,857

Supplemental cash flow information:
Interest paid	$2,653	$3,799
Income taxes paid	$784	$-

Significant noncash items:
Acquisition of property and equipment financed by capital leases	$1,583	$1,855

The accompanying notes are an integral part of these unaudited financial statements.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Business

UniTek Global Services, Inc. (“UniTek,” the “Company,” “we,” “our” or “us”) is a provider of engineering, construction management and installation fulfillment services to companies specializing in the telecommunications, broadband cable, wireless, two-way radio, transportation, public safety and satellite industries. UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services.  The Company operates in two reportable segments: (1) Fulfillment, which includes fulfillment work for the pay television industry (both satellite and broadband cable), and (2) Engineering and Construction, which includes both wireless and wired telecommunications and public safety networks.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2012, and for the three ended March 31, 2012 and April 2, 2011, have been prepared in accordance with accounting standards generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The condensed consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 7, 2012.

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

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Restricted Cash

Restricted cash represents collateral held for a letter of credit issued in conjunction with a facility lease.

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

Property and Equipment

Property and equipment consist of vehicles, equipment, computer equipment and software, furniture and fixtures, buildings, land and leasehold improvements. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives, which range from a period of three to five years, except as follows. Leasehold improvements are depreciated over the term of the lease or the estimated useful life, whichever is shorter. Buildings are depreciated over 27.5 years. Assets under capital leases are depreciated over the lesser of the lease term or the asset’s estimated useful life. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. The Company capitalizes certain costs incurred in connection with the developing or obtaining internal use software, which are included within computers and equipment. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in our consolidated statements of operations. All depreciation of property and equipment is included in the consolidated statements of comprehensive income (loss) in depreciation and amortization.

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

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Leases

The Company leases vehicles primarily for performing fulfillment services to the pay television industry. Leases are accounted for either as operating or capital depending on the terms of the lease. Each lease is evaluated and a determination is made whether the lease is an operating or capital lease. Operating lease payments are expensed as incurred. Capital leases are included on the condensed consolidated balance sheets as property and equipment and capital lease obligations.

Business Combinations, Goodwill and Other Intangible Assets

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

The Company amortizes intangible assets, consisting of customer relationships, trade names, technology, backlog and non-compete agreements from acquired businesses on a straight-line basis over the 9- to 129-month lives of those agreements (see Note 6).

Impairment of Goodwill and Other Intangible Assets

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

Foreign Currency Translation

The balance sheets of foreign subsidiaries are translated into US dollars at current year-end rates, and the statements of operations are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders’ equity. Any foreign currency gains or losses related to transactions are charged to other income (expense), net.

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt (see Note 7). At March 31, 2012 and December 31, 2011, $3.2 million and $3.4 million (net), respectively, is included in other assets related to deferred financing fees.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition.”  Accordingly, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue is recognized net of any estimated allowances.

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

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended
	March 31,	April 2,
	2012	2011

Basic and diluted earnings per share:
Numerator:
Net income (loss) from continuing operations	$(9,484)	$(7,624)
Net loss from discontinued operations	(345)	(251)
Denominator:
Weighted average common shares outstanding – basic and diluted	16,545	15,154

Net income (loss) per share from continuing operations - basic and diluted	$(0.57)	$(0.50)
Net loss per share from discontinued operations - basic and diluted	$(0.02)	$(0.02)

Common stock equivalents consist of stock options and warrants using the treasury stock method.  For the three months ended March 31, 2012 and April 2, 2011, respectively, 0.2 million and 0.4 million stock options and warrants were excluded from the computation of diluted net loss per share because the effect is anti-dilutive as a result of the loss from continuing operations.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Insurance Reserves

The Company maintains a high-deductible casualty insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy with a $0.15 million corridor policy effective July 1, 2011, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy. The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate subject to policy terms and conditions. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly.  As of March 31, 2012 and December 31, 2011, the liability for insurance reserves was $14.4 million and $13.7 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. The Company’s insurance accruals are based upon known facts, historical trends and its reasonable estimate of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2012, the Company had accrued $0.1 million in federal and state taxes, interest and penalties. At December 31, 2011, the Company had accrued $0.9 million in federal and state taxes, interest and penalties. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions. The Company provides an intra-period tax allocation of the income tax expense or benefit for the year to continuing operations and discontinued operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all share-based awards made to employees and directors including employee stock options based on estimated grant-date fair values.

The condensed consolidated financial statements include stock-based compensation expense of $2.1 million and $2.5 million, respectively, for the three months ended March 31, 2012 and April 2, 2011 within selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss).

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates the fair value of stock-based awards granted in the form of options on the date of grant primarily using the Black-Scholes option-pricing model and recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service periods. Stock-based compensation expense recognized during the current period is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of stock-based awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover and reevaluates its estimates each period. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of March 31, 2012 and December 31, 2011.

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

Comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income (loss)	$(9,829)	$(7,875)
Foreign currency translation (loss) gain	41	60
Comprehensive income (loss)	$(9,788)	$(7,815)

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Recent Accounting Pronouncements

Fair Value. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU No. 2011-04”). The objective of ASU No. 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company has adopted this standard in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). The objective of ASU No. 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. On December 23, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Update 2011-12, defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income. Therefore, the amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this standard in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Goodwill. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU No. 2011-08”), an update to ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”)”. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU No. 2011-08 was effective for fiscal years and interim periods beginning after December 15, 2011, although early adoption is permitted. The Company has adopted this standard in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

4.	Pinnacle Acquisition

Effective April 3, 2011, UniTek completed the acquisition of Pinnacle pursuant to an Asset Purchase Agreement, dated as of March 30, 2011 (the “Asset Purchase Agreement”), by and among UniTek and Pinnacle and its former owners (the “Sellers”). In accordance with the Asset Purchase Agreement, UniTek agreed to pay the Sellers an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments as set forth in the Asset Purchase Agreement, consisting of a base purchase price of $20.7 million and earn-out payments of up to $30.0 million. The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock, par value $0.00002 per share. The number of shares of common stock was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2011, which was $8.65 per share, resulting in the issuance of 924,856 shares of the Company’s common stock.  Of the consideration paid in shares of the Company’s common stock, 578,037 shares were delivered to the Sellers at closing and 346,819 shares were delivered to an escrow agent, to be held until their release in accordance with the terms of the Asset Purchase Agreement. Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which has expanded the Company’s presence in the two-way radio and wireless communications systems integration markets.

The total fair value of the consideration paid for Pinnacle was $47.0 million, consisting of $12.7 million in cash (net of cash acquired), $8.5 million in equity and contingent consideration of $25.8 million. The fair value of the 924,856 shares of common stock issued as consideration was determined based upon the Company’s closing stock price on the last business day prior to April 3, 2011, which was $9.14 per share. The contingent consideration is in the form of earn-out payments based upon the achievement of incremental earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets as defined in the Asset Purchase Agreement. Per the original agreement, the earn-out payments of up to $30.0 million would be payable 60% in cash and 40% in shares of UniTek common stock, for which the number of shares of common stock will be determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to the EBITDA measurement date giving rise to the earn-out payment being made. The earn-out is to be paid out in up to three payments based upon the achievement of certain EBITDA thresholds after six months (September 30, 2011, a payment which was approximately $2.4 million), one year (March 31, 2012), and two years (March 31, 2013). The portion of the contingent consideration earned as of each of these measurement dates is expected to be paid out within 60 days of each measurement date. The initial and December 31, 2011 fair values of the contingent consideration were determined using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates. The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earn-out periods. At March 31, 2012, the final settlement amount of the contingent consideration was calculated based on the actual EBITDA performance for the 12 months period ended March 31, 2012, which yielded a value of approximately $29.7 million. This compares to the fair value as of December 31, 2011 of $29.4 million. The incremental $0.3 million was recorded as part of the change in fair value on the statement of comprehensive income (loss) for the three months ended March 31, 2012.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

On March 28, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Asset Purchase Agreement. The Amendment limits the total number of shares of UniTek common stock that may be issued pursuant to the Asset Purchase Agreement, including the shares issued as part of the initial payment of the purchase price and the shares that may be issued pursuant to the earn-out, to 3,029,856, which equals 19.99% of the shares of the Company’s common stock outstanding on the date of the Asset Purchase Agreement. The Amendment provides that in the event the limitation set forth in the preceding sentence results in a decrease in the number of the shares of UniTek common stock that would otherwise be issued as part of any earn-out payment, the cash portion of such earn-out shall be increased by an amount equal to the dollar value, as determined in accordance with the Asset Purchase Agreement, of the shares not otherwise issued.

Following the Amendment, the number of shares of the Company’s common stock available for the earn-out is limited to 2,105,000 shares. Pursuant to the Asset Purchase Agreement, the value of these shares was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2012 which was $3.65 per share, resulting in an equity value of approximately $7.7 million. The fair value of these shares of common stock was determined based upon the Company’s closing stock price on March 30, 2012, which was $3.37 per share. The resulting fair value of $7.1 million is classified as equity as of March 31, 2012. The resulting gain of approximately $0.6 million was recorded as a change in fair value on the statement of comprehensive income for the three months ended March 31, 2012.

The following table summarizes the allocation of the final purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$451
Accounts receivable	4,313
Inventories	652
Prepaid expenses and other assets	192
Property and equipment	2,599
Amortizable intangible assets	28,686
Goodwill	16,817
Other assets	445
Accounts payable and accrued expenses	(3,700)
Billings in excess of costs	(636)
Deferred revenue	(2,462)
Capital lease obligations	(377)
Total fair value of net assets acquired	$46,980

As of March 31, 2012, the final value of the earn-out payment is $29.7 million. This calculation was based on Pinnacle’s actual EBITDA performance through March 31, 2012.

During the three months ended March 31, 2012, the acquisition of Pinnacle contributed revenue of approximately $13.8 million and operating income of $2.4 million. During the year ended December 31, 2011, the acquisition of Pinnacle contributed revenue of approximately $28.5 million and operating income of $3.0 million. Acquisition related costs for the year ended December 31, 2011, were $0.2 million, which were recorded as a component of selling, general and administrative expenses. The Company has recognized goodwill of $16.8 million, which is tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the acquisition of Pinnacle is included in the Engineering and Construction segment’s assets. The amortizable intangible assets acquired in the acquisition consisted of the following as of the date of acquisition:

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships and backlog	$23,530	10.5 Years
Non-compete agreements	388	2.0 years
Technology and trade names	4,768	6.5 years
Total	$28,686	9.7 years

The following pro forma data presents revenue and loss from continuing operations as if the Pinnacle acquisition had occurred on January 1, 2011:

Three Months Ended April 2, 2011
Revenue	$93,887
Loss from continuing operations	$(9,218)

These pro forma combined historical results also include an adjustment for the increase in amortization and depreciation expense due to the incremental intangible assets and adjusted fair value of the fixed assets recorded in relation to the acquisition. The increase in amortization and depreciation expense for the three months ended April 2, 2011 was $1.0 million.

5. Other Acquisitions

2012 Cable Acquisitions

Acquisition of Cableview

On March 2, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Cableview Communications Inc. (“Cableview”), a company that provides cable television installation services, for a total purchase price of $2.9 million. The purchase price includes $0.5 million of cash paid at closing, $1.9 million of cash scheduled to be paid in 2012 and $0.5 million for the fair value of an earn-out. The earn-out is based on the achievement of certain revenue levels for the six and 12 month periods subsequent to the acquisition date up to a maximum earn-out of $0.4 million and $1.4 million, respectively. The fair value of the contingent consideration was calculated based on the estimated probabilities of certain revenue levels being achieved. The acquisition expands the Company’s cable installation geographic footprint and customer diversification. The intangible assets valued at approximately $0.5 million relate to a non-compete agreement which is being amortized over 12 months and customer contracts that are being amortized over 24 months. The amortization of intangible assets and goodwill will be deductible for tax purposes upon payment of all purchase consideration. The results of Cableview were included in the consolidated results of the Company effective March 2, 2012. During the three months ended March 31, 2012, Cableview contributed revenue of approximately $1.2 million and operating income of approximately $0.1 million.

Acquisition of Streamline

On January 3, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Streamline Communications, Inc., (“Streamline”), a company that provides cable television installation services in the greater Dallas, TX market, for a total purchase price of $0.5 million. The acquisition expands the Company’s cable installation existing presence in the Dallas area. The intangible asset valued at $0.2 million relates to customer contracts that are amortized over 24 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of Streamline were included in the consolidated results of the Company effective January 3, 2012. During the three months ended March 31, 2012, Streamline contributed revenue of approximately $0.4 million and operating income of approximately zero.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

 The preliminary purchase prices for these acquisitions were calculated as follows:

	Cableview	Streamline
Cash	$500	$434
Scheduled payments	1,900	24
Contingent payments	484	-
Total purchase price	$2,884	$458

The preliminary purchase prices were allocated to assets acquired and liabilities assumed as follows:

	Cableview	Streamline
Property and equipment	$697	103
Goodwill	1,901	155
Customer contracts	360	200
Non-compete agreement	130	-
Capital lease obligations	(204)	-
Total net assets acquired	$2,884	458

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The 2012 Cable Acquisitions are not material on a pro forma basis to the Company’s consolidated revenues or loss from continuing operations.

6.	Accounts Receivable and Concentration of Credit Risk

Accounts receivable and unbilled revenue, net of allowances, at March 31, 2012 and December 31, 2011, consist of the following:

	March 31,	December 31,
	2012	2011
Accounts receivable	$56,196	$60,864
Unbilled revenue	37,645	34,280
	93,841	95,144
Allowance for doubtful accounts	(3,414)	(3,611)
Total	$90,427	$91,533

Revenue concentration information, as a percentage of total consolidated revenue, is as follows:

	For the Three Months Ended:
	March 31, 2012	April 2, 2011	Primary Segment
Revenue from top 10 customers	90%	95%
Revenue from significant customers-
DIRECTV	40%	49%	Fulfillment
Comcast	16%	17%	Fulfillment
Verizon Communications	8%	10%	Engineering & Construction

Credit risk with respect to accounts receivable was concentrated with five customers at March 31, 2012.  These customers accounted for approximately $50.1 million (55%) of the accounts receivable, including unbilled revenue, balance at March 31, 2012.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

7.	Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2012:

	Fulfillment	Engineering & Construction	Total
Beginning balance, December 31, 2011	$105,308	$58,489	$163,797
Goodwill associated with acquisitions	2,056	-	2,056
Other adjustments	17		17
Ending balance, March 31, 2012	$107,381	$58,489	$165,870

Management reviews goodwill and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Accumulated impairment losses at March 31, 2012 and December 31, 2011 were $32.4 million, resulting from the wireline impairment charge incurred during the year ended December 31, 2009.

Other intangible assets consisted of the following:

	March 31,	December 31,
	2012	2011
Amortizable intangible assets:
Customer relationships	$99,222	$98,662
Technology and trade names	4,768	4,768
Non-compete agreements	2,101	1,971
Total amortizable intangible assets	106,091	105,401

Accumulated amortization:
Customer relationships	71,059	68,879
Technology and trade names	837	628
Non-compete agreements	1,592	1,476
Total accumulated amortization	73,488	70,983
Amortizable intangible assets, net	$32,603	$34,418

 Amortization expense for the three months ended March 31, 2012 and April 2, 2011 was $2.5 million and $2.8 million, respectively.  The estimated amortization expense for the nine months ending December 31, 2012 and in each of the following four years, and thereafter, is as follows:

Nine months ending December 31, 2012	$7,408
2012	4,418
2013	3,408
2014	3,370
2015	2,665
Thereafter	11,334
Total	$32,603

8.	Long-Term Debt

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

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”) and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes.  The Term Loan is to be repaid in installments beginning on June 30, 2011 and ending in 2018. The Term Loan Agreement was subject to a three percent (3%) debt discount totaling $3.0 million, which will be amortized over the life of the loan. The Term Loan bears interest at LIBOR (with a floor of 1.50%) plus a margin of 7.50% (9.00% at March 31, 2012). The Revolving Loan matures in 2016. UniTek may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan is LIBOR (with no floor) plus a margin of between 2.25% and 2.75% (the weighted average interest rate of the Revolving Loan was 3.91% at March 31, 2012). Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50.0 million and $25.0 million, respectively.

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek). As of March 31, 2012, the Company had $19.7 million in letters of credit outstanding under the Revolving Loan Agreement.

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011

Revolving Loan Agreement	$34,152	$15,663
Term Loan, net of debt discounts of $2,589 and $2,696, respectively	96,411	96,554
Total debt	130,563	112,217
Less current portion	1,000	1,000
Long-term debt, net of current portion	$129,563	$111,217

Future maturities of total debt excluding $2,589 of debt discount are as follows as of March 31, 2012:

Nine months ending December 31, 2012	$750
2013	1,000
2014	1,000
2015	1,000
2016	35,152
Thereafter	94,250
Total	$133,152

The Term Loan Agreement and the Revolving Loan Agreement require the Company to be in compliance with specified financial covenants, including (i) a “Consolidated Leverage Ratio” (as such term is respectively defined and applied in the Term Loan Agreement and the Revolving Loan Agreement) of less than a range of 4.75-3.00 to 1.00 (such ratio declining over time); (ii) a “Fixed Charge Coverage Ratio” (as such term is defined in the Term Loan Agreement and the Revolving Loan Agreement) not less than 1.2 to 1.0 for every fiscal quarter ended after the end of fiscal year 2011; and (iii) certain other covenants related to the operation of UniTek’s business in the ordinary course. In the event of noncompliance with these financial covenants and other defined events of default, the Term Lenders and the Revolving Lender are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Term Loan and the Revolving Loan. The Company has to date not experienced any defaults with any such covenants.

9.	Fair Value Measurements

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

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheets at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities (level 2 measurements). The carrying values of the Company’s notes payable and long-term debt is determined by comparison to rates currently available for debt with similar terms, credit risk and maturities. The fair value of the Company’s long-term debt at March 31, 2012 and December 31, 2011 was $131.5 and $112.9 million, respectively. The fair value has been estimated based on the present value of future cash flows using market interest rates for the same contractual terms and considering the Company’s credit risk (level 2 measurements).

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
	Fair Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$5,054	$5,054	$-	$-
Deferred compensation plan assets	764	764	-	-
Total	$5,818	$5,818	$-	$-
Liabilities
Contingent consideration	$20,025	$-	$-	$20,025
Interest rate swap	136	-	136	-
Total	$20,161	$-	$136	$20,025

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$95	$95	$-	$-
Deferred compensation plan assets	551	551	-	-
Total	$646	$646	$-	$-
Liabilities
Contingent consideration	$26,958	$-	$-	$26,958
Interest rate swap	133	-	133	-
Total	$27,091	$-	$133	$26,958

Derivatives

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company was also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the Term Loan Agreement. On July 15, 2011, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $50.0 million with a financial institution. This interest rate collar agreement matures on July 15, 2013. The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement. The fair value of the interest-rate collar liability was $0.1 million at March 31, 2012 and December 31, 2011 and was recorded within accrued liabilities with changes in fair value recorded in earnings as a component of interest expense. The change in fair value is also reflected within the consolidated statement of cash flows within the cash flows from operating activities. The valuation of the interest rate collar represents the estimate of the net present value of expected cash flows from each transaction between the Company and the financial institution using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidations. Due to the Company’s limited use of derivative instruments, there were no significant concentrations of credit risk with respect to derivative transactions as of March 31, 2012.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Contingent Consideration

The fair value of the contingent consideration was determined using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates. The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earnout periods. The change in fair value of the contingent consideration during the three months ended March 31, 2012 was due to the change in fair value associated with the Pinnacle acquisition as well as the payment of cash in satisfaction of a portion of the contingent liability.

The activity in liabilities classified within Level 3 of the valuation hierarchy consisted of the following:

Contingent Consideration

Balance as of December 31, 2011	$26,958
Acquisitions	484
Reclassified to additional paid-in-capital	(7,093)
Changes in fair value	(324)
Balance as of March 31, 2012	$20,025

10.        Legal Proceedings

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

11.      Warrants

At March 31, 2012, the Company had issued warrants to purchase up to 91,742 shares of our common stock. The following table summarizes those warrant grants:

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Issued to	Shares	Grant Date	Expiration Date	Exercise Price	Note
UniTek employees	11,384	September 26, 2007	September 26, 2017	$140.00	A
Former owners of UniTek Holdings	77,902	September 26, 2007	September 26, 2017	140.00	A
AMBB	2,456	December 2, 2010	December 2, 2020	56.00	B
Total	91,742		Weighted Average Exercise Price	$137.75

A —	Issued to employees and former owners.

B —	Issued in connection with AMBB contingent consideration.

During the three months ended March 31, 2012 and April 2, 2011, no warrants to purchase shares were exercised and there were no new issuances of warrants.

12.      Stock Options and Restricted Stock Units

As of March 31, 2012, the Company sponsored three stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”).  The Company accounts for the Plans pursuant to ASC 718, “Stock-Based Compensation” (“ASC 718”).

The Plans provide for the grant of incentive stock options and non-qualified stock options. The terms of the options are set by our board of directors (the “Board”). The options expire no later than ten years after the date the stock option is granted. As of March 31, 2012, a total of 1.6 million shares of the Company’s common stock had been reserved for issuance under the Plans including 0.6 million shares remaining eligible for the grant of awards under the Plans.

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

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

During the three months ended March 31, 2012, the Company issued an additional 166,063 RSUs to eligible directors.

The following table represents stock options and RSUs under each of the Plans as of March 31, 2012:

	2007 Plan		2009 Plan and 1999 Plan		2009 Plan RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2011	-	$-	89,291	$10.28	487,726	$9.46
Granted – New	-	-	-	-	166,063	4.22
Exercised / Vested	-	-	-	-	(220,681)	8.75
Cancelled / Forfeited	-	-	(13,760)	$9.54	-	$-
Stock Options and RSUs outstanding at March 31, 2012	-	$-	75,531	$10.41	433,108	$9.47

During the three months ended March 31, 2012 and April 2, 2011, the Company recorded stock-based compensation expense of $2.1 million and $2.5 million, respectively.  The stock based compensation expense for the three months ended March 31, 2012 included $1.4 million for the acceleration of RSU vesting related to the separation of the Chief Executive Officer and Executive Chairman. As of March 31, 2012, there was $4.9 million of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Plans (Group 2 and new RSUs granted). That cost is expected to be recognized over a weighted-average period of 2.4 years.

13.      Related-Party Transactions

The Company maintains certain policies and procedures for the review, approval and ratification of related-party transactions to ensure that all transactions with selected parties are fair, reasonable and in the Company’s best interest. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related-party transaction. Related-party transactions include transactions that occurred during the year, or are currently proposed, in which the Company was or will be a participant and in which any related person had or will have a direct or indirect material interest. All related-party transactions are reviewed, approved and documented by the appropriate level of the Company’s management in accordance with these policies and procedures.

Monitoring and Oversight Agreement

On January 27, 2010, the Company entered into an Amended and Restated Monitoring and Oversight Agreement (the “M&O Agreement”) with HM Capital Partners LP (“HM LP.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

In connection with the closing of the equity offering completed in November of 2010, the parties to the M&O Agreement agreed to terminate the M&O Agreement and the Company has agreed to pay a termination fee of $4.3 million (payable in cash or stock, as described below) that would only become payable only upon certain conditions being met as outlined below.

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and

•	The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of the Series B Preferred and all other shares owned by Sector Performance Fund prior to the Equity Offering. Subsequent to the Equity Offering and as of March 31, 2012, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency under ASC 450. As of March 31, 2012, the Company believes it does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee. The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

14.      Income Taxes

For the three months ended March 31, 2012, the Company’s income tax expense was $0.7 million, which consisted primarily of a current tax benefit of $0.3 million related to its Canadian operations and a deferred tax expense of $1.0 million related to tax deductible goodwill. During the three months ended April 2, 2011, the Company’s income tax expense was $0.5 million and consisted primarily of a current tax benefit of $0.1 million related to the Company’s Canadian operations and a deferred tax expense of $0.5 million related to tax deductible goodwill and $0.1 million of state income tax.

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

15.      Discontinued Operations

Discontinued operations for the three months ended March 31, 2012 and April 2, 2011 consisted of certain cable markets that have been exited for operational reasons as well as wireless service locations that were shut down and discontinued due to lack of continuing revenues. The following table summarizes the results for the Company’s discontinued operations for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues	$137	$764
Cost of revenues	435	972
Gross margin	(298)	(208)
Depreciation and amortization	47	43
Loss from discontinued operations before income taxes	(345)	(251)
Tax benefit from discontinued operations	-	-
Loss from discontinued operations	$(345)	$(251)

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

16.      Segment Reporting

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

 The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA. Management believes segment operating income (loss) represents the closest GAAP measure to segment EBITDA. Selected segment financial information for the three months ended March 31, 2012 and April 2, 2011 is presented below:

	Three Months Ended
	March 31, 2012			April 2, 2011
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenue	$69,940	$38,287	$108,227	$63,940	$27,144	$91,084
Cost of revenue	57,166	33,097	90,263	51,204	25,350	76,554
Gross profit	12,774	5,190	17,964	12,736	1,794	14,530
Selling, general and administrative expenses	7,509	5,550	13,059	7,156	3,712	10,868
Change in fair value of contingent consideration	-	(324)	(324)	-	-	-
Restructuring changes	2,771	1,517	4,288	-	-	-
Depreciation and amortization	4,717	2,240	6,957	5,236	1,094	6,330
Operating income (loss)	$(2,223)	$(3,793)	$(6,016)	$344	$(3,012)	$(2,668)
Interest expense			3,022			4,473
Other (income) expense, net			(229)			(29)
Loss from continuing operations before income taxes			$(8,809)			$(7,112)

At March 31, 2012, the total assets of the Fulfillment segment were $165.3 million and the total assets of the Engineering and Construction segment were $186.9 million. This compares to $169.5 million and $179.4 million at December 31, 2011 for the Fulfillment segment and the Engineering and Construction segment, respectively. The decrease of $4.2 million in the assets of the Fulfillment segment was primarily due to timing of receivables and the increase of $7.5 million in the assets of the Engineering and Construction segment compared to December 31, 2011 is primarily due to increased receivables in the wireless and wireline businesses.

UniTek Global Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

17.      Subsequent Events

On May 3, 2012, the Company entered into an incremental term draw of $20.0 million under the accordion feature of the Term Loan Agreement. The Incremental Term Loan was subject to a four percent (4%) debt discount, which will be amortized over the remaining life of the loan. The interest rate, maturity date and terms of the Term Loan Agreement did not change. The funds will be used for the scheduled payments of $1.9 million for the Cableview acquisition and for the $4.3 million of incremental cash required by the Amendment to the Pinnacle Wireless Asset Purchase Agreement. The remaining funds will be used to reduce the outstanding balance under the Revolving Loan Agreement creating approximately $12.6 million of incremental liquidity for working capital and other cash obligations.

Item 2.  Management ’ s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates.

Summary of Operating Results

The following table presents consolidated selected financial information. The statement of operations data for the three months ended March 31, 2012 and April 2, 2011, has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

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

Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

The following table presents, for the periods indicated, a summary of our condensed consolidated statements of operations information.

	Three Months Ended
	March 31, 2012	April 2, 2011
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$108,227	$91,084
Cost of revenues	90,263	76,554
Gross profit	17,964	14,530
Selling, general and administrative expenses	13,059	10,868
Restructuring charges	4,288	-
Change in fair value of contingent consideration	(324)	-
Depreciation and amortization	6,957	6,330
Operating loss	(6,016)	(2,668)
Interest expense	3,022	4,473
Other (income) expense, net	(229)	(29)
Loss from continuing operations before income taxes	(8,809)	(7,112)
Income tax expense	675	512
Loss from continuing operations	(9,484)	(7,624)
Loss from discontinued operations	(345)	(251)
Net loss	$(9,829)	$(7,875)
Net loss per share- basic and diluted:
Continuing operations	$(0.57)	$(0.50)
Discontinued operations	$(0.02)	$(0.02)
Weighted average shares of common stock outstanding –basic and diluted	16,545	15,154
Adjusted EBITDA (1)	$7,037	$6,173

(1)  See description of “Adjusted EBITDA” below.

The following table presents, for the dates indicated, a summary of our condensed consolidated balance sheet information.

(Amounts in thousands)	March 31, 2012 (unaudited)	December 31, 2011
Current assets	$109,032	$105,980
Total assets	352,190	348,880
Current liabilities	91,383	104,975
Long-term debt and capital lease obligations, net of current portion	144,375	127,500
Stockholders’ equity	108,386	109,230

Revenues

The following table sets forth information regarding our revenues by segment for the three months ended March 31, 2012 and April 2, 2011.

	Three Months Ended (unaudited)
	March 31, 2012		April 2, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$69,940	64.6%	$63,940	70.2%	$6,000
Engineering and Construction	38,287	35.4%	27,144	29.8%	11,143
Total	$108,227	100%	$91,084	100%	$17,143

We had revenue of $108.2 million for the three months ended March 31, 2012, compared to $91.1 million for the three months ended April 2, 2011. This represents an increase of $17.1 million, or 18.8%.

Revenue for the Fulfillment segment increased by $6.0 million, or 9.4%, from $63.9 million for the three months ended April 2, 2011 to $69.9 million for the three months ended March 31, 2012. The increase in revenues from our Fulfillment segment was primarily attributable to increased revenues from our cable operations due to market share growth combined with recent acquisitions.

Revenue for the Engineering and Construction segment was $38.3 million for the three months ended March 31, 2012 and $27.1 million for the three months ended April 2, 2011. The Pinnacle acquisition contributed $13.8 million in the quarter ended March 31, 2012 slightly offset by lower revenue in the legacy wireless group as new projects ramp up.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended March 31, 2012 and April 2, 2011.

	Three Months Ended (unaudited)
	March 31, 2012		April 2, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Increase
Fulfillment	$12,774	18.3%	$12,736	19.9%	$38
Engineering and Construction	5,190	13.6%	1,794	6.6%	3,396
Total	$17,964	16.6%	$14,530	16.0%	$3,434

Our gross profit for the three months ended March 31, 2012 was $18.0 million compared to $14.5 million for the three months ended April 2, 2011, representing an increase of $3.4 million, or 23.6%. Our gross profit as a percentage of revenue was approximately 16.6% for the three months ended March 31, 2012, as compared to 16.0% for the three months ended April 2, 2011.

For the Fulfillment segment, gross margin decreased from 19.9% for the three months April 2, 2011 to 18.3% for the three months ended March 31, 2012. The decrease in gross margin was attributable to mix of revenue changes between our broadband cable operations compared to our satellite operations.

For the Engineering and Construction segment, gross margin increased from 6.6% for the three months ended April 2, 2011 to 13.6% for the three months ended March 31, 2012.  The increase is primarily the result of volume leverage in our wireline business and the increased margins in the wireless business which includes the impact of Pinnacle.

Selling, General and Administrative Expenses

Selling, general and administrative expense ( “SG&A ”)  for the three months ended March 31, 2012 was $13.1 million as compared to $10.9 million for the three months ended April 2, 2011, representing an overall increase of $2.2 million. During the three months ended March 31, 2012, the Pinnacle acquisition (completed April 3, 2011) added $1.2 million in SG&A. In addition, we incurred an additional $0.7 million in salary and personnel costs. These increases were offset by a decrease in stock compensation expense for the three months ended March 31, 2012 of approximately $0.4 million as compared to the prior year first quarter. Our stock compensation expense for the three months ended March 31, 2012, included an additional $1.4 million related to the accelerated vesting of RSUs and stock options held by our former Chief Executive Officer and former Executive Chairman of the Board in accordance with the terms of their employment agreements.

Compared to the prior quarter ended December 31, 2011, our SG&A expense for the quarter ended March 31, 2012, decreased by $0.6 million before the $1.4 million increase in stock compensation expense due to the acceleration of RSU vesting in conjunction with the senior management changes.

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

A reconciliation of Adjusted EBITDA and net loss after certain non-cash adjustments to net loss for the three month periods set forth below is as follows:

	Three Months Ended (unaudited)
(Amounts in thousands)	March 31, 2012	April 2, 2011

Net loss	$(9,829)	$(7,875)
Non-cash stock based compensation	2,065	2,511
Non-cash interest expense	326	1,390
Non-cash amortization	2,509	2,807
Net loss after certain non-cash adjustments	$(4,929)	$(1,167)

Loss from discontinued operations	345	251
Income tax expense	675	512
Restructuring costs	4,288	-
Change in fair value	(324)	-
Cash interest expense	2,696	3,083
Other income	(229)	(29)
Depreciation	4,448	3,523
Transaction costs	67	-
Adjusted EBITDA	$7,037	$6,173

Adjusted EBITDA increased by 14.0% to $7.0 million for the three months ended March 31, 2012 from $6.2 million for the three months ended April 2, 2011. Our year-over-year improvement of $3.4 million in gross profit was the main contributor to this increase, which was somewhat offset by an increase of $1.8 million in SG&A, excluding the lower stock compensation expense.

Restructuring Charges

In the quarter ended March 31, 2012, the Company recorded restructuring charges of $4.3 million related to the previously announced changes in senior management. Of these costs, approximately $3.2 million will be paid in 2012. This includes the severance pay, bonus payments and benefits related to the Separation Agreements entered into with our Chief Executive Officer and Executive Chairman of the Board in January 2012 and other senior management changes made in the first quarter of 2012.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $4.4 million for the three months ended March 31, 2012 compared to $3.5 million for the three months ended April 2, 2011. Of this increase, $0.2 million was attributable to Pinnacle, with the remaining increase due to the addition vehicles in the fourth quarter of 2011 related to our cable business growth.

Amortization of intangible assets totaled approximately $2.5 million for the three months ended March 31, 2012 compared to $2.8 million for the three months ended April 2, 2011. A portion of our customer related intangible assets arising from acquisitions completed in prior years reached the end of their estimated useful lives resulting in a decrease in amortization expense of $1.1 million, which was partially offset by amortization of intangible assets resulting from the Pinnacle acquisition of $0.8 million.

Interest Expense

We recognized $3.0 million and $4.5 million of interest expense during the three months ended March 31, 2012 and April 2, 2011, respectively. The decrease of approximately $1.5 million was primarily attributable to lower overall effective interest expense resulting from the debt refinancing on April 15, 2011.

Income Taxes

During the three months ended March 31, 2012, we recorded income tax expense of $0.7 million, which consisted primarily of a current tax benefit of $0.3 million related to our Canadian operations and a deferred tax expense of $1.0 million related to tax deductible goodwill. During the three months ended April 2, 2011, the Company’s income tax expense was $0.5 million and consisted primarily of a current tax benefit of $0.1 million related to the Company’s Canadian operations and a deferred tax expense of $0.5 million related to tax deductible goodwill and $0.1 million of state income tax. Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the recognition criteria set forth in ASC 740, “Accounting for Income Taxes” (“ASC 740”), and accordingly, have recorded a valuation allowance for substantially our entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized.  In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference will not reverse within the periods that our deferred tax assets will be recognized.

Net Income (Loss)

We had net loss of $9.8 million for the three months ended March 31, 2012, compared to net loss of $7.9 million for the three months ended April 2, 2011. The net loss for the three months ended March 31, 2012 includes a loss from discontinued operations of $0.3 million. The increase in net loss is primarily due to the restructuring charges resulting from the management changes that occurred in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had consolidated current assets of approximately $109.0 million, including cash and cash equivalents of approximately $5.1 million. We had a total cash balance and current availability under the Revolving Loan Agreement of $9.8 million based on the March 31, 2012 borrowing base levels. We have an additional availability under the Revolving Loan Agreement of $16.4 million for incremental eligible accounts receivable above the March 31, 2012 amount. Our cash management process applies daily cash received from customers directly to the outstanding balance under the revolving credit facility.

Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit and capital expenditures. In the past we have also used our capital resources to fund our growth through strategic mergers and acquisitions. The principal uses of cash during the quarter ended March 31, 2012 were for working capital purposes. In addition, during the second quarter of 2012, we will fund the cash portion of the earn-out payment for the Pinnacle acquisition. This will be funded from operations in the year with the $4.3 million cash impact of the Amendment to the Asset Purchase Agreement funded by the incremental term draw under the Term Loan Agreement described in the Subsequent Events.

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

Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under non-cancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. As of March 31, 2012 and December 31, 2011, the total cost of the assets under capital leases was approximately $39.8 million and $38.8 million, respectively, and the related accumulated depreciation was approximately $15.5 million and $13.7 million, respectively. The total capital lease liability related to these assets was $24.7 million as of March 31, 2012 and $25.9 million as of December 31, 2011.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2012 and April 2, 2011:

	Three months Ended (unaudited)
(Amounts in thousands)	March 31, 2012	April 2, 2011
Net cash used in operating activities	$(7,644)	$(2,701)
Net cash used in investing activities	$(2,444)	$(1,247)
Net cash provided by (used in) financing activities	$15,039	$(1,909)

Net Cash Used in Operating Activities.

Net cash used in operating activities for the three months ended March 31, 2012 and April 2, 2011 was approximately $7.6 million and $2.7 million, respectively. During the three months ended March 31, 2012, cash flows resulting from operating activities were impacted primarily by a decrease in accounts payable of $9.0 million related to the timing of year end payments and a change in payment terms with one vendor.

Net Cash Used in Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2012 and April 2, 2011 was approximately $2.4 million and $1.2 million, respectively. Cash paid for acquisitions during the three months ended March 31, 2012 was approximately $0.9 million, primarily for the two cable acquisitions. Cash used for the purchase of fixed assets was $1.9 million and $1.0 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

Net Cash Provided by (Used in) Financing Activities.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $15.0 million and net cash used in financing activities was approximately $1.9 million for the three months ended April 2, 2011. During the three months ended March 31, 2012, we had proceeds of $18.5 million from the Revolving Loan Agreement offset by long-term debt and capital lease payments of $3.2 million.

During the three months ended April 2, 2011, net cash used in financing activities consisted primarily of $1.0 million of borrowings under the prior revolving credit facility, offset by long-term debt and capital lease payments of $2.9 million.

 Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations related to our insurance arrangements and bonding requirements. Total letters of credit issued as of May 7, 2012 were $21.3 million, which were issued under the Revolving Loan Agreement. We expect that the total letters of credit issued will peak during 2012 as we build a longer loss and claim history under our existing insurance plans.

In the ordinary course of business, we are required by certain customers and state license agencies to provide performance, payment and permit bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and other vendors. As of March 31, 2012, the Company had $60.8 million in bonds outstanding.

Effect of Inflation

We do not believe that our businesses are impacted by inflation to a significantly different extent than the general economy. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to our market risk since our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A.  Risk Factors

There have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits.

(a)   Exhibits

*10.1	Retention Agreement, dated January 11, 2012 by and between UniTek and Ronald J. Lejman

*10.2	Retention Agreement, dated January 11, 2012 by and between UniTek and Daniel Yannantuono

*10.3	Retention Agreement, dated January 11, 2012 by and between UniTek and Elizabeth Downey

*10.4	Retention Agreement, dated January 15, 2012 by and between UniTek and Norman Snell

*10.5	Retention Agreement, dated January 15, 2012 by and between UniTek and Christopher Perkins

*10.6	Retention Agreement, dated January 23, 2012 by and between UniTek and Kevin McClelland

*10.7	Retention Agreement, dated January 25, 2012 by and between UniTek and Scott Lochhead

*10.8	Employment Agreement, dated December 1, 2010, by and between, UniTek USA LLC, and Daniel Yannantuono

*10.9	Employment Agreement, dated December 1, 2010, by and between, UniTek USA LLC, and Elizabeth Downey

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEK GLOBAL SERVICES, INC.

Date: May 9, 2012	By:	/s/ Daniel Yannantuono
Daniel Yannantuono
Co-Manager of the Interim Office of the CEO
(Interim Co-Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Co-Manager of the Interim Office of the CEO
(Interim Co-Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2012	By:	/s/ Kevin McClelland
Kevin McClelland
Corporate Controller
(Principal Accounting Officer)

