Form 10-Q
period 2012-06-30
UniTek Global Services, Inc.
filed 2012-08-08
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

COMMISSION FILE NUMBER 001-34867

UNITEK GLOBAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2233445
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1777 Sentry Parkway West, Gwynedd Hall, Suite 302

Blue Bell, Pennsylvania 19422

 (Address of Principal Executive Offices)

(267) 464-1700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On August 6, 2012, 18,668,200 shares of the registrant’s common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$95
Restricted cash	25	68
Accounts receivable and unbilled revenue, net of allowances	104,748	91,533
Inventories	10,059	10,985
Prepaid expenses and other current assets	6,598	3,299
Total current assets	121,430	105,980
Property and equipment, net	36,733	39,022
Amortizable customer relationships, net	25,889	29,783
Other amortizable intangible assets, net	4,104	4,635
Goodwill	166,053	163,797
Deferred tax assets, net	958	568
Other assets	5,371	5,095
Total assets	$360,538	$348,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,539	$33,367
Accrued liabilities	38,165	32,597
Contingent consideration	84	26,958
Current portion of long-term debt	1,500	1,000
Current income taxes	119	904
Current portion of capital lease obligations	10,142	9,631
Other current liabilities	509	518
Total current liabilities	87,058	104,975

Long-term debt, net of current portion	142,350	111,217
Long-term capital lease obligations, net of current portion	13,358	16,283
Deferred income taxes	7,511	5,511
Other long-term liabilities	1,441	1,664
Total liabilities	251,718	239,650

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200 million shares authorized, 18,616,124 and 16,305,369 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	—	—
Additional paid-in capital	259,691	249,745
Accumulated other comprehensive income	59	18
Accumulated deficit	(150,930)	(140,533)
Total stockholders’ equity	108,820	109,230
Total liabilities and stockholders’ equity	$360,538	$348,880

See accompanying notes

 UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Revenues	$115,533	$105,959	$223,760	$197,042
Cost of revenues	94,306	84,357	184,569	160,906
Gross profit	21,227	21,602	39,191	36,136
Selling, general and administrative expenses	10,271	13,078	23,330	23,949
Change in fair value of contingent consideration	(400)	—	(724)	—
Restructuring charges	797	—	5,085	—
Depreciation and amortization	7,333	7,117	14,290	13,447
Operating income (loss)	3,226	1,407	(2,790)	(1,260)

Interest expense	3,662	3,486	6,684	7,959
Loss on extinguishment of debt	—	3,466	—	3,466
Other income, net	(909)	(112)	(1,138)	(141)
Income (loss) from continuing operations before income taxes	473	(5,433)	(8,336)	(12,544)
Income tax expense	909	889	1,584	1,401
Loss from continuing operations	(436)	(6,322)	(9,920)	(13,945)
Loss from discontinued operations	(131)	(43)	(477)	(294)
Net loss	$(567)	$(6,365)	$(10,397)	$(14,239)

Net loss per share – basic and diluted:
Continuing operations	$(0.02)	$(0.40)	$(0.56)	$(0.89)
Discontinued operations	(0.01)	—	(0.03)	(0.02)
Net loss	$(0.03)	$(0.40)	$(0.59)	$(0.91)

Weighted average shares of common stock outstanding:
Basic and diluted	18,629	16,019	17,587	15,584

Comprehensive loss	$(567)	$(6,360)	$(10,356)	$(14,173)

See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

 (Unaudited)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,397)	$(14,239)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities – continuing operations:
Loss from discontinued operations	477	294
Provision for doubtful accounts	812	661
Depreciation and amortization	14,290	13,447
Amortization of deferred financing fees	391	798
Change in fair value of derivatives	36	40
Accretion of debt discount	236	447
Change in fair value of contingent consideration	(724)	—
Loss on extinguishment of debt	—	3,466
Stock-based compensation	3,047	3,589
Gain on sale of fixed assets	(1,152)	(102)
Deferred tax assets, net	1,610	1,421
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(14,027)	(6,646)
Inventories	926	641
Prepaid expenses and other assets	(3,452)	225
Accounts payable and accrued liabilities	7,627	(508)
Payment of contingent consideration	(2,427)	—
Net cash (used in) provided by operating activities – continuing operations	(2,727)	3,534
Net cash used in operating activities – discontinued operations	(420)	(219)
Net cash (used in) provided by operating activities	(3,147)	3,315

Cash flows from investing activities:
Acquisition of property and equipment	(3,117)	(2,788)
Proceeds from sale of property and equipment	1,607	357
Cash paid for acquisition of businesses, net of cash acquired	(2,858)	(12,581)
Net cash used in investing activities	(4,368)	(15,012)

Cash flows from financing activities:
Proceeds from revolving credit facilities, net	12,447	22,566
Proceeds from issuance of long-term debt, net of debt discount	19,200	97,000
Repayment of long-term debt	(250)	(109,150)
Repayment of capital leases	(6,255)	(4,594)
Payment of contingent consideration	(17,114)	—
Financing fees	(514)	(3,824)
Other financing activities	(194)	(515)
Net cash provided by financing activities	7,320	1,483

Effect of exchange rate on cash and cash equivalents	100	20
Net decrease in cash and cash equivalents	(95)	(10,194)
Cash and cash equivalents at beginning of period	95	17,716
Cash and cash equivalents at end of period	$—	$7,522

Supplemental cash flow information:
Interest paid	$3,105	$8,018
Income taxes paid	$784	$244

Significant non-cash items:
Fair value of equity paid for acquisition	$7,093	$8,453
Acquisition of property and equipment financed by capital leases	$3,676	$2,521

See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Business

UniTek Global Services, Inc. (“UniTek” or the “Company”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wireline and wireless telecommunications, public safety, broadband cable and satellite industries. UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services. The Company operates in two reportable segments: (1) Fulfillment, which performs installation and other services for the satellite and broadband cable pay-television industry; and (2) Engineering and Construction, which performs engineering and construction services on wired and wireless telecommunications networks.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and July 2, 2011, have been prepared in accordance with accounting standards generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 7, 2012.

3.	Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, amounts contained in certain of the notes to the condensed consolidated financial statements, and the revenues and expenses reported for the periods covered by the financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, allowances for bad debts, accruals for legal obligations, medical insurance and workers’ compensation insurance and the valuation of goodwill and intangible assets.

In the ordinary course of accounting for the items discussed above, the Company makes changes in estimates as appropriate and as the Company becomes aware of circumstances surrounding those estimates. Such changes in estimates are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the notes to the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents are invested in investment-grade, short-term investment instruments with high-quality financial institutions.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Restricted Cash

Restricted cash represents collateral held for a letter of credit issued in conjunction with a facility lease.

Accounts Receivable and Unbilled Revenue, Net of Allowances

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable and unbilled revenue. A specific reserve for bad debts is recorded for known or suspected doubtful accounts receivable or unbilled revenue. For all other accounts, the Company recognizes a general reserve for bad debts based on the length of time receivables are past due and historical write-off experience. The adequacy of the reserve is evaluated using several factors including length of time a receivable is past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, specific customer issues, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment, current industry trends and the current economic climate. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.

Inventories

Inventories consist primarily of materials and supplies purchased from the customer and other suppliers used for installation fulfillment services and wireless construction. Inventories are stated at the lower of cost or market, as determined by the first-in, first-out method for the Fulfillment segment and the average cost method for the Engineering and Construction segment.

Property and Equipment

Property and equipment consist of vehicles, equipment and computers, land and buildings, leasehold improvements and assets under capital leases. Each class of asset is recorded at cost and depreciated using the straight-line method over the estimated useful lives, which range from a period of three to five years, except as follows. Leasehold improvements are depreciated over the term of the lease or the estimated useful life, whichever is shorter. Buildings are depreciated over 27.5 years. Assets under capital leases are depreciated over the lesser of the lease term or the asset’s estimated useful life. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software, which are included within equipment and computers. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of comprehensive income or loss. All depreciation of property and equipment is included in the consolidated statements of comprehensive income or loss in depreciation and amortization.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. The Company amortizes intangible assets, consisting of customer relationships, trade names, technology, backlog and non-compete agreements from acquired businesses on a straight-line basis over the 9- to 129-month lives of those agreements.

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

Foreign Currency Translation

The balance sheets of foreign subsidiaries are translated into U.S. dollars at current period-end rates, and the statements of comprehensive income or loss are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of stockholders’ equity. Any foreign currency gains or losses related to transactions are charged to other income (expense), net.

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt. At June 30, 2012 and December 31, 2011, $3.6 million and $3.4 million (net), respectively, is included in other assets related to deferred financing fees.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collection is reasonably assured. Revenue is recognized net of any estimated allowances.

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

Within the Engineering and Construction segment, the Company enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed, which best reflects the pattern in which the obligation to the customer is fulfilled. In the wireless portion of the Engineering and Construction segment, revenue for site acquisition and zoning services is based upon output measures using contract milestones as the basis. Revenue from infrastructure equipment construction and installation contracts is recorded under the percentage-of-completion method based on the percentage of the total direct costs incurred to date compared to estimated total costs at completion. Direct costs typically include direct materials, labor and subcontractor costs and indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Direct materials are primarily purchased from third-party vendors and are therefore included as a component of direct costs in estimating the percentage-of-completion. Losses relating to Engineering and Construction work are recognized when such losses become known.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Net Income or Loss per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods adjusted for the dilutive effect, if any, of the exercise or conversion of instruments into common stock, such as non-vested restricted stock units (“RSUs”), stock options or warrants.

During the three and six months ended June 30, 2012 and July 2, 2011, there were no differences in the computation of basic and diluted net loss per share.

During the three and six months ended June 30, 2012 and July 2, 2011, 0.7 million non-vested RSUs, stock options and warrants were excluded from the computation of diluted net loss per share because their effect was anti-dilutive to the computation. These instruments could potentially be dilutive in a future period should the Company report income from continuing operations and, with respect to outstanding stock options or warrants, should the market price of the Company’s common stock exceed the exercise price of such instruments.

Insurance Reserves

The Company maintains a high-deductible casualty insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy with a $0.15 million corridor policy effective July 1, 2011, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy. The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate subject to policy terms and conditions. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. As of June 30, 2012 and December 31, 2011, the liability for insurance reserves was $15.2 million and $13.7 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting periods. The Company’s insurance accruals are based upon known facts, historical trends and reasonable estimates of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2012 and December 31, 2011, the Company had accrued $0.1 million and $0.9 million, respectively, in federal and state taxes, interest and penalties. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to examination by tax jurisdictions. The Company provides an intra-period tax allocation of the income tax expense or benefit for the year to continuing operations and discontinued operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on estimated grant-date fair values.

The condensed consolidated financial statements include stock-based compensation expense of $1.0 million and $1.1 million, respectively, for the three months ended June 30, 2012 and July 2, 2011 and $3.0 million and $3.6 million, respectively for the six months ended June 30, 2012 and July 2, 2011 within selling, general, and administrative expenses in the consolidated statements of comprehensive income or loss.

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover and reevaluates its estimates each period. The Company estimates the fair value of RSUs on the date of grant based on quoted market prices for the Company’s common stock and the fair value of stock options on the date of grant primarily using the Black-Scholes option-pricing model. Compensation expense for all stock-based awards is recognized on a straight-line basis over the requisite service periods. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) may be used to determine fair value, which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs, as described below:

Level 1 – Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Observable market based inputs or other observable inputs corroborated by market data at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using valuation models that utilize management’s estimates of market participant assumptions.

The Company determines the estimated fair value of assets and liabilities using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable and unbilled receivables. The Company does not enter into financial instruments for trading or speculative purposes.

Comprehensive Income or Loss

Comprehensive income or loss is a measure of net income or loss and all other changes in equity that result from transactions other than those with stockholders. The following table presents the components of comprehensive income or loss:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net loss	$(567)	$(6,365)	$(10,397)	$(14,239)
Foreign currency translation gain	—	5	41	66
Comprehensive loss	$(567)	$(6,360)	$(10,356)	$(14,173)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Recent Accounting Pronouncements

Fair Value

In May 2011, the FASB updated its accounting guidance for fair value measurement to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements, clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The updated guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance beginning with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Presentation of Comprehensive Income

In June 2011, the FASB updated its accounting guidance for the presentation of comprehensive income. The objective of the updated guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. It provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Companies are no longer permitted to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income.

The updated guidance, other than the items subject to the December 2011 deferral, is effective retrospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance beginning with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Goodwill Impairment

In September 2011, the FASB updated its accounting guidance for testing of goodwill for impairment. The updated guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The updated accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt this guidance beginning with its annual assessment of goodwill impairment as of September 30, 2012. We are evaluating the impact that this standard will have on that assessment.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

4.	Business Combinations

Acquisition of Pinnacle

Effective April 3, 2011, UniTek completed the acquisition of Pinnacle Wireless, Inc. (“Pinnacle”) pursuant to an Asset Purchase Agreement dated as of March 30, 2011, as amended on March 28, 2012 (the “Asset Purchase Agreement”). Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which has expanded the Company’s presence in the two-way radio and wireless communications systems integration markets.

In accordance with the Asset Purchase Agreement, UniTek agreed to pay an aggregate purchase price of up to $50.7 million, subject to certain conditions and adjustments, consisting of a base purchase price of $20.7 million and earn-out payments of up to $30.0 million. The base purchase price of $20.7 million consisted of $12.7 million in cash and $8.0 million in shares of UniTek common stock. The number of shares of common stock was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2011, which was $8.65 per share, resulting in the issuance of 924,856 shares of the Company’s common stock. Of the consideration paid in shares of the Company’s common stock, 578,037 shares were delivered at closing and 346,819 shares were placed into escrow, to be held until their release in accordance with the terms of the Asset Purchase Agreement.

The contingent consideration was in the form of earn-out payments based upon the achievement of incremental earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets as defined in the Asset Purchase Agreement. Such payments were originally payable at up to three separate dates, 60% in cash and 40% in equity, but the Asset Purchase Agreement was subsequently amended on March 28, 2012 to limit the total number of shares issued (including those that had been issued in connection with the April 2011 closing of the acquisition) to 3,029,856, with the remainder of the earn-out payments payable in cash. The Company satisfied its obligations under the earn-out provision by making (i) an initial payment of $2.4 million in cash during the quarter ended December 31, 2011, and (ii) a second payment of $27.2 million during the quarter ended June 30, 2012, consisting of $19.5 million of cash and $7.7 million of equity. The number of shares of common stock issued in connection with the second earn-out payment was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2012, which was $3.65 per share, resulting in the issuance of 2,105,000 shares of the Company’s common stock. The fair value of these shares was determined using the Company’s closing stock price on March 30, 2012 of $3.37 per share.

The acquisition-date fair value of the consideration to acquire Pinnacle was $47.0 million, consisting of $12.7 million in cash (net of cash acquired), $8.5 million in equity and contingent consideration of $25.8 million representing the estimated fair value of the earn-out payments. The fair value of the equity was determined based upon the Company’s closing stock price on the last business day prior to April 3, 2011, which was $9.14 per share. The fair value of the contingent consideration was determined on the acquisition date and subsequently updated using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates. Changes in the fair value of the contingent consideration each period subsequent to the acquisition date were recognized in earnings.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table presents the allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Cash	$451
Accounts receivable	4,313
Inventories	652
Prepaid expenses and other assets	192
Property and equipment	2,599
Amortizable intangible assets	28,686
Goodwill	16,817
Other assets	445
Accounts payable and accrued expenses	(3,700)
Billings in excess of costs	(636)
Deferred revenue	(2,462)
Capital lease obligations	(377)
Total fair value of net assets acquired	$46,980

During the three and six months ended June 30, 2012, the acquisition of Pinnacle contributed revenue of approximately $15.2 million and $29.0 million, respectively, and operating income of approximately $2.9 million and $5.4 million, respectively. During the three months ended July 2, 2011, the acquisition of Pinnacle contributed revenue of approximately $6.4 million and operating income of $0.4 million. Acquisition related costs for the three months ended July 2, 2011 were $0.1 million, which were recorded as a component of selling, general and administrative expenses. The Company has recognized goodwill of $16.8 million, which is tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the acquisition of Pinnacle is included in the Engineering and Construction segment’s assets.

The following table presents amortizable intangible assets acquired as of the date of acquisition:

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships and backlog	$23,530	10.5 years
Non-compete agreements	388	2.0 years
Technology and trade names	4,768	6.5 years
Total	$28,686	9.7 years

The following table presents pro forma revenue and loss from continuing operations as if the Pinnacle acquisition had occurred on January 1, 2011:

Six Months Ended
July 2, 2011
Revenue	$199,845
Loss from continuing operations	$(15,542)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

2012 Cable Acquisitions

On March 2, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Cableview Communications Inc. (“Cableview”), a company that provides cable television installation services, for a total purchase price of $2.9 million. The purchase price included $0.5 million of cash paid at closing, $1.9 million of cash paid during the quarter ended June 30, 2012 and $0.5 million for the fair value of contingent consideration in the form of earn-outs. The earn-outs are based on the achievement of certain revenue levels for the six- and 12-month periods subsequent to the acquisition date up to maximum amounts of $0.4 million and $1.4 million, respectively. The fair value of the contingent consideration was calculated based on the estimated probabilities of certain revenue levels being achieved. The acquisition expanded the Company’s cable installation geographic footprint and enhanced customer diversification. The intangible assets valued at approximately $0.5 million relate to a non-compete agreement which is being amortized over 12 months and customer contracts that are being amortized over 24 months. The amortization of intangible assets and goodwill will be deductible for tax purposes upon payment of all purchase consideration. The results of Cableview were included in the consolidated results of the Company effective March 2, 2012 and have been contributing approximately $3.5 million to revenue quarterly at margins consistent with the Company’s overall cable business.

On January 3, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Streamline Communications, Inc., (“Streamline”), a company that provides cable television installation services in the greater Dallas, Texas market, for a total purchase price of $0.5 million. The acquisition expands the Company’s existing cable installation presence in the Dallas area. The intangible asset valued at $0.2 million relates to customer contracts that are being amortized over 24 months. The amortization of intangible assets and goodwill is deductible for tax purposes. The results of Streamline were included in the consolidated results of the Company effective January 3, 2012 and have been contributing approximately $0.4 million to revenue quarterly at margins consistent with the Company’s overall cable business.

The following table presents the calculation of the preliminary purchase prices for these acquisitions:

	Cableview	Streamline
Cash	$2,400	$458
Fair value of contingent consideration	484	—
Total purchase price	$2,884	$458

The following table presents the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition:

	Cableview	Streamline
Property and equipment	$501	$98
Goodwill	2,097	160
Customer contracts	360	200
Non-compete agreement	130	—
Capital lease obligations	(204)	—
Total net assets acquired	$2,884	$458

The results of Cableview and Streamline were not material on a pro forma basis to the Company’s consolidated revenues or loss from continuing operations.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

5.	Accounts Receivable and Unbilled Revenue, Net of Allowances

The following table presents the components of accounts receivable and unbilled revenue, net of allowances:

	June 30,	December 31,
	2012	2011
Accounts receivable	$68,694	$60,864
Unbilled revenue	39,711	34,280
	108,405	95,144
Allowance for doubtful accounts	(3,657)	(3,611)
Total	$104,748	$91,533

6.	Concentration of Credit Risk

The following table presents revenue concentration information as a percentage of total consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	Primary Segment
Revenue from top 10 customers	89%	88%	90%	91%
Revenue from significant customers:
DIRECTV	37%	44%	38%	46%	Fulfillment
Comcast	17%	17%	17%	17%	Fulfillment
Eaton Electric	8%	1%	8%	—	Engineering & Construction
AT&T	7%	—	6%	—	Engineering & Construction
Verizon Communications	5%	10%	7%	10%	Engineering & Construction

At June 30, 2012 and December 31, 2011, credit risk was concentrated with five customers that accounted for approximately $58.1 million or 55% and $47.6 million or 52%, respectively, of accounts receivable and unbilled revenue.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

7.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of the Company’s goodwill by segment:

	Fulfillment	Engineering & Construction	Total
Balance at December 31, 2011	$105,308	$58,489	$163,797
Goodwill associated with acquisitions	2,257	—	2,257
Other adjustments	(1)	—	(1)
Balance at June 30, 2012	$107,564	$58,489	$166,053

Management reviews goodwill and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Accumulated impairment losses at June 30, 2012 and December 31, 2011 were $32.4 million, resulting from the impairment of the wireline reporting unit during the year ended December 31, 2009.

The following table presents the components of amortizable intangible assets, net:

	June 30,	December 31,
	2012	2011
Amortizable intangible assets:
Customer relationships	$99,222	$98,662
Technology and trade names	4,768	4,768
Non-compete agreements	2,101	1,971
Total amortizable intangible assets	106,091	105,401

Accumulated amortization:
Customer relationships	73,333	68,879
Technology and trade names	1,046	628
Non-compete agreements	1,719	1,476
Total accumulated amortization	76,098	70,983
Amortizable intangible assets, net	$29,993	$34,418

Amortization expense for the three months ended June 30, 2012 and July 2, 2011 was $2.6 million and $3.3 million, respectively. Amortization expense for the six months ended June 30, 2012 and July 2, 2011 was $5.1 million and $6.1 million, respectively.

The following table presents estimated amortization expense for the remainder of the current year, for each of the following four years and thereafter:

Six months ending December 31, 2012	$4,698
2013	4,413
2014	3,518
2015	3,370
2016	2,665
Thereafter	11,329
Total	$29,993

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

8.	Long-Term Debt

On April 15, 2011, the Company completed a refinancing of all of its existing debt by entering into (i) a Credit Agreement (the “Term Loan Agreement”) by and among UniTek, the several banks and other financial institutions or entities that are parties to the Term Loan Agreement (collectively, the “Term Lenders”); and (ii) a Revolving Credit and Security Agreement (the “Revolving Loan Agreement”) by and among UniTek (and certain subsidiaries of UniTek) and PNC Bank, National Association (the “Revolving Lender”).

The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”), and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes. The Term Loan is to be repaid in quarterly installments totaling 1.00% per annum of the term loan amount. Such payments began on June 30, 2011 and will end upon maturity of the debt in 2018. The original borrowing under the Term Loan Agreement was subject to a three percent (3.00%) debt discount totaling $3.0 million, which is being amortized over the life of the loan. The Term Loan bears interest at one, two, three or six month LIBOR (with a floor of 1.50%) plus a margin of 7.50% (9.00% at June 30, 2012). The Revolving Loan matures in 2016. UniTek may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan can be a combination of LIBOR (with no floor) and/or a base rate plus a margin of between 2.25% and 2.75% (the weighted average interest rate of the Revolving Loan was 3.78% at June 30, 2012). Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50.0 million and $25.0 million, respectively.

On May 3, 2012, the Company entered into an incremental term draw of $20.0 million under the accordion feature of the Term Loan Agreement. The incremental term draw was subject to a four percent (4.00%) debt discount which is being amortized over the remaining life of the loan. The interest rate, maturity date and terms of the Term Loan Agreement did not change.

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek). As of June 30, 2012, the Company had $21.3 million in letters of credit outstanding under the Revolving Loan Agreement.

The following table presents the components of long-term debt:

	June 30,	December 31,
	2012	2011

Revolving Loan	$28,110	$15,663
Term Loan, net of debt discounts of $3,260 and $2,696, respectively	115,740	96,554
Total long-term debt	143,850	112,217
Less current portion	1,500	1,000
Long-term debt, net of current portion	$142,350	$111,217

The following table presents future maturities of total long-term debt, exclusive of debt discounts:

Six months ending December 31, 2012	$900
2013	1,200
2014	1,200
2015	1,200
2016	29,310
Thereafter	113,300
Total	$147,110

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheets at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying values of capital lease obligations and long-term debt approximate fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities (Level 2 measurements).

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Fair Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$—	$—	$—	$—
Deferred compensation plan assets	716	716	—	—
Total	$716	$716	$—	$—
Liabilities
Contingent consideration	$84	$—	$—	$84
Interest rate swap	112	—	112	—
Total	$196	$—	$112	$84

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$95	$95	$—	$—
Deferred compensation plan assets	551	551	—	—
Total	$646	$646	$—	$—
Liabilities
Contingent consideration	$26,958	$—	$—	$26,958
Interest rate swap	133	—	133	—
Total	$27,091	$—	$133	$26,958

Derivatives

The Company manages interest rate exposure by using derivative instruments to reduce the variability of interest payments for variable-rate debt. The Company was also required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the Term Loan Agreement. On July 15, 2011, the Company entered into an interest-rate collar agreement with an aggregate notional principal amount of $50.0 million with a financial institution. This interest rate collar agreement matures on July 15, 2013. The collar is used to hedge the required portion of the Company’s First Lien Credit Agreement. The fair value of the interest-rate collar liability was $0.1 million at June 30, 2012 and December 31, 2011 and was recorded within accrued liabilities with changes in fair value recorded in earnings as a component of interest expense. The change in fair value is also reflected within the condensed consolidated statement of cash flows within the cash flows from operating activities. The valuation of the interest rate collar represents the estimate of the net present value of expected cash flows from each transaction between the Company and the financial institution using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidations. Due to the Company’s limited use of derivative instruments, there were no significant concentrations of credit risk with respect to derivative transactions as of June 30, 2012.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Contingent Consideration

The fair value of contingent consideration for the acquisitions of Pinnacle and Cableview was calculated using significant unobservable inputs. The substantial majority the fair value relates to the acquisition of Pinnacle and was determined using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates. The significant assumptions used in this calculation include forecasted revenue and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earn-out periods.

The following table presents the changes in the fair value of the contingent consideration during the six months ended June 30, 2012:

Contingent Consideration

Balance as of December 31, 2011	$26,958
Acquisitions	484
Payments	(19,541)
Reclassifications to additional paid-in-capital	(7,093)
Changes in fair value	(724)
Balance as of June 30, 2012	$84

10.	Legal Proceedings

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

11.	Warrants

The following table presents outstanding warrants to purchase shares of the Company’s common stock:

Issued to	Shares	Grant Date	Expiration Date	Exercise Price
UniTek employees	11,384	September 26, 2007	September 26, 2017	$140.00
Former owners of UniTek Holdings	77,902	September 26, 2007	September 26, 2017	140.00
Former owners of acquired cable business	2,456	December 2, 2010	December 2, 2020	56.00
Total	91,742		Weighted average exercise price	137.75

During the three and six months ended June 30, 2012 and July 2, 2011, no warrants to purchase shares were exercised, and there were no new issuances of warrants.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

12.	Stock Options and Restricted Stock Units

Plan Summary

As of June 30, 2012, the Company sponsored three stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”).

The Plans provide for the grant of RSUs, stock options and certain other stock-based instruments. The terms of these instruments are set by the Company’s board of directors (the “Board”). Stock options expire no later than ten years after the date the stock option is granted. As of June 30, 2012, a total of 1.6 million shares of the Company’s common stock had been authorized for issuance under the Plans, of which 0.3 million shares remain eligible for the grant of awards under the Plans.

Tender Offer

On December 9, 2010, the Company commenced a tender offer to exchange certain eligible options to purchase shares of its common stock that were currently outstanding under the following stock option plans: (i) the 1999 Plan; (ii) the 2007 Plan; and (iii) the 2009 Plan. Eligible options fell within one of the following three groups: (i) non-Homerun Portion (as defined below) stock options that were granted under the 2007 Plan and were vested as of December 31, 2010 (“Group 1”); (ii) non-Homerun Portion stock options that were unvested as of December 31, 2010 and any Homerun Portion stock options (whether vested or unvested) that were granted under the 2007 Plan (“Group 2”); and (iii) vested and unvested stock options granted under the 1999 Plan and the 2009 Plan (“Group 3”). The “Homerun Portion” of a 2007 Plan stock option grant was the 40% portion of each stock option grant, whether vested or unvested, that becomes exercisable (at its then current exercise price) only if and when the fair market value of the Company’s common stock is at least $168.00 per share.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Long-Term Incentive Plan

At a meeting held on April 3, 2012, the Board of Directors approved a Long Term Incentive Plan (“LTI Plan”) as part of a broader compensation plan for participating senior executives of the Company. Under the LTI Plan, each participant shall receive an annual target grant of RSUs, valued as a percentage of the participant’s base salary, that consist 50% of time-vested RSUs that vest in equal annual installments on the first four anniversaries of the date of grant, and 50% of performance-vested RSUs that vest at the end of a three-year period following the date of grant, based upon the achievement of annual performance conditions established by the Committee in advance of each year during the grant period. The number of performance-vested RSUs ultimately earned will vary based on achievement with respect to the established performance targets. In this regard, if achievement of the target goal is at less than 90%, no performance-based RSUs will be earned. If achievement is between 90% and 100% of target, then the number of RSUs earned will be prorated from 50% (at 90% achievement) to 100% (at 100% achievement) of the initial grant. If achievement is over 100% of target, then the number of RSUs earned will be increased commensurate with the percentage of achievement over target, with a maximum award of 150% of the initial grant. In connection with this plan, the Company issued 268,509 RSUs during the quarter ended June 30, 2012.

Other Disclosures

The following table presents the changes in stock options and RSUs under each of the Plans:

	2007 Plan		2009 Plan and 1999 Plan		2009 Plan RSUs
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2011	—	$—	89,291	$10.28	487,726	$9.46
Granted – New	—	—	—	—	453,206	3.76
Exercised / Vested	—	—	—	—	(262,348)	8.75
Cancelled / Forfeited	—	—	(16,264)	9.52	(15,301)	9.42
Outstanding at June 30, 2012	—	—	73,027	10.45	663,283	5.85

During the three months ended June 30, 2012 and July 2, 2011, the Company recorded stock-based compensation expense of $1.0 million and $1.1 million, respectively. During the six months ended June 30, 2012 and July 2, 2011, the Company recorded stock-based compensation expense of $3.0 million and $3.6 million, respectively. The stock-based compensation expense for the six months ended June 30, 2012 included $1.4 million for the acceleration of RSU vesting related to the separation of the Chief Executive Officer and Executive Chairman. As of June 30, 2012, there was $4.7 million of total unrecognized compensation cost related to the non-vested stock-based compensation arrangements granted under the Plans (Group 2 and new RSUs granted). That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

In connection with the closing of the equity offering completed in November 2010 (the “Equity Offering”), the parties to the M&O Agreement agreed to terminate the M&O Agreement and the Company has agreed to pay a termination fee of $4.3 million (payable in cash or stock, as described below) that would only become payable only upon certain conditions being met as outlined below.

•	The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and

•	The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of the Series B Preferred and all other shares owned by Sector Performance Fund prior to the Equity Offering. Subsequent to the Equity Offering and as of June 30, 2012, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency. As of June 30, 2012, the Company believes it does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee. The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

14.	Income Taxes

For the three months ended June 30, 2012, the Company’s income tax expense was $0.9 million, which consisted primarily of a current tax benefit of $0.1 million related to its Canadian operations and a deferred tax expense of $1.0 million related to tax deductible goodwill. During the three months ended July 2, 2011, the Company’s income tax expense was $0.9 million and consisted primarily of a current tax benefit of $0.1 million related to the Company’s Canadian operations and a deferred tax expense of $1.0 million related to tax deductible goodwill and state income taxes.

For the six months ended June 30, 2012, the Company’s income tax expense was $1.6 million, which consisted primarily of a current tax benefit of $0.4 million related to its Canadian operations and a deferred tax expense of $2.0 million related to tax deductible goodwill. For the six months ended July 2, 2011, the Company’s income tax expense was $1.4 million, which consisted primarily of a current tax benefit of $0.2 million related to its Canadian operations and a deferred tax expense of $1.6 million related to tax deductible goodwill and state income taxes.

Because the Company has not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the criteria for recognition and accordingly has recorded a valuation allowance for substantially its entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized. In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference is not expected to reverse within the periods that the Company’s deferred tax assets will be recognized.

15.	Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2012 and July 2, 2011 consisted of certain wireless service locations that were shut down and discontinued due to lack of continuing revenues.

The following table presents the results of the Company’s discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$(22)	$457	$115	$1,222
Cost of revenues	101	468	536	1,444
Gross profit	(123)	(11)	(421)	(222)
Selling, general and administrative expenses	(2)	—	(1)	(3)
Depreciation and amortization	10	32	57	75
Loss from discontinued operations before income taxes	(131)	(43)	(477)	(294)
Tax benefit from discontinued operations	—	—	—	—
Loss from discontinued operations	$(131)	$(43)	$(477)	$(294)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

16.	Segment Reporting

Generally accepted accounting standards require the reporting of information about operating segments in the annual financial statements of public business enterprises and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. The Company reports its financial results on the basis of two reportable segments: (1) Fulfillment and (2) Engineering and Construction.  The Fulfillment segment performs installation and other services for the satellite and broadband cable pay-television industry. This reportable segment includes the aggregation of the satellite and broadband cable operating segments of the Company. The Engineering and Construction segment performs engineering and construction services on wired and wireless telecommunications networks. This reportable segment includes the aggregation of the wireline and wireless operating segments of the Company. Transactions within and between segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA. Management believes segment operating income (loss) represents the closest GAAP measure to segment EBITDA.

The following table presents selected segment financial information for the three months ended June 30, 2012:

	Three Months Ended
	June 30, 2012			July 2, 2011
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenues	$72,011	$43,522	$115,533	$68,845	$37,114	$105,959
Cost of revenues	57,662	36,644	94,306	52,513	31,844	84,357
Gross profit	14,349	6,878	21,227	16,332	5,270	21,602
Selling, general and administrative expenses	5,661	4,610	10,271	7,266	5,812	13,078
Change in fair value of contingent consideration	(400)	—	(400)	—	—	—
Restructuring charges	497	300	797	—	—	—
Depreciation and amortization	5,002	2,331	7,333	4,808	2,309	7,117
Operating income (loss)	$3,589	$(363)	$3,226	$4,258	$(2,851)	$1,407
Interest expense			3,662			3,486
Loss on extinguishment of debt			—			3,466
Other income, net			(909)			(112)
Income (loss) from continuing operations before income taxes			$473			$(5,433)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table presents selected segment financial information for the six months ended June 30, 2012:

	Six Months Ended
	June 30, 2012			July 2, 2011
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenues	$141,951	$81,809	$223,760	$132,784	$64,258	$197,042
Cost of revenues	114,828	69,741	184,569	103,716	57,190	160,906
Gross profit	27,123	12,068	39,191	29,068	7,068	36,136
Selling, general and administrative expenses	13,170	10,160	23,330	14,410	9,539	23,949
Change in fair value of contingent consideration	(400)	(324)	(724)	—	—	—
Restructuring charges	3,268	1,817	5,085	—	—	—
Depreciation and amortization	9,719	4,571	14,290	10,041	3,406	13,447
Operating income (loss)	$1,366	$(4,156)	$(2,790)	$4,617	$(5,877)	$(1,260)
Interest expense			6,684			7,959
Loss on extinguishment of debt			—			3,466
Other income, net			(1,138)			(141)
Loss from continuing operations before income taxes			$(8,336)			$(12,544)

At June 30, 2012, the total assets of the Fulfillment segment were $174.1 million and the total assets of the Engineering and Construction segment were $186.4 million. This compares to $169.5 million and $179.4 million at December 31, 2011 for the Fulfillment segment and the Engineering and Construction segment, respectively. The increase of $4.6 million in the assets of the Fulfillment segment was primarily due to the acquisitions of Cableview and Streamline, and the increase of $7.0 million in the assets of the Engineering and Construction segment compared to December 31, 2011 is primarily due to an increase in accounts receivable and unbilled revenue due to higher revenues in the wireless business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information included in this quarterly report of UniTek Global Services, Inc. (“UniTek,” the “Company”, “we,” “our,” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “will,” “expects,” “believes,” “estimates,” “anticipates,” “planned,” “scheduled,” “continue” or similar terms, variations of those terms or the negative of those terms.

These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our financial condition and strategic direction;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential generation of future revenues and/or earnings and our ability to manage and control costs;
•	changes in our ability to adequately staff our service offerings;
•	opportunities for us from new and emerging technologies in our industries;
•	changes in our ability to obtain additional financing and the potential for restrictive covenants within our credit agreements;
•	our growth strategy and our ability to consummate acquisitions and integrate them into our existing operations;
•	trends in the satellite television, broadband cable and telecommunications industries;
•	key drivers of change in our business, as identified in this quarterly report;
•	our competitive position and the competitive landscape;
•	shortages in fuel supply or increases in fuel prices that could increase operating expense; and
•	other statements that contain words like “may”, “will”, “expects”, “believes”, “estimates”, “anticipates”, “planned”, “scheduled”, “continue” and similar expressions that are also used to identify forward-looking statements.

It is important to note that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as risks:

•	related to a concentration in revenues from a small number of customers and competition;
•	associated with the consolidation of our customers;
•	associated with competition in the satellite television, broadband cable and telecommunications industries;
•	related to the current transition within our executive leadership team;
•	that we will not be able to generate positive cash flow; and
•	that we may not be able to obtain additional financing.

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

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Financial Condition and Results of Operations

Overview

The following sections present consolidated selected financial information. The balance sheet data as of June 30, 2012 and December 31, 2011 and the results of operations data for the three and six months ended June 30, 2012 and July 2, 2011 have been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

Effective April 3, 2011, we completed the acquisition of Pinnacle pursuant to an Asset Purchase Agreement, dated as of March 30, 2011, as amended on March 28, 2012 (the “Asset Purchase Agreement”). The operating results of Pinnacle are included in our consolidated results as a component of the Engineering and Construction segment beginning April 3, 2011.

Non-GAAP Financial Measurements

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

Net income or loss after certain non-cash adjustments is a key indicator used by our management to evaluate operating performance of our company. While net income or loss after certain non-cash adjustments is not intended to replace any presentation included in our consolidated financial statements under GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry. Specifically, (i) non-cash compensation expense may vary due to factors influencing the estimated fair value of performance based rewards, estimated forfeiture rates and amounts granted, (ii) non-cash interest expense varies depending on the timing of amendments to our debt and changes to our debt structure and (iii) amortization of intangible assets is impacted by the Company’s acquisition strategy and timing of acquisitions.

Financial Condition

The following table presents a summary of our condensed consolidated balance sheet information.

(Amounts in thousands)	June 30, 2012 (unaudited)	December 31, 2011
Current assets	$121,430	$105,980
Total assets	360,538	348,880
Current liabilities	87,058	104,975
Long-term debt and capital lease obligations, net of current portion	155,708	127,500
Stockholders’ equity	108,820	109,230

Results of Operations – Three Months Ended June 30, 2012 Compared to Three Months Ended July 2, 2011

The following table presents a summary of our results of operations.

	Three Months Ended
	June 30, 2012	July 2, 2011
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$115,533	$105,959
Cost of revenues	94,306	84,357
Gross profit	21,227	21,602
Selling, general and administrative expenses	10,271	13,078
Change in fair value of contingent consideration	(400)	—
Restructuring charges	797	—
Depreciation and amortization	7,333	7,117
Operating income	3,226	1,407
Interest expense	3,662	3,486
Loss on extinguishment of debt	—	3,466
Other income, net	(909)	(112)
Income (loss) from continuing operations before income taxes	473	(5,433)
Income tax expense	909	889
Loss from continuing operations	(436)	(6,322)
Loss from discontinued operations	(131)	(43)
Net loss	$(567)	$(6,365)
Net loss per share – basic and diluted:
Continuing operations	$(0.02)	$(0.40)
Discontinued operations	$(0.01)	$—

Weighted average shares of common stock outstanding – basic and diluted	18,629	16,019

Adjusted EBITDA	$11,995	$10,017

Revenues

The following table presents information regarding our revenues by segment for the three months ended June 30, 2012 and July 2, 2011.

	Three Months Ended (unaudited)
	June 30, 2012		July 2, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$72,011	62.3%	$68,845	65.0%	$3,166
Engineering and Construction	43,522	37.7%	37,114	35.0%	6,408
Total	$115,533	100.0%	$105,959	100.0%	$9,574

We had revenue of $115.5 million for the three months ended June 30, 2012, compared to $106.0 million for the three months ended July 2, 2011. This represents an increase of approximately $9.6 million, or 9.0%.

Revenue for the Fulfillment segment increased by $3.2 million, or 4.6%, from $68.8 million for the three months ended July 2, 2011 to $72.0 million for the three months ended June 30, 2012. The increase in revenues from our Fulfillment segment was primarily attributable to growth in our cable business from market share gains and the acquisitions completed earlier in 2012.

Revenue for the Engineering and Construction segment was $43.5 million for the three months ended June 30, 2012 and $37.1 million for the three months ended July 2, 2011. This 17.3% increase in revenues in our Engineering and Construction segment was primarily attributable to growth in our wireless business.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended June 30, 2012 and July 2, 2011.

	Three Months Ended (unaudited)
	June 30, 2012		July 2, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$14,349	19.9%	$16,332	23.7%	$(1,983)
Engineering and Construction	6,878	15.8%	5,270	14.2%	1,608
Total	$21,227	18.4%	$21,602	20.4%	$(375)

Our gross profit for the three months ended June 30, 2012 was $21.2 million compared to $21.6 million for the three months ended July 2, 2011, representing a decrease of $0.4 million or 1.7%. Our gross profit as a percentage of revenue was approximately 18.4% for the three months ended June 30, 2012, as compared to 20.4% for the three months ended July 2, 2011.

For the Fulfillment segment, gross margin decreased from 23.7% for the three months ended July 2, 2011 to 19.9% for the three months ended June 30, 2012. The decrease in gross margin was attributable to mix of revenue changes between our broadband cable operations and our satellite operations.

For the Engineering and Construction segment, gross margin increased from 14.2% for the three months ended July 2, 2011 to 15.8% for the three months ended June 30, 2012. The increase is primarily the result of volume leverage in our wireline business and the increased margins in the wireless business.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) for the three months ended June 30, 2012 was $10.3 million as compared to $13.1 million for the three months ended July 2, 2011, representing an overall decrease of $2.8 million. The primary driver of the decrease in SG&A was a decrease in salary and personnel costs of $1.4 million driven by lower corporate personnel cost, including the vacancy of our Chief Executive Officer position which was filled in July 2012.

Adjusted EBITDA and Net Loss after Certain Non-cash Adjustments

The following table presents the reconciliation of net loss to net income after certain non-cash adjustments and Adjusted EBITDA:

	Three Months Ended (unaudited)
(Amounts in thousands)	June 30, 2012	July 2, 2011

Net loss	$(567)	$(6,365)
Non-cash stock-based compensation	982	1,078
Loss on extinguishment of debt	—	3,466
Non-cash interest expense	337	376
Non-cash amortization	2,607	3,321
Net income after certain non-cash adjustments	$3,359	$1,876

Loss from discontinued operations	131	43
Income tax expense	909	889
Restructuring charges	797	—
Change in fair value	(400)	—
Cash interest expense	3,325	3,110
Other income	(909)	(112)
Depreciation	4,726	3,796
Transaction costs	57	415
Adjusted EBITDA	$11,995	$10,017

Adjusted EBITDA increased by 19.7% to $12.0 million for the three months ended June 30, 2012 from $10.0 million for the three months ended July 2, 2011. The year-over-year increase in Adjusted EBITDA was primarily related to higher revenue and lower SG&A, partially offset by mix of work and infrastructure investments for wireless growth.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $4.7 million for the three months ended June 30, 2012 compared to $3.8 million for the three months ended July 2, 2011. The increase in depreciation was primarily attributable to the addition of vehicles in the fourth quarter of 2011 related to our cable business growth.

Amortization of intangible assets totaled approximately $2.6 million for the three months ended June 30, 2012 compared to $3.3 million for the three months ended July 2, 2011. A portion of our customer related intangible assets arising from acquisitions completed in prior years reached the end of their estimated useful lives resulting in a decrease in amortization expense.

Interest Expense

We recognized $3.7 million and $3.5 million of interest expense during the three months ended June 30, 2012 and July 2, 2011, respectively. Interest expense increased due to the incremental draw on our Term Loan in May 2012 and additional borrowings on our Revolving Loan, partially offset by favorable variable interest rates on our debt.

Income Taxes

For the three months ended June 30, 2012, we recognized income tax expense of $0.9 million, which consisted primarily of a current tax benefit of $0.1 million related to our Canadian operations and a deferred tax expense of $1.0 million related to tax deductible goodwill. During the three months ended July 2, 2011, we recognized income tax expense of $0.9 million and consisted primarily of a current tax benefit of $0.1 million related to our Canadian operations and a deferred tax expense of $1.0 million related to tax deductible goodwill and state income taxes.

Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the criteria for recognition and accordingly has recorded a valuation allowance for substantially its entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized. In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference is not expected to reverse within the periods that the Company’s deferred tax assets will be recognized.

Net Loss

We had net loss of $0.6 million for the three months ended June 30, 2012, compared to net loss of $6.4 million for the three months ended July 2, 2011. The net loss for the three months ended June 30, 2012 includes a loss from discontinued operations of $0.1 million. The decrease in net loss is primarily due to the loss on extinguishment of debt of $3.5 million in the 2011 period and the reductions in our SG&A described previously.

Results of Operations – Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011

The following table presents a summary of our results of operations.

	Six Months Ended
	June 30, 2012	July 2, 2011
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$223,760	$197,042
Cost of revenues	184,569	160,906
Gross profit	39,191	36,136
Selling, general and administrative expenses	23,330	23,949
Change in fair value of contingent consideration	(724)	—
Restructuring charges	5,085	—
Depreciation and amortization	14,290	13,447
Operating loss	(2,790)	(1,260)
Interest expense	6,684	7,959
Loss on extinguishment of debt	—	3,466
Other (income) expense, net	(1,138)	(141)
Loss from continuing operations before income taxes	(8,336)	(12,544)
Income tax expense	1,584	1,401
Loss from continuing operations	(9,920)	(13,945)
Loss from discontinued operations	(477)	(294)
Net loss	$(10,397)	$(14,239)
Net loss per share – basic and diluted:
Continuing operations	$(0.56)	$(0.89)
Discontinued operations	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding – basic and diluted	17,587	15,584

Adjusted EBITDA	$19,032	$16,192

Revenues

The following table presents information regarding our revenues by segment for the six months ended June 30, 2012 and July 2, 2011.

	Six Months Ended (unaudited)
	June 30, 2012		July 2, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$141,951	63.4%	$132,784	67.4%	$9,167
Engineering and Construction	81,809	36.6%	64,258	32.6%	17,551
Total	$223,760	100.0%	$197,042	100.0%	$26,718

We had revenue of $223.8 million for the six months ended June 30, 2012, compared to $197.0 million for the six months ended July 2, 2011. This represents an increase of $26.7 million or 13.6%.

Revenue for the Fulfillment segment increased by $9.2 million or 6.9%, from $132.8 million for the six months ended July 2, 2011 to $142.0 million for the six months ended June 30, 2012. The increase in revenues from our Fulfillment segment was primarily attributable to growth in our cable business from market share gains and the acquisitions completed earlier in 2012.

Revenue for the Engineering and Construction segment was $81.8 million for the six months ended June 30, 2012 and $64.3 million for the six months ended July 2, 2011. The growth in revenue is primarily attributable to growth in our wireless business.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the six months ended June 30, 2012 and July 2, 2011.

	Six Months Ended (unaudited)
	June 30, 2012		July 2, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$27,123	19.1%	$29,068	21.9%	$(1,945)
Engineering and Construction	12,068	14.8%	7,068	11.0%	5,000
Total	$39,191	17.5%	$36,136	18.3%	$3,055

Our gross profit for the six months ended June 30, 2012 was $39.2 million compared to $36.1 million for the six months ended July 2, 2011, representing an increase of $3.1 million or 8.5%. Our gross profit as a percentage of revenue was approximately 17.5% for the six months ended June 30, 2012, as compared to 18.3% for the six months ended July 2, 2011.

For the Fulfillment segment, gross margin decreased from 21.9% for the six months July 2, 2011 to 19.1% for the six months ended June 30, 2012. The decrease in gross margin was attributable to mix of revenue changes between our broadband cable operations and our satellite operations.

For the Engineering and Construction segment, gross margin increased from 11.0% for the six months ended July 2, 2011 to 14.8% for the six months ended June 30, 2012. The increase is primarily the result of volume leverage in our wireline business and the increased margins in the wireless business which includes the impact of Pinnacle.

Selling, General and Administrative Expenses

SG&A for the six months ended June 30, 2012 was $23.3 million as compared to $23.9 million for the six months ended July 2, 2011, representing an overall decrease of $0.6 million. Excluding the impact of the Pinnacle acquisition, SG&A decreased by $1.8 million. Salary and personnel costs decreased $1.1 million driven by lower corporate personnel cost, including the vacancy of our Chief Executive Officer position which was filled in July 2012. Stock-based compensation expense decreased $0.5 million due to the impact of the tender offer in January 2011, partially offset by the accelerated vesting of RSUs in 2012.

Adjusted EBITDA and Net (Loss) Income after Certain Non-cash Adjustments

The following table presents the reconciliation of net loss to net (loss) income after certain non-cash adjustments and Adjusted EBITDA:

	Six Months Ended (unaudited)
(Amounts in thousands)	June 30, 2012	July 2, 2011

Net loss	$(10,397)	$(14,239)
Non-cash stock-based compensation	3,047	3,589
Loss on extinguishment of debt	—	3,466
Non-cash interest expense	663	1,285
Non-cash amortization	5,116	6,130
Net (loss) income after certain non-cash adjustments	$(1,571)	$231

Loss from discontinued operations	477	294
Income tax expense	1,584	1,401
Restructuring charges	5,085	—
Change in fair value	(724)	—
Cash interest expense	6,021	6,674
Other income	(1,138)	(141)
Depreciation	9,174	7,317
Transaction costs	124	416
Adjusted EBITDA	$19,032	$16,192

Adjusted EBITDA increased by 17.5% to $19.0 million for the six months ended June 30, 2012 from $16.2 million for the six months ended July 2, 2011. The year-over-year increase in Adjusted EBITDA was primarily related to higher revenue and lower SG&A, partially offset by mix of work and infrastructure investments for wireless growth.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $9.2 million for the six months ended June 30, 2012 compared to $7.3 million for the six months ended July 2, 2011. Of this increase, $0.2 million was attributable to Pinnacle. The remaining increase in depreciation was primarily attributable to the addition of vehicles in the fourth quarter of 2011 related to our cable business growth.

Amortization of intangible assets totaled approximately $5.1 million for the six months ended June 30, 2012 compared to $6.1 million for the six months ended July 2, 2011. A portion of our customer related intangible assets arising from acquisitions completed in prior years reached the end of their estimated useful lives resulting in a decrease in amortization expense, which was partially offset by amortization of intangible assets resulting from the Pinnacle acquisition.

Interest Expense

We recognized $6.7 million and $8.0 million of interest expense during the six months ended June 30, 2012 and July 2, 2011, respectively. The decrease of approximately $1.3 million was primarily attributable to lower overall effective interest expense resulting from the debt refinancing on April 15, 2011.

Income Taxes

For the six months ended June 30, 2012, we recognized income tax expense of $1.6 million, which consisted primarily of a current tax benefit of $0.4 million related to our Canadian operations and a deferred tax expense of $2.0 million related to tax deductible goodwill. For the six months ended July 2, 2011, we recognized income tax expense of $1.4 million, which consisted primarily of a current tax benefit of $0.2 million related to our Canadian operations and a deferred tax expense of $1.6 million related to tax deductible goodwill and state income taxes.

Because we have not yet achieved profitable operations outside of Canada, management believes the potential tax benefits from other deferred tax assets do not satisfy the criteria for recognition and accordingly has recorded a valuation allowance for substantially its entire gross deferred tax asset. Additionally, for tax purposes, certain goodwill is being amortized. In periods when the book basis of tax deductible goodwill exceeds its respective tax basis, a net deferred tax liability is recorded in the consolidated financial statements, since the basis difference is not expected to reverse within the periods that the Company’s deferred tax assets will be recognized.

Net Loss

We had net loss of $10.4 million for the six months ended June 30, 2012, compared to net loss of $14.2 million for the six months ended July 2, 2011. The net loss for the six months ended June 30, 2012 includes a loss from discontinued operations of $0.5 million compared to $0.3 million for the six months ended July 2, 2011. The decrease in net loss is primarily due to the loss on extinguishment of debt of $3.5 million in the 2011 period and the reductions in our SG&A described previously.

Liquidity and Capital Resources

At June 30, 2012, we had consolidated current assets of approximately $121.4 million. We had a total cash balance and current availability under the Revolving Loan Agreement of $9.2 million based on the June 30, 2012 borrowing base levels. We have an additional availability under the Revolving Loan Agreement of $16.4 million for incremental eligible accounts receivable above the June 30, 2012 amount. Our cash management process applies daily cash received from customers directly to the outstanding balance under the revolving credit facility.

Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit, capital expenditures, and funding our growth through strategic mergers and acquisitions. During the three months ended June 30, 2012, we funded the cash portion of an earn-out payment for the Pinnacle acquisition and scheduled payments for the Cableview acquisition. These payments were funded by an incremental draw under the Term Loan Agreement, as discussed in additional detail below, with the remainder funded by operations. Aside from this, the principal uses of cash during the three and six months ended June 30, 2012 were for working capital purposes.

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

On May 3, 2012, we entered into an incremental term draw of $20.0 million under the accordion feature of the Term Loan Agreement. The Incremental Term Loan was subject to a four percent (4.00%) debt discount, which will be amortized over the remaining life of the loan. The interest rate, maturity date and terms of the Term Loan Agreement did not change. The funds were used for the scheduled payments of $1.9 million for the Cableview acquisition and for the $4.3 million of incremental cash required by the March 28, 2012 amendment to the Asset Purchase Agreement. The remaining funds after payment of fees were used to reduce the outstanding balance under the Revolving Loan Agreement, creating approximately $12.6 million of incremental liquidity for working capital and other cash obligations.

We believe that our cash, cash equivalents and availability under our credit facilities will be sufficient to meet our anticipated cash requirements within our existing businesses for at least the next 12 months. If we make additional acquisitions or our growth in revenues exceeds our current projections, we may need to seek additional sources of liquidity. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned development and operations, which could harm our business.

Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under non-cancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. As of June 30, 2012 and December 31, 2011, the total cost of the assets under capital leases was approximately $38.2 million and $38.8 million, respectively, the related accumulated depreciation was approximately $16.6 million and $13.7 million, respectively, and the total capital lease liability related to these assets was $23.5 million and $25.9 million, respectively.

Summary of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and July 2, 2011:

	Six Months Ended (unaudited)
(Amounts in thousands)	June 30, 2012	July 2, 2011
Net cash (used in) provided by operating activities	$(3,147)	$3,315
Net cash used in investing activities	(4,368)	(15,012)
Net cash provided by financing activities	7,320	1,483

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $3.2 million, and net cash provided by operations for the six months ended July 2, 2011 was approximately $3.3 million. During the six months ended June 30, 2012, cash flows resulting from operating activities were impacted primarily by increased accounts receivable and unbilled revenue associated with the higher revenues in our wireless business as well as payment of contingent consideration of $2.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and July 2, 2011 was approximately $4.4 million and $15.0 million, respectively. The change in net cash used in investing activities was driven by business acquisitions. Cash paid for acquisitions during the six months ended June 30, 2012 and July 2, 2011 was approximately $2.9 million and $12.6 million, respectively, which reflects two cable acquisitions during the first quarter of 2012 and the acquisition of Pinnacle during the second quarter of 2011. The remainder of the change in net cash used in investing activities was the result of net acquisitions of and proceeds from the disposal of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 and July 2, 2011 was approximately $7.3 million and $1.5 million, respectively. During the six months ended June 30, 2012, we had net proceeds of $31.4 million from the net increase in our Term Loan and net borrowings under our Revolving Loan Agreement, offset by payment of contingent consideration of $17.1 million, capital lease repayments of $6.3 million and $0.5 million of financing fees. During the six months ended July 2, 2011, we had net proceeds of $119.6 million from the refinancing of our long-term debt, offset by $109.2 million to repay the pre-existing debt, $3.8 million of financing fees and capital lease repayments of $4.6 million.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations related to our insurance arrangements and bonding requirements. Total letters of credit issued as of June 30, 2012 and December 31, 2011 were $21.3 million and $18.2 million, respectively, which were issued under the Revolving Loan Agreement. We expect that the total letters of credit issued will peak during 2012 as we build a longer loss and claim history under our existing insurance plans.

In the ordinary course of business, we are required by certain customers and state license agencies to provide performance, payment and permit bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and other vendors. As of June 30, 2012 and December 31, 2011, the Company had $59.7 million and $58.9 million, respectively, in bonds outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith.

Note:

Pursuant to Rule 405(a)(ii)(2) of Regulation S-T, the Company will, within 30 days after the date this Form 10-Q is filed, file an amendment to this Form 10-Q to include detailed tagging of footnotes and schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEK GLOBAL SERVICES, INC.

Date: August 8, 2012	By:	/s/ Rocco Romanella
Rocco Romanella
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 8, 2012	By:	/s/ Kevin McClelland
Kevin McClelland
Corporate Controller
(Principal Accounting Officer)

