Form 10-Q
period 2012-09-29
UniTek Global Services, Inc.
filed 2012-11-08
CIK 826773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

On November 2, 2012, 18,712,747 shares of the registrant’s common stock, $0.00002 par value per share, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

		PAGE NO.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 29, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Income or Loss (Unaudited) for the three and nine months ended September 29, 2012 and October 1, 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 29, 2012 and October 1, 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURES		50

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$445	$95
Restricted cash	25	68
Accounts receivable and unbilled revenue, net of allowances	116,464	91,533
Inventories	17,307	10,985
Prepaid expenses and other current assets	2,610	3,299
Assets held for sale	18,746	—
Total current assets	155,597	105,980
Property and equipment, net	29,419	39,022
Amortizable customer relationships, net	40,802	29,783
Other amortizable intangible assets, net	4,280	4,635
Goodwill	136,525	163,797
Deferred tax assets, net	1,078	568
Other assets	5,418	5,095
Total assets	$373,119	$348,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,536	$33,367
Accrued liabilities	42,007	32,597
Contingent consideration	1,947	26,958
Current portion of long-term debt	1,350	1,000
Current income taxes	165	904
Current portion of capital lease obligations	9,083	9,631
Other current liabilities	508	518
Liabilities held for sale	9,151	—
Total current liabilities	114,747	104,975

Long-term debt, net of current portion	163,604	111,217
Long-term capital lease obligations, net of current portion	8,875	16,283
Deferred income taxes	801	5,511
Other long-term liabilities	1,330	1,664
Total liabilities	289,357	239,650

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20 million shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200 million shares authorized, 18,712,747 and 16,305,369 issued and outstanding at September 29, 2012 and December 31, 2011, respectively)	—	—
Additional paid-in capital	260,694	249,745
Accumulated other comprehensive income	53	18
Accumulated deficit	(176,985)	(140,533)
Total stockholders’ equity	83,762	109,230
Total liabilities and stockholders’ equity	$373,119	$348,880

See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Revenues	$132,124	$101,863	$326,762	$261,991
Cost of revenues	104,517	78,632	260,937	206,214
Gross profit	27,607	23,231	65,825	55,777
Selling, general and administrative expenses	10,590	11,649	32,597	34,322
Change in fair value of contingent consideration	—	—	(724)	—
Restructuring charges	1,594	—	6,400	—
Depreciation and amortization	6,710	5,624	19,799	18,112
Operating income	8,713	5,958	7,753	3,343

Interest expense	3,883	3,313	10,496	11,259
Loss on extinguishment of debt	—	—	—	3,466
Other income, net	(77)	(57)	(1,147)	(163)
Income (loss) from continuing operations before income taxes	4,907	2,702	(1,596)	(11,219)
Income tax expense	293	354	315	150
Income (loss) from continuing operations	4,614	2,348	(1,911)	(11,369)
(Loss) income from discontinued operations, net of income taxes	(30,669)	73	(34,541)	(448)
Net (loss) income	$(26,055)	$2,421	$(36,452)	$(11,817)

Net (loss) income per share – basic and diluted:
Continuing operations	$0.25	$0.14	$(0.11)	$(0.72)
Discontinued operations	(1.64)	0.01	(1.92)	(0.03)
Net (loss) income	$(1.39)	$0.15	$(2.03)	$(0.75)

Weighted average shares of common stock outstanding – basic and diluted	18,732	16,350	17,969	15,839

Comprehensive (loss) income	$(26,061)	$2,100	$(36,417)	$(12,072)

See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cash flows from operating activities:
Net loss	$(36,452)	$(11,817)
Adjustments to reconcile net loss to net cash used in operating activities – continuing operations:
Loss (income) from discontinued operations, net of income taxes	34,541	448
Provision for doubtful accounts	1,435	384
Depreciation and amortization	19,799	18,112
Amortization of deferred financing fees	649	878
Change in fair value of derivatives	108	191
Accretion of debt discount	385	556
Change in fair value of contingent consideration	(724)	—
Loss on extinguishment of debt	—	3,466
Stock-based compensation	4,050	4,376
Gain on sale of fixed assets	(1,164)	(220)
Deferred taxes	281	(136)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(45,919)	(8,770)
Inventories	(4,774)	(1,163)
Prepaid expenses and other assets	(372)	72
Accounts payable and accrued liabilities	23,927	(7,438)
Payment of contingent consideration	(2,427)	—
Net cash used in operating activities – continuing operations	(6,657)	(1,061)
Net cash provided by operating activities – discontinued operations	1,464	1,367
Net cash (used in) provided by operating activities	(5,193)	306

Cash flows from investing activities:
Acquisition of property and equipment	(3,734)	(2,939)
Proceeds from sale of property and equipment	1,701	318
Cash paid for acquisition of businesses, net of cash acquired	(16,858)	(12,581)
Net cash used in investing activities – continuing operations	(18,891)	(15,202)
Net cash used in investing activities – discontinued operations	(652)	(1,258)
Net cash used in investing activities	(19,543)	(16,460)

Cash flows from financing activities:
Proceeds from revolving credit facilities, net	19,490	22,683
Proceeds from long-term debt, net of debt discount	33,750	97,000
Repayment of long-term debt	(888)	(109,400)
Repayment of capital leases	(7,702)	(6,394)
Payment of contingent consideration	(17,114)	—
Financing fees	(1,016)	(3,929)
Other financing activities	(194)	(824)
Net cash provided by (used in) financing activities – continuing operations	26,326	(864)
Net cash used in financing activities – discontinued operations	(1,226)	(468)
Net cash provided by (used in) financing activities	25,100	(1,332)

Effect of exchange rate on cash and cash equivalents	(14)	(161)
Net increase (decrease) in cash and cash equivalents	350	(17,647)
Cash and cash equivalents at beginning of period	95	17,716
Cash and cash equivalents at end of period	$445	$69

Supplemental cash flow information:
Interest paid	$8,993	$10,591
Income taxes paid, net	784	244

Significant non-cash items:
Fair value of equity paid for acquisition	$7,093	$8,453
Acquisition of property and equipment financed by capital leases	3,788	8,851

See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.             Business

UniTek Global Services, Inc. (“UniTek” or the “Company”) is a premier provider of high-quality, specialized infrastructure services including engineering, construction management and installation fulfillment services to the wireless telecommunications, public safety, broadband cable and satellite industries. UniTek has created a scalable platform through which it can rapidly deploy a highly skilled workforce across the United States and Canada, delivering a comprehensive end-to-end suite of permanently outsourced infrastructure services. The Company operates in two reportable segments: (1) Fulfillment, which performs installation and other services for the satellite and broadband cable pay television industry; and (2) Engineering and Construction, which performs engineering and construction services on wireless telecommunications networks.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 29, 2012 and for the three and nine months ended September 29, 2012 and October 1, 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly the results of its operations and cash flows at the dates and for the periods indicated. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

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

Accounts Receivable and Unbilled Revenue, Net of Allowances

Accounts receivable are customer obligations for services rendered to such customers under normal trade terms. The Company’s customers are video content providers, communications carriers and other corporate entities located primarily in the United States and Canada. The Company performs periodic credit evaluations of its customers’ financial condition. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue represents revenue on uncompleted infrastructure equipment construction and installation contracts that are not yet billed or billable and revenue recognized on completed projects that are not yet billed pursuant to contract terms. Deferred revenues principally represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered. Any costs in excess of billings are deferred and recorded as a component of accrued liabilities.

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

Other Assets

Costs associated with obtaining long-term debt are deferred and amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the term of the related debt. At September 29, 2012 and December 31, 2011, $3.8 million and $3.4 million (net), respectively, is included in other assets related to deferred financing fees.

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

Within the Engineering and Construction segment, revenue from site acquisition and zoning service contracts performed on a standalone basis is based upon output measures using contract milestones as the basis. Revenue from infrastructure construction, equipment installation and project management contracts is recorded under the percentage-of-completion method based on the percentage of costs incurred to-date compared to estimated total costs at completion. Costs used to determine percentage-of-completion include direct costs such as materials, labor and subcontractor costs and indirect costs specifically allocable or identifiable to each contract such as indirect labor, supplies, tools and repairs. Losses relating to Engineering and Construction work are recognized when such losses become known.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Net Income or Loss per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods adjusted for the dilutive effect, if any, of the exercise or conversion of instruments into common stock, such as non-vested restricted stock units (“RSUs”), non-vested restricted shares, stock options or warrants.

During the three and nine months ended September 29, 2012 and October 1, 2011, there were no differences in the amount of basic and diluted net income or loss per share.

During the three and nine months ended September 29, 2012 and the three and nine months ended October 1, 2011, 0.8 million, 0.8 million, 0.7 million and 0.7 million shares, respectively, were excluded from the computation of diluted net income or loss per share because their effects were anti-dilutive to the computation.

Insurance Reserves

The Company maintains a high-deductible casualty insurance program, subject to per claim deductibles of $0.35 million for its workers’ compensation policy with a $0.15 million corridor policy effective July 1, 2011, $0.25 million for its general liability policy and $0.35 million for its automobile liability policy. The Company also has excess umbrella coverage up to $50.0 million per claim and in the aggregate subject to policy terms and conditions. Because most claims do not exceed the deductibles under its insurance policies, the Company is effectively self-insured for substantially all claims. The Company also has a self-insured plan for medical and dental claims. The Company determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the undiscounted value of those liabilities in the balance sheet within accrued liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. As of September 29, 2012 and December 31, 2011, the liability for insurance reserves was $15.8 million and $13.7 million, respectively. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting periods. The Company’s insurance accruals are based upon known facts, historical trends and reasonable estimates of future expenses.

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

The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company had accrued $0.9 million in federal and state taxes, interest and penalties, substantially all of which had been settled as of September 29, 2012. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2011 are still subject to examination by tax jurisdictions. The Company provides an intra-period tax allocation of the income tax expense or benefit for the year to continuing operations and discontinued operations.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on estimated grant-date fair values.

The condensed consolidated financial statements include stock-based compensation expense of $1.0 million and $0.8 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $4.0 million and $4.4 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, within selling, general, and administrative expenses in the consolidated statements of comprehensive income or loss.

Stock-based compensation expense is based on the fair value of awards ultimately expected to vest. The Company estimates forfeitures at the time of grant in order to estimate the amount of awards that will ultimately vest. Limited historical forfeiture data is available. As such, management has based the estimated forfeiture rate on expected employee turnover and reevaluates its estimates each period. The Company estimates the fair value of RSUs and non-vested restricted shares on the date of grant based on quoted market prices for the Company’s common stock and the fair value of stock options on the date of grant primarily using the Black-Scholes option-pricing model. Compensation expense for all stock-based awards is recognized on a straight-line basis over the requisite service periods. The Company records the cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) as financing cash flows.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) may be used to determine fair value, which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable and unbilled revenue. The Company does not enter into financial instruments for trading or speculative purposes.

Comprehensive Income or Loss

Comprehensive income or loss is a measure of net income or loss and all other changes in equity that result from transactions other than those with stockholders. The following table presents the components of comprehensive income or loss:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net (loss) income	$(26,055)	$2,421	$(36,452)	$(11,817)
Foreign currency translation (loss) gain	(6)	(321)	35	(255)
Comprehensive (loss) income	$(26,061)	$2,100	$(36,417)	$(12,072)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Recent Accounting Pronouncements

Fair Value

In May 2011, the Financial Accounting Standards Board (“FASB”) updated its accounting guidance for fair value measurement to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements, clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The updated guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance beginning with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

The updated guidance, other than the items subject to the December 2011 deferral, was effective retrospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance beginning with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Goodwill Impairment

In September 2011, the FASB updated its accounting guidance for testing of goodwill for impairment. The updated guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The updated accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt this guidance beginning with its annual assessment of goodwill impairment as of September 30, 2012. The Company is evaluating the impact that this standard will have on that assessment.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

4.             Business Combinations

Acquisition of Skylink

On September 14, 2012, the Company entered into an asset purchase agreement to purchase substantially all of the assets of Skylink LTD (“Skylink”) relating to its business of conducting video, internet and multi-dwelling unit fulfillment and installation for satellite television companies in various markets in Indiana, Ohio and West Virginia.

In accordance with the asset purchase agreement, the Company agreed to pay the former owners of Skylink an aggregate purchase price of up to $24.2 million, subject to certain conditions and adjustments as set forth in the agreement, consisting of (i) a cash payment at closing of $14.0 million, (ii) a scheduled payment of an estimated working capital adjustment of $0.7 million, based on the actual net working capital at the closing date compared to an agreed target net working capital, (iii) a $4.0 million minimum portion of the second earn-out payment as described in further detail below, and (iv) contingent consideration of up to $5.5 million.

The contingent consideration is in the form of earn-out payments. The initial earn-out payment, payable in December 2012, is based upon the achievement of certain metrics related the timely transition of operations to the Company. The second earn-out payment, payable no later than May 31, 2013, is based upon the achievement of revenues as defined in the asset purchase agreement. The criteria for the initial earn-out payment were met by September 29, 2012, and the amount payable will be $3.5 million. The second earn-out payment will be up to $6.0 million payable with a minimum payment at that date of $4.0 million.

The right to the earn-out payments is evidenced by and subject to an earn-out confirmation agreement, also dated September 14, 2012, which provides that if the earn-out payments are not paid when due, the earn-out payments may, subject to the terms, conditions and limitations of the earn-out confirmation agreement, be converted into shares of UniTek common stock, which will be valued at the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the twenty (20) days prior to the applicable conversion date.

The purchase accounting for Skylink is based on estimates of the fair value of consideration paid and the net assets acquired as of the date of acquisition. The calculation of purchase price is preliminary and subject to potential adjustment upon finalization of the fair value measurements for contingent consideration as of the date of acquisition and the finalization of the expected working capital adjustment. The allocation of the purchase price is preliminary and subject to potential adjustment upon finalization of the fair value measurements used to perform the allocation.

The following table presents the calculation of the preliminary purchase price:

Cash	$14,000
Fair value of deferred consideration:
Expected working capital adjustment	696
Minimum portion of second earn-out payment	3,936
Fair value of contingent consideration	5,332
Total purchase price	$23,964

The following table presents the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Accounts receivable	$1,853
Inventories	1,548
Property and equipment	1,115
Amortizable intangible assets	17,790
Goodwill	3,446
Accounts payable and accrued expenses	(1,788)
Total fair value of net assets acquired	$23,964

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

During the three and nine months ended September 29, 2012, the acquisition of Skylink contributed revenues of approximately $1.3 million and operating income of approximately $0.3 million. Acquisition related costs for the three and nine months ended September 29, 2012 were $0.1 million, which were recorded as a component of selling, general and administrative expenses. The Company has recognized goodwill of $3.4 million, which is expected to be tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the acquisition of Skylink is included in the Fulfillment segment’s assets.

The following table presents amortizable intangible assets acquired as of the date of acquisition:

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships and backlog	$17,300	7.0 years
Non-compete agreements	490	3.0 years
Total	$17,790	6.9 years

Acquisition of Pinnacle

Effective April 3, 2011, UniTek completed the acquisition of Pinnacle Wireless, Inc. (“Pinnacle”) pursuant to an asset purchase agreement dated as of March 30, 2011, as amended on March 28, 2012. Pinnacle specializes in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate, which has expanded the Company’s presence in the two-way radio and wireless communications systems integration markets.

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

The contingent consideration was in the form of earn-out payments based upon the achievement of incremental EBITDA performance targets as defined in the asset purchase agreement. Such payments were originally payable at up to three separate dates, 60% in cash and 40% in equity, but the asset purchase agreement was subsequently amended on March 28, 2012 to limit the total number of shares issued (including those that had been issued in connection with the April 2011 closing of the acquisition) to 3,029,856, with the remainder of the earn-out payments payable in cash. The Company satisfied its obligations under the earn-out provision by making (i) an initial payment of $2.4 million in cash during the quarter ended December 31, 2011, and (ii) a second payment of $27.2 million during the quarter ended June 30, 2012, consisting of $19.5 million of cash and $7.7 million of equity. The number of shares of common stock issued in connection with the second earn-out payment was determined using the volume-weighted average of the closing prices of the common stock as quoted on the Nasdaq Global Market for the 20 days prior to March 31, 2012, which was $3.65 per share, resulting in the issuance of 2,105,000 shares of the Company’s common stock. The fair value of these shares was determined using the Company’s closing stock price on March 30, 2012 of $3.37 per share.

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

During the three and nine months ended October 1, 2011, the acquisition of Pinnacle contributed revenues of approximately $9.9 million and $16.2 million, respectively, and operating income of $0.3 million and $0.2 million, respectively. Acquisition related costs for the three and nine months ended October 1, 2011 were $0.2 million and $0.6 million, respectively, which were recorded as a component of selling, general and administrative expenses. The Company has recognized goodwill of $16.8 million, which is tax-deductible, arising from the acquisition representing the value of the existing workforce as well as expected synergies from the combination of operations. The goodwill associated with the acquisition of Pinnacle is included in the Engineering and Construction segment’s assets.

The following table presents amortizable intangible assets acquired as of the date of acquisition:

	Estimated	Weighted-average
	fair value	amortization period
Customer relationships	$23,530	10.5 years
Non-compete agreements	388	2.0 years
Technology and trade names	4,768	6.5 years
Total	$28,686	9.7 years

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

The purchase accounting for Cableview and Streamline is based on estimates of the fair value of consideration paid and the net assets acquired as of the date of acquisition. The calculation of purchase price is preliminary and subject to potential adjustment upon finalization of the fair value measurements for contingent consideration as of the date of acquisition. The allocation of the purchase price is preliminary and subject to potential adjustment upon finalization of the fair value measurements used to perform the allocation.

The following table presents the preliminary calculation of the purchase prices for these acquisitions:

	Cableview	Streamline
Cash	$2,400	$458
Fair value of contingent consideration	484	—
Total purchase price	$2,884	$458

The following table presents the allocation of the preliminary purchase prices to the fair value of assets acquired and liabilities assumed at the date of acquisition:

	Cableview	Streamline
Property and equipment	$501	$98
Goodwill	2,097	160
Customer contracts	360	200
Non-compete agreement	130	—
Capital lease obligations	(204)	—
Total fair value of net assets acquired	$2,884	$458

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Unaudited Pro Forma Financial Information

The following table presents pro forma revenues and income (loss) from continuing operations as if the acquisitions had occurred on January 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$138,049	$110,703	$346,064	$288,527
Income (loss) from continuing operations	5,244	3,345	(302)	(10,432)

The results of Cableview and Streamline were not included in the pro forma operating results presented above because they were not material on a pro forma basis to the Company’s consolidated revenues or income (loss) from continuing operations.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

5.             Accounts Receivable and Unbilled Revenue, Net of Allowances

The following table presents the components of accounts receivable and unbilled revenue, net of allowances:

	September 29,	December 31,
	2012	2011
Accounts receivable	$73,417	$60,864
Unbilled revenue	46,014	34,280
	119,431	95,144
Allowance for doubtful accounts	(2,967)	(3,611)
Total	$116,464	$91,533

6.             Concentration of Credit Risk

The following table presents revenue concentration information as a percentage of total consolidated revenues from continuing operations:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	Primary Segment
Revenues from top 10 customers	96%	93%	94%	92%
Revenues from significant customers:
DIRECTV	39%	56%	42%	57%	Fulfillment
AT&T	25%	2%	14%	1%	Engineering & Construction
Comcast	15%	17%	16%	17%	Fulfillment
Eaton Electric	3%	2%	7%	1%	Engineering & Construction

At September 29, 2012 and December 31, 2011, credit risk was concentrated with five customers that accounted for approximately $90.2 million, or 77%, and $47.6 million, or 52%, respectively, of accounts receivable and unbilled revenue.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

7.             Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of the Company’s goodwill by segment:

	Fulfillment	Engineering & Construction	Total
Balance at December 31, 2011	$105,308	$58,489	$163,797
Acquisitions	5,703	—	5,703
Impairment	—	(33,005)	(33,005)
Other adjustments	30	—	30
Balance at September 29, 2012	$111,041	$25,484	$136,525

Accumulated impairment losses at September 29, 2012 and December 31, 2011 were $65.4 million and $32.4 million, respectively, resulting from impairments of goodwill in the wireline reporting unit during the three months ended September 29, 2012 and during the year ended December 31, 2009.

The following table presents the components of amortizable intangible assets, net:

	September 29,	December 31,
	2012	2011
Amortizable intangible assets:
Customer relationships	$116,522	$98,662
Technology and trade names	4,768	4,768
Non-compete agreements	2,591	1,971
Total amortizable intangible assets	123,881	105,401

Accumulated amortization:
Customer relationships	75,720	68,879
Technology and trade names	1,255	628
Non-compete agreements	1,824	1,476
Total accumulated amortization	78,799	70,983
Amortizable intangible assets, net	$45,082	$34,418

Amortization expense for the three months ended September 29, 2012 and October 1, 2011 was $2.7 million and $2.4 million, respectively. Amortization expense for the nine months ended September 29, 2012 and October 1, 2011 was $7.8 million and $8.5 million, respectively.

The following table presents estimated amortization expense for the remainder of the current year, for each of the following four years and thereafter:

Three months ending December 31, 2012	$2,783
2013	7,048
2014	6,144
2015	5,957
2016	5,136
Thereafter	18,014
Total	$45,082

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

The Term Loan Agreement provides for a $100.0 million term loan (the “Term Loan”), and the Revolving Loan Agreement provides for a $75.0 million revolving credit facility (“Revolving Loan”). Both the Term Loan and the Revolving Loan may be used for general business purposes. The Term Loan is to be repaid in quarterly installments totaling 1.00% per annum of the term loan amount. Such payments began on June 30, 2011 and will end upon maturity of the debt in 2018. The original borrowing under the Term Loan Agreement was subject to a three percent (3.00%) debt discount totaling $3.0 million, which is being amortized over the life of the loan. The Term Loan bears interest at one, two, three or six month LIBOR (with a floor of 1.50%) plus a margin of 7.50% (9.00% at September 29, 2012). The Revolving Loan matures in 2016. UniTek may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the Revolving Loan can be a combination of LIBOR (with no floor) and/or a base rate plus a margin of between 2.25% and 2.75% (the weighted average interest rate of the Revolving Loan was 3.93% at September 29, 2012). Subject to certain terms and conditions, the Term Loan Agreement and the Revolving Loan Agreement include accordion features of $50.0 million and $25.0 million, respectively.

On May 3, 2012, the Company exercised its right to increase its borrowings by $20.0 million under the accordion feature of the Term Loan Agreement (the “First Incremental Term Draw”). The First Incremental Term Draw was subject to a four percent (4.00%) debt discount which is being amortized over the remaining life of the loan. The interest rate, maturity date and terms of the Term Loan Agreement did not change.

On September 13 and 14, 2012, the Company entered into a series of arrangements in order to obtain financing for the acquisition of Skylink. First, the Company entered into an amendment to the Revolving Loan Agreement which provided the consent of the lenders to complete the acquisition and increased the sublimit for letters of credit from $25.0 million to $35.0 million. Next, the Company exercised its right to further increase its borrowings by $15.0 million under the accordion feature of the Term Loan Agreement (the “Second Incremental Term Draw”). The Second Incremental Term Draw was subject to a three percent (3.00%) debt discount which is being amortized over the remaining life of the loan. Finally, the Company entered into an amendment to the Term Loan Agreement which clarified that the fee applicable to any optional future repayments or refinancing also applies to amounts borrowed under the accordion feature of the Term Loan Agreement. There were no other changes to the interest rate, maturity date and terms of the Term Loan Agreement and the Revolving Loan Agreement.

The Term Loan Agreement and the Revolving Loan Agreement contain customary representations and warranties of UniTek as well as provisions for repayment, guarantees, other security and customary events of default. Specifically, the Revolving Loan Agreement and the Term Loan Agreement provide the Revolving Lender and the Term Lenders, respectively, with security interests in the collateral of UniTek (and certain subsidiaries of UniTek). As of September 29, 2012, the Company had $22.9 million in letters of credit outstanding under the Revolving Loan Agreement.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table presents the components of long-term debt:

	September 29,	December 31,
	2012	2011

Revolving Loan	$35,153	$15,663
Term Loan, net of debt discounts of $3,561 and $2,696, respectively	129,801	96,554
Total long-term debt	164,954	112,217
Less current portion	1,350	1,000
Long-term debt, net of current portion	$163,604	$111,217

The following table presents future maturities of total long-term debt, exclusive of debt discounts:

Three months ending December 31, 2012	$338
2013	1,350
2014	1,350
2015	1,350
2016	36,503
Thereafter	127,624
Total	$168,515

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

9.             Fair Value Measurements

Assets and Liabilities for which Fair Value is only Disclosed

The carrying values of restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued liabilities and financial instruments included in other assets and other liabilities are reflected in the consolidated balance sheets at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities. The carrying values of capital lease obligations and long-term debt approximate fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities (Level 2 measurements).

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 29, 2012:

	Fair Value Measurements at September 29, 2012
	Fair Value at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$445	$445	$—	$—
Deferred compensation plan assets	767	767	—	—
Total	$1,212	$1,212	$—	$—
Liabilities
Contingent consideration	$1,947	$—	$—	$1,947
Interest rate swap	143	—	143	—
Total	$2,090	$—	$143	$1,947

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$95	$95	$—	$—
Deferred compensation plan assets	551	551	—	—
Total	$646	$646	$—	$—
Liabilities
Contingent consideration	$26,958	$—	$—	$26,958
Interest rate swap	133	—	133	—
Total	$27,091	$—	$133	$26,958

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The Company is required to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the debt outstanding under the Term Loan Agreement. As of September 29, 2012, the Company had entered into interest rate collar agreements having an aggregate notional principal amount of $60.0 million. These interest rate collar agreements mature on July 15, 2013. The Company intends to increase the aggregate notional principal amount of its interest rate collar agreements to $67.5 million during the quarter ended December 31, 2012 in order to maintain 50% coverage as required by the Term Loan Agreement. The fair value of the interest rate collar liability was $0.1 million at September 29, 2012 and December 31, 2011 and was recorded within accrued liabilities with changes in fair value recorded in earnings as a component of interest expense. The change in fair value is also reflected within the condensed consolidated statement of cash flows within the cash flows from operating activities. The valuation of the interest rate collar represents the estimate of the net present value of expected cash flows from each transaction between the Company and the financial institution using relevant mid-market data inputs and based on the assumption of no unusual market conditions or forced liquidations. Due to the Company’s limited use of derivative instruments, there were no significant concentrations of credit risk with respect to derivative transactions as of September 29, 2012.

Nonrecurring Fair Value Measurements

The Company was required to perform certain nonrecurring fair value measurements during the three months ended September 29, 2012. The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 29, 2012:

	Fair Value at September 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Adjustment
Assets
Property and equipment – wireline	$3,094	$—	$—	$3,094	$2,175
Goodwill – wireline	—	—	—	—	33,005
Total	$3,094	$—	$—	$3,094	$35,180

The Company determined that the net assets of the wireline business unit met the definition of a disposal group held for sale at September 29, 2012 (the “wireline group”). The Company estimated the future cash flows of the wireline property and equipment and determined that their carrying value exceeded both the sum of their undiscounted cash flows and their fair values, resulting in an impairment charge of $2.2 million. The estimated future cash flows used in the undiscounted cash flow test and the fair value measurement were estimated based on management’s view of growth rates for the wireline business, anticipated future economic conditions and estimates of residual values (Level 3 measurements).

The Company estimated the fair value of the wireline reporting unit and determined that the implied fair value of the goodwill was zero, resulting in an impairment charge of $33.0 million. The fair value of the goodwill was implied by calculating the fair value of the wireline reporting unit and subtracting from that the fair values of the assets attributable to the reporting unit other than goodwill. The fair value of the reporting unit was determined by considering both a market approach, including private bid information obtained by the Company (Level 2 measurements) and the future discounted cash flows attributable to each, which was determined using the Company’s internal operating forecasts, weighted-average cost of capital, and certain other assumptions (Level 3 measurements). The fair values of the other assets and liabilities attributable to the wireline reporting unit, other than property and equipment, were calculated using historical cost, which is materially representative of their fair values due to the relatively short-term nature of the assets and liabilities (Level 2 measurements) and used only for purposes of calculating the implied fair value of goodwill.

Subsequent to the goodwill impairment, the Company measured the fair values of the assets held for sale and the liabilities held for sale of the wireline group, less estimated selling costs, and determined that their carrying values did not exceed this amount.

The $35.2 million of charges for the impairments of property and equipment and goodwill in the wireline reporting unit were included as components of loss from discontinued operations on the statements of comprehensive income or loss for the three and nine months ended September 29, 2012 (see Note 15).

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Fair Value Measurements with Significant Unobservable Inputs

The fair value of contingent consideration for the acquisitions of Skylink, Cableview and Pinnacle was calculated using significant unobservable inputs. The fair value of contingent consideration related to the acquisition of Pinnacle was determined using a Monte Carlo simulation model applied to the Company’s estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates. The significant assumptions used in this calculation included forecasted revenues and earnings, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group and a risk-free interest rate equal to that of U.S. Treasury bonds with terms approximating the earn-out periods. The fair value of contingent consideration related to the acquisitions of Skylink and Cableview was calculated using the average of probability-weighted scenarios of expected revenues at each of the measurement dates. The significant assumptions used in these calculations included forecasted revenues and the estimated likelihood for each performance scenario.

The following table presents the changes in the fair value of the contingent consideration during the nine months ended September 29, 2012:

Contingent Consideration

Balance as of December 31, 2011	$26,958
Acquisitions	5,816
Settlements:
Cash payments	(19,541)
Reclassifications to accrued liabilities	(3,469)
Reclassifications to additional paid-in-capital	(7,093)
Changes in fair value	(724)
Balance as of September 29, 2012	$1,947

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

During the three and nine months ended September 29, 2012 and October 1, 2011, no warrants to purchase shares were exercised, and there were no new issuances of warrants.

12.          Stock Options and Restricted Stock Units

Plan Summary

As of September 29, 2012, the Company sponsored three stock option plans, the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”).

The Plans provide for the grant of RSUs, stock options and certain other stock-based instruments. The terms of these instruments are set by the Company’s Board of Directors. Stock options expire no later than ten years after the date the stock option is granted. As of September 29, 2012, a total of 1.6 million shares of the Company’s common stock had been authorized for issuance under the Plans, of which 0.3 million shares remain eligible for the grant of awards under the Plans.

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

Each tendered eligible option was cancelled in exchange for either a grant of RSUs or a replacement option, depending on whether the tendered eligible option was in Group 1, Group 2 or Group 3.  In exchange for each tendered eligible option in Group 1 and Group 3, the holder was granted a replacement option with an exercise price per share equal to the fair market value of the Company’s common stock on the first business day following the expiration of the tender offer, January 10, 2011. Except for the exercise price and the date of grant, all other material terms and provisions (including post-termination exercise periods) of the eligible options remained unchanged.  In exchange for the tender of all eligible options in Group 2, each holder received a grant of RSUs under the 2009 Plan. RSUs represent the right to receive a share of the Company’s common stock for each vested RSU.

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

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Long-Term Incentive Plan

At a meeting held on April 3, 2012, the Board of Directors approved a Long-Term Incentive Plan (“LTI Plan”) as part of a broader compensation plan for participating senior executives of the Company. Under the LTI Plan, each participant shall receive an annual target grant of RSUs, valued as a percentage of the participant’s base salary, that consist 50% of time-vested RSUs that vest in equal annual installments on the first four anniversaries of the date of grant, and 50% of performance-vested RSUs that vest at the end of a three-year period following the date of grant, based upon the achievement of annual performance conditions established by the Committee in advance of each year during the grant period. The number of performance-vested RSUs ultimately earned will vary based on achievement with respect to the established performance targets. In this regard, if achievement of the target goal is at less than 90%, no performance-based RSUs will be earned. If achievement is between 90% and 100% of target, then the number of RSUs earned will be prorated from 50% (at 90% achievement) to 100% (at 100% achievement) of the initial grant. If achievement is over 100% of target, then the number of RSUs earned will be increased commensurate with the percentage of achievement over target, with a maximum award of 150% of the initial grant. In connection with this plan, the Company issued 268,509 RSUs.

Other Disclosures

The following table presents the changes in stock options, RSUs and restricted shares under each of the Plans:

	Stock Options 2009 and 1999 Plans		RSUs 2009 Plan		Restricted Shares Non-Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2011	89,291	$10.28	487,726	$9.46	—	$—
Granted	—	—	453,206	3.76	192,307	2.60
Exercised / Vested	—	—	(401,562)	8.47	—	—
Cancelled / Forfeited	(19,325)	9.50	(18,873)	9.42	—	—
Outstanding at September 29, 2012	69,966	10.49	520,497	5.26	192,307	2.60

On July 2, 2012, 82,671 RSUs issued in connection with our tender offer vested. On July 16, 2012, Rocco Romanella joined the Company as Chief Executive Officer and was granted 192,307 restricted shares of the common stock of the Company, which are subject to service-based vesting in four equal annual installments on the dates that are 6, 12, 18 and 24 months following the grant date. In September 2012, the Company’s Chief Administrative Officer left the Company and entered into an agreement which entitled her to the immediate vesting of her 56,543 outstanding RSUs.

During the three months ended September 29, 2012 and October 1, 2011, the Company recorded stock-based compensation expense of $1.0 million and $0.8 million, respectively. During the nine months ended September 29, 2012 and October 1, 2011, the Company recorded stock-based compensation expense of $4.0 million and $4.4 million, respectively. The stock-based compensation expense for the three and nine months ended September 29, 2012 included $0.3 million for the acceleration of RSU vesting related to the separation of the Chief Administrative Officer, and the stock-based compensation for the nine months ended September 29, 2012 included $1.4 million for the acceleration of RSU vesting related to the separation of the Chief Executive Officer and Executive Chairman. As of September 29, 2012, there was $4.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

•                The Sector Performance Fund, which is an affiliate of HM LP, sells its entire ownership stake in the Company, and

•                The average price per share of common stock realized by the Sector Performance Fund is above its basis, which was calculated as of the closing of the Equity Offering and includes the conversion of the Series B Preferred and all other shares owned by Sector Performance Fund prior to the Equity Offering. Subsequent to the Equity Offering and as of September 29, 2012, the Sector Performance Fund’s basis in its stock was significantly above the quoted market price of the Company’s common stock.

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

The termination fee resulting from the termination of the M&O Agreement represents a loss contingency. As of September 29, 2012, the Company believes it does not yet meet the requirements to be recorded as a liability since the Company’s quoted stock price is currently trading well below the Sector Performance Fund basis and a sale of their stock would not meet the conditions precedent required to trigger payment of the termination fee. The Company will continue to evaluate this loss contingency on an ongoing basis and as of each reporting period in order to determine the probability of the triggering conditions being met.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

14.          Income Taxes

For the three months ended September 29, 2012, the Company’s income tax expense was $0.3 million, which consisted primarily of a deferred tax expense of $0.2 million related to tax deductible goodwill and deferred tax expense of $0.1 million related to the Company’s Canadian operations. During the three months ended October 1, 2011, the Company’s income tax expense was $0.4 million and consisted primarily of a current tax expense of $0.3 million related to state income taxes and unrecognized tax benefits and a deferred tax expense of $0.1 million related to the Company’s Canadian operations.

For the nine months ended September 29, 2012, the Company’s income tax expense was $0.3 million, which consisted primarily of a deferred tax expense of $0.3 million related to tax deductible goodwill. For the nine months ended October 1, 2011, the Company’s income tax expense was $0.2 million, which consisted primarily of a current tax expense of $0.2 million related to state income taxes and unrecognized tax benefits.

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

15.          Discontinued Operations

During the three months ended September 29, 2012, management of the Company committed to a plan to sell the net assets of the wireline group. The Company will continue to operate this business until completion of the sale, which is expected to occur during the fourth quarter of 2012. As of September 29, 2012, the wireline group consisted of $14.4 million of accounts receivable and unbilled receivables, $0.3 million of inventories, $0.9 million of prepaid expenses and other current assets, $3.1 million of property and equipment, $6.0 million of accounts payable and accrued expenses, and $3.1 million of capital lease obligations. As of September 29, 2012, the assets of the wireline group have been reclassified as assets held for sale, and the liabilities of the wireline group have been reclassified as liabilities held for sale. These assets and liabilities have historically been included in the Company’s Engineering and Construction segment.

The results of operations of the wireline group have been included in discontinued operations in the statements of comprehensive income or loss for the three and nine months ended September 29, 2012 and October 1, 2011. Discontinued operations for the three and nine months ended September 29, 2012 include pre-tax impairment charges of $35.2 million related to the impairments of property and equipment and goodwill in the wireline reporting unit. Additionally, discontinued operations for the three and nine months ended September 29, 2012 include an income tax benefit of $7.1 million and $5.5 million, respectively, which represents the difference between the Company’s total income tax expense originally computed and the amount attributable to continuing operations, and also reflects changes in deferred tax assets and liabilities that were triggered by the impairment charges of the wireline reporting unit.

Discontinued operations for the three and nine months ended September 29, 2012 and October 1, 2011 also include the results of certain cable fulfillment and wireless service locations that were shut down and discontinued due to lack of continuing revenues.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table presents the results of the Company’s discontinued operations:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$10,499	$19,007	$39,735	$57,143
(Loss) income from discontinued operations before income taxes	(37,732)	955	(40,042)	2,038
Income tax (benefit) expense from discontinued operations	(7,063)	882	(5,501)	2,486
(Loss) income from discontinued operations, net of income taxes	$(30,669)	$73	$(34,541)	$(448)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

16.          Segment Reporting

Generally accepted accounting principles require the reporting of information about operating segments in the annual financial statements of public business enterprises and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision makers of an enterprise. The Company reports its financial results on the basis of two reportable segments: (1) Fulfillment and (2) Engineering and Construction.  The Fulfillment segment performs installation and other services for the satellite and broadband cable pay television industry. This reportable segment includes the aggregation of the satellite and broadband cable operating segments of the Company. The Engineering and Construction segment performs engineering and construction services on wireless telecommunications networks. Transactions within and between segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

During the three months ended September 29, 2012, management of the Company committed to a plan to sell the net assets of the wireline group. As a result, its results of operations have been excluded from the reported results of the Engineering and Construction segment, and segment information for periods prior to September 29, 2012 has been restated to reflect the discontinued operation classification.

The Company evaluates the performance of its operating segments based on several factors of which the primary financial measure is segment EBITDA. Management believes segment operating income or loss represents the closest GAAP measure to segment EBITDA.

The following table presents selected segment financial information for the three months ended September 29, 2012 and October 1, 2011:

	Three Months Ended
	September 29, 2012			October 1, 2011
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenues	$84,579	$47,545	$132,124	$81,708	$20,155	$101,863
Cost of revenues	65,382	39,135	104,517	61,228	17,404	78,632
Gross profit	19,197	8,410	27,607	20,480	2,751	23,231
Selling, general and administrative expenses	6,337	4,253	10,590	7,386	4,263	11,649
Restructuring charges	957	637	1,594	—	—	—
Depreciation and amortization	4,977	1,733	6,710	3,724	1,900	5,624
Operating income (loss)	$6,926	$1,787	$8,713	$9,370	$(3,412)	$5,958
Interest expense			3,883			3,313
Other income, net			(77)			(57)
Income from continuing operations before income taxes			$4,907			$2,702

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table presents selected segment financial information for the nine months ended September 29, 2012 and October 1, 2011:

	Nine Months Ended
	September 29, 2012			October 1, 2011
	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenues	$224,752	$102,010	$326,762	$213,775	$48,216	$261,991
Cost of revenues	178,263	82,674	260,937	164,257	41,957	206,214
Gross profit	46,489	19,336	65,825	49,518	6,259	55,777
Selling, general and administrative expenses	19,511	13,086	32,597	21,813	12,509	34,322
Change in fair value of contingent consideration	(400)	(324)	(724)	—	—	—
Restructuring charges	3,975	2,425	6,400	—	—	—
Depreciation and amortization	14,694	5,105	19,799	13,764	4,348	18,112
Operating income (loss)	$8,709	$(956)	$7,753	$13,941	$(10,598)	$3,343
Interest expense			10,496			11,259
Loss on extinguishment of debt			—			3,466
Other income, net			(1,147)			(163)
Loss from continuing operations before income taxes			$(1,596)			$(11,219)

At September 29, 2012, the total assets of the Fulfillment segment were $202.2 million and the total assets of the Engineering and Construction segment were $170.9 million. This compares to $169.5 million and $179.4 million at December 31, 2011 for the Fulfillment segment and the Engineering and Construction segment, respectively. The increase of $32.7 million in the assets of the Fulfillment segment was primarily due to the acquisitions of Skylink, Cableview and Streamline. The decrease of $8.5 million in the assets of the Engineering and Construction segment compared to December 31, 2011 was primarily due the impairments of property and equipment and goodwill in the wireline reporting unit of $35.2 million, offset by increases in accounts receivable and unbilled revenue due to higher revenues in the wireless business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information included in this quarterly report of UniTek Global Services, Inc. (“UniTek,” the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this quarterly report are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “will,” “expects,” “believes,” “estimates,” “anticipates,” “planned,” “scheduled,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

•                shortages in fuel supply or increases in fuel prices that could increase operating expense; and

•                other statements that contain words like “may,” “will,” “expects,” “believes,” “estimates,” “anticipates,” “planned,” “scheduled,” “continue” and similar expressions that are also used to identify forward-looking statements.

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

Summary of Financial Condition and Results of Operations

Overview

The following sections present consolidated selected financial information. The balance sheet data as of September 29, 2012 and December 31, 2011 and the results of operations data for the three and nine months ended September 29, 2012 and October 1, 2011 have been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the data for such period. We operate in two reportable segments: (1) Fulfillment and (2) Engineering and Construction.

Recent Developments

During the three months ended September 29, 2012, we committed to a plan to sell the net assets of our wireline business unit (“wireline group”), which we expect will be completed during the fourth quarter of 2012. As a result of our plan to sell the wireline group, its results of operations have been excluded from the reported results of our Engineering and Construction segment. As of September 29, 2012, the assets of the wireline group have been reclassified as assets held for sale, and the liabilities of the wireline group have been reclassified as liabilities held for sale.

The results of operations of the wireline group have been included in discontinued operations in our statements of comprehensive income or loss for the three and nine months ended September 29, 2012 and October 1, 2011. Discontinued operations for the three and nine months ended September 29, 2012 include pre-tax impairment charges of $35.2 million related to the impairment of property and equipment and goodwill in our wireline reporting unit. Additionally, discontinued operations for the three and nine months ended September 29, 2012 include an income tax benefit of $7.1 million and $5.5 million, respectively, which represents the difference between the Company’s total income tax expense originally computed and the amount attributable to continuing operations, and also reflects changes in deferred tax assets and liabilities that were triggered by the impairment charges of the wireline reporting unit.

Discontinued operations for the three and nine months ended September 29, 2012 and October 1, 2011 also include the results of certain cable fulfillment and wireless service locations that were shut down and discontinued due to lack of continuing revenues.

On September 14, 2012, we completed the acquisition of Skylink LTD (“Skylink”). The operating results of Skylink are included in our consolidated results as a component of the Fulfillment segment beginning September 14, 2012.

During 2012 and 2011, the Company acquired substantially all of the assets and assumed certain liabilities of the following cable fulfillment companies (the “Cable Acquisitions”):

•                  Cableview Communications, Inc., which we acquired on March 2, 2012;

•                  Streamline Communications, Inc., which we acquired on January 3, 2012;

•                  Oasis Communications, LLC DA d/b/a Wyretech, which we acquired on October 6, 2011; and

•                  DA Technologies, Inc., which we acquired on February 28, 2011.

The operating results of the Cable Acquisitions are included in our consolidated results as a component of the Fulfillment segment beginning on their respective dates of acquisition.

Effective April 3, 2011, we completed the acquisition of Pinnacle pursuant to an asset purchase agreement, dated as of March 30, 2011, as amended on March 28, 2012. The operating results of Pinnacle are included in our consolidated results as a component of the Engineering and Construction segment beginning April 3, 2011.

Non-GAAP Financial Measurements

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a key indicator used by our management to evaluate operating performance of our continuing operations and to make decisions regarding compensation and other operational matters. While this Adjusted EBITDA is not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. Adjusted EBITDA is our EBITDA adjusting for discontinued operations, transaction costs, certain restructuring costs and other non-cash charges.

Net income or loss after certain non-cash adjustments is a key indicator used by our management to evaluate operating performance of our continuing operations. While net income or loss after certain non-cash adjustments is not intended to replace any presentation included in our consolidated financial statements under GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance in comparison with other companies in our industry. Specifically, (i) non-cash portion of discontinued operations may vary due to infrequent or unusual non-cash items such as impairment charges and losses on disposal of assets, (ii) non-cash compensation expense may vary due to factors influencing the estimated fair value of performance-based rewards, estimated forfeiture rates and amounts granted, (iii) non-cash interest expense varies depending on the timing of amendments to our debt and changes to our debt structure and (iv) amortization of intangible assets is impacted by the Company’s acquisition strategy and timing of acquisitions.

Financial Condition

The following table presents a summary of our financial condition.

(in thousands)	September 29, 2012 (unaudited)	December 31, 2011
Current assets	$155,597	$105,980
Total assets	373,119	348,880
Current liabilities	114,747	104,975
Long-term debt and capital lease obligations, net of current portion	172,479	127,500
Stockholders’ equity	83,762	109,230

Current Assets

Current assets increased $49.6 million, or 46.8%, to $155.6 million at September 29, 2012 compared to $106.0 million at December 31, 2011. The increase in current assets was primarily due to incremental working capital requirements of our wireless business due to revenue growth from a significant wireless project in the northeastern region of the United States. In addition, current assets increased as a result of business acquisitions in our Fulfillment segment.

Total Assets

Total assets increased $24.2 million, or 6.9%, to $373.1 million at September 29, 2012 compared to $348.9 million at December 31, 2011. The increase in total assets was primarily due to the increase in current assets and business acquisitions, partially offset by impairment charges of $35.2 million related to the impairments of property and equipment and goodwill in our wireline reporting unit.

Current Liabilities

Current liabilities increased $9.8 million, or 9.3%, to $114.7 million at September 29, 2012 compared to $105.0 million at December 31, 2011. The increase in current liabilities was primarily due to incremental working capital requirements of our wireless business due to revenue growth, partially offset by the payment of $17.6 million of contingent consideration related to the acquisition of Pinnacle.

Long-term Debt and Capital Lease Obligations, Net of Current Portion

Long-term debt and capital lease obligations, net of current portion, increased $45.0 million, or 35.3%, to $172.5 million at September 29, 2012 compared to $127.5 million at December 31, 2011. The increase was primarily due to $19.5 million of net proceeds from our Revolving Loan and $32.9 million of net proceeds from our Term Loan, which were used primarily to fund business acquisitions and the incremental working capital requirements of our wireless business due to revenue growth. In addition, we repaid $7.7 of capital lease obligations during the nine months ended September 29, 2012.

Stockholders’ Equity

Stockholders’ equity decreased $25.5 million, or 23.3%, to $83.8 million at September 29, 2012 compared to $109.2 million at December 31, 2011. The decrease in stockholders’ equity was primarily due to net loss of $36.5 million for the nine months ended September 29, 2012, partially offset by additional paid-in capital of $7.1 million from issuing common shares for the acquisition of Pinnacle and $4.0 million of stock-based compensation.

Results of Operations – Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011

The following table presents a summary of our results of operations.

	Three Months Ended
	September 29, 2012	October 1, 2011
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$132,124	$101,863
Cost of revenues	104,517	78,632
Gross profit	27,607	23,231
Selling, general and administrative expenses	10,590	11,649
Restructuring charges	1,594	—
Depreciation and amortization	6,710	5,624
Operating income	8,713	5,958

Interest expense	3,883	3,313
Other income, net	(77)	(57)
Income from continuing operations before income taxes	4,907	2,702
Income tax expense	293	354
Income from continuing operations	4,614	2,348
(Loss) income from discontinued operations, net of income taxes	(30,669)	73
Net (loss) income	$(26,055)	$2,421

Net (loss) income per share – basic and diluted
Continuing operations	$0.25	$0.14
Discontinued operations	$(1.64)	$0.01

Weighted average shares of common stock outstanding – basic and diluted	18,732	16,350

Adjusted EBITDA	$18,126	$12,524

Revenues

The following table presents information regarding our revenues by segment for the three months ended September 29, 2012 and October 1, 2011.

	Three Months Ended (unaudited)
	September 29, 2012		October 1, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$84,579	64.0%	$81,708	80.2%	$2,871
Engineering and Construction	47,545	36.0%	20,155	19.8%	27,390
Total	$132,124	100.0%	$101,863	100.0%	$30,261

We had revenue of $132.1 million for the three months ended September 29, 2012, compared to $101.9 million for the three months ended October 1, 2011. This represents an increase of approximately $30.3 million, or 29.7%.

Revenue for the Fulfillment segment increased by $2.9 million, or 3.5%, from $81.7 million for the three months ended October 1, 2011 to $84.6 million for the three months ended September 29, 2012. The increase in revenues from our Fulfillment segment was primarily attributable to growth in our cable operations, growth in satellite internet installations and the acquisition of Skylink, partially offset by lower volumes in our legacy satellite installation markets.

Revenue for the Engineering and Construction segment was $47.5 million for the three months ended September 29, 2012 and $20.2 million for the three months ended October 1, 2011. This 135.9% increase in revenues in our Engineering and Construction segment was primarily attributable to revenue growth from a significant wireless project in the northeastern region of the United States and various other wireless project ramp-ups.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the three months ended September 29, 2012 and October 1, 2011.

	Three Months Ended (unaudited)
	September 29, 2012		October 1, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$19,197	22.7%	$20,480	25.1%	$(1,283)
Engineering and Construction	8,410	17.7%	2,751	13.6%	5,659
Total	$27,607	20.9%	$23,231	22.8%	$4,376

Our gross profit for the three months ended September 29, 2012 was $27.6 million compared to $23.2 million for the three months ended October 1, 2011, representing an increase of $4.4 million or 18.8%. Our gross profit as a percentage of revenue was approximately 20.9% for the three months ended September 29, 2012, as compared to 22.8% for the three months ended October 1, 2011.

For the Fulfillment segment, gross margin decreased from 25.1% for the three months ended October 1, 2011 to 22.7% for the three months ended September 29, 2012. The decrease in gross margin was attributable to mix of revenue changes between our broadband cable operations and our satellite operations, which is consistent with previous quarters in 2012.

For the Engineering and Construction segment, gross margin increased from 13.6% for the three months ended October 1, 2011 to 17.7% for the three months ended September 29, 2012. The increase in gross margin was attributable to volume leverage and improvements in wireless project mix in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) for the three months ended September 29, 2012 was $10.6 million as compared to $11.6 million for the three months ended October 1, 2011, representing an overall decrease of $1.0 million. The primary drivers of the decrease in SG&A were decreases in salary and personnel costs, driven in part by lower corporate personnel costs, and lower legal and professional costs.

Adjusted EBITDA and Net Income after Certain Non-cash Adjustments

The following table presents the reconciliation of net (loss) income to net income after certain non-cash adjustments and Adjusted EBITDA:

	Three Months Ended (unaudited)
(Amounts in thousands)	September 29, 2012	October 1, 2011

Net (loss) income	$(26,055)	$2,421
Impairment charges from discontinued operations	35,180	—
Non-cash stock-based compensation	1,003	788
Non-cash interest expense	479	340
Non-cash amortization	2,703	2,414
Net income after certain non-cash adjustments	$13,310	$5,963

Other discontinued operations, net of tax	(4,511)	(73)
Income tax expense	293	354
Restructuring charges	1,594	—
Change in fair value	—	—
Cash interest expense	3,404	2,973
Other income	(77)	(57)
Depreciation	4,007	3,210
Transaction costs	106	154
Adjusted EBITDA	$18,126	$12,524

Adjusted EBITDA increased by 44.7% to $18.1 million for the three months ended September 29, 2012 from $12.5 million for the three months ended October 1, 2011. The year-over-year increase in Adjusted EBITDA was primarily related to higher gross profit and lower SG&A, partially offset by mix of work and infrastructure investments for wireless growth.

Restructuring Charges

We recognized $1.6 million of restructuring charges during the three months ended September 29, 2012 related to the change in management structure, including the elimination of our Chief Administrative Officer position. We recognized no restructuring charges during the three months ended October 1, 2011.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $4.0 million for the three months ended September 29, 2012 compared to $3.2 million for the three months ended October 1, 2011. The increase in depreciation was primarily attributable to the addition of vehicles in the fourth quarter of 2011 related to our cable business growth.

Amortization of intangible assets totaled approximately $2.7 million for the three months ended September 29, 2012 compared to $2.4 million for the three months ended October 1, 2011. Our intangible asset base increased in 2012 as a result of new acquisitions, resulting in an increase in amortization expense.

Interest Expense

We recognized $3.9 million and $3.3 million of interest expense during the three months ended September 29, 2012 and October 1, 2011, respectively. Interest expense increased due to the incremental draws on our Term Loan in May and September 2012 and additional borrowings on our Revolving Loan to support higher working capital amounts resulting from our revenue growth.

Income Taxes

For the three months ended September 29, 2012, we recognized income tax expense of $0.3 million, which consisted primarily of a deferred tax expense of $0.3 million related to tax deductible goodwill. During the three months ended October 1, 2011, we recognized income tax expense of $0.4 million which consisted primarily of a current tax expense of $0.2 million related to state income taxes and unrecognized tax benefits, a deferred tax benefit of $0.1 million related to our Canadian operations and a deferred tax expense of $0.3 million related to tax deductible goodwill.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $30.7 million for the three months ended September 29, 2012 compared to income from discontinued operations of $0.1 million for the three months ended October 1, 2011. Discontinued operations for the three months ended September 29, 2012 include pre-tax impairment charges of $35.2 million related to the impairments of property and equipment and goodwill in our wireline reporting unit. Additionally, discontinued operations for the three months ended September 29, 2012 include an income tax benefit of $7.1 million which represents the difference between the Company’s total income tax expense originally computed and the amount attributable to continuing operations, and also reflects changes in deferred tax assets and liabilities that were triggered by the impairment charges of the wireline reporting unit.

Net Income or Loss

We had net loss of $26.1 million for the three months ended September 29, 2012, compared to net income of $2.4 million for the three months ended October 1, 2011. The unfavorable change in net income was primarily due to the unfavorable change in discontinued operations of $30.8 million offset by higher operating income of $2.8 million.

Results of Operations – Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011

The following table presents a summary of our results of operations.

	Nine Months Ended
	September 29, 2012	October 1, 2011
(in thousands, except per share data)	(unaudited)	(unaudited)
Revenues	$326,762	$261,991
Cost of revenues	260,937	206,214
Gross profit	65,825	55,777
Selling, general and administrative expenses	32,597	34,322
Change in fair value of contingent consideration	(724)	—
Restructuring charges	6,400	—
Depreciation and amortization	19,799	18,112
Operating income	7,753	3,343

Interest expense	10,496	11,259
Loss on extinguishment of debt	—	3,466
Other (income) expense, net	(1,147)	(163)
Loss from continuing operations before income taxes	(1,596)	(11,219)
Income tax expense	315	150
Loss from continuing operations	(1,911)	(11,369)
(Loss) income from discontinued operations, net of income taxes	(34,541)	(448)
Net loss	$(36,452)	$(11,817)

Net loss per share – basic and diluted
Continuing operations	$(0.11)	$(0.72)
Discontinued operations	$(1.92)	$(0.03)

Weighted average shares of common stock outstanding – basic and diluted	17,969	15,839

Adjusted EBITDA	$37,507	$26,401

Revenues

The following table presents information regarding our revenues by segment for the nine months ended September 29, 2012 and October 1, 2011.

	Nine Months Ended (unaudited)
	September 29, 2012		October 1, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$224,752	68.8%	$213,775	81.6%	$10,977
Engineering and Construction	102,010	31.2%	48,216	18.4%	53,794
Total	$326,762	100.0%	$261,991	100.0%	$64,771

We had revenue of $326.8 million for the nine months ended September 29, 2012, compared to $262.0 million for the nine months ended October 1, 2011. This represents an increase of $64.8 million, or 24.7%.

Revenue for the Fulfillment segment increased by $11.0 million, or 5.1%, from $213.8 million for the nine months ended October 1, 2011 to $224.8 million for the nine months ended September 29, 2012. The increase in revenues from our Fulfillment segment was primarily attributable to growth in our cable operations and growth in satellite internet installations, partially offset by lower volumes in our legacy satellite installation markets.

Revenue for the Engineering and Construction segment was $102.0 million for the nine months ended September 29, 2012 and $48.2 million for the nine months ended October 1, 2011. The growth in revenue was primarily attributable to revenue growth from a significant wireless project in the northeastern region of the United States, the impact of new public safety network construction projects and various other wireless project ramp-ups.

Gross Profit

The following table sets forth information regarding our gross profit by segment for the nine months ended September 29, 2012 and October 1, 2011.

	Nine Months Ended (unaudited)
	September 29, 2012		October 1, 2011
(Amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Change
Fulfillment	$46,489	20.7%	$49,518	23.2%	$(3,029)
Engineering and Construction	19,336	19.0%	6,259	13.0%	13,077
Total	$65,825	20.1%	$55,777	21.3%	$10,048

Our gross profit for the nine months ended September 29, 2012 was $65.8 million compared to $55.8 million for the nine months ended October 1, 2011, representing an increase of $10.0 million or 18.0%. Our gross profit as a percentage of revenue was approximately 20.1% for the nine months ended September 29, 2012, as compared to 21.3% for the nine months ended October 1, 2011.

For the Fulfillment segment, gross margin decreased from 23.2% for the nine months October 1, 2011 to 20.7% for the nine months ended September 29, 2012. The decrease in gross margin was attributable to mix of revenue changes between our broadband cable operations and our satellite operations.

For the Engineering and Construction segment, gross margin increased from 13.0% for the nine months ended October 1, 2011 to 19.0% for the nine months ended September 29, 2012. The increase in gross margin was attributable volume leverage and to improvements in wireless project mix in 2012.

Selling, General and Administrative Expenses

SG&A for the nine months ended September 29, 2012 was $32.6 million as compared to $34.3 million for the nine months ended October 1, 2011, representing an overall decrease of $1.7 million. Salary and personnel costs decreased $1.4 million driven by lower corporate personnel cost, including the vacancy of our Chief Executive Officer position which was filled in July 2012. Stock-based compensation expense decreased $0.4 million due to the impact of the tender offer in January 2011, partially offset by the accelerated vesting of RSUs in 2012.

Adjusted EBITDA and Net Income after Certain Non-cash Adjustments

The following table presents the reconciliation of net loss to net income after certain non-cash adjustments and Adjusted EBITDA:

	Nine Months Ended (unaudited)
(Amounts in thousands)	September 29, 2012	October 1, 2011

Net loss	$(36,452)	$(11,817)
Impairment charges from discontinued operations	35,180	—
Non-cash stock-based compensation	4,050	4,376
Loss on extinguishment of debt	—	3,466
Non-cash interest expense	1,142	1,625
Non-cash amortization	7,819	8,544
Net income after certain non-cash adjustments	$11,739	$6,194

Other discontinued operations, net of tax	(639)	448
Income tax expense	315	150
Restructuring charges	6,400	—
Change in fair value	(724)	—
Cash interest expense	9,354	9,634
Other income	(1,147)	(163)
Depreciation	11,980	9,568
Transaction costs	229	570
Adjusted EBITDA	$37,507	$26,401

Adjusted EBITDA increased by 42.1% to $37.5 million for the nine months ended September 29, 2012 from $26.4 million for the nine months ended October 1, 2011. The year-over-year increase in Adjusted EBITDA was primarily related to higher gross profit and lower SG&A, partially offset by mix of work and infrastructure investments for wireless growth.

Restructuring Charges

We recognized $6.4 million of restructuring charges during the nine months ended September 29, 2012 related to the change in management structure, including the separation of our Chief Executive Officer and the elimination of our Executive Chairman and our Chief Administrative Officer positions. We recognized no restructuring charges during the nine months ended October 1, 2011.

Depreciation and Amortization

Depreciation of fixed assets totaled approximately $12.0 million for the nine months ended September 29, 2012 compared to $9.6 million for the nine months ended October 1, 2011.  The increase in depreciation was primarily attributable to the addition of vehicles in the fourth quarter of 2011 related to our cable business growth.

Amortization of intangible assets totaled approximately $7.8 million for the nine months ended September 29, 2012 compared to $8.5 million for the nine months ended October 1, 2011. A portion of our customer related intangible assets arising from acquisitions completed in prior years reached the end of their estimated useful lives resulting in a decrease in amortization expense, which was partially offset by an increase in our intangible asset base in 2012 as a result of new acquisitions.

Interest Expense

We recognized $10.5 million and $11.3 million of interest expense during the nine months ended September 29, 2012 and October 1, 2011, respectively. The decrease of approximately $0.8 million was primarily attributable to lower overall effective interest expense resulting from the debt refinancing on April 15, 2011, partially offset by additional expense associated with the incremental draws on our Term Loan and additional borrowings on our Revolving Loan.

Income Taxes

For the nine months ended September 29, 2012, we recognized income tax expense of $0.3 million, which consisted primarily of a deferred tax benefit of $0.5 million related to our Canadian operations and a deferred tax expense of $0.8 million related to tax deductible goodwill. For the nine months ended October 1, 2011, we recognized income tax expense of $0.2 million, which consisted primarily of a current tax expense of $0.2 million related to state income taxes and unrecognized tax benefits, a deferred tax benefit of $0.3 million related to our Canadian operations and a deferred tax expense of $0.3 million related to tax deductible goodwill.

Income or Loss from Discontinued Operations

We incurred a loss from discontinued operations of $34.5 million for the nine months ended September 29, 2012 compared to a loss from discontinued operations of $0.4 million for the nine months ended October 1, 2011. Discontinued operations for the nine months ended September 29, 2012 include pre-tax impairment charges of $35.2 million related to the impairments of property and equipment and goodwill in our wireline reporting unit. Additionally, discontinued operations for the nine months ended September 29, 2012 include an income tax benefit of $5.5 million which represents the difference between the Company’s total income tax expense originally computed and the amount attributable to continuing operations, and also reflects changes in deferred tax assets and liabilities that were triggered by the impairment charges of the wireline reporting unit.

Net Income or Loss

We had net loss of $36.5 million for the nine months ended September 29, 2012, compared to net loss of $11.8 million for the nine months ended October 1, 2011. The decrease in net loss was primarily due to the unfavorable change in discontinued operations of $34.1 million offset by higher operating income of $4.4 million, a prior year loss on extinguishment of debt of $3.5 million, higher other income of $1.0 million and lower interest expense of $0.8 million.

Liquidity and Capital Resources

At September 29, 2012, we had consolidated current assets of approximately $155.6 million. We had a total cash balance and current availability under the Revolving Loan Agreement of $4.0 million based on the September 29, 2012 borrowing base levels. We had an additional availability under the Revolving Loan Agreement of $13.4 million for incremental eligible accounts receivable above the September 29, 2012 amount. Our cash management process applies daily cash received from customers directly to the outstanding balance under the revolving credit facility.

Historically, we have funded our operations primarily through operating cash flows and borrowings under loan arrangements. Our primary liquidity needs are for working capital, debt service, insurance collateral in the form of cash and letters of credit, capital expenditures, and funding our growth through strategic mergers and acquisitions. During the nine months ended September 29, 2012, we funded the initial cash payment for the acquisition of Skylink, the cash portion of an earn-out payment for the Pinnacle acquisition and scheduled payments for the Cableview acquisition. These payments were funded by incremental draws under the Term Loan Agreement, as discussed in additional detail below, with the remainder funded by operations. Aside from this, the principal uses of cash during the three and nine months ended September 29, 2012 were for working capital purposes.

We need working capital primarily to support the expected growth in our business, particularly in our Engineering and Construction segment as a result of wireless growth. We are also subject to seasonal variations in our business, which occur primarily due to the impact of weather on our Engineering and Construction work, as well as seasonal fluctuations within our Fulfillment segment. Our business is typically slower during the first quarter and second half of the fourth quarter of each calendar year. As a result, we generally experience seasonal working capital needs from approximately July through November of each calendar year in order to support growth in accounts receivable and unbilled revenue. Our billing terms are generally 30 days, and in addition, we also maintain inventory to meet the material requirements of certain of our contracts. Our vendors typically offer us terms ranging from 30 to 90 days, while our agreements with subcontractors are generally 14 to 21 days, with some terms as long as 35 to 45 days.

On May 3, 2012, we exercised our right to increase our borrowings by $20.0 million under the accordion feature of the Term Loan Agreement (the “First Incremental Term Draw”). The First Incremental Term Draw was subject to a four percent (4.00%) debt discount which is being amortized over the remaining life of the loan. The interest rate, maturity date and terms of the Term Loan Agreement did not change. The funds were used for the scheduled payments of $1.9 million for the Cableview acquisition and for the $4.3 million of incremental cash required by the March 28, 2012 amendment to the asset purchase agreement for Pinnacle. The remaining funds after payment of fees were used to reduce the outstanding balance under the Revolving Loan Agreement, creating approximately $12.6 million of incremental liquidity for working capital and other cash obligations.

On September 13 and 14, 2012, the Company entered into a series of arrangements in order to obtain financing for the acquisition of Skylink, which included exercising our right to increase our borrowings by $15.0 million under the accordion feature of the Term Loan Agreement (the “Second Incremental Term Draw”). The Second Incremental Term Draw was subject to a three percent (3.00%) debt discount which is being amortized over the remaining life of the loan. The funds were used primarily to fund the $14.0 million cash payment due at closing for the Skylink acquisition.

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

Capital Leases and Other Contractual Obligations

We rent office space, equipment and trucks under non-cancelable operating and capital leases, certain of which contain purchase option terms. Operating lease payments are expensed as incurred. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. As of September 29, 2012 and December 31, 2011, the total cost of the assets under capital leases was approximately $33.5 million and $38.8 million, respectively, the related accumulated depreciation was approximately $16.4 million and $13.7 million, respectively, and the total capital lease liability related to these assets was $18.0 million and $25.9 million, respectively.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 29, 2012 and October 1, 2011:

	Nine Months Ended (unaudited)
(Amounts in thousands)	September 29, 2012	October 1, 2011
Net cash (used in) provided by operating activities	$(5,193)	$306
Net cash used in investing activities	(19,543)	(16,460)
Net cash provided by (used in) financing activities	25,100	(1,332)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 29, 2012 was approximately $5.2 million, and net cash provided by operations for the nine months ended October 1, 2011 was approximately $0.3 million. During the nine months ended September 29, 2012, cash flows resulting from operating activities were impacted by increases in net working capital of $27.1 million compared to increases in net working capital of $17.3 million during the nine months ended October 1, 2011, a net difference of $9.8 million, which was associated with the higher revenues in our wireless business as well as payment of contingent consideration of $2.4 million, partially offset by increases in operating income.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 29, 2012 and October 1, 2011 was approximately $19.5 million and $16.5 million, respectively. The change in net cash used in investing activities was driven by business acquisitions. Cash paid for acquisitions during the nine months ended September 29, 2012 and October 1, 2011 was approximately $16.9 million and $12.6 million, respectively, which reflects the acquisition of Skylink during the third quarter of 2012, two cable acquisitions during the first quarter of 2012, two cable acquisitions during the first and third quarters of 2011 and the acquisition of Pinnacle during the second quarter of 2011. The majority of the remaining change in net cash used in investing activities was the result of increased proceeds from sale of property and equipment, which were $1.7 million and $0.3 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 29, 2012 was approximately $25.1 million, and net cash used in financing activities for the nine months ended October 1, 2011 was approximately $1.3 million. During the nine months ended September 29, 2012, we had net proceeds of $32.9 million under our Term Loan and $19.5 million under our Revolving Loan Agreement, offset by payment of contingent consideration of $17.1 million, capital lease repayments of $7.7 million and $1.0 million of financing fees. During the nine months ended October 1, 2011, we had net proceeds of $119.7 million from the refinancing of our long-term debt, offset by $109.4 million to repay the pre-existing debt, $3.9 million of financing fees and capital lease repayments of $6.4 million.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations related to our insurance arrangements and bonding requirements. Total letters of credit issued as of September 29, 2012 and December 31, 2011 were $22.9 million and $18.2 million, respectively, which were issued under the Revolving Loan Agreement. We expect that the total letters of credit issued will peak during 2012 as we build a longer loss and claim history under our existing insurance plans.

In the ordinary course of business, we are required by certain customers and state license agencies to provide performance, payment and permit bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and other vendors. As of September 29, 2012 and December 31, 2011, the Company had $64.4 million and $58.9 million, respectively, in bonds outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)  Exhibits

2.1

Asset Purchase Agreement, dated as of September 14, 2012, among the Company, DirectSat USA, LLC, Skylink LTD and Mr. John Larbus. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on September 14, 2012.)*

10.1	Employment Agreement, dated as of July 16, 2012, between the Company and Rocco Romanella. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 16, 2012.)

10.2	Restricted Stock Agreement, dated as of July 16, 2012, between the Company and Rocco Romanella. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 16, 2012.)

10.3

Earnout Confirmation Agreement, dated as of September 14, 2012, among the Company, DirectSat USA, LLC, Skylink LTD and Mr. John Larbus. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on September 14, 2012.)

10.4

Term Loan Amendment, dated as of September 14, 2012, among the Company, the lending and other financial institutions from time to time party thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on September 14, 2012.)

10.5

Revolver Amendment, dated as of September 13, 2012, among the Company, UniTek Acquisition, Inc., NexLink Global Services, Inc., UniTek USA, LLC, Advanced Communications USA, Inc., DirectSat USA, LLC, FTS USA, LLC, the financial institutions party to the Loan Agreement and PNC Bank, National Association. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on September 14, 2012.)

**31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase

***101.LAB	XBRL Taxonomy Extension Label Linkbase

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase

***101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITEK GLOBAL SERVICES, INC.

Date: November 8, 2012	By:	/s/ Rocco Romanella
Rocco Romanella
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Ronald J. Lejman
Ronald J. Lejman
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 8, 2012	By:	/s/ Kevin McClelland
Kevin McClelland
Corporate Controller
(Principal Accounting Officer)