Form 10-Q
period 2013-03-30
UniTek Global Services, Inc.
filed 2013-10-15
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 15, 2013, 18,965,330 shares of the registrant’s common stock, par value $0.00002, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

i

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements
UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	March 30, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,433	$3,836
Accounts receivable, net of allowances	86,061	102,490
Inventories	17,037	15,266
Other current assets	6,299	7,560
Total current assets	110,830	129,152
Property and equipment, net of accumulated depreciation of $45,492 and $41,953	22,867	26,393
Amortizable intangible assets, net (includes amortizable customer relationships, net, of $36,165 and $38,090)	39,747	42,013
Goodwill	121,902	121,920
Other assets, net	6,983	6,925
Total assets	$302,329	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,350	$3,450
Current portion of capital lease obligations	6,295	7,688
Accounts payable	41,254	48,845
Accrued insurance	17,538	16,248
Accrued compensation and benefits	6,748	9,766
Other current liabilities	27,944	27,361
Total current liabilities	101,129	113,358
Long-term debt, net of current portion	148,295	153,014
Long-term capital lease obligations, net of current portion	7,643	8,040
Other liabilities	3,839	3,688
Total liabilities	260,906	278,100

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20,000 shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200,000 shares authorized, 18,965 and 18,736 issued and outstanding)	—	—
Additional paid-in capital	260,844	260,077
Accumulated other comprehensive income	74	57
Accumulated deficit	(219,495)	(211,831)
Total stockholders’ equity	41,423	48,303
Total liabilities and stockholders’ equity	$302,329	$326,403
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss
(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2013	March 31, 2012

Revenues	$113,838	$86,139
Cost of revenues	95,251	73,416
Gross profit	18,587	12,723
Selling, general and administrative expenses	13,138	12,306
(Income) expense related to contingent consideration	(114)	8,410
Restructuring charges	479	4,009
Restatement, investigation and related costs	1,398	—
Depreciation and amortization	6,047	6,392
Operating loss	(2,361)	(18,394)
Interest expense	4,634	3,000
Other income, net	(12)	(234)
Loss from continuing operations before income taxes	(6,983)	(21,160)
Income tax expense (benefit)	60	(68)
Loss from continuing operations	(7,043)	(21,092)
Loss from discontinued operations, net of income taxes	(621)	(1,929)
Net loss	$(7,664)	$(23,021)
Other comprehensive income or loss:
Foreign currency translation	17	41
Comprehensive loss	$(7,647)	$(22,980)

Net loss per share – basic and diluted:
Continuing operations	$(0.37)	$(1.27)
Discontinued operations	(0.03)	(0.12)
Total	$(0.40)	$(1.39)

Weighted average shares of common stock outstanding – basic and diluted	18,935	16,545
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012

Net cash provided by (used in) operating activities	$6,600	$(8,597)

Cash flows from investing activities:
Acquisition of property and equipment	(517)	(1,831)
Proceeds from sale of property and equipment	205	406
Cash paid for acquisition of businesses, net of cash acquired	—	(934)
Net cash used in investing activities	(312)	(2,359)

Cash flows from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(6,695)	18,489
Repayment of long-term debt	(285)	(250)
Repayment of capital leases	(1,790)	(2,987)
Other financing activities	—	(213)
Net cash (used in) provided by financing activities	(8,770)	15,039

Effect of exchange rate on cash and cash equivalents	79	8
Net (decrease) increase in cash and cash equivalents	(2,403)	4,091
Cash and cash equivalents at beginning of period	3,836	533
Cash and cash equivalents at end of period	$1,433	$4,624

Supplemental cash flow information:
Interest paid	$3,472	$2,653
Income taxes paid	310	784

Significant non-cash investing and financing activities:
Acquisition of property and equipment financed by capital leases	$—	$1,583
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of UniTek Global Services, Inc. and its subsidiaries (“UniTek” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly its results of its operations and cash flows at the dates and for the periods indicated. All intercompany transactions and balances among subsidiaries have been eliminated in consolidation.The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Those audited consolidated financial statements include a summary of the Company’s significant accounting policies, to which there have been no significant changes.
The condensed consolidated statements of comprehensive income or loss and related footnote disclosures present the continuing operations of the Company. The condensed consolidated balance sheets, statements of cash flows and related footnote disclosures, including disclosures of changes in balance sheet amounts, present the total operations of the Company, including discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses, and certain of the amounts contained in the notes to the condensed consolidated financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, impairment testing of goodwill, indefinite-lived intangible assets and other long-lived assets, the allowance for doubtful accounts, accrued insurance, income taxes and litigation and contingencies.
In the ordinary course of accounting for the items discussed above, the Company makes changes in estimates as appropriate and as the Company becomes aware of circumstances surrounding those estimates. Such changes in estimates are reflected in reported results of operations in the period in which the changes are made, and if material, their effects are disclosed in the notes to the condensed consolidated financial statements.
Net Income or Loss per Share
During the three months ended March 30, 2013 and March 31, 2012, there were no differences in the amount of basic and diluted net loss per share, and 0.8 million and 0.6 million shares, respectively, were excluded from those computations because their effects were anti-dilutive to net loss per share.

2.    Accounts Receivable, Net of Allowances
The following table presents the components of accounts receivable, net of allowances:

(in thousands)	March 30, 2013	December 31, 2012

Trade accounts receivable	$22,188	$22,954
Contract billings	27,376	37,246
Unbilled contract revenues	35,929	42,287
Other unbilled revenues	3,354	3,686
Retainage	2,819	2,657
Accounts receivable, gross	91,666	108,830
Allowance for doubtful accounts	(5,605)	(6,340)
Accounts receivable, net of allowances	$86,061	$102,490
All components of accounts receivable are expected to be collected within one year, except for retainage. Retainage has been billed but is not due until completion of performance and acceptance by customers according to the terms of contracts.
The following table presents the components of unbilled contract revenues, as presented above, net of billings in excess of costs and estimated earnings, a component of other current liabilities:

(in thousands)	March 30, 2013	December 31, 2012

Costs of in-process contracts	$86,956	$85,842
Estimated earnings, net of estimated losses	28,672	30,822
Less: progress billings	(86,849)	(79,023)
	$28,779	$37,641

Unbilled contract revenues	$35,929	$42,287
Billings in excess of costs and estimated earnings	(7,150)	(4,646)
	$28,779	$37,641
3.    Concentration Risks
The following table presents customer concentration information as a percentage of revenues:

	Three Months Ended
	March 30, 2013	March 31, 2012	Primary Segment

Revenues from top ten customers	>90%	>90%
Revenues from significant customers:
DIRECTV	41%	51%	Fulfillment
AT&T	18%	5%	Engineering and Construction
Comcast	12%	19%	Fulfillment
At March 30, 2013, credit risk was concentrated with four customers that accounted for 78% of accounts receivable, net of allowances. Amounts due from these four customers represented 39%, 16%, 15% and 8%, respectively, of the Company’s total accounts receivable, net of allowances.
At December 31, 2012, credit risk was concentrated with four customers that accounted for 75% of accounts receivable, net of allowances. Amounts due from these four customers represented 52%, 9%, 8% and 6%, respectively, of the Company’s accounts receivable, net of allowances.

4.    Goodwill and Other Intangible Assets
The following table presents the components of goodwill by segment:

	March 30, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Impairment Losses	Net Amount	Gross Amount	Accumulated Impairment Losses	Net Amount

Fulfillment	$111,318	$—	$111,318	$111,336	$—	$111,336
Engineering and Construction	25,484	14,900	10,584	25,484	14,900	10,584
Total	$136,802	$14,900	$121,902	$136,820	$14,900	$121,920
Fulfillment segment goodwill includes $0.9 million denominated in Canadian dollars, resulting in small currency translation changes from period to period.
The following table presents the components of amortizable intangible assets:

	March 30, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer relationships	$97,211	$61,046	$36,165	$116,222	$78,132	$38,090
Other	6,981	3,399	3,582	7,359	3,436	3,923
Total	$104,192	$64,445	$39,747	$123,581	$81,568	$42,013
As a result of the Company’s sale of its wireline telecommunications business unit in December 2012 (see Note 10), the Company wrote off the gross amount and accumulated amortization of intangible assets related to that business unit.
5.    Long-Term Debt
Long-term debt at March 30, 2013 consisted of (i) a Credit Agreement by and among the Company and several banks and other financial institutions (the “Term Loan”); and (ii) a Revolving Credit and Security Agreement by and among the Company and PNC Bank, National Association (the “Revolving Loan”). In July 2013, the Company refinanced its long-term debt, as described further in Note 14.
The following table presents the components of long-term debt:

(in thousands)	March 30, 2013	December 31, 2012

Term Loan, net of debt discounts of $3,240 and $3,401, respectively	$129,448	$129,572
Revolving Loan	20,197	26,892
Total long-term debt	149,645	156,464
Current portion of long-term debt	1,350	3,450
Long-term debt, net of current portion	$148,295	$153,014

The face amount of the Term Loan was $135.0 million. The Term Loan required quarterly repayments totaling 1.00% per annum of the face amount until maturity in 2018. The interest rate was LIBOR (with a floor of 1.50%) plus a margin of 7.50% or an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 6.50%. Additional penalty interest of 2.00% was payable for periods in which an event of default had occurred. The interest rate on the Term Loan was 9.00% at March 30, 2013. The original amount of the Term Loan and subsequent incremental draws were issued at discounts ranging from three to four percent, which were being accreted and charged to interest expense over the remaining life of the Term Loan.
The Revolving Loan consisted of a $75.0 million revolving credit facility with up to $35.0 million available for issuance of letters of credit. The Revolving Loan was scheduled to mature in 2016. The interest rate was LIBOR (with no floor) plus a margin of between 2.25% and 2.75% or an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of between 1.25% and 1.75%. Additional penalty interest of 2.00% was payable for periods in which an event of default had occurred. The interest rate on the Revolving Loan was 2.48% at March 30, 2013. The Revolving Loan also required quarterly payments of a commitment fee of 0.375% of the unused balance of the facility.
Availability under the Revolving Loan was $2.8 million at March 30, 2013, which was calculated based on a borrowing base of $45.4 million of eligible receivables, less outstanding letters of credit issued to third parties of $22.4 million and outstanding borrowings under the Revolving Loan of $20.2 million.
The Term Loan and the Revolving Loan contained customary representations and warranties as well as provisions for repayment, guarantees, other security and customary events of default. The Term Loan and the Revolving Loan also provided the lenders security interests in the collateral of the Company. The Revolving Loan had a first lien security interest in the Company’s accounts receivable and inventory, and the Term Loan had a second lien interest in the accounts receivable and inventory and a first lien interest in all other assets of the Company.
The Revolving Loan required the Company to maintain a lock-box with the lender and contained a subjective acceleration clause. In July 2013, the Company refinanced the Revolving Loan on a long-term basis, which permitted the Company to classify as long-term debt, net of current portion, an amount no greater than the $24.8 million of Revolving Loan that was repaid in connection with the refinancing.
Covenants and Defaults
The Term Loan and the Revolving Loan required the Company to be in compliance with specified financial covenants, as defined in each respective agreement, including (i) a Consolidated Leverage Ratio of less than a range of 4.75 – 3.25 to 1.00 (such ratio declining over time); (ii) a Fixed Charge Coverage Ratio of not less than 1.20:1.00 for every fiscal quarter ended after the end of fiscal year 2011; and (iii) certain other covenants related to the operation of the Company’s business in the ordinary course. In the event of noncompliance with the covenants, the lenders were entitled to certain remedies, including accelerated repayment of the Term Loan and the Revolving Loan.
The restatement of the Company’s consolidated financial statements for periods in 2011 and 2012, delays in filing its consolidated financial statements on a timely basis with the SEC and certain misrepresentations by former members of management created events of default and covenant compliance violations under the Term Loan and the Revolving Loan. As a result of the events of default, the Company incurred $0.6 million of penalty interest for the three months ended March 30, 2013, which was applied to the principal balance of the Term Loan.
In the second and third quarters of 2013, the Company entered into a series of forbearance agreements with the lenders under the Term Loan and the Revolving Loan which provided that the lenders would not exercise their rights in response to the covenants compliance violations and events of default. In July 2013, the Company refinanced its long-term debt. Additional information about these events is included in Note 14.

6.    Fair Value Measurements
Assets and Liabilities for which Fair Value is only Disclosed
The carrying values of cash, accounts receivable, accounts payable and financial instruments included in other current assets and other current liabilities are presented in the condensed consolidated balance sheets at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities (Level 2 measurements). The carrying values of capital lease obligations and long-term debt approximate fair value because they bear interest at rates available to the Company for obligations with similar terms and remaining maturities (Level 2 measurements).
Derivative Instruments
Pursuant to the requirements of the Term Loan, the Company maintained interest rate collar agreements covering 50% of the face value of the Term Loan, or $67.5 million at March 30, 2013 and December 31, 2012. These interest rate collar agreements matured in July 2013. The fair value of the interest rate collar agreements was not material to the Company’s condensed consolidated financial statements.
7.    Legal and Regulatory Contingencies
There has been a consolidated class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119. The case alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Subject to certain limitations, the Company is obligated to indemnify its current and former officers in connection with any regulatory or litigation matter. This obligation arises under the terms of the Company’s Amended and Restated Articles of Incorporation, the Company’s Amended and Restated Bylaws and Delaware law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company believes that it is likely that any potential loss exposure above its deductible of $0.3 million would be covered under the related insurance policies. No costs related to these indemnifications were incurred for the three months ended March 30, 2013.
The Company had a FLSA collective action filed against it in February 2008. In October 2012, a judgment was entered for the plantiffs. The judgment has not yet become final and appealable, but the Company intends to appeal it promptly as soon as it does become final and appealable. The Company believes that the potential loss exposure for this action is zero to $3.8 million and that it has accrued adequate reserves for any resulting loss.
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

8.    Stock-Based Compensation
As of March 30, 2013, the Company sponsored three stock-based compensation plans; the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”).
The Plans provide for the grant of restricted stock units (“RSUs”), stock options and certain other stock-based instruments. As of March 30, 2013, a total of 1.8 million shares of the Company’s common stock had been authorized for issuance under the 2009 Plan, of which 0.1 million shares were eligible for the grant of awards. There were no remaining shares authorized or eligible for grant under the 1999 Plan or the 2007 Plan.
During the three months ended March 30, 2013 and March 31, 2012, the Company incurred stock-based compensation expense of $0.8 million and $2.1 million, respectively, as a component of selling, general and administrative expenses. Stock-based compensation expense for the three months ended March 31, 2012 included $1.4 million for the acceleration of RSU vesting related to the separations of the former Chief Executive Officer and the former Executive Chairman.
Plan Activity
The following table presents changes in outstanding stock options, RSUs and restricted shares:

	Stock Options		RSUs		Restricted Shares (Non-Plan)
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	33	$10.42	232	$6.12	192	$2.60
Granted	—	—	332	3.86	—	—
Exercised or vested(1)	—	—	(50)	4.07	(48)	2.60
Cancelled, forfeited or expired	(13)	9.56	(4)	9.42	—	—
Balance at March 30, 2013	20	10.97	510	4.82	144	2.60

(1)	Represents exercises of stock options and vesting of RSUs and restricted shares, pursuant to underlying agreements.
During the three months ended March 30, 2013, the Company granted 208,016 RSUs to management and 124,032 RSUs to members of the Board of Directors as a portion of their compensation for their service on the Board for 2013. During that same period, 48,077 restricted shares vested as scheduled, and the Company entered into an agreement with a former member of senior management entitling him to the immediate vesting of 49,666 RSUs.
9.    Income Taxes
The Company’s effective tax rate differs from the Federal statutory tax rate of 35% primarily because it has not yet achieved profitable operations outside of Canada. As a result, the Company’s non-Canadian deferred tax assets do not satisfy the criteria for realizability, and it has established a full valuation allowance for such assets. In addition, the Company is required to pay incomes taxes in certain states and localities in which it does business.

10.    Discontinued Operations
On December 28, 2012, the Company sold substantially all of the assets of the wireline telecommunications business unit (the “Wireline Group”), a portion of the Engineering and Construction segment, to NX Utilities, LLC (“NX Utilities”). The Company has also closed certain broadband cable fulfillment and wireless service locations. As a result, the results of operations of the Wireline Group and the closed locations have been reclassified as discontinued operations for all periods presented.
The following table presents the results of discontinued operations:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012

Revenues	$1,667	$15,555

Loss from discontinued operations before income taxes	(611)	(1,186)
Income tax expense from discontinued operations	10	743
Loss from discontinued operations	$(621)	$(1,929)
11.    Restatement, Investigation and Related Costs
On April 12, 2013, the Company announced that as a result of an internal investigation conducted by the Audit Committee of the Company’s Board of Directors, with the assistance of outside independent counsel and a forensic accounting firm (the “Audit Committee Investigation”), it was determined that several employees of the Company’s Pinnacle Wireless division engaged in fraudulent activities that resulted in improper revenue recognition. In connection with the Audit Committee Investigation, the former President of the Pinnacle Wireless division and several other employees of the Pinnacle Wireless division were terminated. In addition, the Company’s former Chief Financial Officer, former Chief Accounting Officer and another former finance department employee were terminated.
As a result of the Audit Committee Investigation, the Company concluded that certain previously issued financial statements could no longer be relied upon due to the improper revenue recognition at the Pinnacle Wireless division and certain other errors related to the valuation of contingent consideration, the application of a revenue recognition policy and classification of debt and cash overdrafts. The Company undertook a process to restate those financial statements (the “Restatement”), which it completed with the filing of its 2012 Form 10-K in August 2013.
The Audit Committee Investigation and the Restatement required the Company to incur substantial additional costs for audit fees and other professional services, including the cost of litigation and consultants, a portion of which was recognized during the three months ended March 30, 2013. Such costs are presented as restatement, investigation and related costs on the Company’s condensed consolidated statements of comprehensive income or loss.

12.    Restructuring
During 2012 and 2013, the Company made changes to its management structure in order to align its executive management for continued growth in wireless and fulfillment services. Future payments of approximately $2.6 million will occur primarily in 2013, with some payments extending into 2014. Restructuring charges of $0.5 million for the three months ended March 30, 2013 resulted from the separation of a former member of senior management.
The following table presents the changes in accrued restructuring costs:

(in thousands)	One-Time Termination Benefits

Balance at December 31, 2012	$2,812
Restructuring charges	479
Amounts paid	(730)
Balance at March 30, 2013	$2,561
13.    Segment Reporting
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
The Company evaluates the performance of its operating segments based on several factors, one of which is adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), which is a non-GAAP measure. Management believes that operating income or loss represents the closest GAAP measure to Adjusted EBITDA.
The following table presents selected segment financial information:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Revenues:
Fulfillment	$74,430	$68,857
Engineering and Construction	39,408	17,282
Total	$113,838	$86,139

Operating loss:
Fulfillment	$(102)	$(2,776)
Engineering and Construction	(2,259)	(15,618)
Total	$(2,361)	$(18,394)

14.    Subsequent Events
Issuance of Stock-Based Compensation
As a result of the Audit Committee Investigation, described further in Note 11, the former Chief Financial Officer, former Chief Accounting Officer and former President of Pinnacle Wireless were terminated during the second quarter of 2013, resulting in the forfeiture of 128,750 RSUs. On April 24, 2013 and June 4, 2013, the Company awarded 14,424 and 47,850 RSUs, respectively, to new members of management.
Non-Compliance with NASDAQ Listing Rules
On April 16, 2013, May 20, 2013 and August 26, 2013, the Company received letters from the NASDAQ Stock Market (“NASDAQ”) stating that the Company was not in compliance with NASDAQ listing rules because the Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2012 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2013 and June 29, 2013. The Company submitted to NASDAQ a plan to regain compliance with its listing rules, and NASDAQ advised the Company that it was afforded an exception through October 14, 2013 to regain compliance. Subsequently, on August 12, 2013 the Company filed its Form 10-K for the year ended December 31, 2012. The Company must file Forms 10-Q for the quarterly periods ended March 30, 2013 and June 29, 2013 on or before October 14, 2013 to regain compliance. Because the Securities and Exchange Commission is closed on October 14, 2013 and therefore will not accept filings, the Company will undertake to file the Forms 10-Q early in the morning of October 15, 2013. If the Company is not able to regain compliance within this timeframe, NASDAQ could remove the Company’s common stock from its listings.
Class Action Lawsuit
As discussed further in Note 7, a consolidated class action law suit was filed against the Company and certain of its current and former officers subsequent to March 30, 2013.
Non-Compliance with Term Loan and Revolving Loan
As a result of the findings from the Audit Committee Investigation, the Company experienced events of default under its Term Loan and its Revolving Loan. During the second quarter of 2013 and through the refinancing of its debt in July 2013, the Company entered into a series of forbearance agreements providing for standstill periods with respect to the events of default. Pursuant to those agreements, the Company incurred forbearance fees of 0.50% and 2.50% of the principal amount of the Term Loan, or $0.7 million and $3.3 million, respectively, during the second quarter of 2013, both of which were added to the principal amount of the Term Loan. The Company also paid forbearance fees of $0.2 million during the second quarter of 2013 related to the Revolving Loan. Both of these fees will be recorded as interest expense for the three months ended June 29, 2013.
The Company incurred $1.3 million of penalty interest for the period from October 1, 2012 through March 31, 2013 associated with the events of default, of which $0.7 million and $0.6 million was included in interest expense for the fourth quarter of 2012 and the first quarter of 2013, respectively. Additionally, due to the defaults, the Company paid additional cash interest of $0.9 million on the Term Loan from April 1, 2013 to July 26, 2013.
Refinancing of Revolving Loan
On July 10, 2013, the Company entered into a Revolving Credit and Security Agreement and an Amended and Restated Fee Letter, both dated as of July 10, 2013 and amended on July 25, 2013 (collectively the “New Revolving Loan”), by and among the Company, certain subsidiaries thereof, and Apollo Investment Corporation.
The New Revolving Loan provides for a $75.0 million revolving credit facility. Availability under the New Revolving Loan is calculated by reference to a borrowing base that is determined based on a percentage of eligible receivables, less the maximum amount of all undrawn letters of credit, less such reserves as the agent may reasonably deem necessary, plus an amount not to exceed the Additional Borrowing Base Amount. The Additional Borrowing Base Amount was defined as (i) from July 10, 2013 through October 31, 2013, an amount equal to $30.0 million; (ii) from November 1, 2013 through and including November 30, 2013, an amount equal to $25.0 million; and (iii) thereafter, an amount equal to $20.0 million. The New Revolving Loan may be used for general business purposes and matures on April 15, 2016.

The following table presents the uses of cash proceeds from the New Revolving Loan:

(in thousands)	July 10, 2013
Repayment of previous Revolving Loan	$24,822
Collateralization of letters of credit under previous Revolving Loan	24,716
Payment of accrued interest and fees	261
Additional borrowings for general business purposes	15,201
Cash proceeds from New Revolving Loan	$65,000
In addition to the repayment of the previous Revolving Loan on July 10, 2013, the Company was required to deposit $24.7 million of cash with its former lenders as collateral for $23.9 million of letters of credit issued under the previous Revolving Loan. The cash collateral is repayable to the Company upon transfer of the related letters of credit to the issuing bank pursuant to the terms of the New Revolver, which the Company has the ability and intent to perform within one year.
The following table presents the costs of refinancing the Revolving Loan:

(in thousands)	Amount

Write-off of unamortized deferred financing costs	$465
New costs related to:
Previous lenders and lenders’ counsel	65
Current lenders and lenders’ counsel	3,557
Third parties	1,192
Total costs for refinancing	$5,279
The Company may draw on the New Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. The interest rate on the New Revolving Loan is LIBOR (with a floor of 1.00%) plus a margin of 9.25% or an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.25%. The Revolving Loan is subject to a commitment fee of 2.00% on the Maximum Revolving Advance Amount less the sum of (i) average daily unpaid balance of revolving advances; and (ii) the maximum undrawn amount of all outstanding letters of credit. Letters of credit up to $35.0 million may be issued pursuant to the New Revolving Loan at an annual interest rate equal to 9.00%. However, all issued and outstanding letters of credit reduce the availability on a dollar for dollar basis.
The New Revolving Loan contains customary representations and warranties as well as provisions for repayment, guarantees and other security. Specifically, the New Revolving Loan provides the Revolving Lenders with security interests in the collateral of the Company and certain subsidiaries thereof. The New Revolving Loan also contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods) including, but not limited to, nonpayment of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
The New Revolving Loan requires the Company and certain subsidiaries thereof to be in compliance with specified covenants, including (i) a “Fixed Charge Coverage Ratio” (as such term is defined in the Revolving Credit Agreement) of not less than 1.2 to 1.0 for every fiscal quarter ended from and after the fiscal quarter ending March 31, 2014; and (ii) certain other covenants related to the operation of the Company’s business in the ordinary course. In the event of noncompliance with the financial covenant and other defined events of default, the Revolving Lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan.
Pursuant to its receipt of a commitment letter from Apollo for the New Revolving Loan, the Company paid a commitment fee equal to 4% of the aggregate amount of the commitment under the New Revolving Loan, which totaled $3.0 million. An exit fee equal to 1% of the aggregate commitment under the New Revolving Loan is payable if the obligations under the New Revolving Loan are not paid in full and the New Revolving Loan is not voluntarily terminated within one year, and subject to certain other conditions set forth in the Amended and Restated Fee Letter.

Amendment of Term Loan and Issuance of Warrants
Effective July 25, 2013, the Company entered into a Second Amendment and Limited Waiver to Credit Agreement (together with the Term Loan, the “Amended Term Loan”). In addition to waiving various historical events of default, the Amended Term Loan:

•
Charged a higher interest rate, payable in cash at a rate equal to either LIBOR (with a floor of 1.50%) plus a margin of 9.50% or an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.50%, plus in either case “PIK interest” to be added to the principal balance of the term loan at an annual rate equal to 4.00% of the outstanding balance.

•
Modified the mandatory prepayments of annual Excess Cash Flow (“ECF”), as defined to (i) increase the rate from 50% to 75% of ECF paid annually until the Consolidated Leverage Ratio is below 2.50:1.00, at which point the rate will decrease to 50%; and (ii) increased the minimum liquidity floor to $10 million (for the 2013 calculation payable in 2014) after giving effect to such payment of ECF.

•	Reduced the maximum allowable outstanding principal for capital lease obligations to $15.0 million.

•
Limited capital expenditures (excluding expenditures related to capital leases) to a maximum of (i) $7.0 million for the 2013 fiscal year; and (ii) $8.0 million per annum for each fiscal year thereafter, provided that up to 100% of such amount in 2013 or the years thereafter, if not so expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next succeeding fiscal year.

•	Modified financial covenants for the Consolidated Leverage Ratio and Fixed Charge Coverage Ratio as follows:

	Consolidated Leverage Ratio	Fixed Charge Coverage Ratio
Twelve months ending:
September 30, 2013	5.65:1.00	1.29:1.00
December 31, 2013	4.90:1.00	1.32:1.00
March 31, 2014	4.87:1.00	1.25:1.00
June 30, 2014	4.26:1.00	1.31:1.00
September 30, 2014	4.11:1.00	1.32:1.00
December 31, 2014	3.94:1.00	1.38:1.00
Thereafter, the Consolidated Leverage Ratio decreases over time and the Fixed Charge Coverage Ratio increases over time to final ratios of 1.65:1.00 and 2.82:1.00, respectively, for the twelve month period ending December 31, 2017.
The Amended Term Loan will continue to mature on April 15, 2018. The following table presents the rollforward of outstanding borrowings under the Term Loan and the Amended Term Loan from December 31, 2012 to the effective date of the amendment:

(in thousands)	Amount

Outstanding at December 31, 2012	$132,973
Forbearance fees (0.5% and 2.5%)	4,031
Noncash penalty interest added to Term Loan	1,339
Scheduled principal payments	(623)
Second amendment waiver and amendment fee (2%)	2,754
Outstanding at July 25, 2013	$140,474
In connection with the forbearance agreements, the Company added to the principal of the Term Loan the 0.5% and 2.5% forbearance fees totaling $4.0 million, which were incurred during the three months ended June 29, 2013, and penalty interest of $1.3 million, of which $0.7 million and $0.6 million were incurred during the three months ended December 31, 2012 and March 30, 2013, respectively. The Company also paid its scheduled principal payments of $0.6 million. In connection with the amendment, the lenders also received a waiver and amendment fee equal to 2.00% of the outstanding loan balance, or $2.8 million, which was added to the principal of the Amended Term Loan.

The following table presents the costs related to the amendment of the Term Loan in the third quarter of 2013:

(in thousands)	Amount

Write-off of unamortized deferred financing costs	$2,693
Write-off of unamortized debt discount	3,025
New costs related to:
Lenders and lenders’ counsel	2,998
Third parties	1,717
Total costs for refinancing	$10,433
In connection with the Amended Term Loan, the Company issued warrants to its lenders, exercisable at $0.01 per share, for 3.8 million shares of the Company’s common stock, an amount equal to 19.99% of the shares outstanding prior to the effective date of the Amended Term Loan.
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
Letter from DIRECTV, LLC
On May 16, 2013 the Company announced that its subsidiary, DirectSat USA, LLC, had received a letter from DIRECTV, LLC providing 180-day notice of the termination of its master services agreement with DirectSat, effective November 8, 2013. Shortly following the receipt of the notice, DirectSat entered into a termination withdrawal agreement with DirectTV providing that the notice of termination would be automatically withdrawn upon the satisfaction of certain conditions. On July 25, 2013, DIRECTV, LLC formally withdrew its notice of termination after the Company notified it that the Company had satisfied all conditions requested in the withdrawal agreement.
Skylink Earn-out
The Company has not yet paid $6.0 million that was due to the sellers of Skylink on May 31, 2013, consisting primarily of amounts due for the second earn-out. However, the obligation to make this payment required certain conditions to be met, including compliance with debt covenants which occurred on July 25, 2013 and minimum levels of liquidity after giving effect to such payments, which have not yet occurred. Beginning on May 31, 2013 this obligation accrues interest at an amount equal to 10% per annum and contains an optional equity conversion right permitting the conversion of unpaid amounts into a maximum of 3,715,915 shares of the Company’s common stock, which amount is equal to 19.9% of the number of shares outstanding as of September 13, 2012, the date of the purchase agreement for the acquisition of Skylink. The conversion price would be calculated based on the 20-day trailing volume-weighted average of the closing prices of the common stock as of the date of the conversion. Any unpaid amounts not so converted would remain payable in cash.
Claim from NX Utilities
On July 15, 2013, NX Utilities submitted a request to reconcile and resolve the final payment associated with the Wireline Sale Agreement including transactions that had occurred subsequent to the sale. The claim related to the Wireline Group’s assets (less liabilities transferred) that were transferred by the Company to NX Utilities in December 2012, and the Company has recorded its best estimate of the liability to the buyers. The Company believes that neither this liability nor any additional liability that may result from the final reconciliation is material to its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read together with our condensed consolidated financial statements and their notes included elsewhere in this Form 10-Q. Unless the context otherwise requires, references to “we,” “us,” “our” and the “Company” refer to UniTek Global Services, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. These forward-looking statements can be identified by the use of such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “would,” “is likely to,” or “is expected to” and other similar terms. They may include comments about liquidity, potential transactions, competition within our industry, concentration of customers, loss of customers, long-term receivables, availability of capital, legal proceedings, fluctuation in interest rates, governmental regulations, and other statements contained herein that are not historical facts.
There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from (among other factors):

•
the substantial accounting, legal and other expenses resulting from the Audit Committee’s investigation of certain matters and the restatement of our financial reports, as described more fully in our 2012 Annual Report on Form 10-K (“Form 10-K”);

•	the outcome of legal proceedings to which we are or may become a party, including a class action law suit described in the “Legal Proceeding” section, if not fully covered by insurance;

•	the potential for additional litigation and governmental enforcement action resulting from the improper accounting practices;

•	our disclosure controls and procedures, which were ineffective as of March 30, 2013, because of the material weaknesses in our internal control over financial reporting described in the Form 10-K;

•	our use of the percentage-of-completion method to account for revenue is subject to assumptions and variations of actual results from our assumptions may impact our profitability;

•	our continued ability to service our corporate indebtedness;

•	our ability to comply with the financial covenants under our debt agreements including maintaining certain ratios between earnings and debt;

•	the uncertainty regarding the adequacy of capital resources, including liquidity, and potential limited access to additional financing;

•	our success of converting unbilled receivables to invoices and collecting on such invoices;

•	general economic or business conditions nationally and in our primary markets;

•	the consolidation of our vendors, customers and competition;

•	75% of our revenues for 2012 were received from our three largest customers, including 43% from our largest single customer;

•
the fact that many of our largest customers have the right to either terminate their contract, or reduce the amount of work that we will perform under their contract, on relatively short notice, with or without cause;

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
If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those factors described directly above and those described in Part I, Item 1A - Risk Factors, of our Form 10-K. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements. We undertake no obligation to publicly revise or update such forward-looking statements, except as required by law.

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
The following table presents customer concentration information as a percentage of revenues:

	Three Months Ended
	March 30, 2013	March 31, 2012	Primary Segment

Revenues from top ten customers	>90%	>90%
Revenues from significant customers:
DIRECTV	41%	51%	Fulfillment
AT&T	18%	5%	Engineering & Construction
Comcast	12%	19%	Fulfillment
We have longstanding relationships with many of our customers and often provide services under master service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively impacted if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects.
We have actively pursued a diversification and expansion strategy in our operations in the markets we serve. Our strategy has enabled us to grow and scale our business units across a diversified set of customers, geographies and end markets by executing to the highest performance standards. We intend to leverage our performance, commitment to technology and shared services platform to continue to grow our revenues and profitability.
Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates disclosed in our most recently filed Form 10-K.

Summary of Financial Condition and Results of Operations
Overview
The following section presents our discussion and analysis of our financial condition and results of operations for the three months ended March 30, 2013 compared to March 31, 2012. We have derived this data from our consolidated financial statements and other financial information included elsewhere in this report.
We report our results in two segments based on the services that we provide and the industries that we serve:

•
Our Fulfillment segment provides comprehensive installation and fulfillment services to customers in the satellite television and broadband cable industries. Revenues in this segment are primarily recurring in nature and based on predetermined rates for each type of service performed. Our two most significant customers for this segment for the three months ended March 30, 2013 were DIRECTV and Comcast.

•
Our Engineering and Construction segment provides infrastructure services, systems integration for public safety and land mobile radio applications, construction and project management services to customers in the wireless telecommunications and public safety industries. Revenues in this segment are primarily contract-based and are recognized primarily using the percentage-of-completion method using estimated costs incurred to-date or milestones achieved to measure progress towards completion. Our two most significant projects for this segment for the three months ended March 30, 2013 were awarded by AT&T, where we construct and upgrade wireless towers in a significant region of the northeastern United States, and by Five Star Electric and Eaton Electric, where we are designing and constructing an integrated public safety communications system at the World Trade Center.

Historical Results
We have experienced organic growth by winning new projects from our wireless customers and capturing additional market share from our broadband cable fulfillment competitors. Since September 14, 2012, the results of our Fulfillment segment also include the acquisition of Skylink LTD (“Skylink”), a provider of satellite fulfillment services in Indiana, Ohio and West Virginia.
Our results of operations also reflect actions we have taken to align our operations with what we perceive as our customers’ most significant areas of growth. These areas of growth include (i) growing consumer demand for wireless bandwidth and technological improvements; (ii) the continuing need for best-in-class fulfillment services by our satellite television customers; and (iii) vendor consolidation by broadband cable service providers. In order to concentrate our presence in these areas of growth, we sold our wireline telecommunications business unit (the “Wireline Group”) during the fourth quarter of 2012. We have also closed certain broadband cable fulfillment and wireless service locations that reside outside of the geographic regions where we expect the greatest amount of growth.
On April 12, 2013, the Company announced that as a result of an internal investigation conducted by the Audit Committee of the Company’s Board of Directors, with the assistance of outside independent counsel and a forensic accounting firm (the “Audit Committee Investigation”), it was determined that several employees of the Company’s Pinnacle Wireless division engaged in fraudulent activities that resulted in improper revenue recognition. As a result of the Audit Committee Investigation, the Company concluded that certain previously issued financial statements could no longer be relied upon due to the improper revenue recognition at the Pinnacle Wireless division and certain other errors related to (i) the valuation of contingent consideration; (ii) the application of a revenue recognition policy; and (iii) classification of debt and cash overdrafts. The Company undertook a process to restate those financial statements (the “Restatement”), which it completed with the filing of its 2012 Form 10-K in August 2013.
The Audit Committee Investigation and the Restatement required the Company to incur substantial costs for professional services and consultants, a portion of which was recognized during the three months ended March 30, 2013. Such costs are presented as restatement, investigation and related costs in our discussion and analysis of results of operations.

Trends and Uncertainties
This discussion and analysis may not be indicative of our future financial condition or results of operations as a result of the following trends and uncertainties, which could materially impact our results of operations and financial condition in future periods:

•
Our ability to bid on new engineering and construction projects was limited during the second and third quarters of 2013 as a result of our restatement and the delayed issuance of our 2012 financial statements;

•
Our relationships with our customers and vendors may have been harmed as a result of our restatement, the delayed issuance of our 2012 financial statements and our inability to pay our vendors timely. This in turn could harm our ability to maintain business with existing customers, to attract new customers and to maintain the insurance, bonding and other requirements required by our customers. For example, one of our most significant customers, AT&T, has reduced the amount of wireless construction work that we will be performing for them, the impact of which is expected to be approximately $21 million in total and will impact our results beginning in the third quarter of 2013;

•
We incurred significant costs to complete the Audit Committee Investigation and the restatement of our financial statements, the majority of which were incurred during the second and third quarters of 2013. We estimate that the total cost will be between $7 million and $8 million, of which $1.4 million has been incurred through March 30, 2013;

•
We incurred significant costs to refinance our debt during the third quarter of 2013, including the issuance to our lenders of warrants to purchase up to 3.8 million shares of our common stock at $0.01 per share. Our debt now includes higher rates of interest and other fees compared to our previous debt:

◦
The interest rate paid in cash for the Amended Term Loan was increased by 200 basis points (for Eurodollar, or LIBOR rate loans) as compared to the interest rate paid in cash in 2012, and was the same rate paid in cash during the second quarter of 2013. An additional payment in kind (“PIK”) interest rate of 400 basis points was added effective July 2013, which increases the amount of the loan balance but is not paid in cash until the full principal on the loan is repaid;

◦
The interest rate on the New Revolving Loan was increased by approximately 675 basis points (for Eurodollar, or LIBOR rate loans) as compare to the revolver outstanding during 2012, and 475 basis points higher than the interest rate paid during the period of default on our Revolving Credit Agreement that was refinanced on July 10, 2013; and

•
The Company had a FLSA collective action filed against it in February 2008. In October 2012, a judgment was entered for the plantiffs. The judgment has not yet become final and appealable, but the Company intends to appeal it promptly as soon as it does become final and appealable. The Company believes that the potential loss exposure for this action is zero to $3.8 million and that it has accrued adequate reserves for any resulting loss.

•
We need to improve our management of working capital within our wireless construction business, which if not managed well, could require us to borrow additional amounts. This in turn may reduce our profitability, cause us to become ineligible for new borrowings, and/or cause us to default on our debt.

Non-GAAP Financial Measurements
As appropriate, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that we believe are useful to investors in assessing our performance. The non-GAAP financial measurement referenced in this discussion and analysis is earnings before interest, taxes, depreciation and amortization, adjusted for certain items described below (“Adjusted EBITDA”). This measurement should not be considered in isolation or as a substitute for reported net income or loss but rather as an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the provided reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
Adjusted EBITDA is a key indicator used by our management to evaluate operating performance of our continuing operations and to make decisions regarding compensation and other operational matters as well as by our investors and lenders in evaluating our performance. While this Adjusted EBITDA is not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles, or GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies or from required calculations pursuant to our loan agreements. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. Adjusted EBITDA is our EBITDA adjusted for discontinued operations, stock-based compensation and other unusual or non-recurring costs, including the costs associated with the Restatement, the Audit Committee Investigation and related costs.

Results of Operations — Comparison of Three Months Ended March 30, 2013 and March 31, 2012
The following table summarizes our results of operations:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012

Revenues	$113,838	$86,139
Cost of revenues	95,251	73,416
Gross profit	18,587	12,723
Selling, general and administrative expenses	13,138	12,306
(Income) expense related to contingent consideration	(114)	8,410
Restructuring charges	479	4,009
Restatement, investigation and related costs	1,398	—
Depreciation and amortization	6,047	6,392
Operating loss	(2,361)	(18,394)
Interest expense	4,634	3,000
Other income, net	(12)	(234)
Loss from continuing operations before income taxes	(6,983)	(21,160)
Income tax expense (benefit)	60	(68)
Loss from continuing operations	(7,043)	(21,092)
Loss from discontinued operations	(621)	(1,929)
Net loss	$(7,664)	$(23,021)

Adjusted EBITDA	$6,296	$2,549
Revenues
Revenues increased $27.7 million, or 32.2%, to $113.8 million from $86.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively. For the Fulfillment segment, revenues increased $5.6 million, or 8.1%, to $74.4 million from $68.9 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase in revenues was primarily attributable to the impact of the Skylink acquisition ($7.1 million), partially offset by lower volume from our cable fulfillment customers. For the Engineering and Construction segment, revenues increased $22.1 million, or 128.0%, to $39.4 million from $17.3 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase was primarily attributable to revenue growth from our AT&T projects in the northeastern United States ($16.5 million).
We were notified in the second quarter of 2013 by AT&T that they would reduce the amount of wireless construction work that we forecasted we would perform for them, the impact of which is expected to be approximately $21 million less than such forecast for 2013.
Gross Profit
Gross profit increased $5.9 million, or 46.1%, to $18.6 million from $12.7 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Gross margin increased to 16.3% compared to 14.8% for the three months ended March 30, 2013 and March 31, 2012, respectively. For the Fulfillment segment, gross margin decreased to 17.9% compared to 18.3% for the three months ended March 30, 2013 and March 31, 2012, respectively, due to revenue mix within the satellite markets. For the Engineering and Construction segment, gross margin increased to 13.4% compared to 0.6% for the three months ended March 30, 2013 and March 31, 2012, respectively, due to growth from our AT&T projects in the northeastern United States.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.8 million, or 6.8%, to $13.1 million from $12.3 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Increases of $2.4 million were attributable to a higher provision for doubtful accounts, due to the increased mix of receivables from our Engineering and Construction segment, as well as higher insurance, personnel and professional expenses, partially offset by lower stock-based compensation of $1.3 million. Stock-based compensation expense for the three months ended March 31, 2012 included $1.4 million related to the accelerated vesting of RSUs held by our former Chief Executive Officer and former Executive Chairman of the Board in accordance with the terms of their employment agreements.
Income or Expense related to Contingent Consideration
We recognized negligible expense related to contingent consideration during the three months ended March 30, 2013. Expense related to contingent consideration was $8.4 million for the three months ended March 31, 2012. The expense was related to the remeasurement of contingent consideration to fair value at each period end, which was related to the acquisition of Pinnacle Wireless, Inc. (“Pinnacle”). Using information then available, the estimated fair value of the Pinnacle earn-out increased based on (i) the revised EBITDA forecast for the twelve months ended March 30, 2013; and (ii) the provisions of the asset purchase agreement for Pinnacle regarding the calculation of the earn-out for that period, resulting in the recognition of expense.
Restructuring Charges
Restructuring charges were $0.5 million and $4.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The charges for the three months ended March 30, 2013 were related to the separation of a former member of senior management. The charges for the three months ended March 31, 2012 were related to the separation of our former Chief Executive Officer and the elimination of certain management positions including the former Executive Chairman.
Restatement, Investigation and Related Costs
Investigation and related costs were $1.4 million for the three months ended March 30, 2013. We incurred significant costs to complete the Audit Committee Investigation and the restatement of our financial statements, the majority of which were incurred during the second and third quarters of 2013. We estimate that the total cost will be between $7 million and $8 million. No such costs were incurred during the three months ended March 31, 2012.
Depreciation and Amortization
Depreciation and amortization decreased $0.3 million, or 5.4%, to $6.0 million from $6.4 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The decrease was driven by lower amortization of $0.2 million which was caused by intangible assets reaching the end of their amortizable lives, partially offset by new amortization from the intangible assets acquired from Skylink.
Interest Expense
Interest expense increased $1.6 million, or 54.5%, to $4.6 million from $3.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase was caused by penalty interest of $0.6 million associated with the events of default under our debt agreements and higher average debt outstanding. During the second and third quarters of 2012 the Company exercised its right to increase borrowings under the Term Loan by $35.0 million in aggregate. In July 2013, the Company refinanced its long-term debt at a substantially higher cost of borrowing due to fees and a higher rate of interest, as previously discussed.

Income Tax Expense or Benefit
Income tax expense or benefit was not material to our results of operations for the three months ended March 30, 2013 and March 31, 2012. Our effective tax rate differs from the Federal statutory tax rate of 35% primarily because we have not yet achieved profitable operations outside of Canada. As a result, our non-Canadian deferred tax assets do not satisfy the criteria for realizability, and we have established a full valuation allowance for such assets. In addition, we are required to pay incomes taxes in certain states and localities in which we do business.
Income or Loss from Discontinued Operations
Loss from discontinued operations decreased $1.3 million, or 67.8%, to $0.6 million from $1.9 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The decrease was caused by our sale of the Wireline Group in the fourth quarter of 2012, the results of which were included in loss from discontinued operations for the three months ended March 31, 2012.
Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012

Net loss	$(7,664)	$(23,021)
Loss from discontinued operations	621	1,929
Income tax expense (benefit)	60	(68)
Depreciation and amortization	6,047	6,392
Restructuring charges	479	4,009
Restatement, investigation and related costs	1,398	—
Interest expense	4,634	3,000
(Income) expense related to contingent consideration	(114)	8,410
Stock-based compensation	767	2,065
Transaction costs	80	67
Other income, net	(12)	(234)
Adjusted EBITDA	$6,296	$2,549
Adjusted EBITDA increased $3.7 million, or 147.0%, to $6.3 million from $2.5 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The increase was caused by an increase of $5.9 million in gross profit, partially offset by an increase in selling, general and administrative expenses of $2.1 million excluding the effect of stock-based compensation and transaction costs.

Liquidity and Capital Resources
Overview
At March 30, 2013, our liquidity included cash of $1.4 million. Availability under our revolving credit facility was $2.8 million at March 30, 2013, which was calculated based on a borrowing base of $45.4 million of eligible receivables, less outstanding letters of credit issued to third parties of $22.4 million and outstanding borrowings under the Revolving Loan of $20.2 million.
Our primary sources of cash are from our operations and from borrowings under loan arrangements. Our primary uses of cash are for (i) contractual obligations to service our debt, make required payments under our vehicle fleet, facility and other leases, and other contractual obligations including required earn-out payments for completed acquisitions; and (ii) other needs for cash that are necessary to run our business, such as investing in working capital to support our business requirements, providing collateral for our insurance policies in the form of letters of credit, and funding capital expenditures. Historically, we have also used cash to acquire businesses. Ordinarily, we had not held significant amounts of cash or cash equivalents because our daily net cash flows had been applied directly to the outstanding balance of our revolving credit facility prior to the new revolving credit facility that we entered into in July 2013.
During the three months ended March 30, 2013, the most significant factors impacting our liquidity were as follows:

•
Our greatest sources of cash were from reductions in working capital. During the three months ended March 30, 2013, we had $6.4 million of working capital decreases, which was the result of a $15.5 million decrease in accounts receivable caused by a prepayment made by one of our customers, partially offset by a $8.3 million decrease in accounts payable and accrued expenses due to timing of vendor payments.

•
Our greatest uses of cash were to repay borrowings and pay interest. During the three months ended March 30, 2013, we made net repayments of $6.7 million under our revolving credit facilities and repaid $1.8 million of capital lease obligations. We also paid $3.5 million of interest.

•
Availability under our revolving credit facility decreased by $10.1 million, which was caused by the cash proceeds in late 2012 from the sale of the Wireline Group and the reduction of eligible receivables comprising our borrowing base, which was partially offset by a reduction in borrowings outstanding. Cash on hand also decreased by $2.4 million.

As of the date of this filing, we expect to have liquidity in excess of $10.0 million, including availability on our New Revolving Loan and cash on hand. Our liquidity varies on a daily basis depending upon:

•	The timing of collections from customers, which are significant and generally have been consistently paid;

•	Payroll for our employees, which is paid for the majority of employees on a biweekly basis;

•	Payments to subcontractors, vendors and other service providers for operating costs and capital expenditures; and

•	Debt service costs, including monthly payments of interest on our amended term loan and New Revolving Loan as well as quarterly amortization.
Our liquidity in the future is impacted by the terms of our debt agreements. In particular, our New Revolving Loan contains an Additional Borrowing Base Amount, or “Over-advance”, of $30.0 million of our eligible receivables through October 31, 2013, which decreases to $25.0 million on November 1, 2013 and $20.0 million on December 1, 2013. Currently, we have the ability to borrow up to the full $75.0 million availability on our New Revolving Loan, less amounts outstanding pursuant to letters of credit issued under such agreement. To the extent we have eligible receivables, as defined in the New Revolving Loan, that are below $50.0 million as of November 1, 2013 and $55.0 million as of December 1, 2013, we will have availability of less than $75 million on or after those dates.

Trends and Uncertainties
This discussion and analysis may not be indicative of our future liquidity or capital resources as a result of the following trends and uncertainties, which could materially impact our future liquidity and capital resources in future periods:

•
As a result of the findings from the Audit Committee Investigation, we experienced events of default under our Term Loan and our Revolving Loan. During the second quarter of 2013 and through the refinancing of our debt in July 2013, we entered into a series of forbearance agreements providing for standstill periods with respect to the events of default. In July 2013, we entered into a new revolving credit agreement and amended our term loan agreement which significantly increased our liquidity but at a substantially higher cost of borrowing due to fees and a higher rate of interest, as previously discussed. Additionally, we issued warrants to our lenders, exercisable at $0.01 per share, for 3.8 million shares of the Company’s common stock.

•
We need to improve our management of working capital within our wireless construction business, which if not managed well could require us to borrow additional amounts, which would reduce our profitability, or cause us to become ineligible for new borrowings or default on our debt, or both.

•	We must improve our ability to retain key subcontractors for future work.

•	It is uncertain when we will be required to pay the final portion of the earn-out for the acquisition of Skylink, pursuant to the terms of the purchase agreement.
Our future liquidity and capital resources could also be impacted by trends and uncertainties surrounding our results of operations, as discussed elsewhere in this discussion and analysis.

Discussion and Analysis of Historical Cash Flows – Comparison of Three Months ended March 30, 2013 and March 31, 2012
The following table summarizes our historical cash flows:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Net cash provided by (used in):
Operating activities	$6,600	$(8,597)
Investing activities	(312)	(2,359)
Financing activities	(8,770)	15,039
Cash Flows from Operating Activities
Cash flows from operating activities increased by $15.2 million for the three months ended March 30, 2013. The changes in operating cash flows were driven by changes in working capital and, to a lesser extent, changes in net cash flows with customers, vendors and employees as represented by Adjusted EBITDA.
We collected $6.4 million of net working capital during the three months ended March 30, 2013 compared to investments in net working capital of $6.9 million for the comparable period of 2012, a total improvement of $13.3 million in operating cash flows. Contributing to the overall improvement was $8.6 million of higher cash flows from accounts receivable, net, driven by a prepayment made by one of our customers. In addition, our cash flows from accounts payable improved by $5.6 million due to timing of payments to our vendors.
In addition to the above, Adjusted EBITDA from continuing operations increased $3.8 million. For additional information, refer to our discussion and analysis of our results of operations.
Cash Flows from Investing Activities
Cash flows from investing activities increased by $2.0 million for the three months ended March 30, 2013, which was driven primarily by lower capital expenditures of $1.3 million. In addition, $0.9 million of cash was restricted for the acquisition of a business during the three months ended March 31, 2012.
Cash Flows from Financing Activities
Cash flows from financing activities decreased by $23.8 million for the three months ended March 30, 2013. The decrease in cash flows was driven by changes in borrowings under our revolving credit facilities. As a result of the increase in cash flows from working capital, we were able to make net repayments of $6.7 million of borrowings under our revolving credit facility during the three months ended March 30, 2013, compared to net borrowings of $18.5 million during the three months ended March 31, 2012.

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
As explained in greater detail under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, at December 31, 2012, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, which have not yet been remediated, we concluded that our disclosure controls and procedures were not effective as of March 30, 2013. Notwithstanding the existence of the material weaknesses, each of our Chief Executive Officer and Chief Financial Officer has concluded that the consolidated financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Management’s Plan for Remediation
Management is committed to the implementation of a plan to address the material weaknesses and to ensure each area affected by a material control weakness is adequately remediated. These remediation efforts, summarized below, portions of which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment:

•
Management will implement an enhanced review process at the corporate level wherein systematic review of the status of in-process contracts and evaluation of the assumptions, estimates and other information used to recognize revenues to-date will take place. In December 2012, we completed the implementation of our Oracle ERP system at the Pinnacle Wireless division, which we view as an integral part of the design and implementation of new transaction-level controls responsive to certain issues noted above. Further, we have begun an evaluation of our relevant accounting policies and processes to ensure that they are documented and standardized across the Company, circulated to the appropriate constituencies and reviewed and updated on a periodic basis.

•
The Internal Audit function’s direct reporting responsibility to the Audit Committee and the Board of Directors has been emphasized and is now monitored by the General Counsel / Chief Compliance Officer. Further, in August 2013 the Company engaged a nationally-recognized internal audit firm to provide the Company additional internal audit professionals qualified and experienced in internal audit standards of practice.

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

•
In addition to our new Chief Financial Officer and Vice President and Corporate Controller, the Company has engaged and is in the process of recruiting fully qualified, appropriately credentialed candidates to take certain finance and accounting positions in both the corporate office and in the Engineering and Construction segment. These candidates will possess an appropriate level of accounting knowledge, experience, and training in the application of GAAP, including the application of the percentage-of-completion method of accounting, and will have the appropriate reporting responsibilities to corporate management.

When fully implemented and operational, management believes the measures described above will remediate the material weaknesses identified and strengthen internal control over financial reporting. However, there can be no assurance at this time that our disclosure controls and procedures will be effective at December 31, 2013. The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address the material weaknesses or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings
There has been a consolidated class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119. The case alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Subject to certain limitations, the Company is obligated to indemnify its current and former officers in connection with any regulatory or litigation matter. This obligation arises under the terms of the Company’s Amended and Restated Articles of Incorporation, the Company’s Amended and Restated Bylaws and Delaware law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred.
The Company had a FLSA collective action filed against it in February 2008. In October 2012, a judgment was entered for the plantiffs. The judgment has not yet become final and appealable, but the Company intends to appeal it promptly as soon as it does become final and appealable. The Company believes that the potential loss exposure for this action is 0 to $3.8 million and that it has accrued adequate reserves for any resulting loss.
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

Item 1A.	Risk Factors
There have been no material changes to any of the risk factors disclosed in our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in the Company’s 2012 Form 10-K, on July 16, 2012, Rocco Romanella, Chief Executive Officer, was granted 192,307 unregistered securities pursuant to an inducement grant. On January 16, 2013, 48,077 of these securities vested. Such unregistered securities were granted pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The grant was approved by the Compensation Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
(a) Exhibits

		10.1
First Amendment to Home Services Provider Agreement, entered into as of January 1, 2013, between DIRECTV, LLC and DirectSat USA, LLC (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 12, 2013.)

+		31.1	Certification of the Chief Executive Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
+		31.2	Certification of the Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	*	32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
	*	101.INS	XBRL Instance Document
	*	101.SCH	XBRL Taxonomy Extension Schema
	*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*	101.LAB	XBRL Taxonomy Extension Label Linkbase
	*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	*	101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITEK GLOBAL SERVICES, INC.

Date:	October 15, 2013	By:	/s/ Rocco Romanella
Rocco Romanella
Chief Executive Officer
(Principal Executive Officer)

Date:	October 15, 2013	By:	/s/ Andrew J. Herning
Andrew J. Herning
Chief Financial Officer
(Principal Financial Officer)