Form 10-Q
period 2013-06-29
UniTek Global Services, Inc.
filed 2013-10-15
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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
Quarterly Report on Form 10-Q

i

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements
UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	June 29, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,380	$3,836
Accounts receivable, net of allowances	91,798	102,490
Inventories	16,455	15,266
Other current assets	4,827	7,560
Total current assets	122,460	129,152
Property and equipment, net of accumulated depreciation of $48,890 and $41,953	19,901	26,393
Amortizable intangible assets, net (includes amortizable customer relationships, net, of $34,862 and $38,090)	38,151	42,013
Goodwill	121,872	121,920
Other assets, net	7,649	6,925
Total assets	$310,033	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,213	$3,450
Current portion of capital lease obligations	5,941	7,688
Accounts payable	44,108	48,845
Accrued insurance	18,046	16,248
Accrued compensation and benefits	9,543	9,766
Other current liabilities	27,351	27,361
Total current liabilities	107,202	113,358
Long-term debt, net of current portion	154,746	153,014
Long-term capital lease obligations, net of current portion	7,014	8,040
Other liabilities	6,967	3,688
Total liabilities	275,929	278,100

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20,000 shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200,000 shares authorized, 18,965 and 18,736 issued and outstanding)	—	—
Additional paid-in capital	261,212	260,077
Accumulated other comprehensive income	94	57
Accumulated deficit	(227,202)	(211,831)
Total stockholders’ equity	34,104	48,303
Total liabilities and stockholders’ equity	$310,033	$326,403
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenues	$121,187	$100,046	$235,025	$186,185
Cost of revenues	99,116	81,417	194,367	154,833
Gross profit	22,071	18,629	40,658	31,352
Selling, general and administrative expenses	11,771	10,085	24,909	22,391
Expense (income) related to contingent consideration	—	1,667	(114)	10,077
Restructuring charges	—	797	479	4,806
Restatement, investigation and related costs	3,668	—	5,066	—
Depreciation and amortization	5,213	6,697	11,260	13,089
Operating income (loss)	1,419	(617)	(942)	(19,011)
Interest expense	8,907	3,613	13,541	6,613
Other expense (income), net	5	(836)	(7)	(1,070)
Loss from continuing operations before income taxes	(7,493)	(3,394)	(14,476)	(24,554)
Income tax expense	116	90	176	22
Loss from continuing operations	(7,609)	(3,484)	(14,652)	(24,576)
Loss from discontinued operations, net of income taxes	(98)	(1,970)	(719)	(3,899)
Net loss	$(7,707)	$(5,454)	$(15,371)	$(28,475)
Other comprehensive income or loss:
Foreign currency translation	20	—	37	41
Comprehensive loss	$(7,687)	$(5,454)	$(15,334)	$(28,434)

Net loss per share – basic and diluted:
Continuing operations	$(0.40)	$(0.19)	$(0.77)	$(1.40)
Discontinued operations	(0.01)	(0.10)	(0.04)	(0.22)
Total	$(0.41)	$(0.29)	$(0.81)	$(1.62)

Weighted average shares of common stock outstanding – basic and diluted	18,996	18,629	18,966	17,587
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012

Net cash provided by (used in) operating activities	$10,983	$(2,683)

Cash flows from investing activities:
Acquisition of property and equipment	(1,267)	(2,912)
Proceeds from sale of property and equipment	259	1,607
Cash paid for acquisition of businesses, net of cash acquired	—	(2,858)
Net cash used in investing activities	(1,008)	(4,163)

Cash flows from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(1,206)	12,447
Proceeds from long-term debt, net of debt discount	—	19,200
Repayment of long-term debt	(623)	(250)
Repayment of capital leases	(2,773)	(6,255)
Payment of contingent consideration	—	(17,980)
Payment of financing fees	—	(514)
Other financing activities	(22)	(194)
Net cash (used in) provided by financing activities	(4,624)	6,454

Effect of exchange rate on cash and cash equivalents	193	100
Net increase (decrease) in cash and cash equivalents	5,544	(292)
Cash and cash equivalents at beginning of period	3,836	533
Cash and cash equivalents at end of period	$9,380	$241

Supplemental cash flow information:
Interest paid	$7,859	$3,105
Income taxes paid	387	784

Significant non-cash investing and financing activities:
Fair value of equity paid for acquisition	$—	$5,789
Acquisition of property and equipment financed by capital leases	—	3,676
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of UniTek Global Services, Inc. and its subsidiaries (“UniTek” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly its results of its operations and cash flows at the dates and for the periods indicated. All intercompany transactions and balances among subsidiaries have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year.
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
Net Income or Loss per Share
During the three months ended June 29, 2013 and June 30, 2012, there were no differences in the amount of basic and diluted net loss per share, and 0.7 million and 0.7 million shares, respectively, were excluded from those computations because their effects were anti-dilutive to net income or loss per share.
During the six months ended June 29, 2013 and June 30, 2012, there were no differences in the amount of basic and diluted net loss per share, and 0.7 million and 0.7 million shares, respectively, were excluded from those computations because their effects were anti-dilutive to net income or loss per share.

2.    Accounts Receivable, Net of Allowances
The following table presents the components of accounts receivable, net of allowances:

(in thousands)	June 29, 2013	December 31, 2012

Trade accounts receivable	$23,679	$22,954
Contract billings	33,957	37,246
Unbilled contract revenues	34,081	42,287
Other unbilled revenues	3,243	3,686
Retainage	2,850	2,657
Accounts receivable, gross	97,810	108,830
Allowance for doubtful accounts	(6,012)	(6,340)
Accounts receivable, net of allowances	$91,798	$102,490
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
The following table presents the components of unbilled contract revenues, as presented above, net of billings in excess of costs and estimated earnings, a component of other current liabilities:

(in thousands)	June 29, 2013	December 31, 2012

Costs of in-process contracts	$85,166	$85,842
Estimated earnings, net of estimated losses	26,547	30,822
Less: progress billings	(84,556)	(79,023)
	$27,157	$37,641

Unbilled contract revenues	$34,081	$42,287
Billings in excess of costs and estimated earnings	(6,924)	(4,646)
	$27,157	$37,641
3.    Concentration Risks
The following table presents customer concentration information as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	Primary Segment

Revenues from top ten customers	>90%	>90%	>90%	>90%
Revenues from significant customers:
DIRECTV	41%	42%	41%	46%	Fulfillment
AT&T	23%	8%	21%	7%	Engineering and Construction
Comcast	11%	18%	12%	18%	Fulfillment
At June 29, 2013, credit risk was concentrated with four customers that accounted for 79% of accounts receivable, net of allowances. Amounts due from these four customers represented 41%, 17%, 14% and 7%, respectively, of the Company’s total accounts receivable, net of allowances.
At December 31, 2012, credit risk was concentrated with four customers that accounted for 75% of accounts receivable, net of allowances. Amounts due from these four customers represented 52%, 9%, 8% and 6%, respectively, of the Company’s accounts receivable, net of allowances.

4.    Goodwill and Other Intangible Assets
The following table presents the components of goodwill by segment:

	June 29, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Impairment Losses	Net Amount	Gross Amount	Accumulated Impairment Losses	Net Amount

Fulfillment	$111,288	$—	$111,288	$111,336	$—	$111,336
Engineering and Construction	25,484	14,900	10,584	25,484	14,900	10,584
Total	$136,772	$14,900	$121,872	$136,820	$14,900	$121,920
Fulfillment segment goodwill includes $0.9 million denominated in Canadian dollars, resulting in small currency translation changes from period to period.
The following table presents the components of amortizable intangible assets:

	June 29, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer relationships	$97,211	$62,349	$34,862	$116,222	$78,132	$38,090
Other	6,981	3,692	3,289	7,359	3,436	3,923
Total	$104,192	$66,041	$38,151	$123,581	$81,568	$42,013
As a result of the Company’s sale of its wireline telecommunications business unit in December 2012 (see Note 10), the Company wrote off the gross amount and accumulated amortization of intangible assets related to that business unit.
5.    Long-Term Debt
Long-term debt at June 29, 2013 consisted of (i) a Credit Agreement by and among the Company and several banks and other financial institutions (the “Term Loan”); and (ii) a Revolving Credit and Security Agreement by and among the Company and PNC Bank, National Association (the “Revolving Loan”). In July 2013, the Company refinanced its long-term debt, as described further in Note 14.
The following table presents the components of long-term debt:

(in thousands)	June 29, 2013	December 31, 2012

Term Loan, net of debt discounts of $3,079 and $3,401, respectively	$131,274	$129,572
Revolving Loan	25,685	26,892
Total long-term debt	156,959	156,464
Current portion of long-term debt	2,213	3,450
Long-term debt, net of current portion	$154,746	$153,014

The face amount of the Term Loan was $135.0 million. The Term Loan required quarterly repayments totaling 1.00% per annum of the face amount until maturity in 2018. The interest rate was LIBOR (with a floor of 1.50%) plus a margin of 7.50% or an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 6.50%. Additional penalty interest of 2.00% was payable for periods in which an event of default had occurred. The interest rate on the Term Loan was 11.75% at June 29, 2013, which included the additional penalty interest for the events of default described further below. The original amount of the Term Loan and subsequent incremental draws were issued at discounts ranging from three to four percent, which were being accreted and charged to interest expense over the remaining life of the Term Loan.
The Revolving Loan consisted of a $75.0 million revolving credit facility with up to $35.0 million available for issuance of letters of credit. The Revolving Loan was scheduled to mature in 2016. The interest rate was LIBOR (with no floor) plus a margin of between 2.25% and 2.75% or an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of between 1.25% and 1.75%. Additional penalty interest of 2.00% was payable for periods in which an event of default had occurred. The interest rate on the Revolving Loan was 6.50% at June 29, 2013, which included the additional penalty interest for the events of default described further below. The Revolving Loan also required quarterly payments of a commitment fee of 0.375% of the unused balance of the facility.
There was no availability under the Revolving Loan at June 29, 2013, which was determined based on a borrowing base of $48.9 million of eligible receivables, less outstanding letters of credit issued to third parties of $24.0 million and outstanding borrowings under the Revolving Loan of $25.7 million.
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
The restatement of the Company’s consolidated financial statements for periods in 2011 and 2012, delays in filing its consolidated financial statements on a timely basis with the SEC and certain misrepresentations by former members of management created events of default and covenant compliance violations under the Term Loan and the Revolving Loan. As a result of the events of default, the Company incurred $0.7 million and $1.3 million of penalty interest for the three and six months ended June 29, 2013. The penalty interest incurred for the three months ended June 29, 2013 was paid in cash, while the remainder was applied to the principal balance of the Term Loan.
In the second and third quarters of 2013, the Company entered into a series of forbearance agreements with the lenders under the Term Loan and the Revolving Loan which provided that the lenders would not exercise their rights in response to the covenants compliance violations and events of default. Pursuant to those agreements, the Company incurred forbearance fees of 0.50% and 2.50% of the principal amount of the Term Loan, or $0.7 million and $3.3 million, respectively, during the three months ended June 29, 2013, both of which were added to the principal amount of the Term Loan. The Company also paid forbearance fees of $0.2 million during the three months ended June 29, 2013 related to the Revolving Loan. Both of these fees were recorded as interest expense for the three months ended June 29, 2013. In July 2013, the Company refinanced its long-term debt. Additional information about these events is included in Note 14.

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
Derivative Instruments
Pursuant to the requirements of the Term Loan, the Company maintained interest rate collar agreements covering 50% of the face value of the Term Loan, or $67.5 million at June 29, 2013 and December 31, 2012. These interest rate collar agreements matured in July 2013. The fair value of the interest rate collar agreements was not material to the Company’s condensed consolidated financial statements.
7.    Legal and Regulatory Contingencies
There has been a consolidated class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119. The case alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Subject to certain limitations, the Company is obligated to indemnify its current and former officers in connection with any regulatory or litigation matter. This obligation arises under the terms of the Company’s Amended and Restated Articles of Incorporation, the Company’s Amended and Restated Bylaws and Delaware law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company believes that it is likely that any potential loss exposure above its deductible of $0.3 million would be covered under the related insurance policies and has accrued the $0.3 million deductible during the three months ended June 29, 2013.
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
On April 16, 2013, May 20, 2013 and August 26, 2013, the Company received letters from the NASDAQ Stock Market (“NASDAQ”) stating that the Company was not in compliance with NASDAQ listing rules because the Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2012 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2013 and June 29, 2013. The Company submitted to NASDAQ a plan to regain compliance with its listing rules, and NASDAQ advised the Company that it was afforded an exception through October 14, 2013 to regain compliance. Subsequently, on August 12, 2013 the Company filed Form 10-K for the year ended December 31, 2012. The Company must file Forms 10-Q for the quarterly periods ended March 30, 2013 and June 29, 2013 on or before October 14, 2013 to regain compliance. Because the Securities and Exchange Commission is closed on October 14, 2013 and therefore will not accept filings, the Company will undertake to file the Forms 10-Q immediately following the closure on the morning of October 15, 2013. If the Company is not able to regain compliance within this timeframe, NASDAQ could remove the Company’s common stock from its listings.
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

8.    Stock-Based Compensation
As of June 29, 2013, the Company sponsored three stock-based compensation plans; the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”).
The Plans provide for the grant of restricted stock units (“RSUs”), stock options and certain other stock-based instruments. As of June 29, 2013, a total of 1.8 million shares of the Company’s common stock had been authorized for issuance under the 2009 Plan, of which 0.2 million shares were eligible for the grant of awards. There were no remaining shares authorized or eligible for grant under the 1999 Plan or the 2007 Plan.
During the three months ended June 29, 2013 and June 30, 2012, the Company incurred stock-based compensation expense of $0.4 million and $1.0 million, respectively, as a component of selling, general and administrative expenses. During the six months ended June 29, 2013 and June 30, 2012, the Company incurred stock-based compensation expense of $1.2 million and $3.0 million, respectively, as a component of selling, general and administrative expense. Stock-based compensation expense for the three months ended June 30, 2012 included $1.4 million for the acceleration of RSU vesting related to the separations of the former Chief Executive Officer and the former Executive Chairman of the Board in accordance with the terms of their employment agreements.
Plan Activity
The following table presents changes in outstanding stock options, RSUs and restricted shares:

	Stock Options		RSUs		Restricted Shares (Non-Plan)
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	33	$10.42	232	$6.12	192	$2.60
Granted	—	—	363	3.67	—	—
Exercised or vested(1)	—	—	(81)	3.99	(48)	2.60
Cancelled, forfeited or expired	(19)	9.93	(140)	5.40	—	—
Balance at June 29, 2013	14	11.12	374	4.47	144	2.60

(1)	Represents exercises of stock options and vesting of RSUs and restricted shares, pursuant to underlying agreements.
During the six months ended June 29, 2013, the Company granted 239,152 RSUs to senior executives and 124,032 RSUs to members of the Board of Directors as a portion of their compensation for their service on the Board for 2013. During that same period, 31,008 RSUs and 48,077 restricted shares vested as scheduled, and the Company entered into an agreement with a former member of senior management entitling him to the immediate vesting of 49,666 RSUs. As a result of the Audit Committee Investigation, described further in Note 11, the former Chief Financial Officer, former Chief Accounting Officer and former President of Pinnacle Wireless were terminated, resulting in the forfeiture of 128,750 RSUs.
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
The following table presents the results of discontinued operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenues	$—	$13,485	$1,666	$29,040

Loss from discontinued operations before income taxes	(85)	(1,151)	(696)	(2,337)
Income tax expense from discontinued operations	13	819	23	1,562
Loss from discontinued operations	$(98)	$(1,970)	$(719)	$(3,899)
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
The Audit Committee Investigation and the Restatement required the Company to incur substantial additional costs for audit fees and other professional services, including the cost of litigation and consultants. Such costs are presented as restatement, investigation and related costs on the Company’s condensed consolidated statements of comprehensive income or loss.
The following table presents the components of restatement, investigation and related costs:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Incremental audit fees	$1,487	$—	$1,982	$—
Other professional services	2,181	—	3,084	—
Restatement, investigation and related costs	$3,668	$—	$5,066	$—

12.    Restructuring
During 2012 and 2013, the Company made changes to its management structure in order to align its executive management for continued growth in wireless and fulfillment services. Future payments of approximately $1.9 million will occur primarily in 2013, with some payments extending into 2014. Restructuring charges of $0.5 million for the six months ended June 29, 2013 resulted from the separation of a former member of senior management during the first quarter of 2013.
The following table presents the changes in accrued restructuring costs:

(in thousands)	One-Time Termination Benefits

Balance at December 31, 2012	$2,812
Restructuring charges	479
Amounts paid	(1,414)
Balance at June 29, 2013	$1,877
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
The following table presents selected segment financial information:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Fulfillment	$77,859	$71,115	$152,289	$139,972
Engineering and Construction	43,328	28,931	82,736	46,213
Total	$121,187	$100,046	$235,025	$186,185

Operating income (loss):
Fulfillment	$3,643	$3,438	$3,541	$662
Engineering and Construction	(2,224)	(4,055)	(4,483)	(19,673)
Total	$1,419	$(617)	$(942)	$(19,011)

14.    Subsequent Events
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

•	the outcome of legal proceedings to which we are or may become a party, including a class action law suit described in the “Legal Proceeding” section, if not fully covered by insurance;

•	the potential for additional litigation and governmental enforcement action resulting from the improper accounting practices;

•	our disclosure controls and procedures, which were ineffective as of June 29, 2013, because of the material weaknesses in our internal control over financial reporting described in the Form 10-K;

•	our use of the percentage-of-completion method to account for revenue is subject to assumptions and variations of actual results from our assumptions may impact our profitability;

•	our continued ability to service our corporate indebtedness;

•	our ability to comply with the financial covenants under our debt agreements including maintaining certain ratios between earnings and debt;

•	the uncertainty regarding the adequacy of capital resources, including liquidity, and potential limited access to additional financing;

•	our success of converting unbilled receivables to invoices and collecting on such invoices;

•	general economic or business conditions nationally and in our primary markets;

•	the consolidation of our vendors, customers and competition;

•	75% of our revenues for 2012 were received from our three largest customers, including 43% from our largest single customer;

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
The following table presents customer concentration information as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	Primary Segment

Revenues from top ten customers	>90%	>90%	>90%	>90%
Revenues from significant customers:
DIRECTV	41%	46%	41%	42%	Fulfillment
AT&T	21%	7%	23%	8%	Engineering and Construction
Comcast	12%	18%	11%	18%	Fulfillment
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
The following section presents our discussion and analysis of our financial condition and results of operations for the six months ended June 29, 2013 compared to June 30, 2012. We have derived this data from our consolidated financial statements and other financial information included elsewhere in this report.
We report our results in two segments based on the services that we provide and the industries that we serve:

•
Our Fulfillment segment provides comprehensive installation and fulfillment services to customers in the satellite television and broadband cable industries. Revenues in this segment are primarily recurring in nature and based on predetermined rates for each type of service performed. Our two most significant customers for this segment for the six months ended June 29, 2013 were DIRECTV and Comcast.

•
Our Engineering and Construction segment provides infrastructure services, systems integration for public safety and land mobile radio applications, construction and project management services to customers in the wireless telecommunications and public safety industries. Revenues in this segment are primarily contract-based and are recognized primarily using the percentage-of-completion method using estimated costs incurred to-date or milestones achieved to measure progress towards completion. Our two most significant projects for this segment for the six months ended June 29, 2013 were awarded by AT&T, where we construct and upgrade wireless towers in a significant region of the northeastern United States, and by Five Star Electric and Eaton Electric, where we are designing and constructing an integrated public safety communications system at the World Trade Center.

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
The Audit Committee Investigation and the Restatement required the Company to incur substantial costs for professional services and consultants. Such costs are presented as restatement, investigation and related costs in our discussion and analysis of results of operations.

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

•
Our relationships with our customers and vendors may have been harmed as a result of our restatement, the delayed issuance of our 2012 financial statements and our inability to pay our vendors timely. This in turn could harm our ability to maintain business with existing customers, to attract new customers and to maintain the insurance, bonding and other requirements required by our customers. For example, we were notified in the second quarter of 2013 by AT&T that they would reduce the amount of wireless construction work that we forecasted we would perform for them, the impact of which is expected to be approximately $21 million less than such forecast for 2013;

•
We incurred significant costs to complete the Audit Committee Investigation and the restatement of our financial statements, the majority of which were incurred during the second and third quarters of 2013. We estimate that the total cost will be between $7 million and $8 million, of which $5.1 million has been incurred through June 29, 2013;

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

Results of Operations — Comparison of Three and Six Months ended June 29, 2013 and June 30, 2012
The following table summarizes our results of operations:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenues	$121,187	$100,046	$235,025	$186,185
Cost of revenues	99,116	81,417	194,367	154,833
Gross profit	22,071	18,629	40,658	31,352
Selling, general and administrative expenses	11,771	10,085	24,909	22,391
Expense (income) related to contingent consideration	—	1,667	(114)	10,077
Restructuring charges	—	797	479	4,806
Restatement, investigation and related costs	3,668	—	5,066	—
Depreciation and amortization	5,213	6,697	11,260	13,089
Operating income (loss)	1,419	(617)	(942)	(19,011)
Interest expense	8,907	3,613	13,541	6,613
Other expense (income), net	5	(836)	(7)	(1,070)
Loss from continuing operations before income taxes	(7,493)	(3,394)	(14,476)	(24,554)
Income tax expense	116	90	176	22
Loss from continuing operations	(7,609)	(3,484)	(14,652)	(24,576)
Loss from discontinued operations	(98)	(1,970)	(719)	(3,899)
Net loss	$(7,707)	$(5,454)	$(15,371)	$(28,475)

Adjusted EBITDA	$10,690	$9,539	$16,986	$12,088
Revenues
Revenues increased $21.1 million, or 21.1%, to $121.2 million from $100.0 million for the three months ended June 29, 2013 and June 30, 2012, respectively. For the Fulfillment segment, revenues increased $6.7 million, or 9.5%, to $77.9 million from $71.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively. The increase in revenues was primarily attributable to the impact of the Skylink acquisition ($7.2 million), partially offset by lower volume from our cable fulfillment customers. For the Engineering and Construction segment, revenues increased $14.4 million, or 50%, to $43.3 million from $28.9 million for the three months ended June 29, 2013 and June 30, 2012, respectively. The increase was primarily attributable to revenue growth from our AT&T projects in the northeastern United States ($18.4 million).
Revenues increased $48.8 million, or 26.2%, to $235.0 million from $186.2 million for the six months ended June 29, 2013 and June 30, 2012, respectively. For the Fulfillment segment, revenues increased $12.3 million, or 8.8%, to $152.3 million from $140.0 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in revenues was primarily attributable to the impact of the Skylink acquisition ($14.3 million), partially offset by lower volume from our cable fulfillment customers. For the Engineering and Construction segment, revenue increased $36.5 million, or 79.0%, to $82.7 million from $46.2 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase was primarily attributable to revenue growth from our AT&T projects in the northeastern United States ($34.9 million).
We were notified in the second quarter of 2013 by AT&T that they would reduce the amount of wireless construction work that we forecasted we would perform for them, the impact of which is expected to be approximately $21 million less than such forecast for 2013.

Gross Profit
Gross profit increased $3.4 million, or 18.5%, to $22.1 million from $18.6 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Gross margin decreased to 18.2% compared to 18.6% for the three months ended June 29, 2013 and June 30, 2012, respectively. For the Fulfillment segment, gross margin increased to 20.9% compared to 20.3% for the three months ended June 29, 2013 and June 30, 2012, respectively. The increase was attributable to the impact of the Skylink acquisition. For the Engineering and Construction segment, gross margin decreased to 13.4% compared to 14.5% for the three months ended ended June 29, 2013 and June 30, 2012, respectively. The decrease was attributable to higher project ramp-up costs.
Gross profit increased $9.3 million, or 29.7%, to $40.7 million from $31.4 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Gross margin increased to 17.3% compared to 16.8% for the six months ended June 29, 2013 and June 30, 2012, respectively. For the Fulfillment segment, gross margin remained essentially consistent at 19.4% compared to 19.3% for the six months ended June 29, 2013 and June 30, 2012, respectively. For the Engineering and Construction segment, gross margin increased to 13.4% compared to 9.3% for the six months ended ended June 29, 2013 and June 30, 2012, respectively. The increase was primarily attributable to revenue growth from our AT&T projects in the northeastern United States.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.7 million, or 16.7%, to $11.8 million from $10.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Increases of $1.9 million were attributable to a higher provision for doubtful accounts, due to the increased mix of receivables from our Engineering and Construction segment, as well as higher insurance, personnel and professional expenses.
Selling, general and administrative expenses increased $2.5 million, or 11.2%, to $24.9 million from $22.4 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Increases of $4.3 million were attributable to a higher provision for doubtful accounts, due to the increased mix of receivables from our Engineering and Construction segment, as well as higher insurance, personnel and professional expenses, partially offset by lower stock-based compensation of $1.9 million. Stock-based compensation expense for the three months ended June 30, 2012 included $1.4 million for the acceleration of RSU vesting related to the separations of the former Chief Executive Officer and the former Executive Chairman of the Board in accordance with the terms of their employment agreements.
Income or Expense related to Contingent Consideration
We recognized negligible expense related to contingent consideration during the three or six months ended June 29, 2013. Expense related to contingent consideration was $1.7 million and $10.1 million for the three and six months ended June 30, 2012. The expense was related to the remeasurement of contingent consideration to fair value at each period end, which was related to the acquisition of Pinnacle Wireless, Inc. (“Pinnacle”). Using information then available, the estimated fair value of the Pinnacle earn-out increased based on (i) the revised EBITDA forecast for the twelve months ended March 30, 2013; and (ii) the provisions of the asset purchase agreement for Pinnacle regarding the calculation of the earn-out for that period, resulting in the recognition of expense.
Restructuring Charges
We recognized no restructuring charges during the three months ended June 29, 2013. Restructuring charges were $0.8 million for the three months ended June 30, 2012 and were related to the elimination of certain management positions and the retention of senior management during the search for our new Chief Executive Officer.
Restructuring charges were $0.5 million and $4.8 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The charges for the six months ended June 29, 2013 were related to the separation of a former member of senior management. The charges for the six months ended June 30, 2012 were related to the separation of our former Chief Executive Officer, the elimination of certain management positions including the Executive Chairman and the retention of senior management during the search for our new Chief Executive Officer.

Restatement, Investigation and Related Costs
Investigation and related costs were $3.7 million and $5.1 million for the three and six months ended June 29, 2013. We incurred significant costs to complete the Audit Committee Investigation and the restatement of our financial statements, the majority of which were incurred during the second and third quarters of 2013. We estimate that the total cost will be between $7 million and $8 million. No such costs were incurred during the six months ended June 30, 2012.
Depreciation and Amortization
Depreciation and amortization decreased $1.5 million, or 22.2%, to $5.2 million from $6.7 million for the three months ended June 29, 2013 and June 30, 2012, respectively. The decrease was caused by lower amortization of $1.0 million caused by intangible assets reaching the end of their amortizable lives, partially offset by new amortization from the intangible assets acquired from Skylink, and lower depreciation of $0.5 million.
Depreciation and amortization decreased $1.8 million, or 14.0%, to $11.3 million from $13.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The decrease was driven by lower amortization of $1.3 million caused by intangible assets reaching the end of their amortizable lives, partially offset by new amortization from the intangible assets acquired from Skylink, and lower depreciation of $0.6 million.
Interest Expense
Interest expense increased $5.3 million, or 146.5%, to $8.9 million from $3.6 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Interest expense increased $6.9 million, or 104.8%, to $13.5 million from $6.6 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase was attributable to fees incurred of $4.0 million in connection with forbearance agreements that provided for standstill periods with respect to the events of default we experienced during the second quarter of 2013. The remainder of the increase was attributable to penalty interest associated with the events of default and higher average debt outstanding. During the second and third quarters of 2012 the Company exercised its right to increase borrowings under the Term Loan by $35.0 million in aggregate. In July 2013, the Company refinanced its long-term debt at a substantially higher cost of borrowing due to fees and a higher rate of interest, as previously discussed.
Income Tax Expense or Benefit
Income tax expense or benefit was not material to our results of operations for the three and six months ended June 29, 2013 and June 30, 2012. Our effective tax rate differs from the Federal statutory tax rate of 35% primarily because we have not yet achieved profitable operations outside of Canada. As a result, our non-Canadian deferred tax assets do not satisfy the criteria for realizability, and we have established a full valuation allowance for such assets. In addition, we are required to pay incomes taxes in certain states and localities in which we do business.
Income or Loss from Discontinued Operations
Loss from discontinued operations decreased $1.9 million, or 95.0%, to $0.1 million from $2.0 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Loss from discontinued operations decreased $3.2 million to $0.7 million from $3.9 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The decreases were caused by our sale of the Wireline Group in the fourth quarter of 2012, the results of which were included in loss from discontinued operations for the three and six months ended June 30, 2012.

Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net loss	$(7,707)	$(5,454)	$(15,371)	$(28,475)
Loss from discontinued operations	98	1,970	719	3,899
Income tax expense	116	90	176	22
Depreciation and amortization	5,213	6,697	11,260	13,089
Restructuring charges	—	797	479	4,806
Restatement, investigation and related costs	3,668	—	5,066	—
Interest expense	8,907	3,613	13,541	6,613
Expense (income) related to contingent consideration	—	1,667	(114)	10,077
Stock-based compensation	390	982	1,157	3,047
Transaction costs	—	13	80	80
Other expense (income), net	5	(836)	(7)	(1,070)
Adjusted EBITDA	$10,690	$9,539	$16,986	$12,088
Adjusted EBITDA increased $1.2 million, or 12.1%, to $10.7 million from $9.5 million for the three months ended June 29, 2013 and June 30, 2012, respectively. The increase was caused by an increase of $3.4 million in gross profit, partially offset by an increase in selling, general and administrative expenses of $2.3 million excluding the effect of stock-based compensation and transaction costs.
Adjusted EBITDA increased $4.9 million, or 40.5%, to $17.0 million from $12.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The increase was caused by an increase of $9.3 million in gross profit, partially offset by an increase in selling, general and administrative expenses of $4.4 million excluding the effect of stock-based compensation and transaction costs.

Liquidity and Capital Resources
Overview
At June 29, 2013, our liquidity included cash of $9.4 million. There was no availability under our revolving credit facility, which was determined based on a borrowing base of $48.9 million of eligible receivables, less outstanding letters of credit issued to third parties of $24.0 million and outstanding borrowings under the Revolving Loan of $25.7 million.
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
During the six months ended June 29, 2013, the most significant factors impacting our liquidity were as follows:

•
Our greatest sources of cash were from reductions in working capital. During the six months ended June 29, 2013, we had $7.0 million of working capital decreases, which was the result of a $9.0 million decrease in accounts receivable caused by a prepayment made by one of our customers, partially offset by a $2.2 million decrease in accounts payable and accrued expenses due to timing of vendor payments.

•
Our greatest uses of cash were to repay borrowings, to pay interest and to acquire property and equipment. During the six months ended June 29, 2013, we made net repayments of $4.6 million under long-term debt and capital lease obligations, we paid $7.9 million of interest and we acquired $1.3 million of property and equipment.

•
There was no availability under our revolving credit facility at June 29, 2013 compared to $12.9 million of availability at December 31, 2012, which was caused by the cash proceeds in late 2012 from the sale of the Wireline Group, the reduction of eligible receivables comprising our borrowing base and discretionary borrowings that increased our cash on hand by $5.5 million.

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
Discussion and Analysis of Historical Cash Flows – Comparison of Six Months ended June 29, 2013 and June 30, 2012
The following table summarizes our historical cash flows:

	Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012
Net cash provided by (used in):
Operating activities	$10,983	$(2,683)
Investing activities	(1,008)	(4,163)
Financing activities	(4,624)	6,454
Cash Flows from Operating Activities
Cash flows from operating activities increased by $13.7 million for the six months ended June 29, 2013. The changes in operating cash flows were driven by changes in working capital and, to a lesser extent, an increase in interest paid.
We collected $7.0 million of net working capital during the six months ended June 29, 2013 compared to investments in net working capital of $4.7 million for the comparable period of 2012, a total improvement of $11.7 million in operating cash flows. The majority of the improvement was due to $14.8 million of higher cash flows from accounts receivable, driven by a prepayment made by one of our customers, as well as the favorable impact of the 2012 growth in our wireless business, which required working capital investments at that time.
Cash paid for interest increased $4.8 million, partially due to cutoff of a $2.6 million interest payment for the second quarter of 2012 that was paid in the beginning of the third quarter. The remaining difference was due to cash penalty interest of $0.6 million paid during the six months ended June 29, 2013 and higher average debt outstanding. During the second and third quarters of 2012 the Company exercised its right to increase borrowings under the Term Loan by $35.0 million in aggregate, which were used to fund the Pinnacle earn-out payment and business acquisitions.

Cash Flows from Investing Activities
Cash flows from investing activities increased by $3.2 million for the six months ended June 29, 2013, which was driven primarily by $2.9 million of cash paid for the acquisition of cable businesses during the six months ended June 30, 2012.
Cash Flows from Financing Activities
Cash flows from financing activities decreased by $11.1 million for the six months ended June 29, 2013. The decrease in cash flows included $4.6 million of net repayments of debt and capital lease obligations for the six months ended June 29, 2013 as well as financing activities during the prior six-month period that did not take place in the current period. During the six months ended June 30, 2012, we made net borrowings of $31.4 million which we used in part to pay $18.0 million of contingent consideration for the acquisition of Pinnacle. Additionally, we repaid $6.3 million of capital lease obligations.

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
As explained in greater detail under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, at December 31, 2012, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, which have not yet been remediated, we concluded that our disclosure controls and procedures were not effective as of June 29, 2013. Notwithstanding the existence of the material weaknesses, each of our Chief Executive Officer and Chief Financial Officer has concluded that the consolidated financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 24, 2013, Kathleen McCarthy, Vice President and General Counsel, was granted 14,423 private placement restricted stock units (“RSUs”) pursuant to the 2009 Omnibus Equity and Incentive Compensation Plan. One-half of the RSUs are subject to service-based vesting in four installments over the four years following the date of grant, while the other half are subject to performance-based vesting. Such unregistered securities were granted pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The grant was approved by the Compensation Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities.
As disclosed in the Company’s Form 8-K filed on June 10, 2013, on June 4, 2013, Andrew J. Herning, Chief Financial Officer, was granted 47,850 private placement restricted stock units (“RSUs”) pursuant to an inducement grant. One-half of the RSUs are subject to service-based vesting in four installments over the four years following the date of grant, while the other half are subject to performance-based vesting. Such unregistered securities were granted pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The grant was approved by the Compensation Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
(a) Exhibits

		10.1
Forbearance Agreement, dated as of April 30, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on May 3, 2013.)

		10.2
Forbearance Agreement, dated as of April 30, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on May 3, 2013.)

		10.3
Amendment to Forbearance Agreement, dated as of June 3, 2013, among the Company, the several banks and financial institutions signatory thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 5, 2013.)

		10.4
Amendment to Forbearance Agreement, dated as of June 5, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 5, 2013.)

		10.5
Forbearance Agreement, dated as of June 7, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 14, 2013.)

		10.6
Amendment to Forbearance Agreement, dated as of June 13, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 14, 2013.)

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