Form 10-Q
period 2013-09-28
UniTek Global Services, Inc.
filed 2013-11-12
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 12, 2013, 18,971,550 shares of the registrant’s common stock, par value $0.00002, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

i

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements
UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	September 28, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,619	$3,836
Accounts receivable, net of allowances	94,046	102,490
Inventories	15,675	15,266
Other current assets	8,334	7,560
Total current assets	119,674	129,152
Restricted cash	24,716	—
Property and equipment, net of accumulated depreciation of $50,700 and $41,953	17,565	26,393
Amortizable intangible assets, net (includes amortizable customer relationships, net, of $33,558 and $38,090)	35,491	42,013
Goodwill	121,890	121,920
Other assets, net	6,253	6,925
Total assets	$325,589	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,393	$3,450
Current portion of capital lease obligations	6,011	7,688
Accounts payable	34,600	48,845
Accrued insurance	17,589	16,248
Accrued compensation and benefits	6,614	9,766
Other current liabilities	19,647	27,361
Total current liabilities	91,854	113,358
Long-term debt, net of current portion	188,194	153,014
Long-term capital lease obligations, net of current portion	4,753	8,040
Other liabilities	4,376	3,688
Total liabilities	289,177	278,100

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20,000 shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200,000 shares authorized, 18,965 and 18,736 issued and outstanding)	—	—
Additional paid-in capital	274,842	260,077
Accumulated other comprehensive income	86	57
Accumulated deficit	(238,516)	(211,831)
Total stockholders’ equity	36,412	48,303
Total liabilities and stockholders’ equity	$325,589	$326,403
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income or Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenues	$130,037	$130,482	$365,062	$316,667
Cost of revenues	104,227	102,824	298,594	257,657
Gross profit	25,810	27,658	66,468	59,010
Selling, general and administrative expenses	10,290	11,099	35,199	33,490
(Income) expense related to contingent consideration	—	—	(114)	10,077
Restructuring charges	670	1,594	1,149	6,400
Restatement, investigation and related costs	2,524	—	7,590	—
Impairment charges	1,090	—	1,090	—
Depreciation and amortization	4,807	6,701	16,067	19,790
Operating income (loss)	6,429	8,264	5,487	(10,747)
Interest expense	8,051	3,883	21,592	10,496
Loss on extinguishment of debt	9,247	—	9,247	—
Other expense (income), net	239	(76)	232	(1,146)
(Loss) income from continuing operations before income taxes	(11,108)	4,457	(25,584)	(20,097)
Income tax expense	273	293	449	315
(Loss) income from continuing operations	(11,381)	4,164	(26,033)	(20,412)
Income (loss) from discontinued operations	67	(30,773)	(652)	(34,672)
Net loss	$(11,314)	$(26,609)	$(26,685)	$(55,084)
Other comprehensive income or loss:
Foreign currency translation	(8)	(5)	29	36
Comprehensive loss	$(11,322)	$(26,614)	$(26,656)	$(55,048)

Net loss per share – basic and diluted
Continuing operations	(0.60)	$0.22	$(1.37)	$(1.14)
Discontinued operations	0.01	(1.64)	(0.03)	(1.93)
Total	$(0.59)	$(1.42)	$(1.40)	$(3.07)

Weighted average shares of common stock outstanding – basic and diluted	19,101	18,732	19,013	17,969
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(26,685)	$(55,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2,351	2,076
Depreciation and amortization	16,146	21,714
Impairment charges	1,090	35,180
Loss on extinguishment of debt	9,247	—
Interest and fees added to debt principal	5,964	—
Amortization of deferred financing costs and debt discount	1,600	1,148
(Income) expense related to contingent consideration	(114)	10,077
Stock-based compensation	1,674	4,050
Loss (gain) on sale of property and equipment	202	(1,267)
Deferred income taxes, net	585	(5,220)
Contingent consideration	—	(1,560)
Changes in working capital:
Accounts receivable	6,093	(29,964)
Inventories	(409)	(5,866)
Prepaid expenses and other assets	(1,079)	(1,645)
Accounts payable and other liabilities	(17,385)	21,518
Net cash used in operating activities	(720)	(4,843)

Cash flows from investing activities:
Acquisition of property and equipment	(1,736)	(4,239)
Proceeds from sale of property and equipment	391	1,917
Cash paid for acquisition of businesses, net of cash acquired	—	(16,858)
Net cash used in investing activities	(1,345)	(19,180)

Cash flows from financing activities:
(Repayment of) proceeds from prior revolving credit facility, net	(26,892)	19,490
Proceeds from new revolving credit facility, net	64,500	—
Proceeds from term loan facilities	—	33,750
Repayment of term loan facilities	(622)	(888)
Repayment of capital leases	(5,768)	(8,928)
Restriction of cash to collateralize letters of credit	(24,716)	—
Payment of contingent consideration	—	(17,980)
Payment of financing fees	(6,765)	(1,016)
Other financing activities	(9)	(194)
Net cash (used in) provided by financing activities	(272)	24,234

Effect of exchange rate on cash and cash equivalents	120	(14)
Net (decrease) increase in cash and cash equivalents	(2,217)	197
Cash and cash equivalents at beginning of period	3,836	533
Cash and cash equivalents at end of period	$1,619	$730

Supplemental cash flow information:
Interest paid	$11,784	$8,993
Income taxes paid	382	784

Significant non-cash investing and financing activities:
Value of warrants issued to lenders under term loan facilities	$13,100	$—
Fair value of equity paid for acquisition	—	5,789
Acquisition of property and equipment financed by capital leases	804	3,788
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses, and certain of the amounts contained in the notes to the condensed consolidated financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, impairment testing of goodwill, indefinite-lived intangible assets and other long-lived assets, fair value measurements, the allowance for doubtful accounts, accrued insurance, income taxes and litigation and contingencies.
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
Net Income or Loss per Share
During the three and nine months ended September 28, 2013 and September 29, 2012, there were no differences in the amount of basic and diluted net income or loss per share. Common shares from the potential conversion of other long-term debt into 3.7 million common shares (see Note 5), the potential exercise of warrants for 3.9 million common shares (see Note 8) and the potential issuance of 0.4 million common shares related to outstanding stock-based compensation instruments (see Note 9) were excluded from the calculations of diluted net income or loss per share because their effects were anti-dilutive.

2.    Accounts Receivable, Net of Allowances
The following table presents the components of accounts receivable, net of allowances:

(in thousands)	September 28, 2013	December 31, 2012

Trade accounts receivable	$27,772	$22,954
Contract billings	33,911	37,246
Unbilled contract revenues	33,176	42,287
Other unbilled revenues	2,669	3,686
Retainage	2,807	2,657
Accounts receivable, gross	100,335	108,830
Allowance for doubtful accounts	(6,289)	(6,340)
Accounts receivable, net of allowances	$94,046	$102,490
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
The following table presents the components of unbilled contract revenues, as presented above, net of billings in excess of costs and estimated earnings, a component of other current liabilities:

(in thousands)	September 28, 2013	December 31, 2012

Costs of in-process contracts	$85,413	$85,842
Estimated earnings, net of estimated losses	28,268	30,822
Less: progress billings	(85,560)	(79,023)
	$28,121	$37,641

Unbilled contract revenues	$33,176	$42,287
Billings in excess of costs and estimated earnings	(5,055)	(4,646)
	$28,121	$37,641
3.    Concentration Risks
A substantial majority of the Company’s revenues and accounts receivable, net of allowances, are concentrated with a few large customers. The largest three customers accounted for 42%, 20% and 12% of revenues for the nine months ended September 28, 2013 and 42%, 19% and 9% of accounts receivable, net of allowances, at September 28, 2013.

4.    Goodwill and Other Intangible Assets
The following table presents the components of goodwill by segment:

	September 28, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Impairment Losses	Net Amount	Gross Amount	Accumulated Impairment Losses	Net Amount

Fulfillment	$111,306	$—	$111,306	$111,336	$—	$111,336
Engineering and Construction	25,484	14,900	10,584	25,484	14,900	10,584
Total	$136,790	$14,900	$121,890	$136,820	$14,900	$121,920
Fulfillment segment goodwill includes $0.9 million denominated in Canadian dollars, resulting in small currency translation changes from period to period.
The following table presents the components of amortizable intangible assets:

	September 28, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer relationships	$97,211	$63,653	$33,558	$116,222	$78,132	$38,090
Other	5,561	3,628	1,933	7,359	3,436	3,923
Total	$102,772	$67,281	$35,491	$123,581	$81,568	$42,013
As a result of the sale of the wireline telecommunications business unit in December 2012 (see Note 11), the Company wrote off the gross amount and accumulated amortization of intangible assets related to that business unit. During the three months ended September 28, 2013, the Company determined that acquired technology assets of the Engineering and Construction segment with a carrying value of $1.1 million were fully impaired.
5.    Long-Term Debt
The following table presents the components of long-term debt:

(in thousands)	September 28, 2013	December 31, 2012

Revolving credit facility, net of discount of $3,336 at September 28, 2013	$61,164	$26,892
Term loan facility, net of discounts of $12,665 and $3,401	128,380	129,572
Other long-term debt	6,043	—
Total long-term debt	195,587	156,464
Current portion of long-term debt	7,393	3,450
Long-term debt, net of current portion	$188,194	$153,014

Revolving Credit Facility
The Company has entered into a Revolving Credit and Security Agreement and an Amended and Restated Fee Letter, both dated July 10, 2013 and amended on July 25, 2013, with Apollo Investment Corporation (the “New Revolving Loan”). Prior to the refinancing of the Company’s debt in July 2013, the Company had entered into a Revolving Credit and Security Agreement by and among the Company and PNC Bank (the “Prior Revolving Loan”). Additional details are included in the section of this footnote entitled “July 2013 Refinancing.”
The New Revolving Loan is a $75.0 million facility with up to $35.0 million available for issuance of letters of credit. The New Revolving Loan may be used for general business purposes, and amounts may be drawn or repaid in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. Interest is payable in cash at a rate equal to either (i) LIBOR (with a floor of 1.00%) plus a margin of 9.25%; or (ii) an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.25%. The interest rate on the New Revolving Loan was 10.25% at September 28, 2013. The New Revolving Loan is subject to a commitment fee of 2.00% on the unused portion of the facility. Letters of credit may be issued up to the maximum amount at an annual interest rate equal to 9.00%. The New Revolving Loan matures on April 15, 2016.
There was $10.5 million of availability under the New Revolving Loan at September 28, 2013. Availability was calculated based upon (i) $75.0 million, which was determined as the lesser of (a) the $75.0 million amount of the facility and (b) a borrowing base of $52.5 million, calculated as a percentage of eligible receivables, plus an additional amount that decreases over time (the “Additional Borrowing Base Amount”); less (ii) outstanding letters of credit under the New Revolving Loan, of which there were none; less (iii) outstanding borrowings under the New Revolving Loan of $64.5 million. The Additional Borrowing Base Amount is defined as (i) from July 10, 2013 through October 31, 2013, an amount equal to $30.0 million; (ii) from November 1, 2013 through and including November 30, 2013, an amount equal to $25.0 million; and (iii) thereafter, an amount equal to $20.0 million.
In connection with the refinancing, proceeds from the New Revolving Loan were used to repay the Prior Revolving Loan. Refinancing costs of $1.2 million and $3.6 million were deferred as a component of other assets, net and as a discount to the New Revolving Loan, respectively. Such deferred costs are being amortized to interest expense over the life of the New Revolving Loan. Letters of credit of $24.0 million remain outstanding with the prior lenders as discussed further in the section of this footnote entitled “July 2013 Refinancing.”
Term Loan Facility
The term loan facility is a Credit Agreement with several banks and other financial institutions (the “Term Loan”). In connection with the refinancing of the Company’s debt in July 2013, the Company amended the Term Loan effective July 25, 2013 by entering into a Second Amendment and Limited Waiver to Credit Agreement (together with the Term Loan, the “Amended Term Loan”). Additional details are included in the section of this footnote entitled “July 2013 Refinancing.”
The face amount of the Amended Term Loan is $135.0 million. The Amended Term Loan requires quarterly repayments totaling 1.00% per annum of the face amount until maturity. Interest is payable (i) in cash, at a rate equal to either (a) LIBOR (with a floor of 1.50%) plus a margin of 9.50% or (b) an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.50%; and (ii) in an amount added to the principal amount of the Amended Term Loan at an annual rate equal to 4.00% of the outstanding balance. The interest rate on the Amended Term Loan was 15.00% at September 28, 2013. The Amended Term Loan matures on April 15, 2018.
In connection with the amendment of the Term Loan, the Company issued $13.1 million of warrants to the lenders, which were deferred as a discount to the Amended Term Loan. Additionally, refinancing costs of $1.7 million were deferred as a component of other assets, net. The discount and the deferred financing costs are being amortized to interest expense over the remaining life of the Amended Term Loan.

Other Long-Term Debt
In September 2012, the Company purchased substantially all of the assets of Skylink, LTD. (“Skylink”). In accordance with the purchase agreement for the acquisition, an earn-out payment of $6.0 million accrued as of May 31, 2013. However, the Company has not made this payment because certain contractual conditions have not yet been met, including compliance with debt covenants (which occurred on July 25, 2013) and minimum levels of liquidity after giving effect to such payments (which has not yet been satisfied). The obligation accrues interest at an amount equal to 10% per annum commencing on May 31, 2013 and contains an optional equity conversion right permitting the sellers to convert unpaid amounts into a maximum of 3,715,915 shares of the Company’s common stock, which amount is equal to 19.9% of the number of shares outstanding as of September 13, 2012, the date of the purchase agreement for the acquisition of Skylink. The conversion price would be calculated based on the 20-day trailing volume-weighted average of the closing prices of the common stock as of the date of the conversion. Any unpaid amounts not so converted would remain payable in cash.
Security Provisions and Covenants
The New Revolving Loan and the Amended Term Loan require the Company to make customary representations and warranties and contain provisions for repayment, guarantees and other security. The New Revolving Loan provides the lenders a first lien security interest in the Company’s accounts receivable and inventory, and the Amended Term Loan provides a second lien interest in the accounts receivable and inventory and a first lien interest in all other assets of the Company. The New Revolving Loan and the Amended Term Loan also provide for customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods) including, but not limited to, nonpayment of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
The New Revolving Loan and the Amended Term Loan require the Company to comply with customary affirmative and negative covenants, and the Amended Term Loan further requires the Company to maintain the following financial condition covenants: (i) a Consolidated Leverage Ratio no greater than specified amounts, representing the Company’s long-term debt divided by adjusted earnings; and (ii) a Fixed Charge Coverage Ratio no less than specified amounts, representing the Company’s adjusted earnings divided by fixed charges.
The following table presents the specified amounts of the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio:

	Consolidated Leverage Ratio		Fixed Charge Coverage Ratio
Twelve months ending:
September 30, 2013	5.65	:1.00	1.29	:1.00
December 31, 2013	4.90	:1.00	1.32	:1.00
March 31, 2014	4.87	:1.00	1.25	:1.00
June 30, 2014	4.26	:1.00	1.31	:1.00
September 30, 2014	4.11	:1.00	1.32	:1.00
Thereafter, changing over time to	1.65	:1.00	2.82	:1.00
In the event of noncompliance with these financial condition covenants or other defined events of default, the lenders are entitled to certain remedies, including accelerated repayment of amounts outstanding.
The New Revolving Loan contains a subjective acceleration clause that can be triggered if the lenders determine that the Company has experienced a material adverse change. If triggered by the lenders, this clause would create events of default with respect to both the New Revolving Loan and the Amended Term Loan, which in turn would permit the lenders to accelerate repayment of those obligations.

Events Leading to the July 2013 Refinancing
Prior to the July 2013 refinancing, the Term Loan and the Prior Revolving Loan required the Company to be in compliance with specified financial covenants, as defined in each respective agreement, including (i) a Consolidated Leverage Ratio of less than a range of 4.75 – 3.25:1.00 (such ratio declining over time); (ii) a Fixed Charge Coverage Ratio of not less than 1.20:1.00 for every fiscal quarter ended after the end of fiscal year 2011; and (iii) certain other covenants related to the operation of the Company’s business in the ordinary course. In the event of noncompliance with the covenants, the lenders were entitled to certain remedies, including accelerated repayment of amounts outstanding.
The restatement of the Company’s consolidated financial statements for periods in 2011 and 2012, delays in filing its consolidated financial statements on a timely basis with the SEC and certain misrepresentations by former members of management created events of default and covenant compliance violations under the Term Loan and the Prior Revolving Loan. As a result of the events of default, the Company incurred $0.7 million, $0.6 million and $0.6 million of penalty interest for the three months ended December 31, 2012, March 30, 2013 and June 29, 2013, respectively. The penalty interest incurred for the three months ended June 29, 2013 was paid in cash, and the remaining $1.3 million of penalty interest was applied to the principal amount of the Term Loan as shown in the table below.
In the second and third quarters of 2013, the Company entered into a series of forbearance agreements with the lenders under the Term Loan and the Prior Revolving Loan which provided that the lenders would not exercise their rights in response to the covenant compliance violations and events of default. Pursuant to those agreements, the Company incurred forbearance fees of 0.50% and 2.50% of the principal amount of the Term Loan, or $0.7 million and $3.3 million, respectively, both of which were added to the principal amount of the Term Loan. The Company also incurred forbearance fees of $0.2 million related to the Prior Revolving Loan. All of these fees were recorded as interest expense for the three months ended June 29, 2013.
The following table presents the rollforward of outstanding borrowings under the Term Loan from December 31, 2012 through the effective date of the amendment:

(in thousands)	Term Loan Facility

Outstanding at December 31, 2012	$132,973
Forbearance fees (0.50% and 2.50%)	4,030
Non-cash penalty interest added to Term Loan	1,339
Principal payments	(622)
Outstanding at July 25, 2013	$137,720
July 2013 Refinancing
In July 2013, the Company refinanced its long-term debt by (i) entering into the New Revolving Loan, proceeds from which were used to repay the Prior Revolving Loan; and (ii) amending the Term Loan.
The following table presents changes to the balances of long-term debt as a result of the refinancing:

(in thousands)	Revolving Credit Facility	Term Loan Facility

Long-term debt, prior to refinancing	$24,822	$137,720
Collateralization of letters of credit	24,716	—
Payment of accrued interest and fees	261	—
Second amendment waiver and amendment fee (2.00%)	—	2,765
Additional borrowings for general business purposes	15,201	—
Long-term debt, subsequent to refinancing	$65,000	$140,485

In connection with the repayment of the Prior Revolving Loan, the Company was required to deposit $24.7 million of cash with its former lenders consisting of (i) collateral for $24.0 million of letters of credit issued and still outstanding under the Prior Revolving Loan; and (ii) $0.7 million against which fees may be applied. The deposit, which is repayable to the Company upon transfer by the holders of the letters of credit to the issuing bank pursuant to the terms of the New Revolving Loan, is presented as restricted cash in the condensed consolidated balance sheet. In connection with the amendment, the lenders also received a waiver and amendment fee equal to 2.00% of the outstanding loan balance, or $2.8 million, which was added to the principal amount of the Amended Term Loan.
In connection with entering into the Amended Term Loan, the Company issued warrants exercisable at $0.01 per share for 3.8 million shares of the Company’s common stock, an amount equal to 19.99% of the shares outstanding prior to the effective date of the Amended Term Loan. See Note 8 for further information.
The refinancing of the revolving credit facility was accounted for as an extinguishment and issuance of new debt as a result of the change in the lenders. The carrying value of unamortized deferred financing costs related to the Prior Revolving Loan and refinancing costs paid to the prior lenders were included in the loss on extinguishment of debt. Refinancing costs paid to the new lenders were recorded as a discount to the New Revolving Loan, and costs paid to third parties were recorded as deferred financing costs, which will be amortized to interest expense over the life of the New Revolving Loan.
The amendment of the Term Loan was accounted for as an extinguishment and issuance of new debt because the terms of the amended debt were substantially different from the terms of the original debt. The carrying value of the unamortized deferred financing costs and debt discount related to the Term Loan and refinancing costs paid to the lenders were included in the loss on extinguishment of debt. Costs paid to third parties were recorded as deferred financing costs and are being amortized to interest expense over the remaining life of the Amended Term Loan. A portion of the assumed proceeds from the Amended Term Loan were allocated to the warrants based on the relative fair values of the Amended Term Loan and the warrants, resulting in $13.1 million recorded as additional paid-in capital and discount on long-term debt. The discount will be amortized to interest expense over the remaining life of the Amended Term Loan.
The following table presents the components of refinancing costs recognized currently in the Company’s results of operations. Such costs are presented as loss on extinguishment of debt in the condensed consolidated statements of comprehensive income or loss:

(in thousands)	Revolving Credit Facility	Term Loan Facility	Total
Unamortized costs of prior debt:
Deferred financing costs	$465	$2,693	$3,158
Discount on long-term debt	—	3,025	3,025
Refinancing costs paid to lenders	65	2,999	3,064
Loss on extinguishment of debt	$530	$8,717	$9,247
The following table presents the components of refinancing costs that have been deferred to future periods:

(in thousands)	Balance sheet location	Revolving Credit Facility	Term Loan Facility	Total

Deferred financing costs	Other assets, net	$1,195	$1,720	$2,915
Discount on long-term debt	Long-term debt, net of current portion	3,551	13,100	16,651
Refinancing costs deferred to future periods		$4,746	$14,820	$19,566

6.    Fair Value Measurements
Assets and Liabilities for which Fair Value is only Disclosed
The carrying values of cash, accounts receivable, accounts payable and financial instruments included in other current assets and other current liabilities are presented in the condensed consolidated balance sheets at historical cost, which approximates fair value due to the relatively short-term maturities of these assets and liabilities (Level 2 measurements). The carrying values of capital lease obligations and long-term debt approximate fair value because they bear interest at rates available to the Company for obligations with similar terms and remaining maturities (Level 2 measurements).
Nonrecurring Fair Value Measurements
During the three months ended September 28, 2013, the Company determined that acquired technology assets of the Engineering and Construction segment with a carrying value of $1.1 million were fully impaired based on information received from prospective buyers while considering the possible disposition of these assets (Level 2 measurements).
Derivative Instruments
Pursuant to the requirements of the Term Loan, the Company maintained interest rate collar agreements covering 50% of the face value of the Term Loan, or $67.5 million at December 31, 2012. These interest rate collar agreements matured in July 2013. The fair value of the interest rate collar agreements was not material to the Company’s condensed consolidated financial statements.
7.    Legal and Regulatory Contingencies
As previously disclosed, a consolidated class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania. The case, entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119, alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In October 2013, the plaintiffs and the Company reached a preliminary agreement to settle all claims for an amount of $1.6 million, including attorneys’ fees and expenses. This preliminary settlement is subject to the approval of the court, and the parties intend to submit settlement documents to the court by mid-December. The Company believes that the settlement amount will be covered by insurance and has accrued the $0.3 million deductible.
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
The Company had a collective action under the Fair Labor Standards Act filed against it in February 2008. In October 2012, a judgment was entered for the plantiffs. The Company intends to appeal the judgment promptly as soon as it becomes final and appealable. The Company believes that the potential loss exposure for this action is between $0.0 million and $3.8 million and that it has accrued adequate reserves for any resulting loss deemed probable.
In August 2013, Skylink brought a complaint against the Company in the Common Pleas Court of Hancock County, Ohio alleging the Company had failed to pay an earn-out payment and requesting a declaratory judgment that the earn-out payment is due and immediately payable, together with the accrued interest thereon and costs and expenses. The Company brought a motion to dismiss the complaint in the United States District Court for the Northern District of Ohio. Skylink thereafter amended its complaint, and the Company has filed another motion to dismiss the amended complaint. While the Company acknowledges that the earn-out payment of $6.0 million accrued on May 31, 2013, the Company has not made this payment because certain contractual conditions have not yet been met. The earn-out payment is presented in the balance sheet as a component of current portion of long-term debt as discussed further in Note 5.

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
8.    Stockholders’ Equity
The Company is authorized to issue 220 million shares, consisting of (i) 20 million shares of preferred stock, par value $0.00002 per share; and (ii) 200 million shares of common stock, par value $0.00002 per share.
Warrants
The following table presents outstanding warrants to purchase shares of the Company’s common stock as of September 28, 2013:

(in thousands, except per share amounts)	Shares	Grant Date	Expiration Date	Weighted Average Exercise Price

Amended Term Loan lenders	3,791	July 25, 2013	—	$0.01
Former employees and owners	89	September 26, 2007	September 26, 2017	140.00
Former owners of an acquired broadband cable business	2	December 2, 2010	December 2, 2020	56.00
	3,882
In connection with entering into the Amended Term Loan, on July 25, 2013, the Company issued warrants exercisable at $0.01 per share for 3.8 million shares of the Company’s common stock, an amount equal to 19.99% of the shares outstanding prior to the effective date of the Amended Term Loan. The warrants may be partially or fully exercised at any time at the option of the holder (i) for the stated number of shares, following the Company’s receipt of the exercise price in cash; or (ii) on a cashless basis for a number of shares net of the amount required to cover the exercise price otherwise due based on the current NASDAQ closing price. The warrants do not have an expiration date and also contain customary anti-dilution provisions. The warrants were recorded as $13.1 million of additional paid-in capital and discount to the Amended Term Loan based upon an allocation of assumed proceeds from the Amended Term Loan, as discussed further in Note 5.
The warrants were issued with an accompanying registration rights agreement providing that the Company use reasonable best efforts to cause a registration statement to be filed with the Securities and Exchange Commission as soon as reasonably practicable, but in no event later than November 15, 2013. The registration statement shall provide for resales and transfers of any common stock issued or issuable upon the conversion or exercise of the warrants, as well as any other common stock that may be issued or issuable pursuant to the warrants (the “Registrable Securities”). If the registration statement is not filed by November 15, 2013, does not become effective within the timeframe specified in the agreement, or ceases to be effective following its effective date for any reason, the warrant holders are entitled to receive liquidated damages equal to 1.0% of the market price of the Registrable Securities on that date and on each monthly anniversary following that date, calculated based on the NASDAQ closing price of the Company’s common stock on such dates. The registration rights agreement does not expire and contains no limitations to the maximum amount of consideration that could be transferred. The Company has determined that it is not probable that payment would be required under the registration rights agreement, so no amounts have been accrued for such damages.

9.    Stock-Based Compensation
As of September 28, 2013, the Company sponsored three stock-based compensation plans; the 1999 Securities Plan (the “1999 Plan”), the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2009 Omnibus Securities Plan (the “2009 Plan”) (collectively, the “Plans”).
The Plans provide for the grant of various types of stock-based awards, of which the Company has granted stock options and restricted stock units (“RSUs”). As of September 28, 2013, a total of 1.8 million shares of the Company’s common stock had been authorized for issuance under the 2009 Plan, of which 0.3 million shares were eligible for the grant of awards. There were no remaining shares authorized or eligible for grant under the 1999 Plan or the 2007 Plan. The Company has also granted restricted shares and RSUs to certain of its executives as inducement grants, which are not included in the Plans (“Non-Plan Inducement Grants”).
The following table presents stock-based compensation, a component of selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Stock-based compensation	$517	$1,003	$1,674	$4,050
Plan Activity
The following table presents changes in outstanding stock options and unvested RSUs and Non-Plan Inducement Grants:

	Stock Options		RSUs		Non-Plan Inducement Grants
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	33	$10.42	232	$6.12	192	$2.60
Granted	—	—	339	3.80	24	1.80
Exercised or vested(1)	—	—	(161)	4.86	(96)	2.60
Cancelled, forfeited or expired	(22)	9.88	(160)	5.39	—	—
Balance at September 28, 2013	11	11.55	250	4.25	120	2.44

(1)	Represents exercises of stock options and vesting of RSUs and Non-Plan Inducement Grants
During the nine months ended September 28, 2013, the Company granted 215,227 RSUs and 23,925 Non-Plan Inducement Grants to senior executives and 124,032 RSUs to members of the Board of Directors as a portion of their compensation for their service on the Board for 2013. During that same period, 111,403 RSUs and 96,154 Non-Plan Inducement Grants vested as scheduled, and the Company entered into an agreement with a former member of senior management entitling him to the immediate vesting of 49,666 RSUs. As a result of the Audit Committee Investigation, described further in Note 12, the former Chief Financial Officer, the former Chief Accounting Officer and the former President of Pinnacle Wireless were terminated, resulting in the forfeiture of 128,750 RSUs. An additional 22,231 stock options and 30,393 RSUs were cancelled, were forfeited or expired pursuant to underlying agreements or the terms of the 2009 Plan.
10.    Income Taxes
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

11.    Discontinued Operations
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
The following table presents the results of discontinued operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenues	$—	$10,165	$1,666	$39,205

Income (loss) from discontinued operations before income taxes	61	(37,836)	(635)	(40,173)
Income tax (benefit) expense from discontinued operations	(6)	(7,063)	17	(5,501)
Income (loss) from discontinued operations	$67	$(30,773)	$(652)	$(34,672)
12.    Restatement, Investigation and Related Costs
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
The following table presents the components of restatement, investigation and related costs:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Incremental audit fees	$889	$—	$2,871	$—
Other professional services	1,635	—	4,719	—
Restatement, investigation and related costs	$2,524	$—	$7,590	$—

13.    Restructuring
During 2012 and 2013, the Company made changes to its management structure in order to align its executive management for continued growth in wireless and fulfillment services. Future payments of $1.7 million will occur in 2013 and 2014. Restructuring charges of $0.6 million and $1.1 million for the three and nine months ended September 28, 2013, respectively, resulted from the separation of former members of senior management.
The following table presents changes in accrued restructuring costs:

(in thousands)	One-Time Termination Benefits

Balance at December 31, 2012	$2,812
Restructuring charges	1,149
Amounts paid	(2,264)
Balance at September 28, 2013	$1,697
14.    Segment Reporting
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
The following table presents selected segment financial information:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Fulfillment	$88,574	$84,629	$240,863	$224,601
Engineering and Construction	41,463	45,853	124,199	92,066
Total	$130,037	$130,482	$365,062	$316,667

Operating income (loss):
Fulfillment	$6,987	$6,644	$10,528	$7,306
Engineering and Construction	(558)	1,620	(5,041)	(18,053)
Total	$6,429	$8,264	$5,487	$(10,747)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read together with our condensed consolidated financial statements and their notes included elsewhere in this Form 10-Q. Unless the context otherwise requires, references to “we,” “us,” “our” and the “Company” refer to UniTek Global Services, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information included in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Exchange Act, the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “may,” “will,” “could,” “expects,” “believes,” “intends,” “estimates,” “anticipates,” “planned,” “scheduled,” “continue,” or similar terms, variations of those terms or the negative of those terms. They may include comments about liquidity, potential transactions, competition within our industry, concentration of customers, loss of customers, long-term receivables, availability of capital, legal proceedings, fluctuation in interest rates, governmental regulations, and other statements contained herein that are not historical facts.
These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•
difficulty that we may have in correcting our improper accounting practices identified by the internal investigation conducted by the Audit Committee (the “Audit Committee Investigation”) that necessitated our making restatement adjustments in our consolidated financial statements and have resulted in our inability to timely file required periodic reports with the SEC;

•	the substantial accounting, legal and other expenses resulting from the Audit Committee Investigation and the restatement of our financial reports;

•	the outcome of legal proceedings to which we are or may become a party;

•	the potential for additional litigation and governmental enforcement action resulting from the improper accounting practices;

•
our disclosure controls and procedures, which were ineffective as of September 28, 2013, because of the material weaknesses in our internal control over financial reporting described in the 2012 Form 10-K;

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

•
a substantial majority of the Company’s revenues and accounts receivable, net of allowances, are concentrated with a few large customers. The largest three customers accounted for 42%, 20% and 12% of revenues for the nine months ended September 28, 2013 and 42%, 19% and 9% of accounts receivable, net of allowances, at September 28, 2013;

•
many of our largest customers have the right to either terminate their contract, or reduce the amount of work that we will perform under their contract, on relatively short notice, with or without cause;

•	our ability to maintain the listing of our common stock on a national securities exchange;

•	our ability to generate future revenues and/or earnings and our ability to manage and control costs;

•	the actions of competitors within our industry;

•	our ability to meet changing technologies;

•	the success of business strategies that we implement; and

•	the retention of key employees including skilled technicians and financial staff; and

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
Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report and in our 2012 Form 10-K. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.

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
A substantial majority of the Company’s revenues and accounts receivable, net of allowances, are concentrated with a few large customers. The largest three customers accounted for 42%, 20% and 12% of revenues for the nine months ended September 28, 2013 and 42%, 19% and 9% of accounts receivable, net of allowances, at September 28, 2013.
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
The following section presents our discussion and analysis of our financial condition and results of operations for the three and nine months ended September 28, 2013 compared to the same periods ended September 29, 2012. We have derived this data from our condensed consolidated financial statements and other financial information included elsewhere in this report.
We report our results in two segments based on the services that we provide and the industries that we serve:

•
Our Fulfillment segment provides comprehensive installation and fulfillment services to customers in the satellite television and broadband cable industries. Revenues in this segment are primarily recurring in nature and based on predetermined rates for each type of service performed. Our two most significant customers for this segment for the three and nine months ended September 28, 2013 were DIRECTV and Comcast.

•
Our Engineering and Construction segment provides infrastructure services, systems integration for public safety and land mobile radio applications, construction and project management services to customers in the wireless telecommunications and public safety industries. Revenues in this segment are primarily contract-based and are recognized primarily using the percentage-of-completion method using estimated costs incurred to-date or milestones achieved to measure progress towards completion. Our two most significant projects for this segment for the three and nine months ended September 28, 2013 were awarded by AT&T, where we construct and upgrade wireless towers in a significant region of the northeastern United States, and by Five Star Electric and Eaton Electric, where we are designing and constructing an integrated public safety communications system at the World Trade Center.

Historical Results
We have experienced organic growth by winning new projects from our wireless customers and capturing additional market share from our broadband cable fulfillment competitors. Since September 14, 2012, the results of our Fulfillment segment also include the acquisition of Skylink, LTD. (“Skylink”), a provider of satellite fulfillment services in Indiana, Ohio and West Virginia.
Our results of operations also reflect actions we have taken to align our operations with what we perceive as our customers’ most significant areas of growth. These areas of growth include (i) growing consumer demand for wireless bandwidth and technological improvements; (ii) the continuing need for best-in-class fulfillment services by our satellite television customers; and (iii) vendor consolidation by broadband cable service providers. In order to concentrate our presence in these areas of growth, we sold our wireline telecommunications business unit (the “Wireline Group”) during the fourth quarter of 2012. We have also closed certain broadband cable fulfillment and wireless service locations that reside outside of the geographic regions where we expect the greatest amount of growth. The results of operations related to these operations are presented as income or loss from discontinued operations in our discussion and analysis of results of operations.
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
In July 2013, the Company refinanced its long-term debt, which resulted in significant refinancing costs and an increase in the cost of our debt. Refinancing costs of $9.2 million for the three and nine months ended September 28, 2013 were included in our results of operations as loss on extinguishment of debt, and refinancing costs of $19.6 million (including warrants with a value of $13.1 million) have been deferred, to be incurred as a component of interest expense over the remaining life of the debt. Furthermore, the interest rate of the term loan facility increased by 600 basis points, of which 400 basis points are applied directly to the principal balance of the term loan, and the interest rate of the revolving credit facility increased by 675 basis points.

Trends and Uncertainties
This discussion and analysis may not be indicative of our future financial condition or results of operations as a result of the following trends and uncertainties, which could materially impact our results of operations and financial condition in future periods:

•
Our ability to bid on new engineering and construction projects was limited as a result of our restatement and the delayed issuance of our 2012 financial statements, which may have diminished our pipeline of new projects that will contribute to future earnings;

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

•
We have incurred $7.6 million of costs to date to complete the Audit Committee Investigation and the restatement of our financial statements, the majority of which were incurred during the second and third quarters of 2013. Additional costs for related legal matters are likely to arise in the future, such as our obligation to indemnify our current and former officers in connection with any regulatory or litigation matters or any additional legal actions we may choose to pursue. We are not able to estimate what the costs related to these matters might be, but such costs could be significant;

•
The Company had a collective action under the Fair Labor Standards Act filed against it in February 2008. In October 2012, a judgment was entered for the plantiffs. The Company intends to appeal the judgment promptly as soon as it becomes final and appealable. The Company believes that the potential loss exposure for this action is between $0.0 million and $3.8 million and that it has accrued adequate reserves for any resulting loss;

•
We need to improve our management of working capital within our wireless construction business, which if not managed well, could require us to borrow additional amounts. This in turn may reduce our profitability, cause us to become ineligible for new borrowings, and/or cause us to default on our debt; and

•	We were notified by our insurance carriers that they required us to deposit funds with them to cover all or a portion of our self-insured claims.
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

Results of Operations — Comparison of Three and Nine Months ended September 28, 2013 and September 29, 2012
The following table summarizes our results of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenues	$130,037	$130,482	$365,062	$316,667
Cost of revenues	104,227	102,824	298,594	257,657
Gross profit	25,810	27,658	66,468	59,010
Selling, general and administrative expenses	10,290	11,099	35,199	33,490
(Income) expense related to contingent consideration	—	—	(114)	10,077
Restructuring charges	670	1,594	1,149	6,400
Restatement, investigation and related costs	2,524	—	7,590	—
Impairment charges	1,090	—	1,090	—
Depreciation and amortization	4,807	6,701	16,067	19,790
Operating income (loss)	6,429	8,264	5,487	(10,747)
Interest expense	8,051	3,883	21,592	10,496
Loss on extinguishment of debt	9,247	—	9,247	—
Other expense (income), net	239	(76)	232	(1,146)
(Loss) income from continuing operations before income taxes	(11,108)	4,457	(25,584)	(20,097)
Income tax expense	273	293	449	315
(Loss) income from continuing operations	(11,381)	4,164	(26,033)	(20,412)
Income (loss) from discontinued operations	67	(30,773)	(652)	(34,672)
Net loss	$(11,314)	$(26,609)	$(26,685)	$(55,084)
Revenues
Revenues decreased $0.4 million, or 0.3%, to $130.0 million from $130.5 million for the three months ended September 28, 2013 and September 29, 2012, respectively. For the Fulfillment segment, revenues increased $3.9 million, or 4.7%, to $88.6 million from $84.6 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The increase in Fulfillment revenues was primarily attributable to the impact of the Skylink acquisition ($6.9 million), partially offset by lower volume from our cable fulfillment customers. For the Engineering and Construction segment, revenues decreased $4.4 million, or 9.6%, to $41.5 million from $45.9 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease in Engineering and Construction revenues was primarily attributable to a reduction of AT&T work ($7.9 million) offset by an increase in other construction and systems integration projects.
Revenues increased $48.4 million, or 15.3%, to $365.1 million from $316.7 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. For the Fulfillment segment, revenues increased $16.3 million, or 7.2%, to $240.9 million from $224.6 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in Fulfillment revenues was primarily attributable to the impact of the Skylink acquisition ($21.2 million) and growth from satellite internet customers ($2.8 million), partially offset by lower volume from our cable fulfillment customers ($8.0 million). For the Engineering and Construction segment, revenues increased $32.1 million, or 34.9%, to $124.2 million from $92.1 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in Engineering and Construction revenues was primarily attributable to revenue growth from our AT&T projects in the northeastern United States ($27.0 million).
We were notified in the second quarter of 2013 by AT&T that they would reduce the amount of wireless construction work that we would perform for them, the impact of which is expected to reduce our forecasted revenues by $21 million for 2013.

Gross Profit
Gross profit decreased $1.8 million, or 6.7%, to $25.8 million from $27.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Gross margin decreased to 19.8% compared to 21.2% for the three months ended September 28, 2013 and September 29, 2012, respectively. For the Fulfillment segment, gross margin decreased to 21.0% compared to 22.7% for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease was primarily attributable to cable start-up costs in the southeast. For the Engineering and Construction segment, gross margin decreased to 17.4% compared to 18.4% for the three months ended ended September 28, 2013 and September 29, 2012, respectively. The decrease was primarily attributable to the reduction in AT&T volume, as previously discussed.
Gross profit increased $7.5 million, or 12.6%, to $66.5 million from $59.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Gross margin decreased to 18.2% compared to 18.6% for the nine months ended September 28, 2013 and September 29, 2012, respectively. For the Fulfillment segment, gross margin remained essentially consistent at 20.0% compared to 20.6% for the nine months ended September 28, 2013 and September 29, 2012, respectively. For the Engineering and Construction segment, gross margin increased to 14.8% compared to 13.8% for the nine months ended ended September 28, 2013 and September 29, 2012, respectively. The increase was primarily attributable to revenue growth from our AT&T projects in the northeastern United States, which growth is not expected to continue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.8 million, or 7.3%, to $10.3 million from $11.1 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease was primarily attributable to lower stock-based compensation of $0.5 million.
Selling, general and administrative expenses increased $1.7 million, or 5.1%, to $35.2 million from $33.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Increases of $4.7 million were attributable to a higher provision for doubtful accounts, due to the increased mix of receivables from our Engineering and Construction segment, as well as higher insurance and personnel expenses, partially offset by $2.4 million lower stock-based compensation. Stock-based compensation expense for the nine months ended September 29, 2012 included $2.3 million for the acceleration of RSU vesting related to the separations of the former Chief Executive Officer, the former Executive Chairman of the Board and the former Chief Administrative officer, in accordance with the terms of their employment agreements, and the acceleration of RSUs awarded to members of the Board of Directors.
Income or Expense related to Contingent Consideration
We recognized no expense related to contingent consideration during the three months ended September 28, 2013 or September 29, 2012 and negligible income related to contingent consideration during the nine months ended September 28, 2013. Expense related to contingent consideration was $10.1 million for the nine months ended September 29, 2012. The expense was related to the remeasurement of contingent consideration to fair value at each period end, which was related to the acquisition of Pinnacle Wireless, Inc. (“Pinnacle”). Using information then available, the estimated fair value of the Pinnacle earn-out increased based on (i) the revised EBITDA forecast for the twelve months ended March 30, 2013; and (ii) the provisions of the asset purchase agreement for Pinnacle regarding the calculation of the earn-out for that period, resulting in the recognition of expense.
Restructuring Charges
Restructuring charges were $0.7 million and $1.6 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The charges for the three months ended September 28, 2013 were related to the separations of former members of senior management. The charges for the three months ended September 29, 2012 were related to the elimination of certain management positions, including the Chief Administrative Officer, and the retention of senior management during the search for our new Chief Executive Officer.
Restructuring charges were $1.1 million and $6.4 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The charges for the nine months ended September 28, 2013 were related to the separations of former members of senior management. The charges for the nine months ended September 29, 2012 were related to the separation of our former Chief Executive Officer, the elimination of certain management positions, including the Executive Chairman and the Chief Administrative Officer, and the retention of senior management during the search for our new Chief Executive Officer.

Restatement, Investigation and Related Costs
Restatement, investigation and related costs were $2.5 million and $7.6 million for the three and nine months ended September 28, 2013, respectively. We incurred significant costs to complete the Audit Committee Investigation and the restatement of our financial statements, the majority of which were incurred during the second and third quarters of 2013. No such costs were incurred during the three and nine months ended September 29, 2012.
Impairment Charges
During the three months ended September 28, 2013, the Company determined that acquired technology assets of the Engineering and Construction segment with a carrying value of $1.1 million were fully impaired based on information received from prospective buyers while considering the possible disposition of these assets. No impairment charges were incurred during the three or nine months ended September 29, 2012.
Depreciation and Amortization
Depreciation and amortization decreased $1.9 million, or 28.3%, to $4.8 million from $6.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease was caused by lower amortization of $1.1 million caused by intangible assets reaching the end of their amortizable lives and lower depreciation of $0.8 million.
Depreciation and amortization decreased $3.7 million, or 18.8%, to $16.1 million from $19.8 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The decrease was driven by lower amortization of $2.4 million caused by intangible assets reaching the end of their amortizable lives, partially offset by new amortization from the intangible assets acquired from Skylink, and lower depreciation of $1.3 million.
Interest Expense
Interest expense increased $4.2 million, or 107.3%, to $8.1 million from $3.9 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Interest expense increased $11.1 million, or 105.7%, to $21.6 million from $10.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increases were caused by higher interest rates as a result of the July 2013 refinancing, higher average principal balances and $4.7 million of non-cash forbearance and penalty fees. As a result of the refinancing in July 2013, the interest rates on the revolving credit and term loan facilities increased by 675 basis points and 600 basis points, respectively, and outstanding borrowings under the revolving credit facility increased from $24.8 million to $65.0 million. With respect to the Term Loan, the Company exercised its right to increase borrowings by an aggregate amount of $35.0 million during the second and third quarters of 2012. The remainder of the increase was attributable to penalty interest associated with the events of default and higher amortization of deferred financing fees and debt discount.
The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Interest paid or payable in cash	$6,168	$3,410	$14,028	$9,348
Interest and fees added to debt principal:
Penalty interest and forbearance fees	—	—	4,695	—
PIK interest added to Amended Term Loan (4%)	1,046	—	1,046	—
Other	49	—	223	—
Amortization of deferred financing fees and debt discount	788	473	1,600	1,148
Interest expense	$8,051	$3,883	$21,592	$10,496

Loss on Extinguishment of Debt
In July 2013, the Company refinanced its long-term debt, which resulted in significant refinancing costs and an increase in the cost of our debt. Refinancing costs of $9.2 million for the three and nine months ended September 28, 2013 were included in our results of operations as loss on extinguishment of debt, and refinancing costs of $19.6 million have been deferred, to be recognized as a component of interest expense over the remaining life of the debt. No loss on extinguishment of debt was incurred during the three or nine months ended September 29, 2012.
Income Tax Expense or Benefit
Income tax expense or benefit was not material to our results of operations for the three and nine months ended September 28, 2013 and September 29, 2012. Our effective tax rate differs from the Federal statutory tax rate of 35% primarily because we have not yet achieved profitable operations outside of Canada. As a result, our non-Canadian deferred tax assets do not satisfy the criteria for realizability, and we have established a full valuation allowance for such assets. In addition, we are required to pay incomes taxes in certain states and localities in which we do business.
Income or Loss from Discontinued Operations
Income from discontinued operations was $0.1 million compared to loss from discontinued operations of $30.8 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Loss from discontinued operations decreased $34.0 million to $0.7 million from $34.7 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The variances were caused by our sale of the Wireline Group in the fourth quarter of 2012, the results of which were included in loss from discontinued operations for the three and nine months ended September 29, 2012.
Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net loss	$(11,314)	$(26,609)	$(26,685)	$(55,084)
(Income) loss from discontinued operations	(67)	30,773	652	34,672
Income tax expense	273	293	449	315
Impairment charges	1,090	—	1,090	—
Depreciation and amortization	4,807	6,701	16,067	19,790
Restructuring charges	670	1,594	1,149	6,400
Restatement, investigation and related costs	2,524	—	7,590	—
Interest expense	8,051	3,883	21,592	10,496
Loss on extinguishment of debt	9,247	—	9,247	—
(Income) expense related to contingent consideration	—	—	(114)	10,077
Stock-based compensation	517	1,003	1,674	4,050
Transaction costs	—	121	80	201
Other expense (income), net	239	(76)	232	(1,146)
Adjusted EBITDA	$16,037	$17,683	$33,023	$29,771
Adjusted EBITDA decreased $1.6 million, or 9.3%, to $16.0 million from $17.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively. The decrease was caused by a decrease of $1.8 million in gross profit, partially offset by a decrease in selling, general and administrative expenses of $0.2 million excluding the effect of stock-based compensation and transaction costs.
Adjusted EBITDA increased $3.3 million, or 10.9%, to $33.0 million from $29.8 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase was caused by an increase of $7.5 million in gross profit, partially offset by an increase in selling, general and administrative expenses of $4.2 million excluding the effect of stock-based compensation and transaction costs.

Liquidity and Capital Resources
Overview
At September 28, 2013, our liquidity included cash of $1.6 million and $10.5 million of availability under the New Revolving Loan. Availability was calculated based upon (i) $75.0 million, which was determined as the lesser of (a) the $75.0 million amount of the facility and (b) a borrowing base of $52.5 million, calculated as a percentage of eligible receivables, plus an additional amount that decreases over time (the “Additional Borrowing Base Amount”); less (ii) outstanding letters of credit under the New Revolving Loan, of which there were none; less (iii) outstanding borrowings under the New Revolving Loan of $64.5 million. The Additional Borrowing Base Amount is defined as (i) from July 10, 2013 through October 31, 2013, an amount equal to $30.0 million; (ii) from November 1, 2013 through and including November 30, 2013, an amount equal to $25.0 million; and (iii) thereafter, an amount equal to $20.0 million.
Our primary sources of cash are from our operations and from borrowings under loan arrangements. Our primary uses of cash are for (i) contractual obligations to service our debt and to make required payments under our vehicle fleet, facility and other leases; and (ii) other needs for cash that are necessary to run our business, such as investing in working capital to support our business requirements, providing collateral for our insurance policies in the form of letters of credit, and funding capital expenditures. Historically, we have also used cash to acquire businesses.
During the nine months ended September 28, 2013, the most significant factors impacting our liquidity were as follows:

•
Our greatest sources of cash for the nine months ended September 28, 2013 were from operations and from net borrowings on our revolving credit facilities. Adjusted EBITDA, which we use as an indicator of cash from operations prior to certain items, was $33.0 million. Net proceeds from our New Revolving Loan were $64.5 million, which were offset by $26.9 million of net repayments of our Prior Revolving Loan and $24.7 million that we deposited as collateral for letters of credit held by our prior lenders.

•
Our greatest uses of cash for the nine months ended September 28, 2013 were from increases in net working capital and payments of interest, financing fees, capital leases and certain other significant items. Net working capital increased $11.7 million, caused by reductions of $17.4 million of accounts payable and other liabilities that were partially offset by $6.1 million of reductions in accounts receivable. We paid $11.8 million of interest, $6.8 million of fees to refinance our debt, $5.8 million for capital lease obligations and $2.3 million for restructuring activities. We also incurred $7.6 million of restatement, investigation and related costs, the majority of which were paid in cash during the period.

•	There was $10.5 million of availability under our revolving credit facility at September 28, 2013 compared to $12.9 million of availability at December 31, 2012.
As of the date of this filing, we expect to continue to have adequate liquidity, including availability on our New Revolving Loan and cash on hand. Our liquidity varies on a daily basis depending upon:

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
Our liquidity in the future is impacted by the terms of our debt agreements. In particular, our New Revolving Loan contains an Additional Borrowing Base Amount which decreases over time. On November 1, 2013, the Additional Borrowing Base Amount decreased by $5.0 million, to $25.0 million, and will decrease by an additional $5.0 million, to $20.0 million, on December 1, 2013. To the extent we have eligible receivables, as defined in the New Revolving Loan, that are below $50.0 million as of November 1, 2013 and $55.0 million as of December 1, 2013, we will have availability of less than $75.0 million on or after those dates.

Trends and Uncertainties
This discussion and analysis may not be indicative of our future liquidity or capital resources as a result of the following trends and uncertainties, which could materially impact our future liquidity and capital resources in future periods:

•
As a result of the findings from the Audit Committee Investigation, we experienced events of default under our Term Loan and our Revolving Loan. During the second quarter of 2013 and through the refinancing of our debt in July 2013, we entered into a series of forbearance agreements providing for standstill periods with respect to the events of default. In July 2013, we entered into a new revolving credit agreement and amended our term loan agreement which significantly increased our liquidity but at a substantially higher cost of borrowing due to fees and a higher rate of interest, as previously discussed. Additionally, we issued warrants to our lenders, exercisable at $0.01 per share, for 3.8 million shares of the Company’s common stock;

•
The New Revolving Loan contains a subjective acceleration clause that can be triggered if the lenders determine that the Company has experienced a material adverse change. If triggered by the lenders, this clause would create events of default with respect to both the New Revolving Loan and the Amended Term Loan, which in turn would permit the lenders to accelerate repayment of those obligations;

•
We need to improve our management of working capital within our wireless construction business, which if not managed well could require us to borrow additional amounts, which would reduce our profitability, or cause us to become ineligible for new borrowings or default on our debt, or both;

•	We must improve our ability to retain key subcontractors for future work; and

•	It is uncertain when we will be required to pay the final portion of the earn-out for the acquisition of Skylink, pursuant to the terms of the purchase agreement.
Our future liquidity and capital resources could also be impacted by trends and uncertainties surrounding our results of operations, as discussed elsewhere in this discussion and analysis.
Historical Cash Flows – Comparison of Nine Months ended September 28, 2013 and September 29, 2012
The following table summarizes our historical cash flows:

	Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012
Net cash provided by (used in):
Operating activities	$(720)	$(4,843)
Investing activities	(1,345)	(19,180)
Financing activities	(272)	24,234
Cash Flows from Operating Activities
Cash flows from operating activities increased $4.1 million to net cash used of $0.7 million from net cash used of $4.8 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase in operating cash flows was driven by changes in working capital, partially offset by higher cash paid for interest.
We increased net working capital by $11.7 million during the nine months ended September 28, 2013 and $19.3 million during the comparable period of 2012, an improvement in cash flows of $7.6 million. The majority of the improvement was due to $36.1 million of higher cash flows from accounts receivable and $5.5 million of higher cash flows from inventory, driven by the impact of the 2012 ramp up of our wireless business and improved receivables management in 2013. The improvement was substantially offset by $34.4 million of lower cash flows from accounts payable and other liabilities, excluding the change in accrued restructuring, which was also caused by the 2012 growth in our wireless business and, to a lesser extent, additional payments made in 2013.
Cash paid for interest increased $2.8 million to $11.8 million from $9.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, for the reasons discussed previously in our discussion and analysis of results of operations.

Cash Flows from Investing Activities
Cash flows from investing activities increased $17.8 million to net cash used of $1.3 million from net cash used of $19.2 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The increase was driven primarily by $16.9 million of cash paid for the acquisitions of Skylink and cable fulfillment businesses during 2012.
Cash Flows from Financing Activities
Cash flows from financing activities decreased $24.5 million to net cash used of $0.3 million from net cash provided of $24.2 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The net cash provided in 2012 was driven by $52.4 million of net proceeds from long-term debt, of which $18.0 million was used for partial payment of the Pinnacle earn-out and $8.9 million was used to repay capital lease obligations. This decrease was partially offset by net cash used in the 2013 period, driven by net proceeds from our New Revolving Loan of $64.5 million, which were offset by $26.9 million of net repayments of our Prior Revolving Loan and $24.7 million that we deposited as collateral for letters of credit held by our prior lenders. We also paid $6.8 million of fees to refinance our debt and $5.8 million for capital lease obligations.

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
As explained in greater detail under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, at December 31, 2012, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, which have not yet been remediated, we concluded that our disclosure controls and procedures were not effective as of September 28, 2013. Notwithstanding the existence of the material weaknesses, each of our Chief Executive Officer and Chief Financial Officer has concluded that the consolidated financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Plan for Remediation
Management is committed to the implementation of a plan to address the material weaknesses and to ensure that each area affected by a material control weakness is adequately remediated. These remediation efforts, summarized below, portions of which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment:

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
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings
As previously disclosed, a consolidated class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania. The case, entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119, alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In October 2013, the plaintiffs and the Company reached a preliminary agreement to settle all claims for an amount of $1.6 million, including attorneys’ fees and expenses. This preliminary settlement is subject to the approval of the court, and the parties intend to submit settlement documents to the court by mid-December. The Company believes that the settlement amount will be covered by insurance and has accrued the $0.3 million deductible.
In September 2012, the Company purchased substantially all of the assets of Skylink, LTD. (“Skylink”). In accordance with the purchase agreement for the acquisition, an earn-out payment of $6.0 million accrued as of May 31, 2013. However, the Company has not made this payment because certain contractual conditions have not yet been met, including compliance with debt covenants (which occurred on July 25, 2013) and minimum levels of liquidity after giving effect to such payments (which has not yet been satisfied). This obligation accrues interest at an amount equal to 10% per annum, commencing on May 31, 2013.
In August 2013, Skylink brought a complaint against the Company in the Common Pleas Court of Hancock County, Ohio alleging the Company had failed to pay this earn-out payment and requesting a declaratory judgment that this earn-out payment is due and immediately payable, together with the accrued interest thereon and costs and expenses. The Company brought a motion to dismiss the complaint in the United States District Court for the Northern District of Ohio. Skylink thereafter amended its complaint, and the Company has filed another motion to dismiss the amended complaint. While the Company acknowledges that this earn-out payment accrued on May 31, 2013, the Company has not yet paid this earn-out payment because the obligation to make this payment requires certain conditions to be met, which have not yet occurred.
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
As disclosed in the Company’s most recently filed Form 10-K, on July 16, 2012, Rocco Romanella, Chief Executive Officer, was granted 192,307 unregistered securities pursuant to an inducement grant. On July 16, 2013, 48,077 of these securities vested. Such unregistered securities were granted pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The grant was approved by the Compensation Committee of the Board of Directors of the Company solely for compensation purposes, and the Company did not receive any consideration for such securities.

Item 3.	Defaults Upon Senior Securities
Information required by this item has been previously disclosed on reports on Form 8-K.

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
(a) Exhibits

#			10.1
Revolving Credit and Security Agreement, dated as of July 10, 2013, by and among the Company, certain subsidiaries thereof and Apollo Investment Corporation (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 12, 2013.)

			10.2
Forbearance Agreement, dated as of July 17, 2013, among the Company, the Subsidiary Guarantors signatory thereto, the several banks and financial institutions signatory thereto as Lenders and Cerberus Business Finance, LLC. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 18, 2013.)

			10.3
Second Amendment and Limited Waiver to Credit Agreement, dated as of July 25, 2013, by and among the Company, the lenders party thereto, Cerberus Business Finance, LLC, and the Credit Support Parties (as defined therein). (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.)

			10.4
Form of Warrant. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.) (See schedule included in such exhibit for a list of recipients of warrants and the respective numbers of shares underlying the warrants issued to each recipient.)

			10.5
Form of Registration Rights Agreement. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.) (See schedule included in such exhibit for a list of parties to such registration rights agreements.)

			10.6
Amendment and Limited Waiver to Revolving Credit and Security Agreement and Fee Letter, dated as of July 25, 2013, by and among the Company, Unitek Acquisition, Inc., Pinnacle Wireless USA, Inc., Unitek USA, LLC, Advanced Communications USA, Inc., DirectSat USA, LLC, FTS USA, LLC, the Lenders party thereto and Apollo Investment Corporation. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.)

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

#
Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment, which was granted on November 5, 2013.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITEK GLOBAL SERVICES, INC.

Date:	November 12, 2013	By:	/s/ Rocco Romanella
Rocco Romanella
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ Andrew J. Herning
Andrew J. Herning
Chief Financial Officer
(Principal Financial Officer)