Form 10-K
period 2013-12-31
UniTek Global Services, Inc.
filed 2014-03-31
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(267) 464-1700
(Registrant’s Telephone Number, including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.00002 per share	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on which Registered)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale price on June 28, 2013, was $15,084,976.
As of March 17, 2014, 19,227,041 shares of the registrant’s common stock, par value $0.00002, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references to “we,” “us,” “our” and the “Company” refer to UniTek Global Services, Inc. and its subsidiaries.
The information included in this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “may,” “will,” “could,” “expect,” “believe,” “intend,” “estimate,” “anticipate,” “plan,” “schedule,” “continue,” or similar terms, variations of those terms or the negative of those terms. They may include comments about liquidity, potential transactions, competition within our industry, concentration of customers, loss of customers, long-term receivables, availability of capital, legal proceedings, fluctuation in interest rates, governmental regulations, and other statements contained herein that are not historical facts.
These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our continued ability to generate sufficient cash to service our long-term debt, which carries a higher interest rate than our previous debt agreements;

•	our ability to comply with the increasingly challenging financial covenants under our debt agreements, including maintaining certain ratios between earnings and debt;

•	our ability to maintain sufficient liquidity to meet the capital requirements of the business and the uncertainty regarding the adequacy of our capital resources;

•	our reliance on three customers, who have the right to terminate our contracts or reduce our work on relatively short notice, for a substantial portion of our revenues;

•	our ability to replace potentially lost business from one of our major customers;

•	our ability to grow our systems integration business;

•	our ability to execute our organic growth strategy;

•	the outcome of legal proceedings to which we are or may become a party;

•
the potential for additional litigation and governmental enforcement action resulting from the improper accounting practices identified by the internal investigation conducted by the Audit Committee in 2013 (the “Audit Committee Investigation”);

•
our ability to establish and maintain adequate and effective internal control relating to the material weaknesses in our internal control over financial reporting, which are described further in Part II, Item 9A. “Controls and Procedures”;

•	our use of the percentage of completion method to account for revenue is subject to assumptions, and variations of actual results from our assumptions may impact our profitability;

•	our success of converting unbilled receivables to invoices and collecting on such invoices;

•	our success in negotiating our insurance premiums and/or collateral requirements;

•	general economic or business conditions nationally and in our primary markets;

•	the consolidation of our vendors, customers and competition;

•	potential credit risk arising from unsecured credit extended to our customers;

•	our ability to generate future revenues and/or earnings and our ability to manage and control costs;

•	the actions of competitors within our industry;

•	our ability to meet changing technologies;

•	our reliance on subcontractors to perform certain of our services;

•	our ability to negotiate successful collective bargaining agreements; and

•	the retention of key employees including skilled technicians and financial staff.
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

ii

PART I

Item 1.	Business.
Overview
We are a full service provider of technical services to customers in the wireless telecommunications, public safety, satellite television and broadband cable industries in the United States and Canada. Our principal lines of service, or segments, and their relative importance to our operations, based upon contribution to consolidated revenues, are:

•
Comprehensive installation and fulfillment services (“Fulfillment”), whereby we deploy skilled technicians to install our customers’ equipment, such as television receiver units, into homes and businesses. This segment makes up approximately two-thirds of our business; and

•
Wireless telecommunication construction, project management and systems integration (“Engineering and Construction”), whereby we assemble project teams of engineers and technicians to design and build large wireless infrastructure projects for our customers. This segment makes up about approximately one-third of our business.

Our customers are primarily satellite television, broadband cable and other telecommunications companies, their contractors, and municipalities and related agencies. Our customers utilize our services to build and maintain their infrastructure and networks and to provide residential and commercial fulfillment services, which is critical to their ability to deliver voice, video and data services to end users.
Our principal executive offices are located at 1777 Sentry Parkway West, Gwynedd Hall, Suite 302, Blue Bell, Pennsylvania 19422, and our telephone number is (267) 464-1700. Our common stock is listed on the NASDAQ Stock Market under the symbol “UNTK.”
Development of our Business
We are organized as a Delaware corporation and were originally incorporated in 1987 as Adina, Inc. Following a series of corporate actions, mergers and acquisitions, we took the name UniTek Global Services, Inc. in 2010. We operate through our wholly-owned subsidiaries, which are described as follows:
DirectSat USA, LLC (“DirectSat”) provides installation and fulfillment services for DIRECTV, LLC (“DIRECTV”), the largest satellite television provider in the United States, and certain satellite internet providers. DirectSat operates primarily in the mid-Atlantic and mid-west regions of the United States;
FTS USA, LLC (“FTS”) provides installation and fulfillment services to broadband cable telecommunications companies such as Comcast, Charter Communications and Time Warner Cable. FTS operates primarily in the eastern and southern United States;
Wirecomm Systems, Inc. (“Wirecomm”) provides installation and fulfillment services to Rogers Communications, Inc., the largest broadband cable provider in Canada. Wirecomm operates primarily in Ontario, Canada; and
Pinnacle Wireless USA, Inc. (“Pinnacle”) provides wireless telecommunication construction, project management and systems integration services for wireless telecommunication carriers, municipalities and related agencies. Pinnacle operates in various regions throughout the United States with significant presence in the northeastern United States and New York metropolitan area.
The following summarizes material developments to our business during the last three years:

•
In April 2011, we acquired substantially all of the assets of Pinnacle Wireless, Inc., a company that specialized in large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate. The acquisition of the assets of Pinnacle Wireless, Inc. expanded our presence into the two-way radio and wireless communications systems integration markets.

•
In September 2012, we acquired substantially all of the assets of Skylink LTD (“Skylink”) relating to its business of conducting video, internet and multi-dwelling unit fulfillment and installation for satellite television companies in various markets in Indiana, Ohio and West Virginia.

•
In December 2012, we sold substantially all of the assets of our wireline telecommunications business unit to NX Utilities, LLC. The closing occurred in two stages; the first stage occurred on December 28, 2012, and the second stage occurred on March 2, 2013.

•
On July 10, 2013 the Company entered into a Revolving Credit and Security Agreement and Amended and Restated Fee Letter, both dated as of July 10, 2013 and amended on July 25, 2013 (collectively, the “Revolving Credit Agreement”), by and among the Company, certain subsidiaries thereof, and Apollo Investment Corporation. The Revolving Credit Agreement provides for a $75.0 million revolving credit facility (the “Revolving Loan”). Availability under the Revolving Loan is tied to a borrowing base that is calculated based on a percentage of eligible receivables, less the maximum amount of all outstanding standby letters of credit, less such reserves as the agent may reasonably deem necessary, plus an amount not to exceed the “Additional Borrowing Base Amount” (as defined in the Revolving Credit Agreement). At December 31, 2013, subject to certain limitations, the “Additional Borrowing Base Amount” was $20.0 million, where it remains as of the date of this Annual Report. See Note 10 of Item 8, “Financial Statements and Supplementary Data,” for further information.

•
Effective July 25, 2013 the Company entered into a Second Amendment and Limited Waiver to Credit Agreement (the “Amended Term Loan”). See Note 10 of Item 8, “Financial Statements and Supplementary Data,” for further information.

Principal Services and Markets
We manage our business based upon the types of services that we provide to our customers: (i) Fulfillment; and (ii) Engineering and Construction.
Fulfillment — We are a full-service provider of comprehensive installation and fulfillment services. We deploy skilled technicians to install our customers’ equipment, such as television receiver units, in their customers’ homes and businesses. Our fulfillment services include inventory warehousing and logistics, customer service and call center management, fleet management, and risk and safety compliance. We have developed innovative, leading-edge technologies and processes to manage our daily operations and to improve upon existing work processes. In many of our markets, we are the exclusive provider of installation and fulfillment services to our customers; in other markets, we compete with other service providers for our customers’ business. Our Fulfillment segment consists of the DirectSat reporting unit and FTS and Wirecomm, which comprise our Broadband Cable reporting unit.
Engineering and Construction — We are a full-service provider of construction, project management and systems integration services to customers in the wireless telecommunication and public safety industries. We assemble project teams of engineers and technicians to design and build large wireless infrastructure projects for our customers. Our construction and project management services are designed to improve our customers’ wireless telecommunications infrastructure and include site acquisition, tower construction, equipment upgrades, radio frequency and network design and transmission base station installation and modification. Our systems integration services are tailored to large-scale communications projects for transportation, public safety, entertainment, hospitality and enterprise-grade commercial real estate projects. We provide turnkey solutions that integrate radio system design, the in-building antenna network, and the command and control systems for all subsystems such as spectrum, fiber networks, voice logging and GPS. We are designing and constructing a number of projects that are critical to public safety including the World Trade Center Transportation HUB Site project, which is intended to let police, fire and other emergency personnel talk to each other in the event of a major catastrophe, such as a terrorist attack or an earthquake. Our Engineering and Construction segment in 2013 consisted of the Wireless reporting unit.

Our services are provided by a workforce of skilled technicians that is regionally and locally based throughout the United States and Canada. Our operations include approximately 80 field offices as illustrated in the following map:
Competition within our Industry
The outsourced infrastructure services industry in which we operate is competitive and highly fragmented. In many markets, we compete with a number of companies ranging from small local companies to large national companies. In some cases, we also face competition from the in-house service organizations of our customers. In some markets we are the exclusive provider of services to our customers, but our customers may choose to assign our markets to a competitor in the future. We believe that we are well positioned to compete based on our nationwide presence, our industry experience, our technical expertise and our commitment to developing and executing fully-integrated, technology-enabled solutions for our customers.
In the Fulfillment segment, we compete with national providers such as Dycom Industries, Inc., MasTec, Inc. and Goodman Networks, our customers’ in-house service organizations and various smaller local and regional providers. In the Engineering and Construction segment, we compete with national providers such as Dycom Industries, Inc., MasTec, Inc., Goodman Networks Inc., Bechtel Corporation, General Dynamics Corporation and Black and Veatch Corporation, in addition to smaller local and regional providers. We compete based on many factors such as experience, expertise, financial and operational resources, nationwide presence, brand and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process.
Principal Suppliers and Vendors
Under many of our contracts, our customers supply the necessary equipment for installation. We provide necessary ancillary materials. Under certain contracts, we acquire materials from third parties. Generally we have not experienced any significant difficulty in obtaining an adequate supply of equipment or materials. We do not rely upon on any individual vendor to supply a significant portion of our equipment or materials.
We utilize independent subcontractors to supplement our in-house workforce, to manage seasonal workflow and to augment our scale and geographic reach. Our independent subcontractors are typically small business entities that provide their own personnel, vehicles, tools and insurance coverage. We believe that our relationships with independent subcontractors provide us the ability to scale our operations in response to new projects or seasonal changes in workflow. We are not reliant on any individual source for a significant portion of our outsourced labor.
Principal Customers
Our customers are primarily satellite television, broadband cable and other telecommunications companies, contractors, and municipalities and related agencies. Included among our customers are leading media and telecommunication companies such as DIRECTV, AT&T, Comcast, Clearwire Communications, Ericsson, Sprint, T-Mobile, Charter Communications, Time Warner Cable and Rogers Communications.
We have longstanding relationships with many of our customers, and a large portion of our revenue is derived from work performed under master service agreements or other such service agreements. Work performed under master service or other service agreements is typically generated by work orders that we perform for an agreed-upon price per unit of service. The majority of work performed by our Fulfillment segment is done pursuant to such service agreements, as well as certain maintenance work performed by our Engineering and Construction segment. The terms of our master service agreements or other such service agreements vary as do the rights of our customers to terminate these agreements, with or without cause, or to reduce future work orders.
The remainder of our work is generated pursuant to contracts for specific projects that may require construction, engineering or management services for a variety of broadband cable and wireless telecommunications projects. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones.
The following provides information about our largest three customers with respect to revenues:
DIRECTV is the largest provider of satellite television services in the United States. Our relationship with DIRECTV is based upon a Home Service Provider (“HSP”) Agreement to provide installation and service of DIRECTV video programming for DIRECTV subscribers. These video subscribers are owned and billed by DIRECTV, and we function as a fulfillment arm for DIRECTV in the specific markets specified in the HSP Agreement. The current HSP Agreement was signed in October 2012 and has a four-year term. The contract provides that DIRECTV may terminate its contract upon 180 days’ notice to us with or without cause. On May 16, 2013, we announced that DirectSat had received a letter from DIRECTV providing the requisite 180-day notice of the termination of the HSP Agreement, effective November 8, 2013. Shortly following receipt of the notice, DirectSat entered into an agreement with DIRECTV providing that the 180-day notice of termination would be automatically withdrawn upon our refinancing, by July 31, 2013, of our debt on terms that satisfied certain conditions. As a result of the refinancing transactions we consummated in July 2013, these conditions were satisfied, and on July 25, 2013, DIRECTV formally withdrew its notice of termination.
AT&T is one of the largest wireless telecommunications carriers in the United States. Our relationship with AT&T is based upon construction and installation contracts under a master service agreement covering specified geographic regions located in the Northeast U.S. (the “Northeast Turf Agreement”). Under the Northeast Turf Agreement, we provide project management services to evaluate sites, construct towers, install equipment and perform quality control services for AT&T’s wireless infrastructure. The Northeast Turf Agreement has a three-year term expiring in August 2014. Although the contract provides that notice must be given before cancellation in the event of a breach of contract, the contract does not mandate any level of work orders, and we have experienced reductions in the estimated amount of services relating to tower modification that we would provide under the contract.  During 2013 we were notified by AT&T that they would reduce the amount of wireless construction work that we would perform for them under the contract, the impact of which we expect will substantially reduce our revenue earned from the Northeast Turf Agreement directly for AT&T from the amount we earned in 2013, which accounted for 17.8% of our consolidated revenue during the year. Currently, we are concluding projects previously awarded under this contract. The Company continues to provide work for AT&T through various other prime contractors and in 2014 has entered into contracts with AT&T for other services.  Additionally, the Company believes that it has other opportunities to perform construction and related services for other carriers.
Comcast is the largest provider of video programming, broadband Internet, telephone and home security systems in the United States. Our relationship with Comcast is based upon historical multiple regional contracts to provide fulfillment services, primarily to residents of single family homes. These video subscribers are customers of and billed by Comcast, and we function as a fulfillment arm for Comcast in the specific markets specified in the agreements. In these markets, Comcast also utilizes other contractors and their own technicians to provide these services. Our agreements range in duration from one to two years and typically are renewed each year with Comcast having the right to terminate the contracts, with or without cause, with 30 days notice.
Regulation
Our operations are subject to various federal, state, local and international laws and regulations including: (i) licensing, permitting and inspection requirements applicable to electricians and engineers; (ii) building codes; (iii) permitting and inspection requirements applicable to construction projects; (iv) federal regulations related to the licensing of radio frequency spectrum; and (v) regulations relating to worker safety and environmental protection.
We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulations. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.
Employees
As of December 31, 2013, we had approximately 3,200 employees, substantially all of which were full-time. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees and subcontractors as needed to complete specific projects.

2013 Audit Committee Investigation

On April 12, 2013, we announced that we would need to restate the financial results for the interim periods ended March 31, 2012, June 30, 2012 and September 29, 2012, the interim period and fiscal year ended December 31, 2011 and the interim period ended October 1, 2011. Restated financial information as of and for those periods was included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), which we filed with the SEC on August 12, 2013.

In our April 12, 2013 announcement, we noted that, as a result of the Audit Committee Investigation, which was conducted with the assistance of outside independent counsel and a forensic accounting firm, we had determined that several employees of our Pinnacle division had engaged in fraudulent activities that resulted in improper revenue recognition.

In addition to necessitating the restatement of the above-listed financial results, as a result of revenue recognition issues identified we assessed the internal control deficiencies that compromised our ability to prevent or detect the revenue recognition issues. Specifically, as identified in “Part II, Item 9A, “Controls and Procedures” in the 2012 Annual Report, we identified deficiencies in the processes, procedures and controls related to (i) entity level monitoring controls over the Pinnacle division; (ii) internal audit monitoring controls for the investigation and reporting of significant matters to the Audit Committee and the Board of Directors; (iii) revenue and cost recognition under the percentage-of-completion method of accounting; and (iv) maintaining sufficient experienced accounting personnel. These deficiencies, which prevented the timely detection of misconduct by certain Pinnacle division employees, the correction of accounting misstatements and the reporting to our Chief Executive Officer and other members of the Board of Directors of the revenue recognition issues, constituted material weaknesses.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control-Integrated Framework” (1992 Framework) issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO). While we have made and continue to make substantial efforts to remediate these material weaknesses identified in the 2012 Annual Report, we concluded that as of December 31, 2013, the material weaknesses identified above had not yet been remediated fully.

For further information regarding the material weaknesses identified by management and management’s plan to remediate the material weaknesses, see “Part II, Item 9A, “Controls and Procedures” in this Annual Report.

Where You Can Find More Information
Our Internet address is www.unitekglobalservices.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report. Copies of this Annual Report, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, are available free of charge on the Internet at our website as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. You may also inspect reports and other information concerning us at the offices of the NASDAQ Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.
The risks described below, together with all of the other information included in this Annual Report, should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that we do not currently believe to be significant that may adversely affect our future performance or financial condition.

Risks Related to Investing in our Common Stock and to our Business

Our substantial indebtedness could adversely affect our financial profile.

As of December 31, 2013, our total indebtedness, including capital lease obligations, was $189.9 million, compared to our indebtedness at December 31, 2012 of $172.2 million. Our indebtedness also bears interest at rates significantly higher than it had prior to our July 2013 refinancings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our significant indebtedness could have important consequences to our stockholders. It will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures and other general corporate purposes. In addition, it could:

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	prevent us from engaging in acquisitions, internal expansion efforts or other strategic and business development initiatives;

•	limit our ability to borrow additional funds; and

•	make us more vulnerable to a general economic downturn than a company that is less leveraged.

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

In July 2013, we entered into new debt agreements that contain financial covenants requiring us to satisfy (i) certain levels of Adjusted EBITDA; (ii) ratios concerning Adjusted EBITDA compared to total debt; and (iii) ratios concerning Adjusted EBITDA to fixed charges. The financial covenants become more challenging over time. Satisfying such covenants may be difficult if our operations do not generate sufficient cash and earnings. If we do not satisfy the covenants, it would result in an event of default and we may not be able to cure the default, which could have material adverse impact on us, including without limitation the acceleration and demand for payment by our lenders of our indebtedness. (See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations- Key Indicators of Financial Condition and Operating Performance for a discussion of Adjusted EBITDA.)

We may not be successful in generating the additional Adjusted EBITDA needed to satisfy our financial covenants.

We need to generate additional Adjusted EBITDA to satisfy our financial covenants or reduce our debt. Due to our limited financial resources, we will likely need to grow revenues through organic growth instead of through acquisitions. If we are unable to execute our growth strategy, which includes growing our systems integration business and expanding our wireless business nationally, we will not be able to generate sufficient revenue to satisfy our financial covenants.

We may be unable to maintain sufficient liquidity to meet the capital requirements of the business and we may not be able to obtain additional financing.

We have limited availability under our debt agreements and limited cash on hand. We anticipate that our primary uses of cash will be to pay our employees and sub-contractors, service our debt, fund our lease and other contractual obligations, and fund expenditures necessary to run our business, such as investing in working capital to support our business requirements, providing collateral for our insurance policies in the form of standby letters of credit, and periodic capital expenditures. We expect various trends to affect our liquidity, including without limitation:

•
The need to improve our management of working capital within our Engineering and Construction business, which if not managed well could require us to borrow additional amounts, which could reduce our profitability, or cause us to become ineligible for new borrowings or default on our debt, or both;

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

We cannot assure you that we will be able to borrow as necessary under our revolving credit agreement, nor that any other additional financing will be available on terms favorable to us, or at all, nor that any additional financing will satisfy our requirements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our business, take advantage of unanticipated opportunities, develop or enhance services or otherwise respond to competitive pressures would be significantly limited. Our operating results and financial condition could be materially adversely affected by these limitations.

Our future revenue is subject to reduction and potential cancellation.

Our future revenue consists of uncompleted portions of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other contracts, which in most cases can be terminated or cancelled on short notice, with or without cause. We include in our estimate of future revenue the amount of services projected to be performed based on our historical experience with customers and our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of future revenue and a customer’s requirements during a particular future period may not prove to be accurate. If our estimated future revenue is significantly inaccurate, this could adversely affect our financial results and the price of our common stock.

We generate a substantial portion of our revenue from a limited number of customers and, if our relationships with such customers were harmed, it is unlikely that we could continue in business.

During the year ended December 31, 2013, our three largest customers accounted for over 74% of our revenues. Our contracts with our major customers give our customers the right to either terminate their contract, or reduce the amount of work that we will perform under their contract, on relatively short notice, with or without cause.

We may not be successful in replacing potentially lost business from a major customer.

Our Northeast Turf Agreement with AT&T will conclude in August 2014. Although we expect to be able to retain some of this business through subcontract arrangements, if we are not successful in replacing this potentially lost business, or if our other major customers terminate their contracts with us or reduce the amount of work that we will perform under their contracts, it could materially impact our operating results.

Our business may be adversely affected by increased employee expenses.

We depend on our management team and the loss of certain team members could negatively affect our ability to execute our business strategy. Although we have entered into employment agreements with certain of our executive officers, we may need to implement additional programs, including stock-based compensation, to motivate and retain our management team that may dilute current shareholders or increase our administrative costs. Such increased costs could have a negative impact on our financial results.

We also depend on our skilled workers to implement our business strategies. Recently 31 of the 47 technicians at a DirectSat location voted to be represented by a labor union. We have over 1,079 DirectSat technicians. If a significant number of our technicians voted to be represented by a labor union and if we were unable to negotiate satisfactory collective bargaining agreements, our financial results could be negatively impacted.

We have had a history of losses.

We experienced net losses of $52.1 million, $77.7 million, $9.1 million and $30.6 million in 2013, 2012, 2011 and 2010, respectively. We cannot predict if we will ever achieve profitability, and if we do, whether we will be able to sustain such profitability. Further, we may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not ever be able to achieve profitability.

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

Our quarterly operating results have varied considerably in the past, and may continue to do so, due to a number of factors. Many of these factors are outside of our control and include, without limitation, the following:

•	our ability to attract new customers, retain existing customers and increase sales to such customers;

•	the commencement, progress, completion or termination of contracts during any particular quarter;

•	the cyclical nature of the telecommunications industry;

•	the effect of inclement weather on our operations;

•	the cost of raw materials we require for our projects; and

•	satellite television, broadband cable and wireless telecommunications market conditions and economic conditions generally.

Due to these factors and others, our results for a particular quarter, and therefore, our combined results for the affected year, may not meet the expectations of investors, which could cause the price of our common stock to decline significantly.

Legal proceedings and other claims could reduce our profitability, cash flows and liquidity.

There has been a consolidated class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against us and certain of our current and former officers entitled In Re Unitek Global Services, Inc. Securities Litigation, Civil Action No. 13-2119. The case alleges that we made misstatements and omissions regarding our business, our financial condition and our internal controls and systems in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. While we expect that this matter will be resolved in the near future and that we have adequate reserves for this matter, we may incur significant expense relating to litigation with one or more our former employees stemming from events and circumstances relating to the Audit Committee Investigation. We also reported to the SEC the results of the Audit Committee Investigation. We may be subject to enforcement actions as a result of such events, which may impact us adversely.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, because management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from those estimates if conditions change or if the assumptions used in making these estimates ultimately prove to be incorrect. As a result of the Audit Committee Investigation, certain of our estimates related to revenue recognition were identified as containing significant errors and materially reduced our results of operations. Our results of operations could be materially reduced again if future changes in our estimates and judgments are required.

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

If we are unable to maintain effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business, financial condition, or results of operations.

Based on our management’s assessment, we believe that, as of December 31, 2013, our internal control over financial reporting was not effective. The specific material weaknesses are described in Part II, Item 9A, “Management’s Report On Internal Control Over Financial Reporting.” These material weaknesses in our internal control over financial reporting result in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

We cannot assure you that our efforts to remediate these material weaknesses will be successful or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

For more information relating to our internal control over financial reporting and disclosure controls and procedures, and remediation efforts undertaken by us, see Part II, Item 9A of this Annual Report.

We may incur additional goodwill and other intangible impairment charges in the future which could reduce our profitability and adversely affect our shareholders’ equity.

During the past two years, we have recorded significant impairment charges. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions or changes in business operations. While impairment charges are non-cash, if we are required to record additional impairment charges in the future, it could have an adverse effect on our consolidated results of operations and stockholders’ equity.

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

We are increasingly dependent on information technology systems to operate our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
We are increasingly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations.  In the ordinary course of business, we collect, store and transmit confidential information and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information.  Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public.  There can be no assurance that our protection efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could adversely affect our business.
We rely on subcontractors and their failure to perform may adversely impact our operations.

We utilize subcontractors to perform many of our services. If subcontractors do not perform their obligations to our customers or their employees, we may be adversely impacted by claims from our customers and others.

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

Our Amended and Restated Certificate of Incorporation, or Charter, and our Amended and Restated Bylaws, or Bylaws, contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

•	establish a classified Board of Directors so that not all members of our Board are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings: and

•	provide that the Board of Directors is expressly authorized to adopt, or to alter or repeal our Bylaws.

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

Insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe that our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations and liquidity.

Increases in our insurance premiums or collateral requirements, such as construction bonds or standby letters of credit, could significantly reduce our profitability, liquidity and availability under our credit facilities.

Because of the financial covenants in our debt agreements, we have a limited ability to issue standby letters of credit to our insurance carriers. Because of factors such as a worsening of our financial condition or increases in claims, insurance carriers may be unwilling to continue to provide us with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. An increase in premiums or collateral requirements could significantly reduce our profitability and liquidity as well as reduce availability under our credit facilities.

We may not be able to renew our casualty insurance coverage after September 30, 2014 on satisfactory terms.

Our casualty insurance coverage expires on September 30, 2014. If our financial position worsens, we may not be able to obtain a policy that will provide coverage after October 1, 2014 on satisfactory terms. If we need to access the secondary market for such insurance, it may result in a significant increase in premiums or usage of liquidity.

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

Risks Related to Our Industry

Changes in technology or consumer preferences and demand could weaken our competitiveness in the marketplace

We are dependent upon meeting the demands of our customers and the public. New technologies are rapidly being developed to enhance the public’s entertainment experience. There can be no assurance that our major customers’ products will continue to be popular or if our major customers adopt new technologies, that we will have the skill set to be able to deploy such technologies.

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
As of December 31, 2013, our corporate headquarters are located in Blue Bell, Pennsylvania where we lease 24,882 square feet of office space. Our Engineering and Construction segment is headquartered in Fair Lawn, New Jersey where we lease 76,790 square feet of office and warehouse space. In addition, we own 0.9 acres of property, including office and warehouse space, in Arlington, Texas. We lease other smaller locations throughout the United States and Canada.
We believe that our properties are adequate to meet our current needs and that additional facilities, if needed, are available to meet our expansion needs in existing and projected markets.

Item 3.	Legal Proceedings.
The following sections summarize material pending legal and regulatory proceedings:
Class Action Lawsuit
In 2013 a consolidated class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania. The case, entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119, alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In October 2013, the plaintiffs and the Company reached a preliminary agreement to settle all claims for an amount of $1.6 million, including attorneys’ fees and expenses. In February 2014, the Court entered an Order granting preliminary approval of the settlement agreement, and the hearing to approve the final settlement is set for June 2014. The Company believes that the settlement amount will be covered by insurance and has accrued the $0.3 million deductible.
Collective Action under Fair Labor Standards Act
The Company had a collective action under the Fair Labor Standards Act filed against it in the United States District Court for the Western District of Tennessee in February 2008. In October 2012, a judgment was entered for the plaintiffs. The Company intends to appeal the judgment promptly as soon as it becomes final and appealable. The Company believes that the potential loss exposure for this action is between $0 and $3.8 million and that it has accrued adequate reserves for any resulting loss deemed probable.
Skylink Complaint
In August 2013, Skylink brought a complaint against the Company in the Common Pleas Court of Hancock County, Ohio alleging the Company had failed to pay an earn-out payment and requesting a declaratory judgment that the earn-out payment is due and immediately payable, together with the accrued interest thereon and costs and expenses. The Company brought a motion to dismiss the complaint in the United States District Court for the Northern District of Ohio. Skylink thereafter amended its complaint, and the Company has filed another motion to dismiss the amended complaint. While the Company acknowledges that the earn-out payment of $6.0 million accrued on May 31, 2013, the Company has not made this payment because certain contractual conditions have not yet been met. The earn-out payment is included within the current portion of long-term debt on our consolidated balance sheet. See Note 10 of Part II, Item 8, “Financial Statements and Supplementary Data,” for further information.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is currently quoted on the NASDAQ Stock Market under the symbol “UNTK.” The following table presents the high and low selling prices per share of our common stock as reported by the NASDAQ Stock Market for the quarterly periods indicated:

	Selling Price Per Share
	Low	High
Quarterly period ended:
2013:
December 31, 2013	$1.00	$1.74
September 28, 2013	1.20	2.12
June 29, 2013	0.95	3.04
March 30, 2013	2.86	3.95
2012:
December 31, 2012	$3.18	$4.30
September 29, 2012	2.43	4.33
June 30, 2012	2.43	3.69
March 31, 2012	3.05	4.90
As of March 17, 2014, there were 445 holders of record of our common stock.
We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our financial condition, results of operations, capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our debt agreements restrict our ability to pay cash dividends or make other distributions on our common stock without the prior consent of the lenders.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides equity compensation plan information as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	377,847	(2)	$9.73	2,820,801
Equity compensation plans not approved by security holders(3)	144,003		—	—

(1)	The material features of equity compensation plans and awards are provided in Note 15 of Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)
Includes 368,458 common shares to be issued upon vesting of restricted stock units and 9,389 common shares to be issued upon exercise of stock options. The number of common shares to be issued assumes that performance targets for performance-based restricted stock units are achieved at 100%, but such performance could differ resulting in a different number of common shares being issued. The weighted average exercise price shown pertains to the outstanding stock options.

(3)	Consists of non-plan inducement grants awarded to the Chief Executive Officer and Chief Financial Officer.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities; Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarterly period ended December 31, 2013, we did not sell any unregistered securities nor did we repurchase any of our equity securities.

Item 6.	Selected Financial Data.
Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read together with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.
Overview
We are a full-service provider of technical services to customers in the wireless telecommunications, public safety, satellite television and broadband cable industries in the United States and Canada. Our principal lines of service, or segments, and their relative importance to our operations, based upon contribution to consolidated revenues, are:

•
Comprehensive installation and fulfillment services (“Fulfillment”), where we deploy skilled technicians to install our customers’ equipment, such as television receiver units, into homes and businesses. This segment makes up approximately two-thirds of our business; and

•
Wireless telecommunication construction, project management and systems integration (“Engineering and Construction”), where we assemble project teams of engineers and technicians to design and build wireless infrastructure projects for our customers. This segment makes up approximately one-third of our business.

Our customers are primarily satellite television, broadband cable and other telecommunications companies, their contractors, and municipalities and related agencies. Our customers utilize our services to build and maintain their infrastructure and networks and to provide residential and commercial fulfillment services, which is critical to their ability to deliver voice, video and data services to end users.
The satellite and broadband cable television markets are controlled by a small number of large companies, and similarly a few large wireless carriers control a significant portion of the wireless telecommunications market. As a result, our business has been, and likely will continue to be, concentrated with a few large customers. Many of our largest customers have the right to either terminate our contract, or reduce the amount of work that we will perform under their contract, on relatively short notice, with or without cause. Additionally, our concentration of work with large customers is further increased by fact that we also provide work as subcontractors to multiple entities who are engaged by these large customers (such as AT&T, Sprint and T-Mobile). The following charts illustrate the relative size of our principal lines of business and our customer concentration as a primary contractor:

The following presents a summary of what we believe to be the most important opportunities, challenges, risks and uncertainties that have impacted our results or may impact our outlook for future periods.
Liquidity and financing presented us significant challenges in 2013. In response to tightening liquidity and events of default related to the fraud identified by our Audit Committee, we entered into a new Revolving Loan and Amended Term Loan facility at considerably less favorable terms. We incurred a substantially non-cash extinguishment charge of $9.2 million, in 2013 in connection with the refinancings, and deferred to future periods additional costs of $19.6 million (including the value attributed to our warrants issued in connection with the Amended Term Loan more fully discussed in Note 10 of Part II, Item 8, “Financial Statements and Supplementary Data”). Our interest rates increased by 600 – 675 basis points as compared to the credit facilities we replaced, a portion of which is applied to our debt principal, and our revised covenants require us to achieve challenging earnings targets and borrowing levels over the remaining life of the debt. Notwithstanding these, the revised facilities have improved our liquidity and will provide us with up to an additional $20.0 million of borrowing capacity subject to certain limitations, going into 2014. While we believe that this provides us an adequate level of financing for 2014, we continue to evaluate refinancing alternatives.
Investigation, restatement and related costs were incurred as a result of the Audit Committee Investigation. In April 2013, we announced that several employees of our Pinnacle division engaged in fraudulent activities that resulted in improper revenue recognition, and we determined that certain previously issued financial statements needed to be restated. The investigation, the restatement and related costs required us to incur $8.8 million of costs for professional services and consultants during 2013. Additional costs for related legal matters are likely to arise in the future, such as our obligation to indemnify our current and former officers in connection with potential regulatory or legal proceedings. We are not able to estimate what the costs related to these matters might be, but such costs could be significant.
Our business strategy is focused on organic growth, improving our profitability and maximizing our return on capital. To achieve organic growth, we plan to: (i) sell more existing solutions and services to existing customers and diversify our customer base; (ii) sell different solutions and services; (iii) create new solutions and services for new markets and customers; and (iv) diversify our markets and customer bases through an expanded sales forces that are aligned by geography and industry.
Fulfillment is our most mature and currently our best performing segment. Revenues in this segment are primarily recurring in nature and based on predetermined rates for each type of service performed. In this segment:

•
Our operational footprint has evolved over time into a more contiguous region covering portions of the northern, eastern and southern United States, allowing us to leverage our scale and share resources among our local operations. Within our regional footprints, we have been able to maximize results by concentrating our operations in major metropolitan areas. We believe that there are opportunities to improve our operations by acquiring new markets, exiting unprofitable markets and optimizing the efficiency of our operations through fuel savings initiatives, productivity improvements and better utilization rates.

•
Service relationships vary among the markets we serve. In some markets, we are the exclusive provider of services to our customers, providing us more predictable volumes and pricing that is more commensurate with our service quality, where we believe we excel. In other markets, we compete for our customers’ business, subjecting us to pricing pressure and volume risk while providing opportunities to improve our market share. In the past, we have grown market share organically and through acquisitions, but we have also been required to exit certain markets. We believe that over time our customers will reduce the number of service providers with whom they conduct business. Our strategy is to be positioned as our customers partner-of-choice in key markets.

•
Seasonality is driven by end-user spending patterns and, to a lesser extent, weather. We tend to be busiest in the third and fourth quarters because consumer demand tends to grow due to seasonal moving activity and television upgrades, and the weather is usually more accommodating. Any quarter may be positively or negatively affected by weather patterns, such as excessive rainfall or cold winter weather, making it difficult to predict quarterly revenue and margin variations.

Engineering and Construction is an evolving segment that we believe may have the greatest opportunities for long-term growth. Revenues in this segment are primarily contract-based and recognized using the percentage-of-completion method, which requires us to make estimates that are significant to our results and could differ from actual results in future periods.

•
Consumer demand for wireless services continues to soar, driven by the proliferation of smart phones and other wireless data devices. This demand and other technological advances are causing wireless carriers to upgrade their networks to improve performance and efficiency and to consolidate disparate technology platforms. We believe that these initiatives offer us significant long-term opportunities to provide our services, but there is also intense competition to win these projects.

•
New business development is a critical aspect of maintaining and growing our business once projects have been completed. We usually develop new business by bidding against our competitors on wireless infrastructure projects. The success of each bid depends on a number of factors, but we believe that the predominant factors are price and brand. As a result of the Audit Committee Investigation, our ability to bid on new projects was limited for a large portion of 2013, and our brand may have been harmed. For example, beginning in mid-2013 we were notified by AT&T that they would reduce the amount of wireless construction work that we would perform for them under the Northeast Turf Agreement, causing us to reduce our 2013 and 2014 revenue forecast for this work. We have taken decisive actions to address these issues and have increased our new business development activities and are optimistic that these actions and efforts will result in our brand being perceived as standing for integrity, honesty, service excellence, and a thoughtful approach to our customers and our people.

•
Working capital management is a critical driver of our business that directly impacts our earnings, our operating cash flows and the amount available for us to borrow under our Revolving Loan. We typically need to invest in additional working capital when this business grows as compared to our Fulfillment segment because there is an additional period of time after work commences before we are able to bill the customer. We believe that there are opportunities to reduce collection cycles by improving our contract execution. Improving working capital management would reduce our outstanding borrowings and improve our liquidity, operating cash flows and earnings.

Key Indicators of Financial Condition and Operating Performance
To evaluate our performance, we monitor a number of financial and non-financial key indicators. We analyze these metrics in a number of ways, including on a trended basis, and through comparisons on at least a monthly, quarterly and annual basis to our prior results, operating plans and forecasts. Our analysis is performed at both the consolidated and individual segment level.
As appropriate, we supplement our results of operations determined in accordance with U.S generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measurements that we believe are useful to investors in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results but rather as an additional way of viewing aspects of our operations that provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely solely on any one, single financial measure.
The most significant financial performance measurements that we monitor are as follows:

•
Adjusted EBITDA, including Adjusted EBITDA as a percentage of revenues. Adjusted EBITDA is a key indicator used by our management, investors and lenders to evaluate the operating performance of our continuing operations and to make decisions regarding compensation and other operational matters. Adjusted EBITDA is our net loss adjusted for interest expense, income taxes, depreciation, amortization and certain other adjustments. A reconciliation of net loss to Adjusted EBITDA is provided at the end of the section that follows entitled “Results of Operations.” Adjusted EBITDA is a non-GAAP financial measurement;

•
Net loss excluding certain items, which we are using as an indicator to evaluate our operating performance excluding the impact of certain non-recurring items. A reconciliation of net loss to net loss excluding certain items is provided at the end of the section that follows entitled “Results of Operations.” Net loss excluding certain items is a non-GAAP financial measurement;

•	Liquidity, including availability under our revolving credit facilities, and cash flows;

•	Revenues including revenue growth and trends; and

•
Our debt service ratios, which are (i) the Consolidated Leverage Ratio, representing long-term debt divided by Adjusted EBITDA; and (ii) the Fixed Charge Coverage Ratio, representing adjusted earnings divided by fixed charges. Our debt service ratios are non-GAAP financial measurements.

Throughout this management’s discussion and analysis, we have included commentary on material changes in our performance related to these metrics.
Results of Operations
In this section, we present a summary and detailed comparison of our results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012. We have derived this data from our consolidated financial statements and other financial information included elsewhere in this Annual Report. Where applicable, we provide commentary related to each of our two segments: (i) Fulfillment and (ii) Engineering and Construction.
Revenue and gross profit increased 7.8% and 4.6%, respectively, in the year ended December 31, 2013 compared to the prior year, to $471.9 million and $84.6 million, respectively. Of the revenue increase of $34.3 million, the Fulfillment and Engineering and Construction segments contributed $11.6 million and $22.8 million, respectively.
While gross margin percents for the Fulfillment segment remained relatively constant in the year ended December 31, 2013 compared to the prior year, the Engineering and Construction segment’s gross margin percents declined slightly. Both segments realized improved gross profits in the year ended December 31, 2013 compared to the prior year as a result of higher revenues.
Operating loss in the year ended December 31, 2013 decreased by $13.0 million to $12.1 million, as compared to $25.0 million for the prior year. The Company’s operating loss in the year ended December 31, 2013 was positively impacted by increased gross profit and declines in selling, general and administrative expenses, expenses related to contingent consideration, restructuring charges and depreciation and amortization charges compared to the year ended December 31, 2012. Offsetting these items was an increase in impairment charges in the year ended December 31, 2013, compared to the prior year, and the costs associated with the Audit Committee Investigation.
Loss from continuing operations increased to $50.5 million for the year ended December 31, 2013 as compared to $39.5 million for the prior year as a result of our incurring in 2013 significant restatement and refinancing costs, an increase in the cost of our debt and the decline in other income being only partially offset by the decline in our operating loss. Substantially non-cash refinancing costs of $9.2 million for the year ended December 31, 2013 were included in our loss from continuing operations as loss on extinguishment of debt. Additional refinancing costs of $19.6 million have been deferred, to be incurred as a component of interest expense over the remaining life of the debt. Furthermore, the interest rate of the Amended Term Loan facility increased by 600 basis points, of which 400 basis points are not paid in cash but added to the principal balance of the Amended Term Loan (“PIK Interest”), and the interest rate on the higher Revolving Loan balances increased by 675 basis points. We also incurred significant amounts of penalty interest and fees during 2013 compared to 2012.
The results of discontinued operations have been presented separately from continuing operations as a component of net loss for all periods presented. During 2012, we sold our wireline telecommunications business unit, which resulted in the impairment of the assets sold, and we closed certain broadband cable fulfillment and wireless service locations.
As you read and consider this management’s discussion and analysis, you should be aware that our historical results may not be indicative of future performance as a result of the opportunities, challenges, risks, trends and uncertainties discussed in section entitled “Overview” at the beginning of this management’s discussion and analysis and elsewhere throughout this Annual Report.

The following table presents our results of operations:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Revenues	$471,933	$437,596
Cost of revenues	387,376	356,794
Gross profit	84,557	80,802
Selling, general and administrative expenses	42,223	46,357
(Income) expense related to contingent consideration	(114)	10,096
Restructuring charges	1,071	8,013
Restatement, investigation and related costs	8,820	—
Impairment charges	24,374	14,900
Depreciation and amortization	20,258	26,469
Operating loss	(12,075)	(25,033)
Interest expense	30,454	15,329
Loss on extinguishment of debt	9,247	—
Other income, net	(733)	(1,244)
Loss from continuing operations before income taxes	(51,043)	(39,118)
Income tax (benefit) expense	(552)	353
Loss from continuing operations	(50,491)	(39,471)
Loss from discontinued operations	(1,582)	(38,259)
Net loss	$(52,073)	$(77,730)
Revenues
The following table presents revenue information by segment:

	Year Ended
	December 31, 2013		December 31, 2012		Increase (Decrease)
(amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Amount	%

Fulfillment	$316,882	67.1%	$305,307	69.8%	$11,575	3.8%
Engineering and Construction	155,051	32.9%	132,289	30.2%	22,762	17.2%
Total	$471,933		$437,596		$34,337	7.8%
Revenues increased $34.3 million, or 7.8%, to $471.9 million from $437.6 million for the years ended December 31, 2013 and December 31, 2012, respectively. For the Fulfillment segment, revenues increased $11.6 million, or 3.8%, to $316.9 million from $305.3 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in Fulfillment segment revenues was primarily attributable to the impact of our entering new markets as a result of the Skylink acquisition ($21.6 million) and organic growth within those markets and growth from satellite internet customers partially offset by lower volume from our cable fulfillment customers as we closed or exited markets in the U.S. ($13.7 million). For the Engineering and Construction segment, revenues increased $22.8 million, or 17.2%, to $155.1 million from $132.3 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in Engineering and Construction revenues was primarily attributable to revenue growth from our AT&T Northeast Turf Agreement.
Our Northeast Turf Agreement with AT&T concludes in August 2014. During 2013 we were notified by AT&T that they would reduce the amount of wireless construction work that we would perform for them under the contract, the impact of which we expect will substantially reduce future revenue earned from the Northeast Turf Agreement directly for AT&T from the amount we earned in 2013, which accounted for 17.8% of our consolidated revenue during the year.  Currently, we are concluding projects previously awarded under this contract. The Company continues to provide work for AT&T through various other prime contractors and in 2014 has entered into contracts with AT&T for other services.  Additionally, the Company believes that it has other opportunities to perform construction and related services for other carriers.

Gross Profit
The following table presents gross profit information by segment:

	Year Ended
	December 31, 2013		December 31, 2012		Increase (Decrease)
(amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Amount	%

Fulfillment	$63,894	20.2%	$61,804	20.2%	$2,090	3.4%
Engineering and Construction	20,663	13.3%	18,998	14.4%	1,665	8.8%
Total	$84,557	17.9%	$80,802	18.5%	$3,755	4.6%
Gross profit increased $3.8 million, or 4.6%, to $84.6 million from $80.8 million for the years ended December 31, 2013 and December 31, 2012, respectively, as a result of higher revenues in the year ended December 31, 2013 compared to the prior year. Gross margin decreased to 17.9% compared to 18.5% for the years ended December 31, 2013 and December 31, 2012, respectively. For the Fulfillment segment, gross margins remained unchanged year over year. For the Engineering and Construction segment, gross margin decreased to 13.3% compared to 14.4% for the years ended December 31, 2013 and December 31, 2012, respectively. The decrease was due to the mix of work performed under the AT&T Northeast Turf Agreement, including costs associated with sites moved in 2013, as well as ramp up costs with increasing work in certain other markets primarily in the Western U.S.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4.1 million, or 8.9%, to $42.2 million from $46.4 million for the years ended December 31, 2013 and December 31, 2012, respectively. Selling, general and administrative expenses as a percentage of revenue declined to 8.9% in the year ended December 31, 2013 from 10.6% in the prior year. Stock-based compensation for the year ended December 31, 2013 was $2.2 million, a decline of $2.7 million from the prior year. Stock-based compensation expense for the year ended December 31, 2012 included $2.6 million for the acceleration of RSU vesting related to the separations of the former Chief Executive Officer, the former Executive Chairman of the Board and the former Chief Administrative Officer, in accordance with the terms of their employment agreements, and the acceleration of RSUs awarded to members of the Board of Directors. Reduced recurring professional fees, rents and taxes in 2013 were partially offset by increased insurance costs.
Income or Expense related to Contingent Consideration
During the year ended December 31, 2013 we adjusted estimates of the amount of previously recorded as contingent consideration. Expense related to contingent consideration was $10.1 million for the year ended December 31, 2012. The expense was related to the remeasurement of contingent consideration to fair value at each period end, which was related to the acquisitions of the assets of Pinnacle Wireless, Inc. and the assets of Skylink.
Restructuring Charges
Restructuring charges were $1.1 million and $8.0 million for the years ended December 31, 2013 and December 31, 2012, respectively. The charges for the year ended December 31, 2013 were related to the separations of former members of senior management. The charges for the year ended December 31, 2012 were related to the separation of our former Chief Executive Officer, the elimination of certain management positions, including the Executive Chairman and the Chief Administrative Officer, and the retention of senior management during the search for our new Chief Executive Officer.
Restatement, Investigation and Related Costs
Restatement, investigation and related costs were $8.8 million for the year ended December 31, 2013. The Audit Committee Investigation required us to incur substantial additional costs for audit fees and other professional services, including the cost of litigation and consultants, as well as costs to indemnify current and former officers for legal costs. Additional costs for related legal matters may arise in the future, such as the Company’s obligation to indemnify current and former officers in connection with potential regulatory or legal proceedings. Management is not able to estimate what the costs related to these matters might be, but such costs could be significant. No such costs were incurred during the year ended December 31, 2012.

Impairment Charges
During the year ended December 31, 2013, we recognized impairment charges of $24.4 million, consisting of (i) $10.6 million related to the goodwill of the Wireless reporting unit, (ii) $12.7 million related to the goodwill of the Broadband Cable reporting unit and (iii) $1.1 million related to certain acquired technology assets of the Wireless reporting unit. During the year ended December 31, 2012, we recognized an impairment loss of $14.9 million related to the goodwill of the Wireless reporting unit. Refer to the discussion of impairment testing in the section entitled “Critical Accounting Policies and Estimates” for additional details.
Depreciation and Amortization
Depreciation and amortization decreased $6.2 million, or 23.5%, to $20.3 million from $26.5 million for the years ended December 31, 2013 and December 31, 2012, respectively. The decrease was driven by lower amortization of $3.6 million caused by intangible assets reaching the end of their amortizable lives, partially offset by new amortization from the intangible assets acquired from Skylink, and lower depreciation of $2.6 million.
Interest Expense
The following table presents the components of interest expense:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Interest paid or payable in cash	$19,976	$12,479
Interest and fees added to debt principal:
Penalty interest and forbearance fees	4,026	670
PIK interest added to Amended Term Loan (4%)	3,169	—
Other	340	—
Amortization of deferred financing fees and debt discount	2,943	2,180
Interest expense	$30,454	$15,329
Interest expense increased $15.1 million, or 98.7%, to $30.5 million from $15.3 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase was caused by higher cash and PIK interest as a result of the July 2013 refinancing, higher average principal balances, non-cash forbearance and penalty fees as well as, higher amortization of deferred financing fees and debt discount. As a result of the refinancing in July 2013, the interest rates on the Company’s new Revolving Loan and Amended Term Loan facilities increased by 675 basis points and 600 basis points, respectively, and outstanding borrowings under the Revolving Loan increased from $26.9 million to $45.0 million at December 31, 2012 and December 31, 2013, respectively. With respect to the Amended Term Loan, the Company exercised its right to increase borrowings by an aggregate amount of $35.0 million during the second and third quarters of 2012.
Loss on Extinguishment of Debt
In July 2013, the Company refinanced its long-term debt, which resulted in significant refinancing costs and an increase in the ongoing cost of our debt. Refinancing costs of $9.2 million for the year ended December 31, 2013 were included in our results of operations as loss on extinguishment of debt, and refinancing costs of $19.6 million have been deferred, to be recognized as a component of interest expense over the remaining life of the debt. No loss on extinguishment of debt was incurred during the year ended December 31, 2012.
Other Income, Net
Net other income, consisting mainly of gains and losses on the sale of property and equipment, declined $0.5 million in the year ended December 31, 2013 as compared to the prior year, to $0.7 million. The disposal of assets is generally dependent on vehicle and other equipment needs of the Company.
Income Tax Benefit or Expense
Income tax benefit or expense was not material to our results of operations for the years ended December 31, 2013 and December 31, 2012. Our effective tax rate differs from the Federal statutory tax rate of 35% primarily because we have not yet achieved profitable operations outside of Canada. As a result, our non-Canadian deferred tax assets do not satisfy the criteria for realizability, and we have established a full valuation allowance for such assets. In addition, we are required to pay incomes taxes in certain states and localities in which we do business.

Loss from Discontinued Operations
Loss from discontinued operations decreased $36.7 million, to $1.6 million, from $38.3 million for the years ended December 31, 2013 and December 31, 2012, respectively. The decrease was caused by our sale of our wireline telecommunication business (the “Wireline Group”) in the fourth quarter of 2012, results from which included pre-tax impairment charges of $35.2 million related to the impairments of property and equipment and goodwill in our Wireline reporting unit. We do not expect that there will be a significant impact of the discontinued operations on our continuing business and financial condition.
Net Loss Excluding Certain Items and Adjusted EBITDA
The following table presents the reconciliation of net loss to net loss excluding certain items and Adjusted EBITDA:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Net loss	$(52,073)	$(77,730)
Loss from discontinued operations	1,582	38,259
Restructuring charges	1,071	8,013
Impairment charges	24,374	14,900
Restatement, investigation and related costs	8,820	—
Loss on extinguishment of debt	9,247	—
(Income) expense related to contingent consideration	(114)	10,096
Net loss excluding certain items	(7,093)	(6,462)

Interest expense	30,454	15,329
Income tax (benefit) expense	(552)	353
Depreciation and amortization	20,258	26,469
Stock-based compensation	2,176	4,905
Transaction costs	180	291
Other income, net	(733)	(1,244)
Adjusted EBITDA	$44,690	$39,641
Net loss excluding certain items increased in the year ended December 31, 2013, as compared to the prior year, from $6.5 million to $7.1 million, primarily due to higher interest expense offsetting the impact of the Company’s reducing its loss from operations from that reported in the prior year.
Adjusted EBITDA increased $5.0 million, or 12.7%, to $44.7 million from $39.6 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase was caused by an increase of $3.8 million in gross profit and a decrease in selling, general and administrative expenses of $1.3 million excluding the effect of stock-based compensation and transaction costs.

Liquidity and Capital Resources
At December 31, 2013, our liquidity consisted of cash of $1.8 million and $8.2 million of availability under the Revolving Loan. Availability was calculated based upon (i) total potential availability under the Revolving Loan of $64.1 million, which was determined as the lesser of (a) the $75.0 million face amount of the facility and (b) a borrowing base of $64.1 million, calculated based upon eligible receivables of $44.1 million plus an additional amount of $20.0 million (the “Additional Amount”); less (ii) outstanding standby letters of credit under the Revolving Loan of $7.8 million; less (iii) outstanding borrowings under the Revolving Loan of $48.1 million. The Additional Amount varies from $0.0 million to $20.0 million based upon the total of eligible and ineligible receivables. The minimum amount is used at $60.0 million or less of total receivables, the maximum amount is used at $80.0 million or greater of total receivables, and a proportional amount is used if total receivables are between $60.0 million and $80.0 million. Additionally, the following other trends are expected to impact our liquidity:

•
The need to improve our management of working capital within our Engineering and Construction business, which if not managed well could require us to borrow additional amounts, which could reduce our profitability, or cause us to become ineligible for new borrowings or default on our debt, or both;

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

Our primary sources of cash are from our operations and from borrowings under long-term debt. Our primary uses of cash are for (i) contractual obligations to service our debt, to make required payments under leases, to make certain other payments; and (ii) other needs for cash that are necessary to run our business, such as investing in working capital to support our business requirements, providing collateral for our insurance policies in the form of standby letters of credit, and funding capital expenditures. Historically, we have also used cash to acquire businesses.
During the year ended December 31, 2013, the most significant factors impacting our liquidity were as follows:

•
Our greatest sources of cash for the year ended December 31, 2013 were from operations and from net borrowings on our revolving credit facilities. Adjusted EBITDA, which we use as an indicator of cash generated by the business before certain items was $44.7 million. Adjusted EBITDA is also used as one of the measurement factors in determining our compliance with our long-term debt agreements. Net proceeds from our revolving credit facilities were $21.2 million, although these net borrowings were partially offset by $16.8 million of net cash we were required to deposit as collateral for standby letters of credit issued by our prior lender to our insurance carriers.

•
Our greatest uses of cash for the year ended December 31, 2013 were from increases in net working capital and payments of interest, capital leases, financing fees and certain other significant items. Net working capital increased $7.0 million, caused by (i) $30.8 million of reductions in accounts payable and other liabilities and (ii) a $2.6 million increase in prepaid expenses and other current assets including pre-funding potential future insurance claims, partially offset by $26.3 million of reductions in accounts receivable. We paid $20.3 million of interest, $8.2 million for capital lease obligations and $6.8 million of fees to refinance our debt. We also incurred $8.8 million of restatement, investigation and related costs, the majority of which were paid in cash during the period.

As of the date of this filing, we expect to continue to have adequate liquidity, including availability on our Revolving Loan and cash on hand. To the extent we can reduce our standby letters of credit with insurance carriers, it would improve our availability under our Revolving Loan. Our liquidity and our continuing ability to borrow under our debt arrangements require us to maintain certain financial covenants. We were in compliance with those covenants at December 31, 2013. Because these ratios become more restrictive over time, we will need to either increase our adjusted earnings or decrease our long-term debt to remain in compliance. Based on current forecasts, we believe that we will continue to remain in compliance with our debt covenant for at least the next twelve months. If we are is unable to improve profitability, reduce long-term debt or obtain additional financing, the related lack of liquidity or compliance with long-term debt covenants could have a material adverse effect on the Company’s operations.
As you read and consider this discussion and analysis, you should be aware that our historical results may not be indicative of future performance as a result of the opportunities, challenges, risks, trends and uncertainties discussed in section entitled “Overview” at the beginning of this management’s discussion and analysis and elsewhere throughout this Annual Report.

Sources of Cash
Our primary sources of cash are from our operations, from borrowings under long-term debt and from the release of restricted cash for standby letters of credit.
Operations
Adjusted EBITDA represents our gross profit, less selling, general and administrative expenses, and excludes stock-based compensation, transaction costs and certain other expenses. We use Adjusted EBITDA, among other purposes, as an approximation of the impact that our business operations have on cash flows prior to the impact of working capital changes. Adjusted EBITDA was $44.7 million and $39.6 million for the years ended December 31, 2013 and 2012, respectively. Additional information about our Adjusted EBITDA and changes thereto can be found at the end of the section entitled “Results of Operations” which immediately precedes this section.
Borrowings Under Long-Term Debt
Long-term debt, which consists primarily of our Revolving Loan and our Term Loan has been our most significant source of financing and amounted to 67% and 48% of our total assets at December 31, 2013 and December 31, 2012, respectively. During 2013, we refinanced our long-term debt, among other reasons, to obtain additional financing and liquidity to support our operations. Net proceeds from our revolving credit facilities were $21.2 million, although these net borrowings were partially offset by $16.8 million of net cash we were required to deposit as collateral for standby letters of credit held by our prior lenders. Unless we are able to refinance our existing debt, our only remaining source of cash is our availability under the Revolving Loan. We intend to evaluate alternatives for refinancing our long-term debt in future periods.
Our liquidity varies on a daily basis depending upon:

•	The timing of collections from customers, which are significant and generally have been consistently paid;

•	Payroll for our employees, which is paid for the majority of employees on a biweekly basis;

•	Payments to subcontractors, vendors and other service providers for operating costs and capital expenditures; and

•	Debt service costs, including monthly payments of interest on our Amended Term Loan and Revolving Loan as well as quarterly amortization.
In order to maintain or improve our availability in future periods, we must maintain or improve our collections of accounts receivable, reduce outstanding standby letters of credit as we resolve outstanding insurance claims, or reduce borrowings under the Revolving Loan, or a combination thereof.
Releases of Restricted Cash
In connection with the July 2013 refinancing, the Company was required to deposit a total of $24.7 million of cash with its former lenders as collateral for outstanding standby letters of credit issued by the former lender to certain of the Company’s insurance carriers. In the fourth quarter of 2013, $7.9 million of that cash was released upon the transfer of standby letters of credit to the Revolving Loan facility as a draw-down under that facility. Additional cash may become available to us in future periods if the holders of the standby letters of credit, collateralized by our restricted cash, transfer the letters to our Revolving Loan facility. In March 2014 an additional $3.7 million in standby letters of credit were transferred to our Revolving Loan facility.

Uses of Cash
Our uses of cash include both contractual and non-contractual needs for cash.
We have entered into contractual obligations that are necessary to support our future business operations. Payments due under these obligations in 2014 include (i) interest and principal payments on our long-term debt obligations of $23.1 million and $7.5, million respectively, (ii) non-cancelable capital and operating lease arrangements, related primarily to our vehicle fleet and facilities, of $4.9 million and $9.7 million, respectively and (iii) certain other contractual obligations.
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

•
Insurance policies — We maintain high-deductible insurance policies for workers’ compensation, general liability, automobile, medical and dental claims. Because most claims against us do not exceed its deductibles, we are effectively self-insured for substantially all claims and;

•
Capital expenditures — Most of our capital expenditures are discretionary and for the purpose of performing our work more efficiently. We also have a base level of maintenance capital expenditures related primarily to safety and protection equipment in both of our business segments.

Long-Term Debt Obligations
In response to tightening liquidity and events of default, during 2013 we refinanced our revolving credit facility and amended our prior term loan facility at considerably less favorable terms. We incurred a substantially non-cash extinguishment charge of $9.2 million during 2013, and deferred to future periods additional costs of $19.6 million (including the fair value attributed to our warrants issued in connection with the Amended Term Loan). Interest rates increased by 600 – 675 basis points, and our revised covenants will require us to achieve challenging earnings targets and borrowing levels. However, the revised facilities also increased our availability by up to $20.0 million going into 2014, providing what we believe to be an adequate level of financing for 2014.
Our Revolving Loan has a face amount of $75.0 million with up to $35.0 million available for issuance of standby letters of credit. The Revolving Loan facility may be used for general business purposes, and amounts may be drawn or repaid in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. Interest is payable in cash at a rate equal to either (i) LIBOR (with a floor of 1.00%) plus a margin of 9.25%; or (ii) an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.25%. The interest rate on outstanding borrowings under the Revolving Loan facility was 10.25% at December 31, 2013. The Revolving Loan is subject to a commitment fee of 2.00% on the unused portion of the facility. standby letters of credit may be issued up to the maximum amount at an annual interest rate equal to 9.00%. The Revolving Loan facility matures on April 15, 2016.
The face amount of the Amended Term Loan facility is $135.0 million. The Amended Term Loan facility requires quarterly repayments totaling 1.00% per annum of the face amount until maturity. Interest is payable (i) in cash, at a rate equal to either (a) LIBOR (with a floor of 1.50%) plus a margin of 9.50% or (b) an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.50%; and (ii) in an amount added to the principal amount of the Amended Term Loan facility at an annual rate equal to 4.00% of the outstanding balance. The interest rate on the Amended Term Loan facility was 15.00% at December 31, 2013. The Amended Term Loan facility matures on April 15, 2018.
We also hold a redeemable obligation payable to the former owners of Skylink, in connection with our purchase of substantially all of Skylink’s assets in September 2012. The obligation accrues interest at an amount equal to 10.00% per annum commencing on May 31, 2013. The obligation also contains an equity redemption feature permitting the sellers to convert unpaid amounts into a maximum of 3,715,915 shares of the Company’s common stock, which amount is equal to 19.9% of the number of shares outstanding as of September 13, 2012, the date of the purchase agreement for the acquisition of Skylink. The conversion price would be calculated based on the 20 days trailing volume-weighted average of the closing prices of the common stock as of the date of the conversion. Any unpaid amounts not so converted would remain payable in cash up to a maximum of the $6.2 million amount of the obligation.
Assuming that interest rates, principal and the terms of our debt remain unchanged, each year we will be required to pay approximately $20.6 million of cash interest with an additional $6.3 million added to debt principal and payable upon maturity. We intend to evaluate alternatives for refinancing our long-term debt in future periods.

Capital and Operating Lease Obligations
We rent office space, equipment, trucks and other assets under non-cancelable leases. Depending upon contractual terms and the characteristics of the leased assets, leases are classified as either capital or operating. Our ability to enter into new capital lease obligations is limited by our long-term debt obligations, which provide that our capital lease obligations may not exceed $15.0 million.
Overall, lease payments have trended consistent with the growth of our business. Capital lease payments were $8.2 million and $11.6 million for the years ended December 31, 2013 and 2012, respectively. Operating lease expense, including short-term rentals for our Engineering and Construction segment, which approximates operating lease payments, was $14.0 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively.
Working Capital
Working capital has a significant impact on our liquidity and capital resources because (i) changes in working capital directly impact our operating cash flows; and (ii) our accounts receivable balance affects the amount available to us under our Revolving Loan. We typically need to invest in additional working capital when we experience growth in our business, particularly in our Engineering and Construction segment, because of the longer collection cycles for accounts receivable and the need to purchase material inventories to support construction projects. We also may need to invest in working capital in response to the needs of our customers whose liquidity may fluctuate based on funding sources, macroeconomic and other factors. Our working capital needs are also subject to seasonal increases from approximately April to November caused by the impact of favorable weather in our Engineering and Construction segment and seasonal customer demand within our Fulfillment segment.
Our billing terms generally range from 21 to 60 days, although collection cycles in our Engineering and Construction segment are lengthened by an additional period of time after work commenced before we are able to bill the customer. In addition, we also maintain inventory to meet the material requirements of certain of our contracts, primarily within the Fulfillment segment. Our vendors typically offer us terms ranging from 30 to 60 days, while our agreements with subcontractors are generally 14 to 21 days in the Fulfillment segment and 30 to 60 days in the Engineering and Construction segment.
Insurance Policies
We maintain insurance policies for workers’ compensation, general liability, automobile, medical and dental claims. Our insurance policies carry high deductibles that range from $0.3 million per claim for general liability claims to as much as $0.5 million per claim for certain of our other insurance policies. Because most claims against us do not exceed our deductibles, we are effectively self-insured in the United States. Insurance claims may take several years to completely settle. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve the claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, trends in health care costs and the results of related litigation. Furthermore, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe that our estimated reserves for such claims are adequate, but actual experience in claim frequency or severity, or both, could materially differ from our estimates and affect our results of operations and liquidity. As of December 31, 2013 and 2012, our accrued insurance was $17.7 million and $16.2 million, respectively.
Our insurance programs require us to establish standby letters of credit for the benefit of our insurers for claims or potential claims in excess of our deductibles. Further, our insurance carriers recently required us to deposit funds with them to cover portions of our self-insured claims. At December 31, 2013, standby letters of credit outstanding were $23.8 million, including $7.8 million in standby standby letters of credit issued under our Revolving Loan facility and $16.8 million collateralized by our restricted cash, and funds deposited with our insurers of $6.3 million. The standby letters of credit and insurance deposits have reduced our availability under our revolving credit agreement and therefore our liquidity. In the future, we may have increased liquidity should standby letters of credit be released but this could be offset by insurance claims paid from operating cash flows. If we are required to issue additional standby letters of credit or deposit additional amounts with our insurers, our liquidity could decrease. In March 2014, (i) an additional $3.7 million in standby letters of credit collaterialized by restricted cash at December 31, 2013 were transferred to the Revolving Loan facility and cash became available, and (ii) $2.4 million of standby letters of credit issued under the Revolving Loan facility were cancelled by the holder.
Capital Expenditures
The Company has discretionary capital expenditures related to vehicles, test equipment, electronic devices, tools, software systems and other items related to performing work more efficiently. Capital expenditures were $2.4 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively.
We plan to continue making investments in our business to support our strategy of continued growth. However, our ability to invest in capital is limited by our Amended Term Loan agreement which provides that capital expenditures may be no greater than $8.0 million, plus any unused limits from prior years, in 2014 and each subsequent year thereafter.

Comparison of Historical Cash Flows
The following table summarizes our historical cash flows:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012
Net cash provided by (used in):
Operating activities	$10,053	$8,950
Investing activities	$(304)	$(14,932)
Financing activities	$(11,968)	$9,254
Cash Flows from Operating Activities
Cash flows from operating activities increased $1.1 million. The increase in operating cash flows was driven by changes in working capital and lower restructuring payments, partially offset by higher cash paid for interest. Excluding changes in accrued restructuring, net cash used for working capital was $5.2 million during the year ended December 31, 2013 and $9.7 million during the year ended December 31, 2012, an improvement in cash flows of $4.4 million. We have renewed our focus on working capital management in light of our tightening liquidity, as previously discussed in the section entitled “Overview” and under the subheading “Working Capital” appearing earlier in this section. Restructuring payments decreased $2.4 million year over year reflecting the wind down of our management restructuring program. These improvements were substantially offset by interest payments, which increased $6.7 million year over year, the reasons for which are discussed the section entitled “Results of Operations” under the subheading “Interest Expense.”
Cash Flows used in Investing Activities
Cash flows used in investing activities declined $14.6 million. The decline was driven primarily as a result of no cash being paid for acquisitions in 2013 compared to $16.9 million of cash paid for the acquisitions of Skylink’s assets and cable fulfillment businesses during 2012. We also spent less on capital expenditures in 2013 by $3.3 million compared to 2012. These improvements were partially offset by our not receiving cash proceeds from the sale of businesses in 2013 compared to receiving $5.4 million of cash for the sale of the Wireline Group during 2012.
Cash Flows from Financing Activities
Cash flows from financing activities decreased $21.2 million. The decrease was driven by changes in net proceeds from our long-term debt of $23.8 million, with the remaining net change caused by a number of significant items that substantially offset one another. We received proceeds from our Amended Term Loan facilities of $33.8 million during 2012 as a result of exercising the accordion feature of our facility, with no additional proceeds during 2013. This was partially offset by an increase of $9.9 million in net proceeds received from our revolving credit facilities year over year. The remaining net changes, which substantially offset one another, were:

•	Net payments of $16.8 million during 2013 as collateral for standby letters of credit held by our former lenders discussed previously under the subheading, “Releases of Restricted Cash”;

•	Payments of $21.5 million during 2012 in connection with earn-outs provided for under the Pinnacle and Skylink asset purchase agreements;

•	An increase of $5.8 million in payments of financing costs resulting from the refinancing of our debt in 2013 and the increase in borrowings under our Term Loan facility during 2012; and

•	A reduction of $3.4 million in payments for capital lease obligations.

Debt Security Provisions and Financial Condition Covenants
Our Revolving Loan and Amended Term Loan facilities require us to make customary representations and warranties and contain provisions for repayment, guarantees and other security. The Revolving Loan facility provides the lenders a first lien security interest in our accounts receivable and inventory, and the Amended Term Loan facility provides a second lien interest in our accounts receivable and inventory and a first lien interest in all of our other assets. The Revolving Loan and Amended Term Loan facilities also provide for customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods) including, but not limited to, nonpayment of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
Our revolving credit and Amended Term Loan facilities require us to comply with customary affirmative and negative covenants, and our Amended Term Loan facility further requires us to maintain the following financial condition covenants:

•	a Consolidated Leverage Ratio, no greater than specified amounts, representing the Company’s long-term debt divided by Adjusted EBITDA; and

•	a Fixed Charge Coverage Ratio, no less than specified amounts, representing the Company’s Adjusted EBITDA divided by fixed charges.
The following table presents the specified amounts of the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio:

	Consolidated Leverage Ratio		Fixed Charge Coverage Ratio
Twelve months ending:
December 31, 2013	4.90	:1.00	1.32	:1.00
March 31, 2014	4.87	:1.00	1.25	:1.00
June 30, 2014	4.26	:1.00	1.31	:1.00
September 30, 2014	4.11	:1.00	1.32	:1.00
December 31, 2014	3.94	:1.00	1.38	:1.00
December 31, 2015	3.11	:1.00	1.76	:1.00
December 31, 2016	2.38	:1.00	2.22	:1.00
December 31, 2017 and thereafter	1.65	:1.00	2.82	:1.00
In the event of noncompliance with these financial condition covenants or other defined events of default, the lenders are entitled to certain remedies, including accelerated repayment of amounts outstanding.
Our Revolving Loan facility contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change. If triggered by the lenders, this clause would create events of default with respect to both our revolving credit and Amended Term Loan facilities, which in turn would permit the lenders to accelerate repayment of those obligations.
At December 31, 2013, we were in compliance with the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio. Because these ratios become more restrictive over time, the Company will need to either increase its Adjusted EBITDA, decrease its long-term debt (including a reduction of cash collateralized standby letters of credit) or decrease its fixed charges such as cash paid for debt service, capital expenditures and income taxes, to remain in compliance.

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
We believe that the following accounting policies are the most critical to the preparation of our consolidated financial statements. This is because the nature of these policies requires us to make significant or complex judgments and estimates and because the impact of these policies was material to either our financial condition or our results of operations, or both. Refer to Note 3 of Item 8, “Financial Statements and Supplementary Data,” for further information about our significant accounting policies.
Revenue Recognition
We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenues are recognized net of any estimated allowances.
Fulfillment
We recognize revenues from installation and fulfillment services as the services are rendered. Fulfillment services are performed pursuant to work orders under master service or similar types of service agreements that specify units of service to be performed for a contractually stated fixed price per unit. Revenues from fulfillment services are reported net of equipment costs payable to the customer because we act as an agent with respect to the equipment. Generally, the recognition of revenues in the Fulfillment segment does not require significant estimates or assumptions.
Revenues from this segment were $316.9 million and $305.3 million for the years ended December 31, 2013 and 2012, respectively.
Engineering and Construction
We recognize revenues from wireless telecommunication construction, project management and systems integration contracts under the percentage of completion method based on the percentage of costs incurred to date compared to estimated total costs at completion. Such services are performed pursuant to work orders under agreements or master agreements that specify units of service to be performed for a contractually stated price per unit that we are entitled to receive upon satisfactory completion of each unit. Contracts generally become billable upon satisfaction of contractually specified performance milestones per individual contract terms or, in most cases, for work completed to date in the event of project termination. We combine contracts when they are, in effect, parts of a single project with an overall profit margin. Costs used to determine percentage of completion include direct costs such as materials, labor and subcontractor costs and indirect costs specifically allocable or identifiable to each contract, such as indirect labor, supplies, tools and repairs. Contract losses are recognized currently if it becomes known that a contract will be performed at an overall loss.
Unbilled contract revenues represent revenues recognized pursuant to such contracts that are not yet billed or billable pursuant to contract terms. Billings in excess of costs and estimated earnings represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.
Certain contracts include multiple deliverables, specifically systems integration contracts with a separate maintenance component for a specific period of time following implementation. The maintenance component of these contracts is typically for a period of one to ten years. We account for the maintenance component of these contracts as a separate unit of accounting with the revenue being recognized on a pro rata basis over the term of the maintenance period. The revenue for the remaining portion of the contract is recognized on the percentage of completion method. The value assigned to each unit of accounting is determined primarily based upon its separate selling price. The liability associated with these maintenance contracts is reflected within other current liabilities and other liabilities.

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
At any time we have numerous contracts in progress which can be at various stages of completion. The percentage of completion method requires estimates of progress towards completion to determine the extent of revenue and earnings recognition. We review and revise our determination of total contract revenues and our estimates of total cost quarterly as work progresses. Any adjustments to earnings arising from such revisions are made cumulatively through the date of revision and are included in results of operations in the period of revision. The most significant estimates that we must make in order to recognize revenues are determining (i) the total estimated cost of each project at completion, including whether and when any contracts will be performed at an overall loss, and therefore recognizing that loss immediately; (ii) the relative values of each unit of accounting under multiple-element arrangements; (iii) the likelihood that costs related to claims and change orders will be recoverable; and (iv) for certain contracts, the estimation of total contract revenue. Such estimates, by their nature, involve judgment regarding future uncertainties and could result in significant changes in estimate in the future.
Revenues from this segment were $155.1 million and $132.3 million for the years ended December 31, 2013 and 2012, respectively.
Impairment Testing of Goodwill and Other Long-Lived Assets
We review our goodwill for impairment at least annually or more often if an event occurs or circumstances change which indicates that their carrying amount may exceed their fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We then estimate the fair value of each reporting unit not meeting the qualitative criteria and compare their fair value to their carrying value. If the carrying value of a reporting unit exceeds its fair value, we determine the implied fair value of goodwill assigned to that reporting unit by deducting the estimated fair value of its net assets, other than goodwill, from its overall fair value. If the fair value of goodwill is less than its carrying amount, we recognize an impairment charge for the difference.
We review other long-lived assets, consisting primarily of property and equipment and amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In analyzing recoverability, we use projections of future undiscounted cash flows from the assets. These projections are based on estimated growth rates for the related business, anticipated future economic conditions and estimated residual values. If the future undiscounted cash flows of such assets are less than their carrying value, we recognize an impairment charge for the amount by which their carrying value exceeds their fair value.
The profitability of individual reporting units or other assets may suffer periodically from completion or loss of projects that are not replenished, downturns in customer demand, the high level of competition within our industry, the concentration of revenues among a few customers, and economic slowdowns. Individual reporting units may be relatively more impacted by these factors than our Company as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets. For example, we incurred goodwill impairment charges related to our Wireless, Broadband Cable and Wireline reporting units during each of 2013 and 2012, as discussed in further detail below.
The carrying value of our goodwill was $98.6 million and $121.9 million at December 31, 2013 and 2012, respectively. The carrying value of our other long-lived assets was $54.1 million and $75.3 million at December 31, 2013 and 2012, respectively.
Annual Tests of Impairment
We performed our most recent annual goodwill impairment test as of September 29, 2013, the first day of our fourth fiscal quarter. When we performed our annual goodwill impairment test, we determined that the fair value of our reporting units exceeded the carrying value. We determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The discounted cash flow methodology includes five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general market conditions, and the impact of planned business and operational strategies. The terminal value has been estimated through the use of the Gordon Growth Model. This model estimates a terminal value through the capitalization of a stabilized amount that is assumed to grow annually at a constant growth rate (3%). These projections are based on our internal business model for 2013 used in connection with the refinancing of our debt which occurred in July 2013, and for the four subsequent years beyond 2013. The growth rates we used are an estimate of the future growth in the industry in which we participate. This forecast represented the best information available to the Company at the time of date of the annual goodwill impairment test. The discount rates used in the discounted cash flow was estimated to be 18.6% per annum, and are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital.
Based on known or knowable information at the time of our annual testing, as noted above, our analysis indicated that the fair value of each reporting unit was above its carrying value as of September 29, 2013. However, the fair value of the Wireless reporting unit exceeded its carrying amount by less than 1%. Because of the narrow passing margin at September 29, 2013, management of the Company continued to closely monitor the results of the reporting unit subsequent to the annual September 29, 2013 impairment test.
Interim Tests of Impairment
During the three months ended September 28, 2013, we determined that certain amortizable intangible assets of the Wireless reporting unit with a carrying value of $1.1 million were fully impaired based on information received from prospective buyers while considering the possible disposition of these assets (Level 2 measurements) and recorded an impairment charge in that amount.
During late 2013, as a result of changes in our business, we determined that certain revenue growth assumptions and related profitability assumptions used previously in determining reporting unit fair values at September 29, 2013 would not be achieved. As a result, management determined that indicators of impairment existed at December 31, 2013 and performed interim impairment testing of goodwill and long-lived assets based on revised forecasts for Wireless and the Broadband Cable reporting units and determined the carrying value of both exceeded their respective fair values. We determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis (Level 3 measurements). Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The discounted cash flow methodology includes five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general market conditions, and the impact of planned business and operational strategies. The terminal value has been estimated through the use of the Gordon Growth Model. This model estimates a terminal value through the capitalization of a stabilized amount that is assumed to grow annually at a constant growth rate (3%). These projections are based on our internal business model for 2014, and for the four subsequent years beyond 2014, developed as part of our budget process and to be used as we explore refinancing alternatives. The growth rates we used are an estimate of the future growth in the industry in which the reporting unit participates. This forecast represented the best information available to the Company at the time. The discount rates used in the discounted cash flows ranged from 20.5% to 21.3%, and are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital.
For the second step of the impairment test, the Company allocated the fair value of the each reporting unit to all of their respective assets and liabilities based on their respective fair values at the date of the impairment test. The Company then compared the implied fair value of the Wireless reporting unit’s goodwill of $10.6 million and the Broadband Cable reporting unit’s goodwill of $26.0 million to their carrying amounts. Since the carrying amount of the goodwill exceeded its implied fair value, the Company recognized impairment non-cash charges of $10.6 million and $12.7 million for the Wireless and Broadband Cable reporting units, respectively, for the year ended December 31, 2013.
The Company also performed long-lived asset impairment tests, which compared the future undiscounted cash flows of property and equipment and amortizable intangible assets of the Wireless and Broadband Cable reporting units to their carrying values. Each passed with considerable margin.
Should actual future results differ from those projections used in the impairment testing, or should our assumptions prove to be incorrect, the fair value of the reporting units could decline further, which could result in additional in impairment for these reporting units. Management of the Company will continue to closely monitor the results of operations of the Broadband Cable reporting unit subsequent to the December 31, 2013 to monitor for indications of further impairment. Subsequent to the recognition of impairment charges, at December 31, 2013 remaining goodwill was $85.3 million and $13.3 million for the DirectSat and Broadband Cable reporting units, respectively.
During the third quarter of 2012, we committed to a plan to sell the net assets of our wireline business unit (the “Wireline Group”). As a result of committing to this plan, we performed interim tests of impairment of the property and equipment and the goodwill of the Wireline Group.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from uncollectible accounts. We record a specific reserve for known or suspected doubtful accounts receivable. For all other accounts, we record a general reserve based on the length of time receivables are past due and historical write-off experience. We evaluate the adequacy of the reserve using several factors including the age of receivables, historical collections experience with the customer, changes in the customer’s credit worthiness or financial condition, availability of liens, payment bonds or other sources of payment, and current industry and economic trends. Account balances are charged off against the allowance when they are deemed uncollectible. The provision for doubtful accounts is recorded as a reduction to revenues or in selling, general and administrative expenses depending upon whether the related revenues have been billed to the customer.
If our estimates of the collectibility of accounts receivable change, we may be required to adjust the allowance for doubtful accounts, which could increase or decrease our profitability.
Accounts receivable, net, was $73.4 million and $102.5 million at December 31, 2013 and 2012, respectively, and our allowance for doubtful accounts was $4.9 million and $6.3 million at December 31, 2013 and 2012, respectively.
Accrued Insurance
We maintain high-deductible insurance policies for workers’ compensation, general liability, automobile, medical and dental claims. Because most claims against us do not exceed our deductibles, we are effectively self-insured for substantially all claims. Accrued insurance represents our estimate of the loss that will ultimately be incurred on reported claims and claims that have been incurred but not yet reported. Our insurance accruals incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We update our estimates and the appropriateness of our reserves quarterly based upon known facts, historical trends and our judgments regarding future claims.
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
Accrued insurance was $17.7 million and $16.2 million at December 31, 2013 and 2012, respectively.
Income Taxes
Income tax expense or benefit consists of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense or benefit.
We establish tax valuation allowances to reduce deferred tax assets, such as tax loss carry forwards, to net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of deferred tax assets and the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income tax expense or benefit in the period such determination is made. The establishment of the valuation allowance does not preclude us from utilizing its deferred tax assets in the future; however, we have experienced ownership changes as defined under Section 382 of the Internal Revenue Code, and therefore the use of tax loss carry forwards is subject to limitation.
We provide an intra-period tax allocation of income tax expense or benefit to continuing operations and discontinued operations.

As of December 31, 2013, we have net operating loss carryforwards of approximately $138.0 million for federal income tax purposes, prior to consideration of valuation allowances, which begin to expire in 2014. Based on our history of operating losses and our forecasts for future periods, we have determined that it is more likely than not that the federal and state net operating loss carryforwards and other temporary differences will not be realized. Accordingly, we established valuation allowances against the related deferred tax assets of $97.0 million as of December 31, 2013. If we ultimately are able to utilize these deferred tax assets to offset taxable income in future periods, we could recognize a significant income tax benefit that could improve our results of operations by a material amount.
Contingent Consideration
We recognize the acquisition date fair value of contingent consideration as part of the consideration transferred in a business combination. Contingent consideration is classified as either a liability or equity in accordance with GAAP. If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved, with changes in fair value recorded on the consolidated statements of comprehensive income or loss. If classified as equity, contingent consideration is not remeasured, and subsequent settlement is accounted for within equity.
The subsequent remeasurement of contingent consideration requires us to make significant estimates and judgments of, among other things, the future results against which contingent consideration is based. The sections that follow describe the judgments and estimates made in connection with the remeasurement of contingent consideration for our business acquisitions.
Expense related to contingent consideration was $0.1 million for the year ended December 31, 2013, and income related to contingent consideration was $10.1 million for the year ended December 31, 2012. Contingent consideration was $1.9 million at December 31, 2012. There was no contingent consideration at December 31, 2013.
Pinnacle
The agreement to purchase the assets of Pinnacle Wireless, Inc. provided for the payment of contingent consideration in the form of earn-out payments, not to exceed $30.0 million, based on the achievement of contractual EBITDA performance targets for the six months ended September 30, 2011, the twelve months ended March 31, 2012 and/or the twelve months ended March 31, 2013. The asset purchase agreement provided that if the September 30, 2011 or March 31, 2012 performance targets were not met, the entire earn-out, or some portion thereof, still could be earned based on Pinnacle’s actual EBITDA attained for the twelve months ending March 31, 2013. The Company used a Monte Carlo simulation model applied to its estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates to estimate the fair value of the potential earn-out. The significant assumptions used in this valuation methodology depended upon considerable judgment and included forecasted EBITDA, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group, and an interest rate tied to the Company’s credit risk profile with terms approximating the earn-out periods. Utilizing the estimated peer group volatility and an estimated range of EBITDA outcomes between 80% and 120% of the estimated EBITDA, the estimated range of outcomes on an undiscounted basis was expected to be between $17.4 million and $30.0 million as of the purchase date on April 3, 2011.
At December 31, 2011, the estimated fair value of the earn-out of $14.9 million was based on (i) Pinnacle’s actual 2011 EBITDA, (ii) Pinnacle’s revised EBITDA forecasts for the twelve month periods ending March 31, 2012 and 2013, and (iii) payments of $2.4 million made against the liability during the year ended December 31, 2011. Based on Pinnacle’s pre-restatement EBITDA data, the Company transferred an additional $19.5 million and $5.8 million in cash and shares of common stock, respectively, during the year ended December 31, 2012. These payments exceeded the fair value of the liability at December 31, 2011, resulting in expense related to contingent consideration of $10.5 million for the year ended December 31, 2012.
Based upon the restated financial information for Pinnacle and other currently available information, we have concluded that no earn-out was payable under the agreement to purchase the assets of Pinnacle Wireless, Inc. The Company intends to seek repayment of the contingent consideration paid, and any amount recovered will be reflected in the consolidated statements of comprehensive income or loss at such time as the amount is determined and the gain has been realized. There can be no assurance that any such amount will be recovered.
Skylink
The fair value of contingent consideration payable to the former owners of Skylink was calculated using the average of probability-weighted contingent consideration payments resulting from expected revenues at each of the measurement dates. The significant assumptions used in these calculations included forecasted revenues and the estimated likelihood for each performance scenario. The acquisition-date fair value of the Skylink contingent consideration of $5.3 million, of which $3.5 million was paid during the year ended December 31, 2012, reflected the Company’s belief that the revenue target was highly likely to be fully met. The final earn-out was determined at the end of its measurement period in 2013, with negligible changes to fair value, and subsequently reclassified to current portion of long-term debt on May 31, 2013, as discussed further at Note 10 of Item 8, “Financial Statements and Supplementary Data.”
Commitments and Contingencies
Litigation and other contingencies are reflected in the consolidated financial statements based on management’s assessments of the expected outcome of legal proceedings or the expected resolution of other contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates.
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
New Accounting Pronouncements
There were no recently issued accounting pronouncements that significantly affected the consolidated financial statements or any yet-to-be-adopted accounting standards that, when adopted, are expected to materially affect the consolidated financial statements.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include: (i) obligations associated with non-cancelable operating leases; (ii) letter of credit obligations; (iii) performance guarantees in the form of surety bonds; and (iv) employment agreements with certain current and former officers. We have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.
Operating Leases
We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.
We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.
Letter of Credit Obligations
Certain of our vendors require standby letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our high-deductible insurance programs. In addition, from time to time, certain customers require us to post standby letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such standby letters of credit are generally issued by a bank or similar financial institution, typically pursuant to our credit facility. Each standby letter of credit commits the issuer to pay specified amounts to the holder of the standby letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the standby letter of credit. Depending on the circumstances of such a reimbursement, we may also be required to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a standby letter of credit in the foreseeable future.

At December 31, 2013, we had $7.8 million in standby letters of credit outstanding under our Revolving Loan facility and $16.8 million in cash collateralized standby letters of credit with our former lenders, primarily to secure obligations under our high-deductible insurance programs. These are irrevocable standby letters of credit with maturities generally expiring at various times throughout 2014 and 2015. Upon maturity, it is expected that the majority of these standby letters of credit will be renewed for subsequent one-year periods. We expect that the total standby letters of credit issued and outstanding may continue to increase, depending upon our loss and claim history under our existing high-deductible insurance plans. In March 2014, (i) $3.7 million in cash collateralized standby letters of credit were transferred to our Revolving Loan facility and (ii) $2.4 million of standby letters of credit issued under our Revolving Loan facility were cancelled by the holder.
Performance Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs.
Performance bonds are unrelated to our availability under our Revolving Loan facility; however, we may be required to post standby letters of credit or other collateral in favor of the sureties or our customers in the future. Posting standby letters of credit in favor of the sureties or our customers would reduce the borrowing availability under our credit facility. To date, we have not been required to make any reimbursements to our sureties for bond-related costs, and we believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
At December 31, 2013 the total amount of outstanding performance bonds was approximately $46.4 million.
Employment Agreements
We have entered into employment agreements with certain of our executive officers. If certain events were to occur, such as their termination without cause, we would become obligated to pay severance, and in some cases their unvested equity awards could immediately vest. Refer to the section entitled “Executive Compensation” under the subheading “Employment Agreements” within Item 11, “Executive Compensation” for additional details.
Inflation, Climate Change and Cybersecurity
We do not believe that our business has been or will be materially impacted by inflation, climate change or cybersecurity. However, there can be no assurance that these factors will not have a material effect on our operations in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements of UniTek Global Services, Inc. and subsidiaries are presented at the end of this report beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
This item includes information concerning the controls and control evaluations referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Report as Exhibits 31.1 and 31.2.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The purpose of this evaluation is to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As described below, our management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2013. Notwithstanding the existence of the material weaknesses described below, both our Chief Executive Officer and Chief Financial Officer has concluded that the consolidated financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework) (the “COSO criteria”). The COSO criteria highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of the material weaknesses set forth below.
We have made progress implementing new control activities related to the material weaknesses discussed below under “Management’s Plan for Remediation.” However, not all ineffective control activities identified in our evaluation of internal control over financial reporting as of December 31, 2012 had been remediated as of December 31, 2013 and certain controls had not operated effectively for a sufficient period of time to allow us to conclude that the material weaknesses had been remediated. Therefore, management concluded that there were material weaknesses as of December 31, 2013. Management has identified the following deficiencies that constituted material weaknesses:

•
We did not maintain adequate entity level monitoring controls to prevent, or detect and correct, errors in recording financial results within the Wireless reporting unit. Operating unit management was allowed the authority to determine accounting policies and to make accounting decisions without adequate corporate oversight;

•
We did not design, maintain or monitor effective controls and procedures over the accurate recording, presentation and disclosure of revenue and related costs that are accounted for under the percentage of completion method of accounting within the Wireless reporting unit. Specifically, we did not design, maintain or monitor effective controls and procedures primarily related to the appropriate segmentation or combination, and maintenance, of individual contracts; the estimation of total contract revenue, including the impact of claims and change orders; the determination of the appropriate timing of recognition of contract costs; and the appropriate revision of estimates of total costs to complete contracts; and

•
We did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in both the application of GAAP and to perform processes and controls in the financial close process commensurate with the nature and complexity of the Company’s transactions to prevent or detect and correct material misstatements in a timely manner.
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
Management is in the process of implementing an enhanced review process at the corporate level wherein systematic review of the status of in-process contracts and evaluation of the assumptions, estimates and other information used to recognize revenues. In December 2012 we completed the implementation of our Oracle ERP system at the Wireless reporting unit, which we view as an integral part of the design and implementation of new transaction-level controls responsive to certain issues noted above. Further, we continue to enhance relevant accounting policies, procedures and processes to ensure that they are documented and standardized across the Company, circulated to the appropriate constituencies and reviewed and updated on a periodic basis.
The process and related internal controls for revenue recognition accounting within the Wireless reporting unit continue to be improved to ensure effective management review of contract terms, timely and accurate preparation of initial and updated detailed cost estimates, effective communication with accounting personnel, and effective management review and approval of the revenue recognition assumptions, calculations and conclusions.
In addition to our Chief Financial Officer and Vice President and Corporate Controller hired during 2013, the Company has engaged with and is in the process of recruiting fully qualified, appropriately credentialed candidates to take certain finance and accounting positions in both the corporate office and in the Wireless reporting unit. These candidates will possess an appropriate level of accounting knowledge, experience, and training in the application of GAAP, including the application of the percentage of completion method of accounting, and will have the appropriate reporting responsibilities to corporate management. We have implemented changes and improvements in our internal control over financial reporting, including the following:

•
Implementation of process level policies and procedures over the financial close process to ensure reconciliations were accurate in all material respects, completed in a timely manner, and properly reviewed by management;

•	Implementation of improved journal entry procedures; and

•	Implementation of policy and procedures related to IT General Controls including user access, change management, and procedures designed to ensure adequate segregation of duties.
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
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2013, we evaluated the remedial actions to address a select material weakness in internal control over financial reporting. As a result of the actions described below, our management concluded that we have remediated the following material weakness:

•
We did not design or maintain effective procedures for handling complaints and concerns about questionable accounting matters, nor did we maintain adequate internal audit monitoring controls for the complete and timely investigation and reporting of significant matters to the Audit Committee and the Board of Directors.

•
Remedial Action - We have enhanced a whistleblower hotline that is administered by a third party and reported to senior members of management in addition to the Company’s Audit Committee. We have also improved and communicated to all employees a website to report all complaints and concerns. The Company code of business conduct and ethics has been updated to reflect the hotline and website information.

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
On March 27, 2014, the Compensation Committee of the Board of Directors took the following actions, which the Company is reporting in this Item 9B by providing disclosure that would have otherwise appeared in a Current Report on Form 8-K:

1.	Determined that the 2013 performance target for the Short-Term Bonus was not achieved and that therefore, no bonuses were paid to senior executives for the year 2013.

2.	Determined that the 2013 performance target for the Long-Term Incentive Plan was not met and therefore, the 2013 performance tranche of the 2012 and 2013 RSU grants were forfeited;

3.	Established the target performance metric for the 2014 Short-Term Bonus and the Long-Term Incentive Plan;

4.
Adopted a Change in Control Severance Plan (the “CIC Plan”). The CIC Plan provides that in the event of a termination in connection with a Change in Control (as defined in the CIC Plan), Mr. Romanella would be entitled to receive (i) a lump sum payment equal to two times his base salary and target bonus; (ii) a prorated portion of his target bonus for the year in which he was terminated; (iii) health and welfare benefits for two years; and (iv) outplacement services for six months. Messrs. Yannantuono (if he agreed to terminate his existing employment agreement) and Gately and other selected executives would be entitled to (i) a lump sum payment equal to 1.5 times their base salary and target bonus; (ii) a prorated portion of their target bonus for the year in which they were terminated; (iii) health and welfare benefits for 18 months; and (iv) outplacement services for six months. All persons covered by the CIC Plan are prohibited from competing with the Company for 12 months following the Participant’s termination.

On March 31, 2014, Mr. Yannantuono agreed to terminate his existing employment agreement effective immediately, without further payment.

The CIC Plan is an exhibit to this Annual Report and these compensation arrangements are described in more detail in Item 11 (Executive Compensation).

In addition, the following compensation actions were taken during the first quarter of fiscal 2014 by the Compensation Committee and, where appropriate, the Board of Directors:

1.
On February 3, 2014, the named executive officers and other executives with the Company were granted awards for 2014 of an aggregate of 998,393 RSUs under the Senior Executive Long Term Incentive Plan with 50% of the award dependent on performance during a three-year period and 50% time vesting over a four-year period; and

2.	On February 19, 2014, the directors were awarded $60,000 ($120,000 for the Non-Executive Chairman) in equivalent value of RSUs in accordance with the Director Compensation Policy.

Disclosure of this information in this Item 9B shall not be deemed an admission as to the materiality of this information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about the Board of Directors
UniTek’s Board of Directors is presently composed of seven members. UniTek’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws provide for three classes of directors with staggered terms of three years each. The terms of each class end at successive annual meetings so that the stockholders elect one class of directors at each annual meeting of stockholders. The current members of the Board of Directors and their terms are set forth below, together with certain biographical information.
Directors — Class I (Term expires at Annual Meeting in 2015)
Mark S. Dailey (age 56) — Mr. Dailey has served as a director of UniTek since February 2006. Mr. Dailey is currently the Chief Executive Officer of Interim Management International, a consulting company that provides management services to privately-held companies. Mr. Dailey held senior executive management positions including Executive Vice President, Sales and Marketing of Intralinks, Inc., a venture-funded secure document distribution company; Chief Operating Officer of LexiQuest, Inc., a technology-based company exploiting linguistics and natural language processing in developing software tools to manage, access and retrieve large Intranet document collections; and Chief Operating Officer of Medcast Networks, a venture capital-backed start-up delivering comprehensive medical information to physicians. From 1986 to 1999, Mr. Dailey held various senior level positions with Bloomberg Financial Markets, a global leader in the delivery of international real-time financial information. Prior to joining Bloomberg, Mr. Dailey worked for several investment banking firms. Mr. Dailey served as a member of the Board of Directors of STMP, Inc. until April 2013. The Board concluded that Mr. Dailey should serve on the Board due to his significant corporate management experience in the technology industry.
Daniel Hopkin (age 36) — Mr. Hopkin has served as a director of UniTek since September 2011. Mr. Hopkin was previously a member of UniTek’s Board from January 2010 through December 9, 2010. Mr. Hopkin has been with Kainos Capital Partners, a private equity firm, since January 2013 where he currently serves as a Principal. Prior to joining Kainos Capital, Mr. Hopkin served as an associate with HM Capital Partners from 2004 to 2006, a Vice President from 2007 to 2010 and a Principal from 2010 to 2012. He focuses primarily on the media and food sectors. Prior to joining HM Capital Partners, Mr. Hopkin worked in the Investment Banking Division of Morgan Stanley. The Board determined that Mr. Hopkin is qualified to serve on the Board due to his investment experience.
Dean MacDonald (age 54) — Mr. Macdonald has served as a director of UniTek since January 2010. Mr. MacDonald currently serves on the Board and as the President and Chief Executive Officer of Tuckamore Management Capital Inc., a publicly-traded Toronto-based private equity fund. Mr. MacDonald has a long and successful career as an operating executive and entrepreneur. His operating experience includes serving as the Chief Operating Officer of Rogers Cable and as the Chief Executive Officer of Persona Communications, a TSX-listed cable and internet services company. Mr. MacDonald worked with a syndicate of investment partners to turn around Persona’s operations and subsequently sold the business at a significant premium to its purchase price in 2007. Mr. MacDonald has also served as chairman of the Newfoundland and Labrador Energy Corporation, which manages the province’s oil and gas assets. In 2007, Mr. MacDonald was selected as CEO of the Year by Birch Hill Capital Partners. The Board determined that Mr. MacDonald should serve on the Board based on his management and investment experience in a number of industries, including advertising, marketing and telecommunications.
Michael F. O’Donnell (age 67) — Mr. O’Donnell has served as a director of UniTek since December 2010 and has been Chairman of the Board since January 2012. Mr. O’Donnell is a financial executive with over 45 years of experience in the audit and consulting industries. He has dealt extensively with multinational corporate boards and senior management teams on key strategic issues, external auditors and consultants. Most recently, Mr. O’Donnell served as a Founding Managing Director of Protiviti, Inc., a global business consulting and internal audit firm specializing in risk, advisory and transaction services. Previously, Mr. O’Donnell spent 33 years at Arthur Andersen LLP, occupying numerous senior level positions in risk consulting, audit services and the energy industry program. The Board concluded that Mr. O’Donnell should serve on the Board due to his extensive financial, audit, and consulting experience, as well as his knowledge in working with public company boards of directors, audit committees and other sub-committees.
Director — Class II (Term expires at Annual Meeting in 2016)
Robert S. Stott (age 67) — Mr. Stott has served as director of UniTek since December 2010. Mr. Stott is an experienced telecommunications industry executive. In 2007, he retired as President of the Northeast Region of Verizon Wireless after serving at Verizon and its legacy companies for over 40 years. Mr. Stott began his career as an equipment installer with the New England Telephone Company and held a number of senior-level positions with NYNEX Mobile through that company’s merger with Bell Atlantic in 1995. Following the merger, Mr. Stott was appointed the President of Bell Atlantic Mobile’s Philadelphia Tri-State region, where he remained until assuming the role in New England in 1998. The Board concluded that Mr. Stott should serve on the Board due to his broad experience in the telecommunications industry in various corporate leadership and executive roles.
Directors — Class III (Term expires at Annual Meeting in 2014)
Michael Montelongo (age 58) — Mr. Montelongo has served as a director of UniTek since December 2010. Mr. Montelongo currently serves as Senior Vice President, Public Policy and Corporate Affairs for Sodexo, Inc., a $9 billion quality of life services enterprise.  He also serves as the company’s Chief Administrative Officer and previously served as the Chief Strategy Officer.  In 2001, Mr. Montelongo was appointed by President George W. Bush and confirmed by the U.S. Senate as the 19th Assistant Secretary of the Air Force for Financial Management where he served as the Chief Financial Officer responsible for a $120B budget.  He is a lifetime member of the Council on Foreign Relations and serves on the Board of Trustees for Aerospace Corporation and on the National Aeronautics and Space Administration (NASA) Advisory Council.  He was formerly on the board of directors of Denny’s Corporation.  The Board concluded that Mr. Montelongo should serve on the Board due to his strategy, finance, and board governance fluency and diverse background in both industry and public sector administration, and senior leadership positions.
Rocco Romanella (age 56) — Mr. Romanella has served as a director of UniTek since March 2013. Mr. Romanella is the Chief Executive Officer of UniTek, a role he assumed in July 2012. Mr. Romanella brings 36 years of management, operations and engineering experience to UniTek from his career at United Parcel Service (“UPS”), where he most recently held the position of President of Retail and Residential Operations and was responsible for the global strategy of all U.S. and international retail channels. Under his direction, UPS successfully launched one of the largest re-branding initiatives in franchising history, revolutionizing the $9 billion retail shipping and business services market. Previously, Mr. Romanella served in positions of increasing responsibility at UPS, starting as a delivery driver and eventually holding a number of senior management positions. He is also a winner of the UPS Chairman's Award for Excellence. The Board concluded that Mr. Romanella should serve on the Board due to his extensive leadership experience including his accomplishments during his transition as Chief Executive Officer of UniTek.
Information about the Current Executive Officers (Not Also a Director)
James Brennan (age 66) — Mr. Brennan is the Vice President, Controller, a position he has held since July 2013. Prior to joining UniTek, Mr. Brennan was a consultant for the Company since April 2013. From March 2006 to December 2011, Mr. Brennan was at MedQuist Inc. as the Vice President, Controller, Treasurer and Principal Financial Officer.
Donald W. Gately (age 57) — Mr. Gately is the Chief Operating Officer, a position he has held since December 2012. From March 2010 to November 2010, Mr. Gately was Vice President for Residential and Retail Channel for The UPS Stores, Inc. From January 2006 to February 2010, Mr. Gately was Vice President of UPS’s Central Florida District.
Andrew Herning (age 42) — Mr. Herning is the Chief Financial Officer, a position he has held since June 2013. Prior to joining the Company, Mr. Herning was employed by AS America, Inc. (American Standard Brands) as Interim Chief Financial Officer during 2012; Vice President of Finance – Fixtures from 2009 to 2011; Senior Director of Finance – Chinaware from 2007 to 2009; and Global Controller of the Bath & Kitchen division of American Standard Companies from 2004 to 2007. Prior to joining American Standard Companies, Mr. Herning was a Senior Manager with KPMG LLP and Arthur Andersen LLP.
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
Shannon D. Schell (age 45) — Mr. Schell is the Senior Vice President of Engineering, a position he has held since November 2012. Prior to joining the Company, Mr. Schell was the Chief Operating Officer for SWI Group, a world leader in the watch industry, from February 2011 to May 2012. From June 2010 to September 2010, Mr. Schell was the Vice President of Logistics for TUI Lifestyle, a high-end furniture and design company. From September 1989 to April 2010 he was employed by UPS, with his last position as Director of Engineering – Florida.

Carole Dalton Slover (age 46) — Ms. Slover is the Senior Vice President of Human Resources, a position she has held since July 2012. From June 2005 to February 2012, Ms. Slover was employed by Yell Adworks as Vice President of Human Resources.
Daniel Yannantuono (age 40) — Mr. Yannantuono is the President of our DirectSat USA subsidiary, a role he assumed in January 2007. Mr. Yannantuono was the Co-Manager of the Interim Office of the CEO from January to July 2012.
Corporate Governance
Code of Business Conduct and Ethics
Each of UniTek’s directors, officers and employees, including its Chief Executive Officer and its senior financial and accounting executives, are required to comply with its Code of Business Conduct and Ethics (the “Code”). The Code sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code is available on UniTek’s website at www.unitekglobalservices.com under the “Investor Relations, Corporate Governance” headings. A copy of the Company’s Code may also be obtained, without charge, by any person upon written request directed to the Corporate Secretary of the Company at 1777 Sentry Parkway West, Gwynedd Hall, Suite 302, Blue Bell, Pennsylvania 19422. The Company will post to its website any amendments to the Code, or waiver from its provisions for principal executive officers or directors, under the “Investor Relations, Corporate Governance” headings.
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
Audit Committee
Members: Mr. Montelongo (Chair); Mr. Dailey and Mr. Hopkin
The Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) under the Securities Act of 1934, as amended (“Exchange Act”). The Board of Directors has determined that each member of the Audit Committee is “independent” and financially literate as required by the applicable NASDAQ Listing Standards. In addition, the Board of Directors has determined that Mr. Montelongo is the “audit committee financial expert” within the meaning stipulated by the rules of the Securities and Exchange Commission (“SEC”).
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
Members: Mr. O’Donnell (Chair); Mr. Dailey and Mr. MacDonald
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
Compensation Committee
Members: Mr. Stott (Chair); Mr. MacDonald and Mr. O’Donnell
The Compensation Committee is composed entirely of “outside directors” within the meaning of the regulations of Section 162(m) of the Internal Revenue Code of 1986, as amended, “non-employee directors” under SEC Rule 16b-3 and “independent” directors as affirmatively determined by the Board of Directors pursuant to the applicable NASDAQ Listing Standards. Mr. Sperry was a member of the Compensation Committee during 2013 until December 2013. Mr. O’Donnell was appointed to the Compensation Committee in December 2013.
The Compensation Committee’s responsibilities, discussed in detail in the charter, include, among other duties, the responsibility to:

•	establish and periodically review the Company’s compensation philosophy and adequacy of compensation plans and programs for executive officers and other Company employees;

•	establish compensation arrangements and incentive goals for executive officers;

•
review and recommend to the Board the base salary, incentive compensation and any other compensation for the Company’s Chief Executive Officer (“CEO” ) and, if relevant, the Executive Chairman of the Board;

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
Compensation decisions for the Chief Executive Officer and all other executive officers are reviewed and determined by the Compensation Committee. Compensation recommendations for the Chief Executive Officer and Executive Chairman of the Board are subject to ratification by the Board of Directors. The Compensation Committee relies upon the Company’s executive officers and compensation consultants in order to assist the Compensation Committee in performing its duties.
The Compensation Committee has authority under its charter to retain, approve fees for and terminate consulting firms, independent counsel or other advisers. In this regard, during 2012 and 2013 the Compensation Committee engaged Mercer and Frederick W. Cook & Co, Inc., respectively, both leaders in human resources consulting, to assist it in making compensation decisions.
With regard to director compensation, the Compensation Committee is responsible for reviewing and recommending to the Board compensation, equity-based plans and benefits programs for the non-employee directors. During 2012, the Compensation Committee retained Mercer to review the Company’s director and executive compensation and to provide the Compensation Committee with information regarding director and executive compensation at comparable companies in order to identify market practices.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors, executive officers and persons beneficially owning more than 10% of the Common Stock are required to file with the Securities and Exchange Commission reports of their initial ownership and changes in ownership of Common Stock. Based solely on our review of the copies of such reports received by us, or written representations received from reporting persons, during the year ended December 31, 2013, all of the Company’s directors, executive officers and persons beneficially owning more than 10% of the Common Stock complied with all Section 16(a) filing requirements, except that Mr. Brennan filed a late Form 3 on August 12, 2013.

Item 11.	Executive Compensation.
Director Compensation
The Company’s director compensation policy for non-employee directors is set forth below:

•	$2,500 for each Board meeting attended in person;

•	$1,500 for each Board meeting attended by telephone;

•	$1,000 for each Audit Committee meeting attended;

•	$500 for each Compensation Committee and Nominating and Corporate Governance meeting attended;

•	an annual cash retainer fee of $50,000 and the additional annual retainer fees as set forth below;

•	$60,000 in equivalent value of Restricted Stock Units (“RSUs”) as described in the narrative below;

•	$7,500 for the Chair of the Audit Committee; and

•	$5,000 for the Chair of the Compensation Committee and the Chair of the Nominating and Corporate Governance Committee.
The Company’s director compensation policy for Non-Executive Chair of the Board is set forth below:

•	meeting fees as set forth above;

•	an annual cash retainer fee of $100,000; and

•	$120,000 in equivalent value of RSUs as described in the narrative below.

Director Compensation Table
The following table shows the compensation paid to or earned by each non-employee director for the year ended December 31, 2013:

	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total

Michael F. O’Donnell(2)	$185,000	$120,000	$—	$305,000
Mark S. Dailey	116,500	60,000	—	176,500
Daniel Hopkin(3)	130,000	60,000	—	190,000
Dean MacDonald	92,000	60,000	—	152,000
Michael Montelongo(4)	142,500	60,000	1,575	204,075
Robert W. Sperry(5)	82,333	60,000	—	142,333
Robert F. Stott	100,000	60,000	—	160,000

(1)
The amounts in this column represent the aggregate grant date fair value of the RSUs calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 regarding share-based payments.

(2)	During 2013, Mr. O’Donnell received a cash payment of $34,000 as discussed below in addition to the retainer and meeting fees discussed above.

(3)	During 2013, Mr. Hopkin received a cash payment of $20,000 as discussed below in addition to the retainer and meeting fees discussed above.

(4)
During 2013, Mr. Montelongo received a cash payment of $20,000 as discussed below in addition to the retainer and meeting fees discussed above. Mr. Montelongo also received a matching contribution under the Company’s Deferred Compensation Plan of $1,575.

(5)	Mr. Sperry’s term ended on December 5, 2013.
As stated above, each non-employee director is granted $60,000 in equivalent value of RSUs under the Company’s 2009 Omnibus Equity and Incentive Compensation Plan and the non-executive chair is granted $120,000 in equivalent value of RSUs. The RSUs are valued on the date of the grant. RSUs granted in 2013 vest quarterly in equal installments and shares of common stock are issued within 30 days after the last vesting date during such calendar year.
In September 2013, the Board of Directors approved a one-time payment of $34,000 to Mr. O’Donnell, the Non-Executive Chairman, in recognition of his extensive work during the Company’s restatement process relating to the filing of its 2012 Form 10-K. In September 2013, the Board of Directors also approved a one-time payment of $20,000 to Messrs. Montelongo and Hopkin in recognition of their exceptional efforts in connection with the investigation by the Audit Committee, the restatement of the Company’s financial statements and the filing of the Company’s 2012 Form 10-K.
As described more fully in the Executive Compensation section, the Company also allows directors to participate in a deferred compensation program.

Compensation of Executive Officers
Summary Compensation Table
The following table presents the compensation paid to or earned by the Company’s Chief Executive Officer and its next two highest compensated executive officers (collectively, the “named executive officers”) for the years ended December 31, 2013 and 2012:

	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Rocco Romanella, Chief Executive Officer(2)(3)	2013	$433,000	$—	$216,195	$—	$21,258	$670,453
	2012	181,539	500,000	499,998	—	8,743	1,190,280
Daniel Yannantuono, President of DirectSat USA(3)(4)	2013	350,000	—	122,038	—	28,662	500,700
	2012	360,500	500,000	144,204	150,000	36,355	1,191,059
Donald W. Gately, Chief Operating Officer(5)	2013	350,000	—	113,502	—	10,162	473,664

(1)
The amounts in the “Stock Awards” column for fiscal years 2012 and 2013 represent the aggregate grant date fair value of the restricted stock calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 regarding share-based payments. Assumptions used in the calculation of this amount are included in Note 15 (under the heading “Stock-based Compensation”) to the Company’s audited consolidated financial statements included in this Annual Report. For performance-based awards (50% of the total award reflected), the amount reflected is based upon the assumption that the highest level of performance conditions would be achieved. In addition, in July 2012, Mr. Romanella received a grant of 192,307 restricted shares that are subject to service-based vesting in four equal installments on the dates that are 6, 12, 18 and 24 months following the grant date.

(2)
Mr. Romanella’s other compensation for 2013 and 2012 includes an automobile allowance and Company-provided fuel totaling $12,353 and $6,601, respectively, and preferential health and welfare benefits of $8,905 and $2,142, respectively. Mr. Romanella joined the Company on July 16, 2012.

(3)
The amount in the Bonus column for 2012 includes a cash award made under UniTek’s Senior Executive Compensation Plan in which the Compensation Committee exercised discretion. See description under “Short-Term Incentive” below. The amount for Mr. Romanella in 2012 also includes a signing bonus of $100,000. The amount for Mr. Yannantuono in 2012 also includes a retention bonus of $350,000.

(4)
Mr. Yannantuono’s other compensation for 2013 and 2012 consists of the use of a Company-owned vehicle and related fuel and maintenance costs totaling $9,062 and $20,880, respectively, matching contributions under the Company’s deferred compensation plan of $10,695 and $10,803, respectively, and preferential health and welfare benefits of $8,905 and $4,672, respectively.

(5)
Mr. Gately joined UniTek in December 2012 and was not a named executive officer in 2012. Mr. Gately’s other compensation for 2013 consists of matching contributions under the Company’s deferred compensation plan of $10,096 and preferential health and welfare benefits of $66.

Senior Executive Compensation Plan
On April 3, 2012, the Board of Directors, upon the recommendation of the Compensation Committee of the Board, approved the Senior Executive Compensation Plan (“Plan”), pursuant to which members of Company senior management (including the Company’s Named Executive Officers) were to be compensated for their service in 2012 and, unless the Plan is revised, in future years. The Plan is administered by the Compensation Committee, which may delegate responsibilities to Company officers as it deems appropriate.

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

Participants in the Plan receive incentive compensation opportunities (both short-term and long-term) based on either or both of Company and individual performance. Company performance shall be determined based on the Company’s ability to meet or exceed annual “Corporate Goals” as approved by the Board, while individual performance shall be determined based on the Participant’s ability to meet or exceed annual “Individual Goals” approved by the Committee.
There are three compensation components under the Plan:
Base Compensation - Both Messrs. Romanella and Yannantuono have employment agreements with the Company and their base salary is set by their respective employment agreements. Mr. Gately does not have an employment agreement and his salary was set at $350,000 when he joined UniTek in December 2012. In December 2012, it was determined that base salaries would not increase for 2013. In September 2013, the Board of Directors granted Mr. Romanella an increase in his base salary of $100,000 to a base salary of $500,000 in recognition of his substantial efforts and strong performance during the last year, which increase would bring his base salary in alignment with other CEOs of comparable companies.
Short Term Incentive (STI) - Pursuant to the STI, annual target amounts payable are to be set in advance, as a percentage of the Participant’s base salary, based on the achievement of either or both of Company Goals and Individual Goals. At the time the actual amount payable is determined, each participant may elect to receive payment either in 100% cash or in the form of 50% cash and 50% service-based restricted stock, which shall vest in equal annual installments on the first three anniversaries of the date of election. In the event the Participant chooses the second option, he or she will receive an additional 5% of value in shares of restricted stock, in lieu of the cash amount foregone.
In December 2012, the Compensation Committee recommended, and the Board approved, the payment of the 2012 bonuses in two portions, in accordance with past Company policy; 50% in December 2012 with the remainder in the first quarter of 2013 following finalization of the financial statements for 2012. The authorized payouts were related to the officers’ achievements and ranged from 70% to 100% of target. The target was based on EBITDA of $50 million, adjusted for unusual events. Except for Mr. Romanella who agreed to defer 100% of his bonus until finalization of the financial statements, one-half of the bonuses were paid in December 2012; the remaining one-half were to be paid upon finalization of the financial statements for 2012. In August 2013, the Committee recommended, and the Board approved, the use of its discretion to adjust the EBITDA target for the remaining portion of the 2012 bonus. The bonus was paid at a range of 70% of 100% of target to Messrs. Romanella, Yannantuono and two other executive officers because of the difficult circumstances that had occurred in finalizing the 2012 financial statements with Mr. Romanella receiving his full target bonus of $400,000 because he had not received any portion of his bonus in December 2012 and Mr. Yannantuono receiving the second half of his $300,000 target bonus because he had received one-half of his bonus in December 2012.
On the basis of the Compensation Committee’s recommendation, in December 2012, the Board determined that beginning in 2013, future bonuses for executive staff for each year would all be payable in the first quarter of the following year following finalization of the financial statements for the year for which the bonus is being paid. In September 2013, the Compensation Committee recommended, and the Board approved, the performance measure for 2013 based on the Adjusted EBITDA amount in the Company’s Operating Plan, provided the Company was in compliance with its debt covenants, adjusted for unusual events. The individual targets range from 30% to 100% of base salary.
In March 2014, on the basis of the Compensation Committee’s recommendation, the Board determined that the Company had not achieved the 2013 target Adjusted EBITDA of $54.6 million, and the Short Term Incentive Bonus for the executives was thus not paid. The Compensation Committee also recommended, and the Board determined, that the Short-Term Incentive target for 2014 be based on the Adjusted EBITDA amount in the Company’s Operating Plan, subject to adjustment. The individual targets range from 30% to 100% of base salary.
Long Term Incentive (LTIP) - Under the LTIP, each Participant receives an annual target grant of RSUs, valued as a percentage of the Participant’s base salary, that consist 50% of time-vested RSUs that vest in equal annual installments on the first four anniversaries of the date of grant, and 50% of performance-vested RSUs that vest at the end of a three-year period following the date of grant, based upon the achievement of annual performance conditions established by the Committee during the grant period (the “RSU grant”). The number of performance-vested RSUs ultimately earned will vary based on achievement with respect to the established performance targets, as measured at the end of the three-year vesting period. In this regard, if achievement of the target goal is at less than 90%, no performance-based RSUs will be earned. If achievement is between 90% and 100% of target, then the number of RSUs earned will be prorated from 50% (at 90% achievement) to 100% (at 100% achievement) of the initial grant. If achievement is over 100% of target, then the number of RSUs earned will be increased commensurate with the percentage of achievement over target, with a maximum award of 150% of the initial grant.
In April 2012, the Compensation Committee recommended and the Board of Directors approved a 2012 RSU Grant. The performance target for the 2012 fiscal year was EBITDA of $50 million. The Board retained discretion to include in the determination of the achievement of EBITDA the impact of unanticipated events not reflected in the approved budget. In October 2013, the Compensation

Committee and the Board of Directors determined that the 2012 performance did not meet the required performance measure and therefore the 2012 performance grants were forfeited.
In December 2012, the Compensation Committee recommended and the Board approved RSU Grants on January 2, 2013 to the executive officers ranging in target value from $50,000 to $400,000 (CEO). 50% of the award consists of time-based RSUs that vest 25% on each of the first, second, third and fourth anniversaries of the grant date. The remaining 50% are performance-based shares that, as described above, are based on an annual performance target tied to the achievement of the Adjusted EBITDA amount in the Company’s Operating Plan.
In February 2014, the Compensation Committee recommended, and the Board approved, RSU grants to the executive officers ranging in target value from $22,000 to $500,000 (CEO). 50% of the award consists of time-based RSUs that vest 25% on each of the first, second, third and fourth anniversaries of the grant date. The remaining 50% are performance-based shares that, as described above, are based on an annual performance target tied to the achievement of the Adjusted EBITDA amount in the Company’s Operating Plan.
In March 2014, the Compensation Committee and the Board of Directors determined that the Company’s 2013 performance did not meet the required performance measure of $54.6 million in Adjusted EBITDA and therefore, the 2013 performance tranche of the 2012 and 2013 RSU grants was forfeited.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information about outstanding equity awards held by each of the named executive officers as of December 31, 2013:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(1)		Option Exercise Price(1)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable

Rocco Romanella	—	—	—	—	147,833	$246,881	51,680	$86,306
Daniel Yannantuono	726	—	$140.00	9/26/17	67,259	112,322	46,840	78,223
	5,239	—	9.42	9/27/17	—	—	—	—
	1,165	—	9.42	6/1/18	—	—	—	—
	108	—	9.42	11/15/19	—	—	—	—
Donald Gately	—	—	—	—	27,132	45,310	27,132	45,310

(1)	Includes warrants at an exercise price of $140.00 per share and options at an exercise price of $9.42 per share

(2)	Consists of the following time-vested shares of units of stock that had not vested on December 31, 2013:

	RSUs Granted 1/10/11	RSUs Granted 4/3/12	Restricted Shares Granted 7/16/12	RSUs Granted 1/2/2013	Total

Rocco Romanella	—	—	96,153	51,680	147,833
Daniel Yannantuono	17,858	23,044	—	26,357	67,259
Donald Gately	—	—	—	27,132	27,132
The outstanding RSUs that were granted on January 10, 2011 will vest on July 1, 2014. The outstanding RSUs that were granted on April 3, 2012 will vest equally on April 3, 2014, April 3, 2015 and April 3, 2016. The outstanding restricted shares that were granted on July 16, 2012 will vest equally on January 16, 2014 and July 16, 2014. The outstanding RSUs that were granted on January 2, 2013 will vest 25% on each of the four anniversaries of January 2, 2013.

(3)	Based on a closing price of $1.67 on December 31, 2013.

(4)
Consists of performance-vested RSUs granted on April 3, 2012 and January 2, 2013 that become vested at the end of a three-year performance period following the date of grant, based upon the achievement of performance targets as more fully described in the “Senior Executive Compensation – Long Term Incentive” section above. The value of these RSUs is shown assuming threshold achievement of performance targets. The performance target for 2012 was not met and the portion of the April 3, 2012 that was based on 2012 performance was forfeited.

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

Employment and Change in Control Agreements

Rocco Romanella Employment Agreement
On July 16, 2012, Mr. Romanella entered into an agreement to become the Chief Executive Officer of the Company (the “Romanella Agreement”). The term of the Romanella Agreement is one year with an automatic renewal on a year-to-year basis unless one party gives the other party written notice of intent not to renew the Romanella Agreement at least sixty days before the expiration of the then term.
Under the Romanella Agreement, Mr. Romanella receives an annual base salary of $400,000, which was prorated for the remainder of 2012. This annual salary was increased to $500,000 in September 2013. He is eligible to receive annual incentive compensation of up to one times his base salary to be earned based on the achievement of certain financial and operational targets as determined by the Board of Directors of the Company and its Compensation Committee. Any such Bonus earned shall be paid by the Company to Mr. Romanella in accordance with the terms of the applicable incentive bonus program. Beginning in 2013, Mr. Romanella was eligible to participate in long-term cash and equity incentive programs established by the Company for its senior level executives generally, at levels determined by the Board, with target long-term incentive compensation equal to one times his base salary. Mr. Romanella also receives an automobile allowance equal to $1,000 per month.
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
The Romanella Agreement provided that in the event Mr. Romanella is terminated without Cause (as defined in the Romanella Agreement) or terminates his employment for Good Reason (as defined in the Romanella Agreement), Mr. Romanella would be entitled to a severance amount equal to one times his Base Salary (at the salary then in effect) plus one times his Bonus for the calendar year prior to the calendar year in which his termination occurred. Pursuant to the Romanella Agreement, Mr. Romanella is prohibited from competing with UniTek for a period of one year.
As discussed below, in March 2014 the Company adopted a Change in Control Severance Plan (the “CIC Plan”). Under the CIC Plan, Mr. Romanella is entitled to (i) two times his base salary and target bonus; and (ii) the prorated payment of his target bonus for the year in which the termination occurs. Under the terms of the CIC Plan, because Mr. Romanella is entitled to greater benefits under the CIC Plan then he would be under the Romanella Agreement, he will not receive severance benefits under the Romanella Agreement for events covered by the CIC Plan.
Daniel Yannantuono Employment Agreement
On December 1, 2010, Mr. Yannantuono entered into an Amended and Restated Employment Agreement with the Company (the “Yannantuono Agreement”). The Yannantuono Agreement provides that Mr. Yannantuono shall receive an initial base salary of $350,000 and an incentive target bonus of $300,000 per calendar year of which (A) 50% shall be conditioned upon the achievement of annual budget that is (i) developed by the Company and Mr. Yannantuono and (ii) approved by the Board or an appropriate committee thereof and (B) 50% based on discretion of the Board or such committee thereof. The term of the Yannantuono Agreement is for 3 years with an automatic renewal on a year-to-year basis. If (i) Mr. Yannantuono is terminated without Cause (as defined in the Yannantuono Agreement); Mr. Yannantuono terminates his employment for Good Reason (as defined in the Yannantuono Agreement); or (iii) the Yannantuono Agreement is not renewed by the Company or by Mr. Yannantuono, Mr. Yannantuono shall be entitled to a severance amount equal to two times his Base Salary (at the salary then in effect) plus a bonus consistent with such operational and financial milestones as are being achieved at the time of termination. In addition, any outstanding equity awards will vest. Pursuant to the Yannantuono Agreement, Mr. Yannantuono is prohibited from competing with UniTek for a period of two years.
As discussed below, in March 2014, the Company adopted the CIC Plan. Mr. Yannantuono was provided the option of continuing to be covered by the Yannantuono Agreement or selecting the CIC Plan. Mr. Yannantuono selected the CIC Plan and the Yannantuono Agreement was terminated without payment of any kind on March 31, 2014.

Change in Control Plan
In March 2014, the Board of Directors approved the Company’s entering into the CIC Plan. The CIC Plan covers the named executive officers and certain other executives (the “Participants”). The CIC Plan provides severance benefits in the event of a termination connected with a Change of Control. The CIC Plan includes the following terms:

•	A Change in Control generally will be deemed to have occurred:

◦	upon the acquisition of beneficial ownership of any person or group of 50% or more of the combined voting power of the Company outstanding voting shares;

◦	if the directors who constitute the “Incumbent Board” (as that term is defined in the CIC Plan) cease to be a majority of the Board during any 2-year period;

◦	the consummation of a sale of all or substantially all of the Company’s assets other than a sale to an entity in which Company’s shareholders own more than 50%; or

◦
upon a reorganization, merger, consolidation, division or issuance of securities unless a majority of the Company’s outstanding equity securities is owned by the same holders as before the transaction;

•
If terminated by the Company “Without Cause” or by the Participant for “Good Reason” (as those terms are defined in the CIC Plan),during the period beginning six months prior to and ending 18 months after a Change in Control, the Participant is entitled to (i) a lump sum payment equal to the Participant’s base salary and target bonus multiplied by the Severance Multiple; (ii) a lump sum payment of the Participant’s prorated target bonus for the year in which the termination occurred; (iii) health and welfare benefits for 24 months for Mr. Romanella and 18 months for the other Participants; and (iv) outplacement services for six months. The Severance Multiple for Mr. Romanella is 2 times and the Severance Multiple for all other Participants is 1.5 times.

•	The Participant is prohibited from competing with Unitek for twelve months following the Change in Control.

•	The CIC Plan also contains customary provisions relating to 409A and other matters.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 17, 2014, unless otherwise noted, by (i) each person who is known to the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s current directors, (iii) each of the named executive officers in the Summary Compensation Table, and (iv) the named executive officers, current executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)(3)		Percent of Shares

UniTek Interposed LP c/o HMK GP LP 200 Crescent Court, Suite 1600 Dallas, Texas 75201	4,686,196	(4)	24.4%
Skylink LTD. 700 Rockwell Avenue Findlay, Ohio 45840	3,715,915	(5)	16.2%
David Sandberg Red Oak Partners, LLC The Red Oak Fund, LP Pinnacle Partners, LLC Pinnacle Opportunities Fund, LP 304 Park Avenue South, 11th Floor New York, New York 10010	2,001,161	(6)	10.4%
John Randall Waterfield 140 Broadway, 46th Floor New York, New York 10005	1,703,266	(7)	8.9%
Cetus Capital II, LLC Littlejohn Opportunities Master Fund LP SG Distressed Fund, LP 8 Sound Shore Drive, Suite 303 Greenwich, Connecticut 06830	1,140,415	(8)	5.7%
Steven B. Klinsky New Mountain Finance Holdings, L.L.C. New Mountain Finance Corporation New Mountain Finance Advisors BDC, L.L.C. 787 Seventh Avenue New York, New York 10019	1,014,451	(9)	5.0%
Michael F. O’Donnell, Director and Chairman of the Board	101,979	(10)	*
Mark S. Dailey, Director	46,924	(11)	*
Daniel Hopkin, Director	41,995	(12)	*
Dean MacDonald, Director	104,430	(13)	*
Michael Montelongo, Director	42,741	(14)	*
Robert F. Stott, Director	39,563	(15)	*
Rocco Romanella, Chief Executive Officer and Director	157,151		*
Donald W. Gately, Chief Operating Officer	29,352		*
Daniel Yannantuono, President of DirectSat USA	81,600	(16)	*
All directors and executive officers as a group (16 persons)	645,688	(17)	3.4%

*	Represents less than one percent of class

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o UniTek Global Services, Inc., 1777 Sentry Parkway West, Gwynedd Hall, Suite 302, Blue Bell, Pennsylvania 19422.

(2)	Does not include shares beneficially owned by persons who are former directors of the Company as no former director owns more than five percent of the Company’s common stock.

(3)
Based on information furnished to the Company by the respective stockholders, or contained in filings made with the SEC, for purposes of this table, if a person has or shares voting or investment power with respect to any shares of common stock, they are considered beneficially owned by that person under rules of the SEC. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The table also includes shares of common stock that are the subject of warrants, stock options and convertible obligations granted to certain officers and directors of the Company and certain third parties to the extent presently exercisable or exercisable within sixty days of March 17, 2014. The shares underlying the warrants, stock options and convertible obligations are deemed outstanding for the purposes of computing the beneficial ownership of each greater than 5% stockholder, named executive officer and director individually and all directors and executive officers as a group. The table does not include unvested or vested awards of restricted stock units (“RSUs”) or restricted shares for which shares will not be issued within sixty days of March 17, 2014, since holders of unvested and vested RSUs and unvested restricted shares do not have any voting rights or investment power until shares are issued. The amounts and percentages are based on 19,227,041 shares of common stock issued and outstanding as of March 17, 2014.

(4)
This information is based on information contained in Schedule 13D/A filed with the Securities and Exchange Commission on March 4, 2013 by Unitek Interposed LP; HMK GP LP; HMK GP LLC; Sector Performance Fund, LP; HM Unitek Coinvest LP; SPF SBS LP; Sector Performance GP, LP; and Sector Performance LLC. UniTek Interposed LP (“Interposed”) is the direct holder of 4,686,196 shares of common stock. HMK LP is the sole general partner and a limited partner of Interposed, and HMK LLC is the sole general partner of HMK LP. As a result of these relationships, HMK LP or HMK LLC may be deemed to be indirect beneficial owners of 4,686,196 shares of common stock held by Interposed. Andrew S. Rosen, Robert W. Sperry, Sarah A. Bradley and John Muse are members of a four-person investment committee at HMK LLC that exercises, on behalf of HMK LLC, voting and dispositive powers over the securities held by UniTek Interposed. No single member of the investment committee has dispositive and/or voting power over the shares held by UniTek Interposed. As a result of the foregoing, each of Messrs. Rosen, Sperry and Muse and Ms. Bradley may be deemed to beneficially own all or a portion of the shares of common stock beneficially owned by UniTek Interposed described above. Each of Messrs. Rosen, Sperry and Muse and Ms. Bradley disclaims the existence of a group and disclaims beneficial ownership of shares of common stock not owned of record by him or her, except to the extent of any pecuniary interest therein.

(5)
Pursuant the September 14, 2012 Asset Purchase Agreement (“APA”) for the acquisition of Skylink LTD and the Earnout Confirmation Agreement and the Registration Rights Agreements issued in conjunction with the APA, Skylink LTD has rights to convert a portion of the unpaid APA purchase payment into 3,715,915 shares.

(6)
This information is based on information contained in Schedule 13G filed with the SEC on February 13, 2014 by David Sandberg, the controlling member of Red Oak Partners, LLC a New York limited liability company, which serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership and a managing member of Pinnacle Partners LLC, a Colorado limited liability company, the general partner of Pinnacle Fund, LLLP, a Colorado limited liability limited partnership (collectively, the “Funds”). The Funds are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities. The Funds directly own the shares as reported in their 13G filing. Each of the reporting persons in their 13G filing disclaims beneficial ownership with respect to any shares other than the shares owned directly by each filer.

(7)	This information is based on information contained in Schedule 13G filed with the SEC on January 23, 2014 by John Randall Waterfield. Mr. Waterfield is a registered investment adviser.

(8)
This information is based on information contained in Schedule 13G filed with the SEC on February 14, 2014 by (i) Cetus Capital II, LLC, a Delaware limited liability company, a single member LLC whose only member is Littlejohn Fund IV, L.P., a Delaware limited partnership, and whose manager is Littlejohn Managers, LLC, a Delaware limited liability company; (ii) Littlejohn Opportunities Master Fund LP, a Cayman Islands limited partnership, whose general partner is Littlejohn Opportunities GP LLC, a Delaware limited liability company; and (iii) SG Distressed Fund, LP, a Delaware limited partnership, whose general partner is Littlejohn Opportunities GP LLC, a Delaware limited liability company. The Schedule 13G describes the ownership of common stock and warrants held by the Reporting Persons. The warrants are fully vested and exercisable.

(9)
This information is based on information contained in Schedule 13G filed with the SEC on January 9, 2014. As of the date of the filing, each of New Mountain Finance Holdings, L.L.C. “NMFH”) and its investment adviser, New Mountain Finance Advisors BCS, L.L.C. (the “Adviser”) may be deemed to beneficially own 1,014,451 shares of common stock underlying warrants of UniTek common stock. Such shares may also be deemed to be beneficially owned by Steven B. Klinsky, in view of his indirect control as described in the Schedule 13G. Notwithstanding the foregoing, Mr. Klinsky disclaims beneficial ownership. In addition, New Mountain Finance Corporation (“NMFC”) may be deemed to beneficially own such shares through its ownership of greater than 90% of the equity interests in NMFH. NMFH, NMFC, the Adviser and Mr. Klinsky have shared power to vote and dispose of approximately 1,014,451 shares of UniTek common stock.

(10)
Does not include 18,633 vested RSUs for Mr. O’Donnell. RSUs issued to directors in connection with their service on the Board vest quarterly but shares of common stock are not issued until within 30 days of December 31, 2013.

(11)
Includes 893 vested options to purchase shares of common stock. Does not include 9,317 vested RSUs for Mr. Dailey. RSUs issued to directors in connection with their service on the Board vest quarterly but shares of common stock are not issued until within 30 days of December 31, 2014.

(12)
Does not include 9,317 vested RSUs for Mr. Hopkin. RSUs issued to directors in connection with their service on the Board vest quarterly but shares of common stock are not issued until within 30 days of December 31, 2014.

(13)
Includes 536 vested options to purchases shares of common stock. Does not include 9,317 vested RSUs for Mr. MacDonald. RSUs issued to directors in connection with their service on the Board vest quarterly but shares of common stock are not issued until within 30 days of December 31, 2014. Mr. MacDonald is the indirect beneficial owner of 45,000 aggregate shares of common stock held by Paddle Resources LP, of which Mr. MacDonald is a general partner.

(14)
Does not include 9,317 vested RSUs for Mr. Montelongo. RSUs issued to directors in connection with their service on the Board vest quarterly but shares of common stock are not issued until within 30 days of December 31, 2014.

(15)
Does not include 9,317 vested RSUs for Mr. Stott. RSUs issued to directors in connection with their service on the Board vest quarterly but shares of common stock are not issued until within 30 days of December 31, 2014.

(16)	Includes 6,512 vested options and 726 vested warrants to purchase shares of common stock for Mr. Yannantuono.

(17)
The directors and executive officers included in this group are Michael F. O’Donnell, Mark S. Dailey, Daniel Hopkin, Dean MacDonald, Michael Montelongo, Robert F. Stott, Rocco Romanella, James Brennan, Andrew Herning, Donald W. Gately, Stanley G. Jones, Glorminda McAllister, Kathleen McCarthy, Shannon D. Schell, Carole Dalton Slover and Daniel Yannantuono.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
UniTek adheres to policies and procedures for the review, approval, and ratification of related-party transactions to ensure that any such transactions are fair, reasonable and in UniTek’s best interest. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related-party transaction. Related-party transactions include transactions that have occurred or are currently proposed in which UniTek was or will be a participant and in which any related person had or will have a direct or indirect material interest. All related-party transactions are reviewed, approved and documented by the appropriate level of UniTek’s management and Board of Directors in accordance with these policies and procedures.
At the current time, there are no relationships or related transactions to report under Item 404 of Regulation S-K.
Director Independence
The Board has conducted a review of the independence of the directors under the standards for independence established by the NASDAQ Stock Market LLC. During this review, the Board considered any transactions and relationships between a director or member of that director’s immediate family and the Company and its subsidiaries and affiliates. The Board also examined any transactions and relationships between directors or their affiliates and members of UniTek’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. The Board, in applying the above-referenced standards, has affirmatively determined that, except for Rocco Romanella, Chief Executive Officer of UniTek, each of the directors is independent.

Item 14.	Principal Accountant Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
During the fiscal year ended December 31, 2013, professional services were performed for UniTek by Grant Thornton LLP (“Grant Thornton”), UniTek’s independent registered accounting firm. During the fiscal year ended December 31, 2012, professional services were performed for UniTek by Ernst & Young LLP (“Ernst & Young”), UniTek’s independent registered public accounting firm. Set forth below is information relating to the aggregate fees billed by Grant Thornton and Ernst & Young for professional services rendered for each year. All fees and services were pre-approved in accordance with the Audit Committee’s pre-approval policy.
Audit Fees — The aggregate fees billed, or to be billed, for the audit of UniTek’s consolidated annual financial statements, review of consolidated financial statements included in UniTek’s quarterly reports on Form 10-Q, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were approximately $730 thousand for fiscal year 2013 to Grant Thornton and $3.5 million for fiscal year 2012 to Ernst & Young.
Tax Fees — Grant Thornton and Ernst & Young did not perform any professional services for the Company during 2013 or 2012 relating to tax compliance, tax advice or tax planning.
All Other Fees — Grant Thornton and Ernst & Young did not provide other services not included above during 2013 or 2012.
Pre-Approval Policy for Services by Independent Registered Public Accounting Firm
All audit, audit-related and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young for the year ended December 31, 2012 and Grant Thornton for the year ended December 31, 2013 was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit and Non-Audit Services Pre-Approval Policy provides for (i) general pre-approval of certain specified services and (ii) specific pre-approval of all other permitted services, as well as proposed services exceeding pre-approved cost levels. The policy authorizes the Audit Committee to delegate pre-approval authority with respect to permitted services to one or more of its members.
For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence. The Audit Committee will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor is necessarily determinative.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	The following consolidated financial statements of UniTek Global Services, Inc. and subsidiaries are presented at the end of this report beginning on page F-1:
•Reports of Independent Registered Public Accounting Firms
•Consolidated Balance Sheets as of December 31, 2013 and 2012
•Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2013 and 2012
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012
•Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
•Notes to Consolidated Financial Statements

(2)	Financial schedules are not required as a smaller reporting company and therefore have been omitted

(3)	The exhibits required under this item are included under item (b) below.

(b)	Exhibits

	2.1
Asset Purchase Agreement, dated as of March 30, 2011, among the Company, Pinnacle Wireless, Inc., Current Flow Technologies Corporation, Michael Hayford, Timothy Walters, Christopher Love, Michael Rubenstein and Manny Medina. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 21, 2011.)

	2.2
Asset Purchase Agreement, dated as of September 14, 2012, among the Company, DirectSat USA, LLC, Skylink LTD and Mr. John Larbus. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 14, 2012.)

	2.3
Asset Purchase Agreement, dated as of December 28, 2012, by and between the Company, Advanced Communications USA, Inc., Nex-Link USA Communications, Inc. and Unitek Canada, Inc., and NX Utilities, LLC and the Members (as defined therein). (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 4, 2013.)

	3.1	Amended and Restated Certificate of Incorporation of the Company, as amended to date hereof. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 12, 2013.)
	3.2
Certificate of Designation for the Berliner Series A Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)

	3.3
Certificate of Designation for the Berliner Series B Preferred Stock of Berliner Communications, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)

	3.4	Amended and Restated Bylaws of Berliner Communications, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)
	4.1
Registration Rights Agreement, dated as of January 27, 2010, by and between Berliner Communications, Inc. and those holders of capital stock of Berliner listed on Exhibit A thereto. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)

	4.2	Form of Substitute Option. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)
	4.3	Form of Substitute Warrant. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)
	4.4	Form of Warrant. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 22, 2010.)
	4.5	Amendment No. 1 to Registration Rights Agreement, dated as of July 16, 2010. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 22, 2010.)
#	10.1	Employment Agreement, dated as of July 16, 2012, between the Company and Rocco Romanella. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 16, 2012.)
#	10.2	Restricted Stock Agreement, dated as of July 16, 2012, between the Company and Rocco Romanella. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 16, 2012.)
#	10.3
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

#	10.7
Amendment and Agreement, dated as of November 30, 2012, between the Company and C. Scott Hisey. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 5, 2012.)

#	10.8	Senior Executive Compensation Plan dated April 3, 2012. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 9, 2012).
#	10.9	Retention Agreement, dated January 11, 2012 by and between the Company and Ronald J. Lejman. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012.)
#	10.10	Retention Agreement, dated January 11, 2012 by and between the Company and Daniel Yannantuono. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012.)
	10.11	Form of D&O Indemnification Agreement. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)
	10.12
Indemnification Priority Agreement, dated as of January 27, 2010, by and among HM Capital Partners LLC, Berliner Communications, Inc., BCI Communications, Inc., Unitek USA, LLC, Unitek Holdings, Inc., Unitek Midco, Inc. and Unitek Acquisition, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)

#	10.13	Unitek Holdings, Inc. 2007 Equity Incentive Plan. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 27, 2010.)
#	10.14
Berliner Communications, Inc. 2009 Omnibus Equity and Incentive Compensation Plan. (Incorporated herein by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders filed on October 27, 2009.)

#	10.15
Unitek Global Services, Inc. 2013 Omnibus Equity Compensation Plan (Incorporated herein by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders filed on November 8, 2013.)

#	10.16	Form of UniTek Global Services Deferred Compensation Plan. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2011.)
	10.17
Nominating Agreement, dated as of November 16, 2010, by and among the Company and those holders of capital stock of the Company listed on Exhibit A thereto. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2011).

	10.18
Earnout Confirmation Agreement, dated as of September 14, 2012, among the Company, DirectSat USA, LLC, Skylink LTD and Mr. John Larbus. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 14, 2012.)

	10.19
Term Loan Amendment, dated as of September 14, 2012, among the Company, the lending and other financial institutions from time to time party thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 14, 2012.)

10.20
Revolving Credit and Security Agreement, by and among the Company (and certain subsidiaries of UniTek) and PNC Bank, National Association, dated as of April 15, 2011. (Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on August 16, 2011.)

10.21
Revolver Amendment, dated as of September 13, 2012, among the Company, UniTek Acquisition, Inc., NexLink Global Services, Inc., UniTek USA, LLC, Advanced Communications USA, Inc., DirectSat USA, LLC, FTS USA, LLC, the financial institutions party to the Loan Agreement and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 14, 2012.)

10.22
Forbearance Agreement, dated as of April 30, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on May 3, 2013.)

10.23
Forbearance Agreement, dated as of April 30, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on May 3, 2013.)

10.24
Amendment to Forbearance Agreement, dated as of June 3, 2013, among the Company, the several banks and financial institutions signatory thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 5, 2013.)

10.25
Amendment to Forbearance Agreement, dated as of June 5, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 5, 2013.)

10.26
Forbearance Agreement, dated as of June 7, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and FBR Capital Markets LT, Inc. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 14, 2013.)

10.27
Amendment to Forbearance Agreement, dated as of June 13, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and PNC Bank, National Association. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 14, 2013.)

10.28
Revolving Credit and Security Agreement, dated as of July 10, 2013, by and among the Company, certain subsidiaries thereof and Apollo Investment Corporation. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 12, 2013.)

10.29
Forbearance Agreement, dated as of July 17, 2013, among the Company, the Subsidiary Guarantors signatory thereto, the several banks and financial institutions signatory thereto as Lenders and Cerberus Business Finance, LLC. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 18, 2013.)

10.30
Second Amendment and Limited Waiver to Credit Agreement, dated as of July 25, 2013, by and among the Company, the lenders party thereto, Cerberus Business Finance, LLC, and the Credit Support Parties (as defined therein). (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.)

10.31
Form of Warrant. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.) (See schedule included in such exhibit for a list of recipients of warrants and the respective numbers of shares underlying the warrants issued to each recipient.)

10.32
Form of Registration Rights Agreement. (Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on July 31, 2013.) (See schedule included in such exhibit for a list of parties to such registration rights agreements.)

		10.33
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

		10.34
Home Services Provider Agreement, entered into as of October 15, 2012, between DIRECTV, LLC and DirectSat USA, LLC. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 12, 2013.)

		10.35
First Amendment to Home Services Provider Agreement, entered into as of January 1, 2013, between DIRECTV, LLC and DirectSat USA, LLC. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on August 12, 2013.)

#	+	10.36	UniTek Global Services, Inc. Change in Control Severance Plan, dated as of March 27, 2014.
#	+	10.37	Employment Agreement Termination Letter, dated March 31, 2014, by and between the Company and Daniel Yannantuono.
		21	Subsidiaries of the Company
	+	23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.
	+	23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
	+	31.1	Certification of the Chief Executive Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	+	31.2	Certification of the Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	*	32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UniTek Global Services, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
	+	101.INS	XBRL Instance Document
	+	101.SCH	XBRL Taxonomy Extension Schema
	+	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	+	101.LAB	XBRL Taxonomy Extension Label Linkbase
	+	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	+	101.DEF	XBRL Taxonomy Extension Definition Linkbase
____________________

#	Management contract or compensatory plan or arrangement.
+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITEK GLOBAL SERVICES, INC.

Date:	March 31, 2014	By:	/s/ Rocco Romanella
Rocco Romanella
Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2014	By:	/s/ Andrew J. Herning
Andrew J. Herning
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael O’Donnell	Director and Chairman of the Board	March 31, 2014
Michael O’Donnell

/s/ Rocco Romanella	Chief Executive Officer and Director	March 31, 2014
Rocco Romanella	(Principal Executive Officer)

/s/ Mark Dailey	Director	March 31, 2014
Mark Dailey

/s/ Dan Hopkin	Director	March 31, 2014
Dan Hopkin

/s/ Dean MacDonald	Director	March 31, 2014
Dean MacDonald

/s/ Michael Montelongo	Director	March 31, 2014
Michael Montelongo

/s/ Robert Stott	Director	March 31, 2014
Robert Stott

/s/ Andrew J. Herning	Chief Financial Officer	March 31, 2014
Andrew J. Herning	(Principal Financial Officer)

/s/ James Brennan	Vice President and Corporate Controller	March 31, 2014
James Brennan	(Principal Accounting Officer)

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UniTek Global Services, Inc.

We have audited the accompanying consolidated balance sheet of UniTek Global Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of comprehensive income or loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniTek Global Services, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UniTek Global Services, Inc.

We have audited the accompanying consolidated balance sheet of UniTek Global Services, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of comprehensive income or loss, changes in stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniTek Global Services, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
August 9, 2013

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,842	$3,836
Accounts receivable, net of allowances	73,358	102,490
Inventories	15,187	15,266
Prepaid insurance	6,599	760
Other current assets	4,108	6,800
Total current assets	101,094	129,152
Restricted cash	16,767	—
Property and equipment, net of accumulated depreciation of $49,189 and $41,953	14,912	26,393
Amortizable intangible assets, net (includes amortizable customer relationships, net, of $32,263 and $38,090)	33,963	42,013
Goodwill	98,579	121,920
Other assets, net	5,233	6,925
Total assets	$270,548	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$7,502	$3,450
Current portion of capital lease obligations	4,849	7,688
Accounts payable	23,906	48,845
Accrued insurance	17,719	16,248
Accrued compensation and benefits	7,965	9,766
Other current liabilities	17,296	27,361
Total current liabilities	79,237	113,358
Long-term debt, net of current portion	174,044	153,014
Capital lease obligations, net of current portion	3,509	8,040
Other liabilities	2,299	3,688
Total liabilities	259,089	278,100

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00002 par value (20,000 shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200,000 shares authorized, 19,039 and 18,736 issued and outstanding)	—	—
Additional paid-in capital	275,274	260,077
Accumulated other comprehensive income	89	57
Accumulated deficit	(263,904)	(211,831)
Total stockholders’ equity	11,459	48,303
Total liabilities and stockholders’ equity	$270,548	$326,403
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income or Loss

	Year Ended
(in thousands, except per share amounts)	December 31, 2013	December 31, 2012

Revenues	$471,933	$437,596
Cost of revenues	387,376	356,794
Gross profit	84,557	80,802
Selling, general and administrative expenses	42,223	46,357
(Income) expense related to contingent consideration	(114)	10,096
Restructuring charges	1,071	8,013
Restatement, investigation and related costs	8,820	—
Impairment charges	24,374	14,900
Depreciation and amortization	20,258	26,469
Operating loss	(12,075)	(25,033)
Interest expense	30,454	15,329
Loss on extinguishment of debt	9,247	—
Other income, net	(733)	(1,244)
Loss from continuing operations before income taxes	(51,043)	(39,118)
Income tax (benefit) expense	(552)	353
Loss from continuing operations	(50,491)	(39,471)
Loss from discontinued operations	(1,582)	(38,259)
Net loss	$(52,073)	$(77,730)
Other comprehensive income or loss:
Foreign currency translation	32	39
Comprehensive loss	$(52,041)	$(77,691)

Net loss per share – basic and diluted
Continuing operations	$(2.65)	$(2.17)
Discontinued operations	(0.08)	(2.11)
Total	$(2.73)	$(4.28)

Weighted average shares of common stock outstanding – basic and diluted	19,046	18,182
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income or Loss	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2011	16,305	$—	$249,745	$18	$(134,101)	$115,662
Net loss	—	—	—	—	(77,730)	(77,730)
Foreign currency translation	—	—	—	39	—	39
Shares of common stock issued in connection with:
Stock-based compensation plans	326	—	(362)	—	—	(362)
Business acquisitions	2,105	—	5,789	—	—	5,789
Stock-based compensation	—	—	4,905	—	—	4,905
Balance at December 31, 2012	18,736	—	260,077	57	(211,831)	48,303
Net loss	—	—	—	—	(52,073)	(52,073)
Foreign currency translation	—	—	—	32	—	32
Shares of common stock issued in connection with:
Stock-based compensation plans	303	—	(45)	—		(45)
Warrants issued	—	—	13,066	—		13,066
Stock-based compensation	—	—	2,176	—	—	2,176
Balance at December 31, 2013	19,039	$—	$275,274	$89	$(263,904)	$11,459
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(52,073)	$(77,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,792	4,819
Depreciation and amortization	20,353	29,016
Impairment charges	24,374	50,080
Loss on extinguishment of debt	9,247	—
Interest and fees added to debt principal	8,204	—
Amortization of deferred financing costs and debt discount	2,943	2,180
(Income) expense related to contingent consideration	(114)	10,096
Stock-based compensation	2,176	4,905
Gain on sale of property and equipment	(940)	(1,365)
Loss on sale of Wireline Group	—	978
Deferred income taxes, net	84	(5,602)
Payment of contingent consideration	—	(1,560)
Changes in working capital:
Accounts receivable	26,340	(28,029)
Inventories	79	(2,571)
Prepaid expenses and other assets	(2,587)	(4,268)
Accounts payable and other liabilities	(30,825)	28,001
Net cash provided by operating activities	10,053	8,950

Cash flows from investing activities:
Acquisition of property and equipment	(2,360)	(5,642)
Proceeds from sale of property and equipment	2,056	2,133
Cash paid for acquisition of businesses	—	(16,858)
Proceeds from sale of Wireline Group	—	5,435
Net cash used in investing activities	(304)	(14,932)

Cash flows from financing activities:
Proceeds from revolving credit facilities, net	21,161	11,229
Proceeds from term loan facilities	—	33,750
Repayment of term loan facilities	(1,298)	(1,277)
Repayment of capital lease obligations	(8,174)	(11,585)
Restriction of cash to collateralize letters of credit	(24,716)	—
Release of cash restriction on collateralized letters of credit	7,949	—
Payment of contingent consideration	—	(21,480)
Payment of financing fees	(6,811)	(1,021)
Other financing activities	(79)	(362)
Net cash (used in) provided by financing activities	(11,968)	9,254

Effect of exchange rate on cash and cash equivalents	225	31
Net (decrease) increase in cash and cash equivalents	(1,994)	3,303
Cash and cash equivalents at beginning of period	3,836	533
Cash and cash equivalents at end of period	$1,842	$3,836

Supplemental cash flow information:
Interest paid	$20,331	$13,600
Income taxes paid	382	879

Significant non-cash investing and financing activities:
Value of warrants issued to lenders under term loan facilities	$13,066	$—
Fair value of equity paid for acquisition	—	5,789
Acquisition of property and equipment financed by capital leases	804	4,313
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.    Business
UniTek Global Services, Inc., with its subsidiaries (the “Company”), is a full-service provider of technical services to customers in the wireless telecommunications, public safety, satellite television and broadband cable industries in the United States and Canada. The Company’s principal lines of service, or segments, and their relative importance to operations, based upon contribution to consolidated revenues, are:

•
Comprehensive installation and fulfillment services (“Fulfillment”), whereby the Company deploys technicians to install its customers’ equipment, such as television receiver units, into homes and businesses. This segment makes up approximately two-thirds of the business; and

•
Wireless telecommunication construction, project management and systems integration (“Engineering and Construction”), whereby the Company assembles teams of engineers and technicians to design and build large wireless infrastructure projects for its customers. This segment makes up approximately one-third of the business.

The Company’s customers are primarily satellite television, broadband cable and other telecommunications companies, their contractors, and municipalities and related agencies. The Company’s customers utilize its services to build and maintain their infrastructure and networks and to provide residential and commercial fulfillment services, which is critical to their ability to deliver voice, video and data services to end users.
2.    Basis of Presentation
The consolidated statements of comprehensive income or loss and related footnote disclosures present the continuing operations of the Company, with discontinued operations presented separately where applicable. The consolidated balance sheets, statements of changes in stockholders’ equity, statements of cash flows and related footnote disclosures, including disclosures of changes in balance sheet amounts, present the total operations of the Company, including discontinued operations.
We experienced losses of $52.1 million and $77.7 million in the year ended December 31, 2013 and 2012, respectively.  While a significant portion of these losses were non-cash charges or resulting from unusual events, and we entered a new loan facility in 2013 which increased our borrowing capacity and liquidity but at higher cost, our liquidity is dependent upon continued improved financial performance. If the Company is unable to improve profitability, reduce long-term debt or obtain additional financing, the related lack of liquidity or compliance with long-term debt covenants could have a material adverse effect on the Company’s operations. At December 31, 2013 and March 17, 2014, in addition to cash on hand, the Company had availability under its revolving loan facility of $8.2 million, and it has the ability to borrow up to an incremental $10 million if underlying eligible receivables increase.

The following reclassifications were made to the prior balance sheet to conform to the current presentation: (i) prepaid insurance was separately presented from other current assets; (ii) deferred tax assets, net, were aggregated with other assets, net; (iii) current portion of contingent consideration was aggregated with other current liabilities; and (iv) deferred tax liabilities were aggregated with other liabilities.
All intercompany transactions and balances among subsidiaries have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses, and certain of the amounts contained in the notes to the consolidated financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, impairment testing of goodwill and other long-lived assets, fair value measurements, the allowance for doubtful accounts, accrued insurance, income taxes and contingencies.
In the ordinary course of accounting for the items discussed above, the Company makes changes in estimates as appropriate and as the Company becomes aware of circumstances surrounding those changes. Such changes in estimates are reflected in reported results of operations in the period in which the changes are made, and if material, their effects are disclosed in the notes to the consolidated financial statements.

Net Income or Loss per Share
Basic net loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods adjusted for the dilutive effect, if any, of the exercise or conversion of instruments into common stock, such as non-vested restricted stock units, non-vested restricted shares, warrants or redeemable obligations.
During the years ended December 31, 2013 and 2012, there were no differences in the amount of basic and diluted net income or loss per share. Common shares from the potential redemption of an obligation into 3.7 million common shares (see Note 10), the potential exercise of warrants for 3.9 million common shares (see Note 14) and the potential issuance of 0.4 million common shares related to outstanding stock-based compensation awards (see Note 15) were excluded from the calculations of diluted net income or loss per share because their effects were anti-dilutive.
3.    Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements.
Business Combinations
The Company accounts for business combinations by estimating the fair value of consideration paid for acquired businesses, including contingent consideration, and allocating that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require the Company, among other things, to estimate future cash flows and discount rates. The accounting for business combinations is preliminary and subject to potential adjustment until finalized no later than one year from the date of acquisition.
The Company recognizes the acquisition date fair value of contingent consideration as part of the consideration transferred in a business combination. Contingent consideration is classified as either a liability or equity in accordance with GAAP. If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved, with changes in fair value recorded on the consolidated statements of comprehensive income or loss. If classified as equity, contingent consideration is not remeasured, and subsequent settlement is accounted for within equity.
Cash and Cash Equivalents, including Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash, restricted cash and cash equivalents held with banks may exceed the amount of insurance provided on such deposits. Consequentially, our cash and cash equivalents are subject to credit risk. Cash or cash equivalents that are restricted as to withdrawal or usage are classified separately from cash, with such provisions disclosed in the notes to the consolidated financial statements.
Accounts Receivable, Net of Allowances
Accounts receivable are customer obligations for services rendered under normal trade terms. The Company’s customers are primarily satellite television, broadband cable and other telecommunications companies, their contractors, and municipalities and related agencies in the United States and Canada. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require its customers to provide collateral. Trade accounts receivable and contract billings are recorded at the invoiced amount and do not bear interest. Unbilled contract revenues represent revenues recognized on construction and equipment installation contracts that are not yet billed or billable pursuant to contract terms. Unbilled contract revenues are generally billed within three months subsequent to the provision of the services, although for some customers such periods may extend longer.
The Company maintains an allowance for doubtful accounts for estimated losses resulting from uncollectible accounts. The Company records a specific reserve for known or suspected doubtful accounts receivable. For all other accounts, the Company records a general reserve based on the length of time receivables are past due and historical write-off experience. The Company evaluates the adequacy of the reserve using several factors including the age of receivables, historical collections experience with the customer, changes in the customer’s credit worthiness or financial condition, availability of liens, payment bonds or other sources of payment, and current industry and economic trends. Account balances are charged off against the allowance when they are deemed uncollectible. The provision for doubtful accounts is recorded as a reduction to revenues or in selling, general and administrative expenses depending upon whether the related revenues have been billed to the customer.

Inventories
Inventories consist primarily of materials and supplies purchased from the customer and other suppliers used for installation fulfillment services and wireless construction. The Company’s inventories in the Fulfillment segment include serialized and non-serialized inventories. Serialized inventories consist primarily of receivers and similar devices supplied by the customer for installation purposes. Non-serialized inventories consist of dishes, poles, cables, switches and various other parts. Inventories for the Fulfillment segment are stated at the lower of cost or market using the first in, first out method. The Company’s inventories in the Engineering and Construction segment consist primarily of off-the-shelf inventories used on wireless construction projects. Inventories for the Engineering and Construction segment are stated at lower of cost or market using the average cost method.
Property and Equipment, Net
Property and equipment consists primarily of vehicles, equipment and software and are either owned or held under capital leases. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, except for capital lease assets which are depreciated over the lesser of the lease term or the estimated useful life. Vehicles are depreciated over three to five years, equipment is depreciated over eighteen months to seven years and software is depreciated over three to five years. Maintenance and repairs are expensed as incurred, whereas significant renewals and betterments are capitalized. Certain costs to develop or obtain software for internal use are capitalized and classified within software. Upon retirement or other disposition of property and equipment, cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected as other income or expense, net. Depreciation of property and equipment is classified within depreciation and amortization.
Goodwill and Amortizable Intangible Assets
Goodwill represents the excess of purchase price over the fair value of assets acquired net of liabilities assumed in a business combination. Goodwill is assigned to individual reporting units that have been established at the operating segment level. The Company amortizes intangible assets on a straight-line basis over the estimated lives of those assets.
The Company reviews goodwill for impairment at least annually or more often if an event occurs or circumstances change which indicates that their carrying amount may exceed their fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of its reporting units are less than their carrying amounts. The Company then estimates the fair value of each reporting unit not meeting the qualitative criteria and compares their fair values to their carrying values. The Company determines fair value of the reporting unit using a combination of a market-based approach and an income approach relying on a discounted cash flow analysis. Determining fair value required the exercise of significant judgment, including judgments about the amount and timing of future cash flows, appropriate discount rates and relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow analyses were based on business forecasts for the subsequent year, and for years beyond that, the growth rates used incorporated estimated future growth and profitability rates in the Company’s industry, considering company-specific factors such as its liquidity position. The discount rates used in the discounted cash flow analyses were intended to reflect the risks inherent in the future cash flows of the reporting unit and were based on a market participant’s estimated cost of capital. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.
If the carrying value of a reporting unit exceeds its fair value, the Company determines the implied fair value of goodwill assigned to that reporting unit by deducting the estimated fair value of its net assets, other than goodwill, from its overall fair value. If the fair value of goodwill is less than its carrying amount, the Company recognizes an impairment charge for the difference.
Long-Lived Assets
The Company reviews long-lived assets, consisting primarily of property and equipment and amortizable intangible assets, for recoverability whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In analyzing recoverability, the Company uses projections of future undiscounted cash flows from the assets. These projections are based on estimated growth rates for the related business, anticipated future economic conditions and estimated residual values. If the future undiscounted cash flows of such assets are less than their carrying value, the Company recognizes an impairment charge for the amount by which their carrying value exceeds their fair value.
Accrued Insurance
The Company maintains high-deductible insurance policies for workers’ compensation, general liability, automobile, medical and dental claims. Because most claims against the Company do not exceed its deductibles, the Company is effectively self-insured for substantially all claims. Accrued insurance represents the Company’s estimate of the loss that will ultimately be incurred on reported claims and claims that have been incurred but not yet reported. The Company’s insurance accruals incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. The Company updates its estimates and the appropriateness of its reserves quarterly based upon known facts, historical trends and its judgments regarding future claims.
Long-Term Debt, including Financing Costs
Costs associated with obtaining long-term debt are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Deferred costs paid to lenders are classified as a discount to long-term debt, and deferred costs paid to others are classified within other assets, net, on the consolidated balance sheets.
Lease Obligations
The Company rents vehicles and also equipment, office space and certain other assets under non-cancelable leases. Depending upon contractual terms and the characteristics of the leased assets, leases are classified as either capital or operating. Capital lease assets and related obligations are classified on the consolidated balance sheets as property and equipment, net, and capital lease obligations, respectively. Acquisitions of capital lease assets are disclosed as significant non-cash investing and financing activities on the consolidated statements of cash flows. Capital lease payments are separated into principal and interest and classified as financing and operating activities, respectively, on the consolidated statements of cash flows. Operating leases are not included on the consolidated balance sheets, are expensed as incurred and payments thereon are classified as operating activities on the consolidated statements of cash flows.
Fair Value Measurements
Fair value is a market-based measurement, not an entity-specific measurement, and represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimates the fair value of assets and liabilities using a combination of available market information and commonly accepted valuation methodologies that are classified into three categories:

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

The Company exercises considerable judgment when estimating fair value, particularly when judging what assumptions market participants would likely make when assessing fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values.
Commitments and Contingencies
Litigation and other contingencies are reflected in the consolidated financial statements based on management’s assessments of the expected outcome of legal proceedings or the expected resolution of other contingencies. Liabilities for estimated losses are accrued if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates.
The Company generally warrants the work it performs for one to two years following substantial completion of a project. Warranty reserves are included within other liabilities on the consolidated balance sheets. Historically, the Company has not accrued material warranty reserves or experienced material warranty claims.

Revenue Recognition
The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenues are recognized net of any estimated allowances.
Fulfillment
The Company recognizes revenues from installation and fulfillment services as the services are rendered. Fulfillment services are performed pursuant to work orders under master service or similar types of service agreements that specify units of service to be performed for a contractually stated fixed price per unit. Revenues from fulfillment services are reported net of equipment costs payable to the customer because the Company acts as an agent with respect to the equipment. Generally, the recognition of revenues in the Fulfillment segment does not require significant estimates or assumptions.
Engineering and Construction
The Company recognizes revenues from wireless telecommunication construction, project management and systems integration contracts under the percentage of completion method based on the percentage of costs incurred to date compared to estimated total costs at completion. Such services are performed pursuant to work orders under agreements or master agreements that specify units of service to be performed for a contractually stated price per unit that the Company is entitled to receive upon satisfactory completion of each unit. Contracts generally become billable upon satisfaction of contractually specified performance milestones per individual contract terms or, in most cases, for work completed to date in the event of project termination. The Company combines contracts when they are, in effect, parts of a single project with an overall profit margin. Costs used to determine percentage of completion include direct costs such as materials, labor and subcontractor costs and indirect costs specifically allocable or identifiable to each contract, such as indirect labor, supplies, tools and repairs. Contract losses are recognized currently if it becomes known that a contract will be performed at an overall loss.
Unbilled contract revenues represent revenues recognized pursuant to such contracts that are not yet billed or billable pursuant to contract terms. Billings in excess of costs and estimated earnings represent the value of services to customers that have been billed as of the balance sheet date but for which the requisite services have not yet been rendered.
Certain contracts include multiple deliverables, specifically systems integration contracts with a separate maintenance component for a specific period of time following implementation. The maintenance component of these contracts is typically for a period of one to ten years. The Company accounts for the maintenance component of these contracts as a separate unit of accounting with the revenue being recognized on a pro rata basis over the term of the maintenance period. The revenue for the remaining portion of the contract is recognized on the percentage of completion method. The value assigned to each unit of accounting is determined primarily based upon its separate selling price. The liability associated with these maintenance contracts is reflected within other current liabilities and other liabilities.
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
At any time the Company has numerous contracts in progress which can be at various stages of completion. The percentage of completion method requires estimates of progress towards completion to determine the extent of revenue and earnings recognition. The Company reviews and revises its determination of total contract revenues and its estimates of total cost quarterly as work progresses. Any adjustments to earnings arising from such revisions are made cumulatively through the date of revision and are included in results of operations in the period of revision. The most significant estimates that the Company must make in order to recognize revenues are determining (i) the total estimated cost of each project at completion, including whether and when any contracts will be performed at an overall loss, and therefore recognizing that loss immediately; (ii) the relative values of each unit of accounting under multiple-element arrangements; (iii) the likelihood that costs related to claims and change orders will be recoverable; and (iv) for certain contracts, the estimation of total contract revenue. Such estimates, by their nature, involve judgment regarding future uncertainties and could result in significant changes in estimate in the future. To further illustrate the sensitivity of these estimates, the Company in prior years had to restate revenues in prior financial statements as a result of errors made in applying certain of these principles.
Stock-Based Compensation
Stock-based compensation is measured based on the grant-date fair value of awards ultimately expected to vest. The grant-date fair value of restricted stock units and non-vested restricted shares is measured based on their intrinsic values, calculated from the quoted closing market prices for the Company’s common stock on the date of grant. The number of awards ultimately expected to vest is estimated beginning on the date of grant by use of an estimated forfeiture rate. The estimated forfeiture rate is based on historical forfeiture data and expected employee turnover rates, which management reevaluates each period. Stock-based compensation expense is recognized on a straight-line basis, or as the awards vest if sooner, from the date of grant through the end of the requisite service period. Stock-based compensation has not had, and is not expected to have, any impact to cash flows because the Company does not expect to realize the benefits of the related deferred tax assets. The Company’s policy is to issue new shares of common stock upon the vesting of its stock-based awards.
Income Taxes
Income tax expense or benefit consists of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense or benefit.
The Company establishes tax valuation allowances to reduce deferred tax assets, such as tax loss carry forwards, to net realizable value. The Company considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of deferred tax assets and the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income tax expense or benefit in the period such determination is made. The establishment of the valuation allowance does not preclude the Company from utilizing its deferred tax assets in the future; however, the Company has experienced ownership changes as defined under Section 382 of the Internal Revenue Code, and therefore the use of the tax loss carry forwards is subject to limitation.
The Company provides an intra-period tax allocation of income tax expense or benefit to continuing operations and discontinued operations.
The Company recognizes uncertain tax positions in its financial statements when minimum recognition criteria are met in accordance with current accounting guidance. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense or benefit.
Discontinued Operations
The Company reports the results of operations of a business as discontinued operations if the business has been disposed of or is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from ongoing operations as a result of a disposal transaction and there will not be any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations, including any gain or loss recognized as a result of a disposal transaction, are reclassified from continuing operations to income or loss from discontinued operations in the consolidated statements of comprehensive income or loss and related footnote disclosures for all periods presented.
Foreign Currency Translation
The balance sheets of foreign subsidiaries are translated into United States dollars at current period-end rates, and the statements of comprehensive income or loss are translated at average monthly rates during each monthly period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged to accumulated other comprehensive income. Any foreign currency gains or losses related to transactions are charged to other income or expense, net.
New Accounting Pronouncements
There were no recently issued accounting pronouncements that significantly affected the consolidated financial statements or any yet-to-be-adopted accounting standards that, when adopted, are expected to materially affect the consolidated financial statements.

4.    Business Combinations
The following table presents the calculation and allocation of purchase price for business combinations completed during the two year period ended December 31, 2013:

(in thousands)	Skylink	Cable Acquisitions
Calculation of purchase price:
Cash	$14,000	$2,858
Fair value of equity consideration	4,018	—
Fair value of contingent consideration	5,332	484
Purchase price	$23,350	$3,342

Allocation of purchase price:
Accounts receivable	$1,789	$—
Inventories	1,548	—
Property and equipment	1,115	599
Amortizable intangible assets	17,490	690
Goodwill	3,752	2,257
Accounts payable and other current liabilities	(2,344)	—
Capital lease obligations	—	(204)
Purchase price	$23,350	$3,342
The following table presents additional information about acquired amortizable intangible assets:

	Skylink	Cable Acquisitions
Acquired amortizable intangible assets (in thousands):
Customer relationships	$17,000	$560
Other	490	130
Total	$17,490	$690

Weighted average amortization period (in years):
Customer relationships	7.0	2.0
Other	3.0	1.0
Total	6.9	1.8
Skylink
On September 14, 2012, the Company entered into an asset purchase agreement to purchase substantially all of the assets of Skylink LTD (“Skylink”) relating to its business of conducting video, Internet and multi-dwelling unit fulfillment and installation for DIRECTV in various markets in Indiana, Ohio and West Virginia.
In accordance with the asset purchase agreement, the Company agreed to pay the former owners of Skylink an aggregate purchase price of up to $23.5 million, subject to certain conditions and adjustments as set forth in the agreement, consisting of (i) a cash payment at closing of $14.0 million; (ii) deferred consideration with a fair value of $4.0 million, consisting primarily of the minimum portion of an earn-out payment (as described further below); and (iii) contingent consideration of up to $5.5 million.
The contingent consideration was in the form of earn-out payments. The initial earn-out payment of $3.5 million, which was paid in December 2012, was based upon the achievement of certain metrics related to the timely transition of operations to the Company. The second earn-out payment of $6.0 million, consisting of a $4.0 million deferred payment and contingent consideration of up to an additional $2.0 million, was based upon the achievement of revenue targets as defined in the asset purchase agreement and was payable no later than May 31, 2013, subject to certain conditions. These conditions have not yet been satisfied, and thus the second earn-out has not yet been paid and has been included within the current portion of long-term debt. Additional details are provided in the section entitled “Redeemable Obligation” within Note 10.

The customer relationships acquired consisted primarily of contractual rights to perform fulfillment services for DIRECTV. The Company expects that these contracts will be renewed at the end of their four-year remaining term.
The results of Skylink have been included in the Fulfillment segment since the date of acquisition. During the year ended December 31, 2012, the acquisition of Skylink contributed revenues of approximately $8.5 million and operating income of approximately $2.2 million. Acquisition related costs for the year ended December 31, 2012 were $0.2 million, which were recorded as a component of selling, general and administrative expenses. The recognized goodwill which is expected to be tax deductible, representing the value of the existing workforce as well as expected synergies from the combination of operations, and is included within the assets of the Fulfillment segment.
The following table presents unaudited pro forma revenues and income or loss from continuing operations as if the acquisition of Skylink occurred on January 1, 2012:

(in thousands)	Year Ended December 31, 2012

Revenues	$456,898
Loss from continuing operations	(37,862)
Cable Acquisitions
The Company acquired certain broadband cable fulfillment businesses (the “Cable Acquisitions”) during the year ended December 31, 2012:

•
On March 2, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Cableview Communications Inc. (“Cableview”), a provider of broadband cable installation services in the eastern United States, for a purchase price of $2.9 million; and

•
On January 3, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Streamline Communications, Inc., a provider of broadband cable installation services in the greater Dallas, Texas market, for a purchase price of $0.5 million.

The Cable Acquisitions have expanded the Company’s broadband cable installation presence in certain geographies within the United States and enhanced the Company’s customer diversification.
The Company issued contingent consideration to acquire Cableview in the form of earn-out payments. The earn-out payments were based on the achievement of certain revenue levels for the six- and twelve-month periods subsequent to the acquisition date up to maximum amounts of $0.4 million and $1.4 million, respectively. The Company estimated that the fair value of the earn-out payments was $0.5 million on the acquisition date. The revenue targets were not met, so no earn-out payments were made, and the Company recognized income related to contingent consideration of $0.5 million during the year ended December 31, 2012.
The results of the Cable Acquisitions have been included in the Fulfillment segment since their respective acquisition dates. The contribution of the Cable Acquisitions to consolidated revenues and operating income or loss was not material to the Company’s results of operations, on either an actual or a pro forma basis. The recognized tax deductible goodwill, represents the value of the existing workforce as well as expected synergies from the combination of operations, and is included within the assets of the Fulfillment segment.

5.    Accounts Receivable, Net of Allowances
The following table presents the components of accounts receivable, net of allowances:

(in thousands)	December 31, 2013	December 31, 2012

Trade accounts receivable	$16,308	$22,954
Contract billings	30,928	37,246
Unbilled contract revenues	26,915	42,287
Other unbilled revenues	1,376	3,686
Retainage	2,698	2,657
Accounts receivable, gross	78,225	108,830
Allowance for doubtful accounts	(4,867)	(6,340)
Accounts receivable, net of allowances	$73,358	$102,490
All trade accounts receivable and other unbilled revenues are expected to be collected within the next year. We expect that a substantial majority of contract billings and unbilled contract revenues will be collected within the next year; our allowance for doubtful accounts is sufficient to cover the remainder. Retainage has been billed but is not due until completion of performance and acceptance by customers according to the terms of contracts, which could occur beyond one year.
The following table presents the components of unbilled contract revenues, as presented above, net of billings in excess of costs and estimated earnings, a component of other current liabilities:

(in thousands)	December 31, 2013	December 31, 2012

Costs of in-process contracts	$80,407	$85,842
Estimated earnings, net of estimated losses	22,158	30,822
Less: progress billings	(81,799)	(79,023)
	$20,766	$37,641

Unbilled contract revenues	$26,915	$42,287
Billings in excess of costs and estimated earnings	(6,149)	(4,646)
	$20,766	$37,641
6.    Concentration Risks
A substantial majority of the Company’s revenues and accounts receivable, net of allowances, are concentrated with a few large customers. The largest three customers accounted, respectively, for 44%, 18% and 12% of revenues for the year ended December 31, 2013 and for 39%, 13% and 11% of accounts receivable, net of allowances, at December 31, 2013. The largest and third-largest customers by revenues were included in the Fulfillment segment, and the second-largest customer by revenues was included in the Engineering and Construction segment.
7.    Restricted Cash
At December 31, 2013, the Company had $16.8 million of restricted cash, representing cash on account with its former lender as collateral for $16.2 million of standby letters of credit and fees issued thereon under the prior revolving credit facility. The cash balance becomes available to the Company upon cancellation or transfer of the standby letters of credit to the current revolving credit facility by the holders.
In connection with the July 2013 refinancing (see Note 10), the Company was required to deposit a total of $24.7 million of cash with its former lenders consisting of (i) collateral for $24.0 million of standby letters of credit then outstanding under the revolving loan agreement; and (ii) $0.7 million against which fees may be applied. In December 2013, $7.9 million of that cash became unrestricted upon the transfer of $7.8 million in standby letters of credit by the holders to the current revolving credit facility resulting in a restricted cash balance of $16.8 million at December 31, 2013 as collateral for $16.2 million of standby letters of credit. The restricted cash balance becomes available to the Company upon cancellation or transfer of the standby letters of credit to the current revolving credit facility by the holders.

In March 2014, an additional $3.7 million in standby letters of credit were transferred to the revolving credit facility and additional cash became unrestricted.

8.    Property and Equipment, Net
The following table presents the components of property and equipment, net:

(in thousands)	December 31, 2013	December 31, 2012

Vehicles	$32,456	$36,343
Equipment	23,025	23,051
Software	4,942	4,401
Other	3,678	4,551
Property and equipment, gross	64,101	68,346
Accumulated depreciation	(49,189)	(41,953)
Property and equipment, net	$14,912	$26,393
Depreciation expense, including depreciation of capital lease assets, was $13.3 million and $15.9 million for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012 the gross amount of capital lease assets, consisting entirely of vehicles, was $30.3 million and $33.2 million, respectively, and the related accumulated depreciation was $22.3 million and $18.1 million, respectively.
9.    Goodwill and Amortizable Intangible Assets
The following table presents changes in goodwill by segment:

(in thousands)	Fulfillment	Engineering and Construction	Total

Balance at December 31, 2011	$105,308	$58,489	$163,797
Acquisitions	6,009	—	6,009
Impairment charges	—	(47,905)	(47,905)
Foreign currency translation	19	—	19
Balance at December 31, 2012	111,336	10,584	121,920
Impairment charges	(12,700)	(10,584)	(23,284)
Foreign currency translation	(57)	—	(57)
Balance at December 31, 2013	$98,579	$—	$98,579
The following table presents the components of goodwill by segment:

	December 31, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Impairment Losses	Net Amount	Gross Amount	Accumulated Impairment Losses	Net Amount

Fulfillment	$111,279	$(12,700)	$98,579	$111,336	$—	$111,336
Engineering and Construction	25,484	(25,484)	—	25,484	(14,900)	10,584
Total	$136,763	$(38,184)	$98,579	$136,820	$(14,900)	$121,920
Additional information about acquisitions and impairment charges may be found in Notes 4 and 11, respectively. Fulfillment segment goodwill includes $0.9 million denominated in Canadian dollars, resulting in foreign currency translation changes from period to period.

The following table presents the components of amortizable intangible assets:

	December 31, 2013			December 31, 2012
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer relationships	$96,449	$64,186	$32,263	$116,222	$78,132	$38,090
Other	4,518	2,818	1,700	7,359	3,436	3,923
Total	$100,967	$67,004	$33,963	$123,581	$81,568	$42,013
During the year ended December 31, 2013, the Company wrote off the gross amount and accumulated amortization of intangible assets related to the sale of the wireline telecommunications business unit (see Note 17) and fully impaired acquired technology assets of the Engineering and Construction segment with a carrying value of $1.1 million (see Note 11).
Amortization expense for the years ended December 31, 2013 and 2012 was $7.0 million and $10.6 million, respectively. The following table presents estimated amortization expense for each of the following five years and thereafter:

(in thousands)	Estimated Amortization Expense
Year ending December 31,
2014	$5,960
2015	5,802
2016	4,961
2017	4,588
2018	4,554
Thereafter	8,098
Total	$33,963
10.    Long-Term Debt
The following table presents the components of long-term debt:

(in thousands)	December 31, 2013	December 31, 2012

Revolving credit facility, net of discount of $3,013 at December 31, 2013	$45,040	$26,892
Term loan facility, net of discounts of $11,951 and $3,401	130,354	129,572
Redeemable obligation	6,152	—
Long-term debt	181,546	156,464
Current portion of long-term debt	7,502	3,450
Long-term debt, net of current portion	$174,044	$153,014
The following table presents future maturities of long-term debt, excluding debt discounts, at December 31, 2013:

(in thousands)	Future Maturities
Year ending December 31,
2014	$7,502
2015	1,350
2016	49,403
2017	1,350
2018	136,905
Thereafter	—
Total	$196,510

Revolving Credit Facility
The Company has entered into a Revolving Credit and Security Agreement and an Amended and Restated Fee Letter, both dated July 10, 2013 and amended on July 25, 2013, with Apollo Investment Corporation (the “New Revolving Loan”). Prior to the refinancing of the Company’s debt in July 2013, the Company had entered into a Revolving Credit and Security Agreement by and among the Company and PNC Bank (the “Prior Revolving Loan”). Additional information about the refinancing is included in the section of this footnote entitled “July 2013 Refinancing.”
The New Revolving Loan is a $75.0 million facility with up to $35.0 million available for issuance of standby letters of credit. The New Revolving Loan may be used for general business purposes, and amounts may be drawn or repaid in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing. Interest is payable in cash at a rate equal to either (i) LIBOR (with a floor of 1.00%) plus a margin of 9.25%; or (ii) an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.25%. The interest rate on outstanding borrowings under the New Revolving Loan was 10.25% at December 31, 2013. The New Revolving Loan is subject to a commitment fee of 2.00% on the unused portion of the facility. Standby letters of credit may be issued up to the maximum amount at an annual interest rate equal to 9.00%. At December 31, 2013 outstanding standby letters of credit issued under this facility were $7.8 million. In March 2014 (i) $2.4 million of standby letters of credit issued under the New Revolving Loan facility were cancelled by the holder and, (ii) $3.7 million in standby letters of credit were transferred to the New Revolving Loan facility and additional cash became unrestricted as described further in Note 7. The New Revolving Loan matures on April 15, 2016.
There was $8.2 million of availability under the New Revolving Loan at December 31, 2013. Availability was calculated based upon (i) total potential availability under the New Revolving Loan of $64.1 million, which was determined as the lesser of (a) the $75.0 million face amount of the facility and (b) a borrowing base of $64.1 million, calculated based upon eligible receivables of $44.1 million plus an additional amount of $20.0 million (the “Additional Amount”); less (ii) outstanding standby letters of credit under the New Revolving Loan of $7.8 million; less (iii) outstanding borrowings under the New Revolving Loan of $48.1 million. The Additional Amount varies from $0.0 million to $20.0 million based upon the total of eligible and ineligible receivables; the minimum amount is used at $60.0 million or less of total receivables, the maximum amount is used at $80.0 million of greater of total receivables, and a proportional amount is used if total receivables are between $60.0 million and $80.0 million.
In connection with the refinancing, proceeds from the New Revolving Loan were used to repay the Prior Revolving Loan. Refinancing costs paid of $1.2 million and $3.6 million were deferred as a component of other assets, net and as a discount to the New Revolving Loan, respectively. The discount and the deferred financing costs are being amortized to interest expense over the life of the New Revolving Loan.
Term Loan Facility
The term loan facility is a credit agreement with several banks and other financial institutions (the “Term Loan”). In connection with the refinancing of the Company’s debt in July 2013, the Company amended the Term Loan effective July 25, 2013 by entering into a Second Amendment and Limited Waiver to Credit Agreement (together with the Term Loan, the “Amended Term Loan”). Additional information about the refinancing is included in the section of this footnote entitled “July 2013 Refinancing.”
The face amount of the Amended Term Loan is $135.0 million. The Amended Term Loan requires quarterly repayments totaling 1.00% per annum of the face amount until maturity. Interest is payable (i) in cash, at a rate equal to either (a) LIBOR (with a floor of 1.50%) plus a margin of 9.50% or (b) an alternate base rate (equal to the greatest of three other variable rates, as defined) plus a margin of 8.50%; and (ii) in an amount added to the principal amount of the Amended Term Loan at an annual rate equal to 4.00% of the outstanding balance. The interest rate on the Amended Term Loan was 15.00% at December 31, 2013. The Amended Term Loan matures on April 15, 2018.
In connection with the amendment of the Term Loan, the Company issued $13.1 million of warrants to the lenders, which were deferred as a discount to the Amended Term Loan. The warrants are exercisable at $0.01 per share for 3.8 million shares of the Company’s common stock (see Note 14). Additionally, refinancing costs of $1.7 million were deferred as a component of other assets, net. The discount and the deferred financing costs are being amortized to interest expense over the remaining life of the Amended Term Loan.
Redeemable Obligation
In September 2012, the Company purchased substantially all of the assets of Skylink. In accordance with the purchase agreement, a redeemable obligation of $6.2 million was accrued as of May 31, 2013 because the Company had not yet paid the second earn-out. The Company has not made this payment because certain contractual conditions have not yet been met, including compliance with debt covenants (which occurred on July 25, 2013) and minimum levels of liquidity after giving effect to such payments (which has not yet been satisfied).

The obligation accrues interest at an amount equal to 10.00% per annum commencing on May 31, 2013. The obligation also contains an equity redemption feature permitting the sellers to convert unpaid amounts into a maximum of 3,715,915 shares of the Company’s common stock, which amount is equal to 19.9% of the number of shares outstanding as of September 14, 2012, the date of the purchase agreement for the acquisition of Skylink. The conversion price would be calculated based on the 20 days trailing volume-weighted average of the closing prices of the common stock as of the date of the conversion. Any unpaid amounts not so converted would remain payable in cash up to a maximum of the $6.2 million amount of the obligation.
At December 31, 2013, this instrument was redeemable for the 3.7 million maximum number of shares of common stock plus an additional $0.2 million of cash based on a conversion price of $1.61 per share. An increase to the conversion price of $0.10 per share would have decreased both the number of shares issuable by 0.1 million and the amount payable in cash by $0.2 million, while a decrease in the conversion price of $0.10 per share would have resulted in no additional shares issued and an increase to the amount payable in cash by $0.4 million.
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
The New Revolving Loan and the Amended Term Loan require the Company to comply with customary affirmative and negative covenants, and the Amended Term Loan further requires the Company to maintain the following financial condition covenants:

•	a Consolidated Leverage Ratio, no greater than specified amounts, representing the Company’s long-term debt divided by adjusted earnings, as defined; and

•	a Fixed Charge Coverage Ratio, no less than specified amounts, representing the Company’s adjusted earnings, as defined, divided by fixed charges.
The following table presents the specified amounts of the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio:

	Consolidated Leverage Ratio		Fixed Charge Coverage Ratio
Twelve months ending:
December 31, 2013	4.90	:1.00	1.32	:1.00
March 31, 2014	4.87	:1.00	1.25	:1.00
June 30, 2014	4.26	:1.00	1.31	:1.00
September 30, 2014	4.11	:1.00	1.32	:1.00
December 31, 2014	3.94	:1.00	1.38	:1.00
December 31, 2015	3.11	:1.00	1.76	:1.00
December 31, 2016	2.38	:1.00	2.22	:1.00
December 31, 2017 and thereafter	1.65	:1.00	2.82	:1.00
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
At December 31, 2013, the Company was in compliance with the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio and all other covenants. Because these ratios become more restrictive over time, the Company will need to either increase its Adjusted EBITDA, decrease its long-term debt (including a reduction of cash collateralized standby letters of credit) or decrease its fixed charges such as cash paid for debt service, capital expenditures and income taxes, to remain in compliance.

July 2013 Refinancing
In July 2013, the Company refinanced its long-term debt by (i) entering into the New Revolving Loan, proceeds from which were used to repay the Prior Revolving Loan; and (ii) amending the Term Loan.
The following table presents the uses of proceeds from the refinancing:

(in thousands)	Revolving Credit Facility July 10, 2013	Term Loan Facility July 25, 2013

Repayment of / balance of prior long-term debt	$24,822	$137,720
Collateralization of standby letters of credit	24,716	—
Payment of accrued interest and fees	261	—
Second amendment waiver and amendment fee (2.00%)	—	2,765
Additional borrowings for general business purposes	15,201	—
Proceeds from / balance of current long-term debt	$65,000	$140,485
In connection with the repayment of the Prior Revolving Loan, the Company was required to deposit $24.7 million of cash with its former lenders as collateral for outstanding standby letters of credit under the Prior Revolving Loan, as discussed further in Note 7.
In connection with the amendment of the Term Loan, the lenders also received a waiver and amendment fee equal to 2.00% of the outstanding loan balance, or $2.8 million, which was added to the principal amount of the Amended Term Loan. In connection with entering into the Amended Term Loan, the Company issued warrants to the lenders as described further in Note 14.
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
The following table presents the components of refinancing costs recognized currently in the Company’s results of operations. Such costs are presented as loss on extinguishment of debt in the consolidated statements of comprehensive income or loss:

(in thousands)	Revolving Credit Facility	Term Loan Facility	Total
Write-off of unamortized costs of prior debt:
Deferred financing costs	$465	$2,693	$3,158
Discount on long-term debt	—	3,025	3,025
Refinancing costs paid or payable to lenders	65	2,999	3,064
Loss on extinguishment of debt	$530	$8,717	$9,247

The following table presents the components of refinancing costs that have been deferred to future periods:

(in thousands)	Balance sheet location	Revolving Credit Facility	Term Loan Facility	Total

Deferred financing costs, gross	Other assets, net	$1,195	$1,766	$2,961
Discount on long-term debt, gross	Long-term debt, net of current portion	3,551	13,100	16,651
Refinancing costs deferred to future periods		$4,746	$14,866	$19,612
11.    Fair Value Measurements
Assets and Liabilities for which Fair Value is only Disclosed
The carrying values of cash, accounts receivable, accounts payable and financial instruments included in other current assets and other current liabilities are presented in the consolidated balance sheets at historical cost, which approximates fair value due to the relatively short-term maturities of these assets and liabilities (Level 2 measurements). Restricted cash is carried at historical cost, which approximates fair value (Level 2 measurement.) The carrying values of capital lease obligations and long-term debt approximate fair value because they bear interest at rates available to the Company for obligations with similar terms and remaining maturities (Level 2 measurements).
Fair Value Measurements with Significant Unobservable Inputs
The following table presents changes in contingent consideration liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration

Balance at December 31, 2011	$14,852
Acquisitions	5,816
Settlements – cash	(23,040)
Settlements – equity	(5,789)
Changes in fair value	10,096
Balance at December 31, 2012	$1,935
At December 31, 2012, the remaining balance of contingent consideration was related to an earn-out for the acquisition of Skylink. This amount was fully settled during 2013 and included in long-term debt at December 31, 2013 as discussed further below.
Pinnacle
The agreement to purchase the assets of Pinnacle Wireless, Inc. (“Pinnacle”) provided for the payment of contingent consideration in the form of earn-out payments, not to exceed $30.0 million, based on the achievement of contractual EBITDA performance targets for the six months ended September 30, 2011, the twelve months ended March 31, 2012 and / or the twelve months ended March 31, 2013. The asset purchase agreement provided that if the September 30, 2011 or March 31, 2012 performance targets were not met, the entire earn-out, or some portion thereof, still could be earned based on Pinnacle’s actual EBITDA attained for the twelve months ending March 31, 2013. The Company used a Monte Carlo simulation model applied to its estimate of Pinnacle’s expected EBITDA performance at each of the measurement dates to estimate the fair value of the potential earn-out. The significant assumptions used in this valuation methodology depended upon considerable judgment and included forecasted EBITDA, an estimate of the volatility of Pinnacle’s earnings based upon a selected peer group, and an interest rate tied to the Company’s credit risk profile with terms approximating the earn-out periods. Utilizing the estimated peer group volatility and an estimated range of EBITDA outcomes between 80% and 120% of the estimated EBITDA, the estimated range of outcomes on an undiscounted basis was expected to be between $17.4 million and $30.0 million as of the purchase date on April 3, 2011.
At December 31, 2011, the estimated fair value of the earn-out of $14.9 million was based on (i) Pinnacle’s actual 2011 EBITDA, (ii) Pinnacle’s revised EBITDA forecasts for the twelve month periods ending March 31, 2012 and 2013, and (iii) payments of $2.4 million made against the liability during the year ended December 31, 2011. Based on Pinnacle’s pre-restatement EBITDA data, the Company transferred an additional $19.5 million and $5.8 million in cash and shares of common stock, respectively, during the year ended December 31, 2012. These payments exceeded the fair value of the liability at December 31, 2011, resulting in expense related to contingent consideration of $10.5 million for the year ended December 31, 2012.
Based upon the restated financial information for Pinnacle and other currently available information, the Company has concluded that no earn-out was payable under the agreement to purchase Pinnacle. The Company intends to seek repayment of the contingent consideration paid, and any amount recovered will be reflected in the consolidated statements of comprehensive income or loss at such time as the amount is determined and the gain has been realized.
Skylink
The fair value of contingent consideration payable to the former owners of Skylink was calculated using the average of probability-weighted contingent consideration payments resulting from expected revenues at each of the measurement dates. The significant assumptions used in these calculations included forecasted revenues and the estimated likelihood for each performance scenario. The acquisition-date fair value of the Skylink contingent consideration of $5.3 million, of which $3.5 million was paid during the year ended December 31, 2012, reflected the Company’s belief that the revenue target was highly likely to be fully met. The earn-out was settled at the end of its measurement period on March 31, 2013, with negligible changes to fair value, and subsequently reclassified to current portion of long-term debt on May 31, 2013, as discussed further at Note 10 in the section entitled “Redeemable Obligation.”
Nonrecurring Fair Value Measurements
The following table presents information about assets that were measured at fair value on a nonrecurring basis during the two year period ended December 31, 2013:

(in thousands)	Measurement Date	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
Wireless reporting unit:
Goodwill	December 31, 2013	$—	$—	$—	$—	$10,585
Amortizable intangible assets	September 28, 2013	—	—	—	—	1,090
Goodwill	September 30, 2012	10,630	—	—	10,630	14,900
Broadband Cable reporting unit:
Goodwill	December 31, 2013	13,279	—	—	13,279	14,900
Wireline Group:
Property and equipment	September 29, 2012	3,094	—	—	3,094	2,175
Goodwill	September 29, 2012	—	—	—	—	33,005
Annual Goodwill Impairment Testing
September 30, 2012
When the Company performed its annual goodwill impairment test in the fourth quarter of 2012, it determined the carrying value of the wireless reporting unit (which in 2013 constituted the Engineering and Construction segment) (“Wireless reporting unit”) exceeded its fair value. The Company determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach (Level 3 measurements). The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2013 and, for years beyond 2013 the growth rates used are an estimate of the future growth in the industry in which the Company participates, considering its liquidity position and the refinancing of its debt which occurred in July 2013 (See Note 10). The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.
For the second step of the impairment test, the Company allocated the fair value of the Wireless reporting unit to all of its assets and liabilities based on their relative fair values at the date of the impairment test. The Company then compared the implied fair value of the reporting unit’s goodwill of $10.6 million to its carrying amount of $25.5 million. Since the carrying amount of the goodwill exceeded its implied fair value, the Company recognized an impairment charge of $14.9 million for the year ended December 31, 2012.

The Company also performed long-lived asset impairment test, which confirmed the future undiscounted cash flows of property and equipment and amortizable intangible assets of the Wireless reporting unit to exceed their carrying values.
September 29, 2013
The Company performed its annual goodwill impairment test as of September 29, 2013 and determined the fair value of each of the three reporting units exceeded their respective carrying value. The Company determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach (Level 3 measurements). The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2013 and, for years beyond 2013 the growth rates used are an estimate of the future growth in the industry in which the Company participates, considering its liquidity position and the refinancing of its debt which occurred in July 2013 (See Note 10). The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. The estimated fair value of the reporting units at September 29, 2013 was supported by then current internal business forecasts.
Interim Goodwill and Long-lived Asset Impairment Testing
September 29, 2012
The Company determined that the net assets of the wireline telecommunications business unit (formerly part of the Engineering and Construction segment) met the definition of a disposal group held for sale at September 29, 2012 (the “Wireline Group”). The Company estimated the future cash flows of the property and equipment of the Wireline Group and determined that their carrying value exceeded both the sum of their undiscounted cash flows and their fair values, resulting in an impairment charge of $2.2 million. The estimated future cash flows used in the undiscounted cash flow test and the fair value measurement were based on anticipated growth rates for the Wireline Group, future economic conditions and residual values (Level 3 measurements).
The Company estimated the fair value of the Wireline Group and determined that the implied fair value of the goodwill was zero, resulting in an impairment charge of $33.0 million included in loss from discontinued operations in the year ended December 31,2012. The fair value of the goodwill was implied by calculating the fair value of the Wireline Group and subtracting from that the fair values of the assets attributable to the reporting unit other than goodwill. The fair value of the reporting unit was determined by considering both a market approach, including private bid information obtained by the Company (Level 2 measurements) and the future discounted cash flows attributable to each, which was determined using the Company’s internal operating forecasts, weighted-average cost of capital, and certain other assumptions (Level 3 measurements). The fair values of the other assets and liabilities attributable to the Wireline Group, other than property and equipment, were calculated using historical cost, which was materially representative of their fair values due to the relatively short-term nature of the assets and liabilities (Level 2 measurements) and was used only for purposes of calculating the implied fair value of goodwill.
Subsequent to the goodwill impairment, the Company measured the fair values of the assets held for sale and the liabilities held for sale of the Wireline Group, less estimated selling costs, and determined that their carrying values did not exceed this amount.
September 28, 2013
During the three months ended September 28, 2013, the Company determined that certain amortizable intangible assets of the Wireless reporting unit with a carrying value of $1.1 million were fully impaired based on information received from prospective buyers while considering the possible disposition of these assets (Level 2 measurements).
December 31, 2013
During late 2013, the Company determined that certain revenue growth assumptions and related profitability assumptions used previously in determining the Wireless and Broadband Cable reporting unit fair values would not be achieved. As a result, management determined that indicators of impairment existed at December 31, 2013 and performed interim impairment testing of goodwill and long-lived assets, based on revised forecasts, for its Wireless reporting unit and Broadband Cable reporting unit.
The Company determined the carrying values of the Wireless and Cable reporting units exceeded their respective fair values. The Company determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach (Level 3 measurements). The cash flows employed in the discounted cash flow analyses are based on the Company’s internal business model for 2014 and, for the four subsequent years beyond 2014, developed as part of our budget process and to be used as we explore refinancing alternatives. The growth rates used are an estimate of the future growth in the industry in which the reporting unit participates. The forecast represented the best information available to the Company at the time. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.
For the second step of the impairment test, the Company allocated the fair value of the reporting unit to all of their respective assets and liabilities based on their relative fair value at the date of the impairment test. The Company then compared the implied fair value of the Wireless reporting unit’s goodwill of $0.0 and the Broadband Cable reporting unit’s goodwill of $13.3 million to their respective carrying amounts. Since the carrying amount of the goodwill exceeded its implied fair value, the Company recognized impairment charges of $10.6 million and $12.7 million for the Wireless reporting and Broadband Cable reporting units, respectively, for the year ended December 31, 2013.
The Company also performed long-lived asset impairment tests, which compared the future undiscounted cash flows of property and equipment and amortizable intangible assets of the Wireless and Broadband Cable reporting units to their carrying values. Each passed with considerable margin.
Should actual future results differ from those projections used in the impairment testing, or should our assumptions prove to be incorrect, the fair value of a reporting unit could decline further, which could result in additional impairment. Following the goodwill impairment charges, the Engineering and Construction and Fulfillment segments’ goodwill was $0 million and $98.6 million, respectively, at December 31, 2013.
Derivative Instruments
The Company held no derivative instruments at December 31, 2013. Pursuant to the requirements of the Term Loan, the Company maintained interest rate collar agreements covering 50% of the face value of the Term Loan, or $67.5 million at December 31, 2012. These interest rate collar agreements matured in July 2013. The fair value of the interest rate collar agreements and the income effect thereof were not material to the Company’s consolidated financial statements.

12.    Lease Obligations
The following table presents future minimum lease payments under capital and noncancelable operating leases at December 31, 2013:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2014	$4,916	$9,712
2015	2,854	7,970
2016	571	3,855
2017	134	1,148
2018	50	73
Thereafter	—	—
Total minimum lease payments	$8,525	$22,758
Amounts representing interest	167
Capital lease obligations	8,358
Current portion of capital lease obligations	4,849
Capital lease obligations, net of current portion	$3,509
Operating lease expense was approximately $14.0 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively, and is included as a component of cost of revenues or selling, general and administrative expenses depending on the nature of the lease.
13.    Commitments and Contingencies
The following sections summarize what management believes to be the most significant commitments and contingencies.
Class Action Lawsuit
As previously disclosed, a consolidated class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Pennsylvania. The case, entitled In Re UniTek Global Services, Inc. Securities Litigation, Civil Action NO. 13-2119, alleges that the Company made misstatements and omissions regarding its business, its financial condition and its internal controls and systems in violation of the Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In October 2013, the plaintiffs and the Company reached a preliminary agreement to settle all claims for an amount of $1.6 million, including attorneys’ fees and expenses. In February 2014, the Court entered an Order granting preliminary approval of the settlement agreement, and the hearing to approve the final settlement is set for June 2014. The Company believes that the settlement amount will be covered by insurance and has accrued the $0.3 million deductible.
Collective Action under Fair Labor Standards Act
The Company had a collective action under the Fair Labor Standards Act filed against it in the United States District Court for the Western District of Tennessee in February 2008. In October 2012, a judgment was entered for the plaintiffs. The Company intends to appeal the judgment promptly as soon as it becomes final and appealable. The Company believes that the potential loss exposure for this action is between $0.0 million and $3.8 million and that it has accrued adequate reserves for any resulting loss deemed probable.
Skylink Complaint
In August 2013, Skylink brought a complaint against the Company in the Common Pleas Court of Hancock County, Ohio alleging the Company had failed to pay an earn-out payment and requesting a declaratory judgment that the earn-out payment is due and immediately payable, together with the accrued interest thereon and costs and expenses. The Company brought a motion to dismiss the complaint in the United States District Court for the Northern District of Ohio. Skylink thereafter amended its complaint, and the Company has filed another motion to dismiss the amended complaint. While the Company acknowledges that the earn-out payment of $6.0 million accrued on May 31, 2013, the Company has not made this payment because certain contractual conditions have not yet been met. See Note 10 for additional information.
Indemnification Obligations
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
Other
The Company is involved in certain other legal and regulatory actions, such as employment-related matters, tax issues, wage and hour claims, and union grievance matters, which arose in the ordinary course of business. The Company is unable to predict the outcome of these matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, if certain of such matters were determined adversely to the Company, although the ultimate liability arising therefrom would not be material to the financial position of the Company, it could be material to its results of operations in an individual quarterly or annual period.
The Company is required by certain customers and licensing agencies to enter into surety bonds, which provide a guarantee to the customer or agency that the Company will perform under the terms of its contracts, including payment of subcontractors and other vendors. In the event of payments by the bonding company due to non-performance, the Company would become liable to the bonding company up to the full amount of the bond. At December 31, 2013 and 2012, the Company had $46.4 million and $69.0 million of surety bonds outstanding, respectively.
The Company is also required, primarily by its insurers, to enter into standby letters of credit, which provide the insurers a guaranteed source of funding for unsettled insurance claims due from the Company. Additional details about standby letters of credit are provided in Notes 7 and 10.

14.    Stockholders’ Equity
The Company is authorized to issue 20 million shares of preferred stock, par value $0.00002 per share, and 200 million shares of common stock, par value $0.00002 per share.
Warrants
The following table presents information about warrants to purchase shares of the Company’s common stock as of December 31, 2013, all of which were exercisable:

(in thousands, except per share amounts)	Outstanding (in shares)	Grant Date	Expiration Date	Exercise Price

Amended Term Loan lenders	3,791	July 25, 2013	—	$0.01
Former employees and owners	89	September 26, 2007	September 26, 2017	140.00
Former owners of an acquired broadband cable business	2	December 2, 2010	December 2, 2020	56.00
	3,882
In connection with entering into the Amended Term Loan, on July 25, 2013, the Company issued warrants exercisable at $0.01 per share for 3.8 million shares of the Company’s common stock, an amount equal to 19.9% of the shares outstanding prior to the effective date of the Amended Term Loan. The warrants may be partially or fully exercised at any time at the option of the holder (i) for the stated number of shares, following the Company’s receipt of the exercise price in cash; or (ii) on a cashless basis for a number of shares net of the amount required to cover the exercise price otherwise due based on the current NASDAQ closing price. The warrants do not have an expiration date and also contain customary anti-dilution provisions. The warrants were recorded as $13.1 million of additional paid-in capital and discount to the Amended Term Loan based upon an allocation of assumed proceeds from the Amended Term Loan, as discussed further in Note 10.
The warrants were issued with an accompanying registration rights agreement providing that the Company use reasonable best efforts to cause a registration statement to be filed with the Securities and Exchange Commission as soon as reasonably practicable, but in no event later than November 15, 2013. The Company satisfied its obligations by filing the registration statement in November 2013.
15.    Stock-Based Compensation
The following table presents the components of stock-based compensation, a component of selling, general and administrative expenses:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Restricted stock units (“RSUs”)	$815	$1,203
Non-Plan Inducement Grants	256	114
Modifications:
Acceleration of RSU vesting terms	94	2,580
Amortization of deferred modification expense	1,011	1,008
Stock-based compensation	$2,176	$4,905
Stock-based compensation expense for the years ended December 31, 2013 and 2012 included $1.0 million for amortization of deferred modification expense resulting from a 2011 tender offer, as discussed further below. Stock-based compensation expense for the year ended December 31, 2012 included $2.6 million for the acceleration of RSU vesting related to the separations of the Chief Executive Officer, Executive Chairman, Chief Administrative Officer and Chief Information Officer in accordance with the terms of their employment agreements, as well as accelerated vesting of director RSUs.
At December 31, 2013, there was $1.2 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted average period of 1.3 years. In addition to this, RSUs were issued subsequent to December 31, 2013 as discussed further in Note 21.

Summary of Plans and Awards
The Company sponsored two stock-based compensation plans for which awards were either outstanding or available for future grant at December 31, 2013: (i) the 2009 Omnibus Securities Plan (the “2009 Plan”); and (ii) the 2013 Omnibus Equity Compensation Plan (the “2013 Plan”) (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors or by one or more committees of the Board of Directors as designated. The administrator of the Plans and its authorized delegates have the authority to select the persons to whom awards may be granted, the number, type and value of awards and the terms and conditions of awards. Participation in the Plans is limited to employees, directors and consultants. Unless terminated earlier by the Board of Directors, the 2009 Plan will expire on September 24, 2019, and the 2013 Plan will expire on December 5, 2023.
The 2013 Plan was approved by the Company’s shareholders on December 5, 2013 as the successor to the 2009 Plan. A total of 3.2 million shares of the Company’s common stock were authorized for issuance under the 2013 Plan. At December 31, 2013, 2.8 million shares were eligible for the grant of future awards under the 2013 Plan. At December 31, 2013, substantially all outstanding plan-based awards had been issued under the 2009 Plan. No additional shares were eligible for issuance under the 2009 Plan.
The Plans provide for the grant of various types of stock-based awards, of which the Company has primarily issued RSUs. The Company has also granted restricted shares and restricted stock units to certain of its executives as inducement grants, which are not included under any of the Plans (“Non-Plan Inducement Grants”). The significant features of stock-based awards are provided for in grant agreements.
The Company uses stock-based compensation to supplement the cash compensation paid to senior management and directors and to provide incentives for achieving financial performance and providing continuing service to the Company. Senior management participates in a Long-Term Incentive Plan (“LTIP”). The LTIP provides for annual target grants of RSUs valued as a percentage of participants’ base salaries. Each award consists of two components:

•
Time-vesting — 50% of the award vests in equal annual installments over the four-year period following the date of grant, provided that employees provide continuing service to the Company. Expense is recognized on a straight-line basis over four years commencing on the date of grant; and

•
Performance-vesting — 50% of the award vests at the end of the third year following the date on which the RSUs were awarded, with the number of shares to be issued based upon the achievement of annual earnings targets for each of those three fiscal years. The number of shares to be issued is determined as follows: (a) if less than 90% of the earnings target is achieved, no shares will be issued; (b) if between 90% and 100% of the earnings target is achieved, the number of shares to be issued will be prorated from 50% (at 90% achievement) to 100% (at 100% achievement) of the initial grant; and (c) if over 100% of the earnings target is achieved, the number of shares to be issued increases commensurate with the percentage of achievement over target, up to 150% of the initial grant. Expense for performance-vesting awards is measured separately for each performance year based on the intrinsic value of the awards and adjusted by a factor reflecting management’s estimate of earnings performance for each year. Expense is recognized on a straight-line basis from each date of grant, discussed further in the following sentence, through the end of the third year following the date on which the RSUs were awarded. The grant date typically occurs upon Board approval of the annual performance target at the beginning of each year. Management reevaluates estimated earnings achievement quarterly, with cumulative adjustments to expense provided in any periods of change.

Directors receive an annual stipend of RSUs that vests in four equal installments at the end of each quarter in the year, provided that the directors provide continuing service to the Company. Expense for these awards is measured based on the quoted market price of common stock on the grant date and recognized on a straight-line basis over each quarterly vesting period of the award.
In January 2011, the Company completed a tender offer whereby substantially all stock-based awards previously issued to management were tendered for replacement stock options and RSUs under the 2009 Plan. No stock options have been granted or exercised since, and substantially all of the replacement options had been forfeited or expired as of December 31, 2013. The tender offer was accounted for as a modification of the previous awards. As a result of the modification, $3.5 million of unamortized expense related to the previous stock options are being recorded on a straight-line basis over the 3.5 year life of the replacement RSUs, of which $1.0 million was recognized during each of the years ended December 31, 2013 and 2012. The expense related to the modification will cease beginning in the third quarter of 2014.
Upon a change of control of the Company, the grant agreements provide that all RSUs and Non-Plan Inducement Grants will immediately become fully vested.

Stock-Based Award Activity
The following table presents changes in outstanding stock options and nonvested RSUs and Non-Plan Inducement Grants:

	RSUs		Non-Plan Inducement Grants
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	232	$6.12	192	$2.60
Granted	393	3.40	32	1.64
Vested	(219)	4.59	(96)	2.60
Forfeited	(176)	5.26	—	—
Balance at December 31, 2013	230	$3.58	128	$2.36
During the year ended December 31, 2013, the Company granted 269 thousand RSUs and 32 thousand Non-Plan Inducement Grants to senior executives and 124 thousand RSUs to members of the Board of Directors as a portion of their compensation for services provided to the Company. During that same period, 169 thousand RSUs and 96 thousand Non-Plan Inducement Grants vested as scheduled, and the Company entered into an agreement with a former member of senior management entitling him to the immediate vesting of 50 thousand RSUs. As a result of the Audit Committee Investigation, described further in Note 18, the former Chief Financial Officer, the former Chief Accounting Officer and the former President of Pinnacle Wireless were terminated, resulting in the forfeiture of 129 thousand RSUs. An additional 47 thousand RSUs were canceled, were forfeited or expired pursuant to underlying agreements or the terms of the Plans.
The following table presents the weighted average grant date fair value of RSUs and Non-Plan Inducement Grants granted:

	Year Ended
	December 31, 2013	December 31, 2012

RSUs	$3.40	$3.80
Non-Plan Inducement Grants	1.64	2.60
The fair value of RSUs vested during the years ended December 31, 2013 and 2012 was $1.0 million and $1.9 million, respectively.

16.    Income Taxes
The following table presents the components of income or loss from continuing operations before income taxes:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

United States	$(51,537)	$(39,058)
Foreign	494	(60)
Loss from continuing operations before income taxes	$(51,043)	$(39,118)
The following table presents the components of income tax expense or benefit:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012
Current income tax expense:
Federal	$—	$—
Foreign	(107)	313
State	(41)	160
Total	(148)	473
Deferred income tax expense (benefit):
Federal	(451)	143
Foreign	166	(304)
State	(119)	41
Total	(404)	(120)
Income tax (benefit) expense	$(552)	$353
The following table presents the components of deferred tax assets, net, and deferred tax liabilities:

(in thousands)	December 31, 2013	December 31, 2012
Deferred tax assets, net:
Net operating losses	$53,138	$35,000
Depreciation and amortization	19,637	21,616
Accrued liabilities	11,248	11,550
Goodwill	11,154	11,199
Other	3,005	1,655
Deferred tax assets, gross	98,182	81,020
Valuation allowance	(97,000)	(79,655)
Deferred tax assets, net	$1,182	$1,365

Deferred tax liabilities:
Goodwill	$135	$706
Deferred tax liabilities	$135	$706
At December 31, 2013 and 2012, the Company had federal net operating loss carryforwards of approximately $138.0 million and $86.6 million, respectively, which begin to expire in 2014 and will be fully expired in 2032. The Company has experienced an ownership change as defined under Section 382 of the Internal Revenue Code and therefore the use of the net operating loss carry forwards is subject to limitation.
Deferred tax assets, net, and deferred tax liabilities are included within other assets, net and other liabilities, net on the consolidated balance sheets. During the years ended December 31, 2013 and 2012, the valuation allowance for deferred tax assets increased by $18.0 million and $26.1 million, respectively.
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
The following table presents the reconciliation of income tax expense or benefit as calculated using the U.S. statutory federal income tax rate of 35% to income tax expense or benefit:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Income tax benefit at U.S. statutory federal rate	$(18,005)	$(13,691)
Shortfall of tax benefit on stock-based compensation	158	953
Nondeductible expenses	1,559	2,076
Change in blended state rate	742	(1,043)
Change in valuation allowance	16,760	15,106
Other	(1,766)	(3,048)
Income tax (benefit) expense	$(552)	$353

17.    Discontinued Operations
The following table presents the results of discontinued operations:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Revenues	$1,660	$48,692
Loss from discontinued operations before income taxes	(1,565)	(43,739)
Income tax expense (benefit) from discontinued operations	17	(5,480)
Loss from discontinued operations	$(1,582)	$(38,259)
Sale of Wireline Group
On December 28, 2012, the Company sold substantially all of the assets of the wireline telecommunications business (the “Wireline Group”) to NX Utilities, LLC (“NX Utilities”). The executive who previously headed the Wireline Group was a minority owner of NX Utilities and left the Company following the transaction.
The fair value of the net assets sold was estimated at $6.9 million as of the effective date of the agreement. As required by the agreement, the sale took place in two stages, the first of which occurred on December 28, 2012 and the second of which occurred on March 2, 2013. At the request of NX Utilities, the Company continued to operate certain markets of the Wireline Group through the second stage of the closing. However, due to the terms of the agreement, the Company did not bear the risk and rewards of these assets subsequent to the effective date of the agreement. Therefore, these assets were included in the sale as of December 31, 2012.
The purchase price for the net assets sold was $5.9 million, subject to certain adjustments, and was payable to the Company in two installments. The first installment of $5.4 million was due upon the closing of the Wireline Sale Agreement and was collected by the Company on December 28, 2012. The second installment of $0.5 million was held in escrow until the second stage of the asset transfers between the Company and NX Utilities. As of December 31, 2012, the Company reported the second installment of the purchase price as a receivable within other current assets in the consolidated balance sheet.
The Company retained certain working capital assets of the Wireline Group, consisting primarily of accounts receivable, in lieu of additional cash consideration. The value of the working capital assets at December 28, 2012 was approximately $4.1 million. These assets were fully settled during the year ended December 31, 2013.

The Wireline Group was previously reported as part of the Engineering and Construction segment, and as a result of this transaction, its results of operations have been reclassified as discontinued operations for all periods presented. Discontinued operations for the year ended December 31, 2012 included pretax impairment charges of $35.2 million, as discussed further in Note 11, and a preliminary loss on sale of $1.0 million. Discontinued operations for the year ended December 31, 2013 included an additional $0.6 million loss on sale reflecting the final settlements of the sale agreement and the retained working capital assets.
18.    Restatement, Investigation and Related Costs
The following table presents the components of restatement, investigation and related costs:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Incremental audit fees	$2,871	$—
Other professional services	5,949	—
Restatement, investigation and related costs	$8,820	$—
On April 12, 2013, the Company announced that as a result of an internal investigation conducted by the Audit Committee of the Company’s Board of Directors, with the assistance of outside independent counsel and a forensic accounting firm (the “Audit Committee Investigation”), it was determined that several employees of the Company’s Pinnacle Wireless division engaged in fraudulent activities that resulted in improper revenue recognition. In connection with the Audit Committee Investigation, the former President and several other employees of the Pinnacle Wireless division were terminated. In addition, the Company’s former Chief Financial Officer, former Chief Accounting Officer and another former finance department employee were terminated.
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
The Audit Committee Investigation and the Restatement required the Company to incur substantial additional costs for audit fees and other professional services, including the cost of litigation and consultants, as well as costs to indemnify current and former officers for legal costs (see Note 13). Additional costs for related legal matters are likely to arise in the future, such as the Company’s obligation to indemnify current and former officers in connection with potential regulatory or legal proceedings. Management is not able to estimate what the costs related to these matters might be, but such costs could be significant.
19.    Restructuring
The following table presents changes in accrued restructuring costs:

(in thousands)	One-Time Termination Benefits	Other	Total

Balance at December 31, 2011	$—	$—	$—
Restructuring charges	6,356	1,936	8,292
Amounts paid	(3,544)	(1,936)	(5,480)
Balance at December 31, 2012	$2,812	$—	$2,812
Restructuring charges	1,071	—	1,071
Amounts paid	(3,100)	—	(3,100)
Balance at December 31, 2013	$783	$—	$783
During 2012 and 2013, the Company made changes to its management structure in order to align its executive management for continued growth in wireless and fulfillment services. Restructuring charges for the years ended December 31, 2013 and 2012 resulted from the separation of former members of senior management in accordance with this plan. Additional costs for these initiatives are expected to be incurred in future periods.

20.    Segment Reporting
The Company reports its results in two segments based on the services that it provides and the industries that it serves. The Company’s Fulfillment segment provides comprehensive installation and fulfillment services to customers in the satellite television and broadband cable industries. This segment represents the aggregation of the Company’s satellite and broadband cable operating segments. Revenues in this segment are primarily recurring in nature and based on predetermined rates for each type of service performed. The Company’s Engineering and Construction segment provides wireless telecommunication construction, project management and systems integration services to customers in the wireless telecommunications and public safety industries. Revenues in this segment are primarily contract-based and are recognized primarily using the percentage-of-completion method using estimated costs incurred to date or milestones achieved to measure progress towards completion.
The following table presents selected segment financial information:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(in thousands)	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenues	$316,882	$155,051	$471,933	$305,307	$132,289	$437,596
Cost of revenues	252,988	134,388	387,376	243,503	113,291	356,794
Gross profit	63,894	20,663	84,557	61,804	18,998	80,802
Selling, general and administrative expenses	25,313	16,910	42,223	27,276	19,081	46,357
(Income) expense related to contingent consideration	(114)	—	(114)	(381)	10,477	10,096
Restructuring charges	709	362	1,071	5,222	2,791	8,013
Restatement, investigation and related costs	5,851	2,969	8,820	—	—	—
Impairment charges	12,700	11,674	24,374	—	14,900	14,900
Depreciation and amortization	13,390	6,868	20,258	19,615	6,854	26,469
Operating income (loss)	$6,045	$(18,120)	$(12,075)	$10,072	$(35,105)	$(25,033)

Acquisition of property and equipment	$459	$1,901	$2,360	$2,269	$3,373	$5,642
At December 31, 2013, the total assets of the Fulfillment segment and the Engineering and Construction segment were $173.5 million and $97.1 million, respectively, compared to $193.0 million and $133.4 million, respectively, at December 31, 2012. As of December 31, 2013 and 2012, approximately $4.9 million and $5.3 million, respectively, of the Company’s assets related to its Canadian operations, of which $4.9 million and $2.2 million were property and equipment.
During the years ended December 31, 2013 and 2012, the Company recognized revenues of $15.7 million and $15.4 million, respectively, from customers located in Canada.
21.    Subsequent Events
Stock-Based Compensation
On February 3, 2014, the Board of Directors awarded an aggregate of 499,203 RSUs to senior management under the Company’s LTIP program. On February 19, 2014, the Board of Directors were awarded an aggregate of 260,875 RSUs as part of their annual stipend for continuing service to the Company. See Note 15 for further information about the Company’s stock-based compensation programs.
Change in Control Plan
In March 2014, the Board of Directors approved the Company’s entering into a Change in Control Plan (“CIC Plan). The CIC Plan covers certain key executives. The CIC Plan provides severance benefits in the event of a termination connected with a change of control of the Company.