Form 10-Q
period 2014-03-29
UniTek Global Services, Inc.
filed 2014-05-15
CIK 826773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2014, 19,233,367 shares of the registrant’s common stock, par value $0.00002, were outstanding.

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	March 29, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$721	$1,842
Restricted cash	12,754	—
Accounts receivable, net of allowances	72,980	73,358
Inventories	12,468	15,187
Prepaid insurance	8,985	6,599
Other current assets	3,091	4,108
Total current assets	110,999	101,094
Restricted cash	—	16,767
Property and equipment, net of accumulated depreciation of $51,090 and $49,189	12,838	14,912
Amortizable intangible assets, net	32,354	33,963
Goodwill	88,447	98,579
Other assets, net	4,968	5,233
Total assets	$249,606	$270,548

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of debt	$25,148	$7,502
Current portion of capital lease obligations	4,302	4,849
Accounts payable	30,291	23,906
Accrued insurance	17,111	17,719
Accrued compensation and benefits	4,111	7,965
Other current liabilities	14,811	17,296
Total current liabilities	95,774	79,237
Debt, net of current portion	157,239	174,044
Capital lease obligations, net of current portion	2,290	3,509
Other liabilities	2,029	2,299
Total liabilities	257,332	259,089

Commitments and contingencies (Note 8)

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.00002 par value (20,000 shares authorized, no shares issued or outstanding)	—	—
Common Stock, $0.00002 par value (200,000 shares authorized, 19,227 and 19,039 issued and outstanding)	—	—
Additional paid-in capital	275,756	275,274
Accumulated other comprehensive income	47	89
Accumulated deficit	(283,529)	(263,904)
Total stockholders’ (deficit) equity	(7,726)	11,459
Total liabilities and stockholders’ (deficit) equity	$249,606	$270,548
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income or Loss

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2014	March 30, 2013

Revenues	$88,600	$113,838
Cost of revenues	75,329	95,251
Gross profit	13,271	18,587
Selling, general and administrative expenses	10,219	13,138
Income related to contingent consideration	—	(114)
Restructuring, restatement and investigation related costs	871	1,877
Impairment charge	10,100	—
Depreciation and amortization	4,022	6,047
Operating loss	(11,941)	(2,361)
Interest expense	8,356	4,634
Other income, net	(612)	(12)
Loss from continuing operations before income taxes	(19,685)	(6,983)
Income tax (benefit) expense	(60)	60
Loss from continuing operations	(19,625)	(7,043)
Loss from discontinued operations	—	(621)
Net loss	(19,625)	(7,664)
Other comprehensive income or loss:
Foreign currency translation	(43)	17
Comprehensive loss	$(19,668)	$(7,647)

Net loss per share – basic and diluted
Continuing operations	$(1.02)	$(0.37)
Discontinued operations	—	(0.03)
Total	$(1.02)	$(0.40)

Weighted average shares of common stock outstanding – basic and diluted	19,218	18,935
See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(19,625)	$(7,664)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	315	907
Depreciation and amortization	4,022	6,079
Impairment Charge	10,100	—
Interest and fees added to debt principal	1,080	400
Amortization of deferred financing costs and debt discount	1,215	—
Income related to contingent consideration	—	(114)
Stock-based compensation	519	767
Gain on sale of property and equipment	(618)	(21)
Deferred income taxes, net	(61)	70
Changes in working capital:
Accounts receivable	64	15,522
Inventories	2,719	(1,771)
Prepaid expenses and other assets	(1,276)	988
Accounts payable and other liabilities	(774)	(8,563)
Net cash (used in) provided by operating activities	(2,320)	6,600

Cash flows from investing activities:
Acquisition of property and equipment	(451)	(517)
Proceeds from sale of property and equipment	206	205
Net cash used in investing activities	(245)	(312)

Cash flows from financing activities:
Repayment of revolving credit facilities, net	(1,252)	(6,695)
Repayment of term loan facilities	—	(285)
Repayment of capital lease obligations	(1,243)	(1,790)
Release of cash restricted by collateralized letters of credit	4,012	—
Other financing activities	(66)	—
Net cash provided by (used in) financing activities	1,451	(8,770)

Effect of exchange rate on cash and cash equivalents	(7)	79
Net decrease in cash and cash equivalents	(1,121)	(2,403)
Cash and cash equivalents at beginning of period	1,842	3,836
Cash and cash equivalents at end of period	$721	$1,433

Supplemental cash flow information:
Interest paid	$3,761	$3,472
Income taxes paid	—	$310

See accompanying notes

UNITEK GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Those audited consolidated financial statements include a summary of the Company’s significant accounting policies, to which there have been no significant changes.
We experienced losses of $19.6 million and $52.1 million in the three months ended March 29, 2014 and for the year ended December 31, 2013, respectively.  While a portion of these losses were non-cash charges or resulted from unusual events, if the Company is unable to improve profitability, reduce long-term debt or obtain additional financing, the resultant lack of liquidity or the potential inability to comply with long-term debt covenants could have a material adverse effect on the Company’s operations. At March 29, 2014, in addition to cash on hand, the Company had availability under its revolving loan facility of $4.8 million, and it had the ability to borrow up to an incremental $11.3 million if underlying eligible receivables increase.

Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses, and certain of the amounts contained in the notes to the unaudited condensed consolidated financial statements. Although such assumptions are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ significantly from those estimates and assumptions. The Company’s more significant estimates relate to revenue recognition, impairment testing of goodwill and other long-lived assets, fair value measurements, the allowance for doubtful accounts, accrued insurance, income taxes and contingencies.
In the ordinary course of accounting for the items discussed above, the Company makes changes in estimates as appropriate and as the Company becomes aware of circumstances surrounding those changes. Such changes in estimates are reflected in reported results of operations in the period in which the changes are made, and if material, their effects are disclosed in the notes to the unaudited condensed consolidated financial statements.
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
During the three months ended March 29, 2014 and March 30, 2013, there were no differences in the amount of basic and diluted net loss per share. Common shares from the potential redemption of a redeemable obligation into 3.7 million common shares, the potential exercise of warrants for 3.9 million common shares and the potential issuance of 1.6 million common shares related to outstanding stock-based compensation awards were excluded from the calculations of diluted net loss per share because their effects were anti-dilutive.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which clarifies when a disposal of a component of an entity or a group of components of an entity is to be reported in discontinued operations. We do not expect the adoption of this accounting guidance to have a material effect on our consolidated financial statements. ASU 2014-08 is effective prospectively for fiscal years, and interim period within those years, beginning after December 15, 2014.

2.    Accounts Receivable, Net of Allowances
The following table presents the components of accounts receivable, net of allowances:

(in thousands)	March 29, 2014	December 31, 2013

Trade accounts receivable	$20,143	$16,308
Contract billings	27,707	30,928
Unbilled contract revenues	25,782	26,915
Other unbilled revenues	2,406	1,376
Retainage	2,507	2,698
Accounts receivable, gross	78,545	78,225
Allowance for doubtful accounts	(5,565)	(4,867)
Accounts receivable, net of allowances	$72,980	$73,358
All trade accounts receivable and other unbilled revenues are expected to be collected within the next year. We expect that a substantial majority of contract billings and unbilled contract revenues will be collected within the next year. Retainage has been billed but is not due until completion of performance and acceptance by customers according to the terms of contracts, which could occur beyond one year.
The following table presents the components of unbilled contract revenues, as presented above, net of billings in excess of costs and estimated earnings, a component of other current liabilities:

(in thousands)	March 29, 2014	December 31, 2013

Costs of in-process contracts	$76,114	$80,407
Estimated earnings, net of estimated losses	25,669	22,158
Less: progress billings	(78,946)	(81,799)
	$22,837	$20,766

Unbilled contract revenues	$25,782	$26,915
Billings in excess of costs and estimated earnings	(2,945)	(6,149)
	$22,837	$20,766
3.    Concentration Risks
A majority of the Company’s revenues and accounts receivable, net of allowances, are concentrated with a few large customers. The largest three customers accounted, respectively, for 49%, 12% and 12% of revenues for the three months ended March 29, 2014 and for 26%, 18% and 11% of accounts receivable, net of allowances, at March 29, 2014. The largest and third-largest customers by revenues were included in the Fulfillment segment, and the second-largest customer by revenues was included in the Engineering and Construction segment.
4.    Restricted Cash
At March 29, 2014, the Company had $12.8 million of restricted cash, representing cash on account with its former lender as collateral for $9.5 million of standby letters of credit and fees issued thereon under the prior revolving credit facility in support of the Company’s insurance obligations. On March 31, 2014 an additional $3 million of restricted cash was released to the Company and utilized to repay a portion of the Company’s revolving credit facility upon transfer of the underlying letter of credit to the Company’s revolving credit facility. The cash balance becomes available to the Company upon cancellation or transfer of the standby letters of credit to the current revolving credit facility by the holders.
It is anticipated that the balance of restricted cash will be released to the Company within the next twelve months and applied to the outstanding balance of the Company’s revolving credit facility. Accordingly, restricted cash has been classified as a current asset at March 29, 2014.

5.    Goodwill and Amortizable Intangible Assets
The following table presents the components of goodwill by segment:

	March 29, 2014			December 31, 2013
(in thousands)	Gross Amount	Accumulated Impairment Losses	Net Amount	Gross Amount	Accumulated Impairment Losses	Net Amount

Fulfillment	$111,247	$(22,800)	$88,447	$111,279	$(12,700)	$98,579
Engineering and Construction	25,484	(25,484)	—	25,484	(25,484)	—
Total	$136,731	$(48,284)	$88,447	$136,763	$(38,184)	$98,579
Additional information about the impairment charge of $10.1 million for the three months ended March 29, 2014 may be found in Note 7. Fulfillment segment goodwill includes $0.9 million denominated in Canadian dollars, resulting in foreign currency translation changes from period to period.
The following table presents the components of amortizable intangible assets:

	March 29, 2014			December 31, 2013
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer relationships	$96,449	$65,567	$30,882	$96,449	$64,186	$32,263
Other	4,518	3,046	1,472	4,518	2,818	1,700
Total	$100,967	$68,613	$32,354	$100,967	$67,004	$33,963
6.    Debt
The following table presents the components of debt:

(in thousands)	March 29, 2014	December 31, 2013

Revolving credit facility, net of discount of $2,690 and $3,013	$44,111	$45,040
Term loan facility, net of discounts of $11,261 and $11,951	131,978	130,354
Redeemable obligation	6,298	6,152
Long-term debt	182,387	181,546
Current portion of debt	25,148	7,502
Debt, net of current portion	$157,239	$174,044
Revolving Credit Facility
The Company’s revolving loan is a $75.0 million facility with up to $35.0 million available for issuance of standby letters of credit (the “Revolving Loan”) which matures on April 15, 2016. At March 29, 2014 there was $4.8 million of availability under the Revolving Loan. Availability was calculated based upon (i) total potential availability under the Revolving Loan of $63.7 million, which was determined as the lesser of (a) the $75.0 million face amount of the facility and (b) a borrowing base of $63.7 million, calculated based upon eligible receivables of $46.4 million plus an additional amount of $17.3 million (the “Additional Amount”); less (ii) outstanding standby letters of credit under the Revolving Loan of $12.1 million; less (iii) outstanding borrowings under the Revolving Loan of $46.8 million. The Additional Amount varies from $0.0 to $20.0 million based upon the total of eligible and ineligible receivables; the minimum amount is used at $60.0 million or less of total receivables, the maximum amount is used at $80.0 million or greater of total receivables, and a proportional amount is used if total receivables are between $60.0 million and $80.0 million.
At March 29, 2014, $17.5 million of the Company’s Revolving Loan balance was classified as current debt which amount represents the Company’s estimate of the Revolving Loan balance that will be repaid within the next twelve months.

Term Loan Facility
The Company’s term loan facility is a credit agreement with several banks and other financial institutions (the “Term Loan”). The face amount of the Term Loan, which matures on April 15, 2018, is $135.0 million.
Redeemable Obligation
In September 2012, the Company purchased substantially all of the assets of Skylink LTD (“Skylink”). In accordance with the purchase agreement, a redeemable obligation of $6.0 million was accrued as of May 31, 2013 because the Company had not yet paid the second earn-out. The Company has not made this payment because certain contractual conditions have not yet been met, including compliance with debt covenants (which occurred on July 25, 2013) and minimum levels of liquidity after giving effect to such payments (which has not yet been satisfied).
The obligation accrues interest at an amount equal to 10.0% per annum commencing on May 31, 2013. The obligation also contains an equity redemption feature permitting the sellers to convert unpaid amounts into a maximum of 3,715,915 shares of the Company’s common stock, which amount is equal to 19.9% of the number of shares outstanding as of September 14, 2012, the date of the purchase agreement for the acquisition of Skylink. The conversion price would be calculated based on the 20 days trailing volume-weighted average of the closing prices of the common stock as of the date of the conversion. Any unpaid amounts not so converted would remain payable in cash up to the amount of the obligation. At March 29, 2014, this instrument was redeemable for 3.5 million shares of common stock based on a conversion price of $1.78 per share.
Security Provisions and Covenants
The Revolving Loan and the Term Loan require the Company to make customary representations and warranties and contain provisions for repayment, guarantees and other security. The Revolving Loan provides the lenders a first lien security interest in the Company’s accounts receivable and inventory, and the Term Loan provides a second lien interest in the accounts receivable and inventory and a first lien interest in all other assets of the Company. The Revolving Loan and the Term Loan also provide for customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods) including, but not limited to, nonpayment of principal and interest, failure to perform or observe covenants, breaches of representations and warranties and certain bankruptcy-related events.
The Revolving Loan and the Term Loan require the Company to comply with customary affirmative and negative covenants, and the Term Loan further requires the Company to maintain the following financial condition covenants:

•	a Consolidated Leverage Ratio, no greater than specified amounts, representing the Company’s long-term debt divided by adjusted earnings, as defined (“Adjusted Earnings”); and

•	a Fixed Charge Coverage Ratio, no less than specified amounts, representing the Company’s Adjusted Earnings divided by fixed charges.
The following table presents the specified amounts of the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio:

	Consolidated Leverage Ratio		Fixed Charge Coverage Ratio
Twelve months ending:
March 31, 2014	4.87	:1.00	1.25	:1.00
June 30, 2014	4.26	:1.00	1.31	:1.00
September 30, 2014	4.11	:1.00	1.32	:1.00
December 31, 2014	3.94	:1.00	1.38	:1.00
December 31, 2015	3.11	:1.00	1.76	:1.00
December 31, 2016	2.38	:1.00	2.22	:1.00
December 31, 2017 and thereafter	1.65	:1.00	2.82	:1.00
In the event of noncompliance with these financial condition covenants or other defined events of default, the lenders are entitled to certain remedies, including accelerated repayment of amounts outstanding.
The Revolving Loan contains a subjective acceleration clause that can be triggered if the lenders determine that the Company has experienced a material adverse change. If triggered by the lenders, this clause would create events of default with respect to both the Revolving Loan and the Term Loan, which in turn would permit the lenders to accelerate repayment of those obligations. The Revolving Loan agreement requires the Company to maintain a “Springing Lock-box” under which remittances from customers go directly to a lock-box subject to a security interest in the favor of the creditor. If the subjective acceleration clause is exercised, the creditor may cause the cash in the lock-box at that moment, as well as all subsequent cash remittances by customers into that lock-box, to be redirected from the lock-box to the creditors account and applied against the debt outstanding.
At March 29, 2014, the Company was in compliance with the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio and all other covenants. Because these ratios become more restrictive over time, the Company will need to either increase its Adjusted Earnings, decrease its long-term debt (including a reduction of cash collateralized standby letters of credit) or decrease its fixed charges such as cash paid for debt service, capital expenditures and income taxes, to remain in compliance.
7. Fair value measurement

Fair Value Measurements with Significant Unobservable Inputs
As of March 29, 2014 the Company determined that based on results through the first quarter and the outlook for the business, the revenue growth assumptions and related profitability assumptions used previously in determining the Broadband Cable reporting unit’s fair value would not be achieved. As a result, management determined that indicators of impairment existed and performed interim impairment testing of goodwill and long-lived assets, based on revised forecasts, for its Broadband Cable reporting unit.
The Company determined the carrying value of the Broadband Cable reporting unit exceeded its fair value. The Company determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach (Level 3 measurements). The cash flows employed in the discounted cash flow analysis are based on the Company’s revised internal business model for the Broadband Cable reporting unit for 2014 and, for the four subsequent years beyond 2014, developed as a result of the reporting unit’s actual performance through March 29, 2014 and an assessment of (i) current and longer term operations and (ii) market conditions. The growth rates and future operating results used are an estimate of the future growth in the industry in which the reporting unit participates. The forecast represented the best information available to the Company at the time. The discount rate used of 19.2% in the discounted cash flow analysis is intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.
For the second step of the impairment test, the Company allocated the fair value of the reporting unit to its respective assets and liabilities based on their relative fair value at the date of the impairment test. The Company then compared the implied fair value of the Broadband Cable reporting unit’s goodwill of $3.1 million to its carrying amount. Since the carrying amount of the goodwill exceeded its implied fair value, the Company recognized a preliminary non-cash impairment charge of $10.1 million for the quarter ended March 29, 2014. The amount of the goodwill impairment loss is an estimate as the Company is still verifying certain of the fair market value assumptions used to determine the implied fair value of the Broadband Cable reporting unit’s goodwill.
Should actual future results differ from those projections used in the impairment testing, or should our assumptions prove to be incorrect, the fair value of a reporting unit could decline further, which could result in additional impairment. Following the goodwill impairment charge, the Fulfillment segments’ goodwill was $88.4 million, at March 29, 2014.
8.    Commitments and Contingencies
In addition to the matters discussed below, the Company is subject to a variety of legal cases, claims and other disputes that arise in the ordinary course of business. The Company cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.
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

Collective Action under Fair Labor Standards Act
The Company had a collective action under the Fair Labor Standards Act filed against it in the United States District Court for the Western District of Tennessee in February 2008. In October 2012, a judgment was entered for the plaintiffs. The Company intends to appeal the judgment promptly as soon as it becomes final and appealable. The Company believes that the potential loss exposure for this action is between $0.0 and $3.8 million and that it has accrued adequate reserves for any resulting loss deemed probable.
Skylink Complaint
In August 2013, Skylink brought a complaint against the Company in the Common Pleas Court of Hancock County, Ohio alleging the Company had failed to pay an earn-out payment and requesting a declaratory judgment that the earn-out payment is due and immediately payable, together with the accrued interest thereon and costs and expenses. The Company removed the complaint to the United States District Court for the Northern District of Ohio and filed a motion to dismiss. Skylink thereafter amended its complaint, and the Company has filed another motion to dismiss the amended complaint. While the Company acknowledges that the earn-out payment of $6.0 million accrued on May 31, 2013, the Company has not made this payment because certain contractual conditions have not yet been met.
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
The Company is required by certain customers and licensing agencies to enter into surety bonds, which provide a guarantee to the customer or agency that the Company will perform under the terms of its contracts, including payment of subcontractors and other vendors. In the event of payments by the bonding company due to non-performance, the Company would become liable to the bonding company up to the full amount of the bond. At March 29, 2014 the Company had $54.6 million of surety bonds outstanding.
9.    Stock-Based Compensation
The Company sponsored two stock-based compensation plans for which awards were either outstanding or available for future grant at March 29, 2014: (i) the 2009 Omnibus Securities Plan (the “2009 Plan”); and (ii) the 2013 Omnibus Equity Compensation Plan (the “2013 Plan”) (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors or by one or more committees of the Board of Directors as designated. The administrator of the Plans and its authorized delegates have the authority to select the persons to whom awards may be granted, the number, type and value of awards and the terms and conditions of awards. Participation in the Plans is limited to employees, directors and consultants. Unless terminated earlier by the Board of Directors, the 2009 Plan will expire on September 24, 2019, and the 2013 Plan will expire on December 5, 2023.
The Plans provide for the grant of various types of stock-based awards, of which the Company has primarily issued restricted stock units (“RSUs”). The Company has also granted restricted shares and RSUs to certain of its executives as inducement grants, which are not included under any of the Plans (“Non-Plan Inducement Grants”).
Stock-based compensation expense, a component of selling general and administrative expense, for the three months ended March 29, 2014 and March 30, 2013 was $0.5 million and $0.8 million, respectively.

Stock-Based Award Activity
The following table presents changes in outstanding stock options and nonvested RSUs and Non-Plan Inducement Grants:

	RSUs		Non-Plan Inducement Grants
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2013	230	$3.58	128	$2.36
Granted	991	1.65	8	1.72
Vested	(31)	3.80	(48)	2.60
Forfeited	(57)	1.26	(8)	1.15
Balance at March 29, 2014	1,133	$2.00	80	$2.27
Not included above are 385,000 RSUs the Board of Directors has authorized under the Company’s long-term incentive program that are subject to granting upon the determination of future performance criteria in 2015 and 2016.
10.    Income Taxes
The Company’s effective tax rate differs from the Federal statutory rate of 35% primarily because it has not yet achieved profitable operations outside of Canada. As a result, the Company’s non-Canadian deferred tax assets do not satisfy the criteria for realizability, and it has established a full valuation allowance for such assets. In addition, the Company is required to pay income taxes in certain states and localities in which it does business.
11.    Discontinued Operations
The following table presents the results of discontinued operations substantially as a result of the Company’s sale in 2012 of its wireless telecommunication business:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013

Revenues	$—	$1,667
Loss from discontinued operations before income taxes	—	(611)
Income tax expense from discontinued operations	—	10
Loss from discontinued operations	$—	$(621)
12.    Restructuring, Restatement and Investigation Related Costs
In 2013, the Company conducted an investigation of certain of its accounting practices resulting in the restatement of certain 2011 and 2012 financial statements. The Company incurred substantial additional costs for audit fees and other professional services, including the cost of litigation and consultants, as well as costs to indemnify current and former officers for legal costs (see Note 8).
The following table presents the components of restatement and investigation costs:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013

Incremental audit fees	$—	$495
Other professional services	542	903
Restatement, investigation and related costs	$542	$1,398
Additional costs for related legal matters are likely to arise in the future, such as the Company’s obligation to indemnify current and former officers in connection with potential regulatory or legal proceedings. Management is not able to estimate what the costs related to these matters might be, but such costs could be significant.

During 2013 and 2014, the Company made changes to its structure in order to align its organization and executive management for continued growth in wireless and fulfillment services. Additional costs for these initiatives are expected to be incurred in future periods.
The following table presents changes in accrued restructuring costs:

(in thousands)	One-Time Termination Benefits	Other	Total

Balance at December 31, 2013	$783	$—	$783
Restructuring charges	138	191	329
Amounts paid	(453)	(46)	(499)
Balance at March 29, 2014	$468	$145	$613
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
The following table presents selected segment financial information:

	Three Months Ended
	March 29, 2014			March 30, 2013
(in thousands)	Fulfillment	Engineering & Construction	Total	Fulfillment	Engineering & Construction	Total

Revenues	$63,236	$25,364	$88,600	$74,430	$39,408	$113,838
Cost of revenues	51,904	23,425	75,329	61,135	34,116	95,251
Gross profit	11,332	1,939	13,271	13,295	5,292	18,587
Selling, general and administrative expenses	6,162	4,057	10,219	8,020	5,118	13,138
(Income) related to contingent consideration	—	—	—	(114)	—	(114)
Restructuring, restatement and investigation related costs	645	226	871	1,210	667	1,877
Impairment charges	10,100	—	10,100	—	—	—
Depreciation and amortization	2,345	1,677	4,022	4,281	1,766	6,047
Operating loss	$(7,920)	$(4,021)	$(11,941)	$(102)	$(2,259)	$(2,361)

Acquisition of property and equipment	$173	$278	$451	$83	$434	$517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references to “we,” “us,” “our” and the “Company” refer to UniTek Global Services, Inc. and its subsidiaries.
The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” the attainment of which involves various risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “may,” “will,” “could,” “expect,” “believe,” “intend,” “estimate,” “anticipate,” “plan,” “schedule,” “continue,” or similar terms, variations of those terms or the negative of those terms. They may include comments about liquidity, potential transactions, competition within our industry, concentration of customers, loss of customers, long-term receivables, availability of capital, legal proceedings, fluctuation in interest rates, compliance with financial covenants, governmental regulations, and other statements contained herein that are not historical facts.
These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

•	our continued ability to generate sufficient cash to service our long-term debt, which carries a higher interest rate than our previous debt agreements;

•	our ability to comply with the increasingly challenging financial covenants under our debt agreements, including maintaining certain ratios between earnings and debt;

•	our ability to maintain sufficient liquidity to meet the capital requirements of the business and the uncertainty regarding the adequacy of our capital resources;

•	our reliance on three customers, who have the right to terminate our contracts or reduce our work on relatively short notice, for a substantial portion of our revenues;

•	our ability to replace lost business from one of our major customers;

•	our ability to grow our wireless systems integration business;

•	our ability to improve the cost structure of our broadband cable business;

•	our ability to execute our organic growth strategy;

•	the outcome of legal proceedings to which we are or may become a party;

•
the potential for additional litigation and governmental enforcement action resulting from the improper accounting practices identified by the internal investigation conducted by the Audit Committee in 2013;

•
our ability to establish and maintain adequate and effective internal control relating to the material weaknesses in our internal control over financial reporting, which are described further in Part II, Item 4. “Controls and Procedures”;

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

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report and in our 2013 Annual Report on Form 10-K. It is important not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.
Business.
Overview
We are a full service provider of technical services to customers in the wireless telecommunications, public safety, satellite television and broadband cable industries in the United States and Canada. Our principal lines of service, or segments, and their relative importance to our operations, based upon contribution to consolidated revenues, are:

•
Comprehensive installation and fulfillment services (“Fulfillment”), whereby we deploy skilled technicians to install our customers’ equipment, such as television receiver units, into homes and businesses. This segment made up approximately 71% of our business in the quarter ended March 29, 2014; and

•
Wireless telecommunication construction, project management and systems integration (“Engineering and Construction”), whereby we assemble project teams of engineers and technicians to design and build large wireless infrastructure projects for our customers. This segment made up approximately 29% of our business in the quarter ended March 29, 2014.

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
Critical Accounting Policies and Estimates.
There have been no changes in the critical accounting policies and estimates disclosed in our 2013 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which clarifies when a disposal of a component of an entity or a group of components of an entity is to be reported in discontinued operations. We do not expect the adoption of this accounting guidance to have a material effect on our consolidated financial statements. ASU 2014-08 is effective prospectively for fiscal years, and interim period within those years, beginning after December 15, 2014.
Interim Test of Impairment
As of March 29, 2014 we determined that based on results through the first quarter and the outlook for the business, the revenue growth assumptions and related profitability assumptions used previously in determining the Broadband Cable reporting unit’s fair value would not be achieved. As a result, management determined that indicators of impairment existed and performed interim impairment testing of goodwill and long-lived assets, based on revised forecasts, for its Broadband Cable reporting unit.
We determined the carrying value of the Broadband Cable reporting unit exceeded its fair value. We determined fair value using a combination of the market-based approach and the income approach relying on a discounted cash flow analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach (Level 3 measurements). The cash flows employed in the discounted cash flow analyses are based on our revised internal business model for the Broadband Cable reporting unit for 2014 and, for the four subsequent years beyond 2014, developed as a result of the reporting unit’s actual performance through March 29, 2014 and an assessment of (i) current and longer term operations and (ii) market conditions. The growth rates and future operating results used are an estimate of the future growth in the industry in which the reporting unit participates. The forecast represented the best information available to the Company at the time. The discount rate used of 19.2% in the discounted cash flow analysis is intended to reflect the risks inherent in the future cash flows of the reporting unit and are based on an estimated market participant’s cost of capital. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.
For the second step of the impairment test, we allocated the fair value of the reporting unit to its respective assets and liabilities based on their relative fair value at the date of the impairment test. We then compared the implied fair value of the Broadband Cable reporting unit’s goodwill of $3.1 million to its carrying amount. Since the carrying amount of the goodwill exceeded its implied fair value, we recognized a preliminary non-cash impairment charge of $10.1 million for the quarter ended March 29, 2014. The amount of the goodwill impairment loss is an estimate as we are still verifying certain of the fair market value assumptions used to determine the implied fair value of the Broadband Cable reporting unit’s goodwill.
Should actual future results differ from those projections used in the impairment testing, or should our assumptions prove to be incorrect, the fair value of a reporting unit could decline further, which could result in additional impairment. Following the goodwill impairment charge, the Fulfillment segments’ goodwill was $88.4 million at March 29, 2014 consisting of $85.3 million and $3.1 million for the DirectSat and Broadband Cable reporting units, respectively.
Non-GAAP Financial Measurements
As appropriate, we supplement our results of operations determined in accordance with U.S. generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measurements that we believe are useful to investors in assessing our performance. These non-GAAP financial measurements referenced in this discussion and analysis are earnings before interest, taxes, depreciation and amortization, adjusted for certain items described below (“Adjusted EBITDA”) and net loss excluding certain items. These measurements should not be considered in isolation or as a substitute for reported net loss but rather as an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the provided reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.
Adjusted EBITDA is a key indicator used by our management to evaluate operating performance of our continuing operations and to make decisions regarding compensation and other operational matters as well as by our investors and lenders in evaluating our performance. While this Adjusted EBITDA is not intended to replace any presentation included in our consolidated financial statements under GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance with other companies in our industry. This calculation may differ in method of calculation from similarly titled measures used by other companies or from required calculations pursuant to our loan agreements. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. Adjusted EBITDA is our EBITDA adjusted for discontinued operations, stock-based compensation and other unusual or non-recurring costs, including the costs associated with the restatement of our financial statements during 2013 and the costs associated with the investigation by our Audit Committee commencing in 2013.
Our management uses net loss excluding certain items as an indicator to evaluate the operating performance of the Company excluding the impact of various recent events. While net loss excluding certain items is not intended to replace any presentation included in the consolidated financial statements under GAAP, and should not be considered an alternative to operating performance, we believe this measure is useful to investors in assessing our performance by not giving effect to various recent events that have impacted our business. Specifically, these items are (i) loss from discontinued operations, (ii) restatement, investigation, restructuring and related costs and (iii) income related to contingent consideration.
Results of Operations.
In this section, we present a summary and detailed comparison of our results of operations for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. We have derived this data from our unaudited consolidated financial statements and other financial information included elsewhere in this Quarterly Report. Where applicable, we provide commentary related to each of our two segments: (i) Fulfillment and (ii) Engineering and Construction.
Summary
Revenue and gross profit decreased 22.2% and 28.6%, respectively, in the three months ended March 29, 2014 compared to the three months ended March 30, 2013, to $88.6 million and $13.3 million, respectively. Of the revenue decrease of $25.2 million, the Fulfillment and Engineering and Construction segments had reductions of $11.2 million and $14.0 million, respectively.
While gross margin percentages for the Fulfillment segment remained relatively constant in the three months ended March 29, 2014 compared to the three months ended March 30, 2013, the Engineering and Construction segment’s gross margin percentage declined substantially. Both segments realized lower gross profits in the three months ended March 29, 2014 compared to the three months ended March 30, 2013 as a result of lower revenues and lower gross margins.
Operating loss in the three months ended March 29, 2014 increased by $9.6 million to $11.9 million, as compared to $2.4 million for the three months ended March 30, 2013. The Company’s operating loss in the three months ended March 29, 2014 was positively impacted by declines in selling, general and administrative expenses, restructuring, restatement and investigation related costs and depreciation and amortization expense compared to the three months ended March 30, 2013. Offsetting these items was a $5.3 million decline in gross profit in the three months ended March 29, 2014 compared to the three months ended March 30, 2013 and an impairment charge of $10.1 million in the quarter ended March 29, 2014.
Loss from continuing operations increased to $19.6 million for the three months ended March 29, 2014 as compared to $7.0 million for the three months ended March 30, 2013 as a result of the (i) aforementioned increase in our operating loss, (ii) an increase in interest expense resulting from higher interest rates on our revolving and term loan facilities entered into in July 2013, and (iii) the amortization of related debt discount and deferred financing fees.
The results of discontinued operations have been presented separately from continuing operations as a component of net loss. During 2012, we sold our wireline telecommunications business unit, and certain costs related thereto are included in results of operations for the three months ended March 30, 2013 .
Net loss increased $12.0 million to $19.6 million for the three months ended March 29, 2014 as compared to $7.7 million for the three months ended March 30, 2013 as a result of the increase in our loss from continuing operations of $12.6 million for the three months ended March 29, 2014 and the decline in the loss from discontinued operations of $0.6 million from the prior year period.
As you read and consider this management’s discussion and analysis, you should be aware that our historical results may not be indicative of future performance as a result of the opportunities, challenges, risks, trends and uncertainties discussed in this Quarterly Report and in the section entitled “Overview” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Discussion
The following table presents our results of operations:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013

Revenues	$88,600	$113,838
Cost of revenues	75,329	95,251
Gross profit	13,271	18,587
Selling, general and administrative expenses	10,219	13,138
Income related to contingent consideration	—	(114)
Restructuring, restatement and investigation related costs	871	1,877
Impairment charge	10,100	—
Depreciation and amortization	4,022	6,047
Operating loss	(11,941)	(2,361)
Interest expense	8,356	4,634
Other income, net	(612)	(12)
Loss from continuing operations before income taxes	(19,685)	(6,983)
Income tax (benefit) expense	(60)	60
Loss from continuing operations	(19,625)	(7,043)
Loss from discontinued operations	—	(621)
Net loss	$(19,625)	$(7,664)

Revenues
The following table presents revenue information by segment:

	Three Months Ended
	March 29, 2014		March 30, 2013		Increase (Decrease)
(amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Amount	%

Fulfillment	$63,236	71.4%	$74,430	65.4%	$(11,194)	(15.0)%
Engineering and Construction	25,364	28.6%	39,408	34.6%	(14,044)	(35.6)%
Total	$88,600		$113,838		$(25,238)	(22.2)%
Revenues decreased $25.2 million, or 22.2%, to $88.6 million from $113.8 million for the three months ended March 29, 2014 and March 30, 2013, respectively. For the Fulfillment segment, revenues decreased $11.2 million, or 15.0%, to $63.2 million from $74.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The decrease in Fulfillment segment revenues was primarily attributable to (i) revenue declines from both the cable and satellite installations attributable mainly to weather disruptions in the markets we serve resulting in lower installs to homes, and (ii) our exiting certain low or negative margin cable markets in 2013 and 2014. For the Engineering and Construction segment, revenues decreased $14.0 million, or 35.6%, to $25.4 million from $39.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The decrease in Engineering and Construction revenues was primarily attributable to reduced work for AT&T as our northeastern turf agreement concludes in August 2014.
Gross Profit
The following table presents gross profit information by segment:

	Three Months Ended
	March 29, 2014		March 30, 2013		Increase (Decrease)
(amounts in thousands)	Amount	% of Revenues	Amount	% of Revenues	Amount	%

Fulfillment	$11,332	17.9%	13,295	17.9%	$(1,963)	(14.8)%
Engineering and Construction	1,939	7.6%	5,292	13.4%	(3,353)	(63.4)%
Total	$13,271	15.0%	$18,587	16.3%	$(5,316)	(28.6)%
Gross profit decreased $5.3 million, or 28.6%, to $13.3 million from $18.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively, as a result of lower revenues and gross margin percentages in the three months ended March 29, 2014 compared to the three months ended March 30, 2013. Gross margin percentages decreased to 15.0% compared to 16.3% for the three months ended March 29, 2014 and March 30, 2013, respectively. For the Fulfillment segment, gross margins remained constant year over year. For the Engineering and Construction segment, gross margin percentages decreased 5.8% for the three months ended March 29, 2014 compared to the prior year period. The decrease is attributable to the decline in our work for AT&T.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.9 million, or 22.2%, to $10.2 million from $13.1 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Reductions in insurance expense, bonus, salary and stock compensation expense and a decline in the provision for bad debt in the three months ended March 29, 2014, compared to the prior year period, accounted substantially for the reduction in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenue remained constant at 11.5% in the three months ended March 29, 2014 compared to the three months ended March 30, 2013.
Restructuring, Restatement and Investigation Related Costs
For the three months ended March 29, 2014, restatement, investigation and related costs related to the the 2013 Audit Committee Investigation were $0.5 million, mainly professional fees. For the three months ended March 30, 2013 such costs were $1.4 million. Additional costs for related matters may arise in the future, such as the Company’s obligation to indemnify current and former officers in connection with potential regulatory or legal proceedings. Management is not able to estimate what the costs related to these matters might be, but such costs could be significant.

Restructuring charges were $0.3 million and $0.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The charges for the three months ended March 29, 2014 were related to the separation of a former member of management and the closing of certain operating locations. The charges for the three months ended March 30, 2013 were related to the separation of a former member of senior management.
Impairment Charge
During three months ended March 29, 2014, we recognized an impairment charge of $10.1 million related to the goodwill of the Broadband Cable reporting unit. Refer to the discussion of interim impairment testing in the section entitled “Critical Accounting Policies and Estimates” for additional details.
Depreciation and Amortization
Depreciation and amortization decreased $2.0 million, or 33.5%, to $4.0 million from $6.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The decrease was driven by lower amortization of $0.7 million caused by intangible assets reaching the end of their amortizable lives, partially offset by new amortization from the intangible assets acquired from Skylink, and lower depreciation of $1.4 million resulting from a reduction in our vehicle fleet.
Interest Expense
Interest expense increased $3.7 million, or 80.3%, to $8.4 million from $4.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively. The increase was caused by higher cash and non-cash interest as a result of the refinancing in July 2013 of our debt at higher interest rates; higher average principal balances as well as, higher amortization of deferred financing fees and debt discount.
Other Income, Net
Net other income, consisting mainly of gains and losses on the sale of property and equipment, increased $0.6 million in the three months ended to $0.6 million compared to the prior year quarter. The disposal of assets is generally dependent on vehicle and other equipment needs of the Company.
Income Tax Benefit or Expense
Income tax benefit or expense was not material to our results of operations for the three months ended March 29, 2014 and March 30, 2013. Our effective tax rate differs from the Federal statutory tax rate of 35% primarily because we have not yet achieved profitable operations outside of Canada. As a result, our non-Canadian deferred tax assets do not satisfy the criteria for realizability, and we have established a full valuation allowance for such assets. In addition, we are required to pay incomes taxes in certain states and localities in which we do business.
Loss from Discontinued Operations
In the three months ended March 30, 2013 we incurred a loss from discontinued operations of $0.6 million, related to the sale in the fourth quarter of 2012 of our wireline telecommunication business.

Net Loss Excluding Certain Items and Adjusted EBITDA
The following table presents the reconciliation of net loss to net loss excluding certain items and Adjusted EBITDA:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013

Net loss	$(19,625)	$(7,664)
Loss from discontinued operations	—	621
Impairment Charge	10,100	—
Restructuring, restatement and investigation related costs	871	1,877
Income related to contingent consideration	—	(114)
Net loss excluding certain items	(8,654)	(5,280)

Interest expense	8,356	4,634
Income tax (benefit) expense	(60)	60
Depreciation and amortization	4,022	6,047
Stock-based compensation	519	767
Transaction costs	122	80
Other income, net	(612)	(12)
Adjusted EBITDA	$3,693	$6,296
Net loss excluding certain items increased in the quarter ended March 29, 2014, as compared to the prior year, from $5.3 million to $8.7 million, primarily due to the Company’s higher loss from operations from that reported in the prior year period.
Adjusted EBITDA decreased $2.6 million, or 41.3%, to $3.7 million from $6.3 million for the quarter ended March 29, 2014 and March 30, 2013, respectively. The decrease was caused by a decline of $5.3 million in gross profit partially offset and a decrease in selling, general and administrative expenses of $2.7 million excluding the effect of stock-based compensation.
Liquidity and Capital Resources.
At March 29, 2014, our liquidity consisted of cash of $0.7 million and $4.8 million of availability under the Revolving Loan. Availability was calculated based upon (i) total potential availability under the Revolving Loan of $63.7 million, which was determined as the lesser of (a) the $75.0 million face amount of the facility and (b) a borrowing base of $63.7 million, calculated based upon eligible receivables of $46.4 million plus an additional amount of $17.3 million (the “Additional Amount”); less (ii) outstanding standby letters of credit under the Revolving Loan of $12.1 million; less (iii) outstanding borrowings under the Revolving Loan of $46.8 million. The Additional Amount varies from $0 to $20.0 million based upon the total of eligible and ineligible receivables. The minimum amount is used at $60.0 million or less of total receivables, the maximum amount is used at $80.0 million or greater of total receivables, and a proportional amount is used if total receivables are between $60.0 million and $80.0 million. Additionally, the following other trends are expected to impact our liquidity:

•
The need to improve our management of working capital within our Engineering and Construction business, which if not managed well could require us to borrow additional amounts, which could reduce our profitability, or cause us to become ineligible for new borrowings or default on our debt, or both;

•	Our ability to remain listed on a public stock exchange, which can allow us to access equity and debt capital on more favorable terms than in private markets;

•	Our ability to pay our vendors timely and retain key subcontractors for future work;

•	The timing of our payment of the final portion of an earn-out in connection with a previously completed acquisition, pursuant to the terms of the purchase agreement and an ancillary agreement; and

•	Required repayment of our Revolving Loan as potential availability decreases.

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
Our liquidity and our continuing ability to borrow under our debt arrangements require us to maintain certain financial covenants. We were in compliance with those covenants at March 29, 2014. Because these ratios become more restrictive over time, we will need to either increase our adjusted earnings or decrease our long-term debt to remain in compliance. If we are unable to improve profitability, reduce long-term debt or obtain additional financing, the related lack of liquidity and failure to be in compliance with long-term debt covenants would have a material adverse effect on the Company’s operations. We anticipate that the balance of our restricted cash at March 29, 2014 will be released to us within the next twelve months and applied to the outstanding balance of our Revolving Loan. To the extent we can reduce our standby letters of credit with insurance carriers, it would improve our availability under our Revolving Loan.
Comparison of Historical Cash Flows
The following table summarizes our historical cash flows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Net cash provided by (used in):
Operating activities	$(2,320)	$6,600
Investing activities	$(245)	$(312)
Financing activities	$1,451	$(8,770)
Cash Flows from Operating Activities
Cash flows from operating activities decreased $8.9 million with operations utilizing cash in the three months ended March 29, 2014 compared to providing cash in the three months ended March 30, 2013. The decrease in operating cash flows was driven by changes in working capital. In the the three months ended March 30, 2013 changes in working capital provided $6.2 million to cash from operations, benefiting from a significant prepayment from a customer, whereas in the the three months ended March 29, 2014 changes in working capital provided $0.7 million million in cash from operations. This results mainly from the level of accounts receivable at March 29, 2014 not declining in-line with the decline in revenues during the three months ended March 29, 2014 and the increase in the net loss, excluding non-cash charges, during the period. We continue to focus on working capital management in light of our tightening liquidity.
Cash Flows used in Investing Activities
Cash flows used by investing activities improved $0.1 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013 as a result of lower acquisitions of property and equipment and higher proceeds from the sale of property and equipment.
Cash Flows from Financing Activities
Cash flows from financing activities increased $10.2 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase was driven by lower debt repayments, primarily on our old revolving loan agreement in the three months ended March 30, 2013, and the release of restricted cash collateralizing certain standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The purpose of this evaluation is to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as a result of (1) the material weaknesses that existed in the Company’s internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2013 and (2) a material weakness identified during the period covered by this report over insufficient monitoring controls relating to the evaluation of goodwill for impairment.
Changes in Internal Control over Financial Reporting
Other than the matter described above, there were no changes in our internal control over financial reporting that occurred during the period ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have already undertaken a broad range of remedial procedures to address the material weakness described above.
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended March 29, 2014, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that, other than the matter described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
However, as explained in greater detail under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, we undertook a broad range of remedial procedures prior to March 31, 2014, the filing date of that report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2013. Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our internal control environment, and on implementing process changes to strengthen our internal control and monitoring activities. Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three month period ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2013, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2013.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
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
Skylink Complaint
In August 2013, Skylink brought a complaint against the Company in the Common Pleas Court of Hancock County, Ohio alleging the Company had failed to pay an earn-out payment and requesting a declaratory judgment that the earn-out payment is due and immediately payable, together with the accrued interest thereon and costs and expenses. The Company removed the complaint to the United States District Court for the Northern District of Ohio and filed a motion to dismiss. Skylink thereafter amended its complaint, and the Company has filed another motion to dismiss the amended complaint. While the Company acknowledges that the earn-out payment of $6.0 million accrued on May 31, 2013, the Company has not made this payment because certain contractual conditions have not yet been met. The earn-out payment is included within the current portion of long-term debt on our consolidated balance sheet.

Item 1A.	Risk Factors.
Refer to Form 10-K
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None
Item 3. Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

#		10.36
UniTek Global Services, Inc. Change in Control Severance Plan, dated as of March 27, 2014. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014)

#		10.37
Employment Agreement Termination Letter, dated March 31, 2014, by and between the Company and Daniel Yannantuono. (Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014)

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
UNITEK GLOBAL SERVICES, INC.

Date:	May 15, 2014	By:	/s/ Rocco Romanella
Rocco Romanella
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2014	By:	/s/ Andrew J. Herning
Andrew J. Herning
Chief Financial Officer
(Principal Financial Officer)